Form 10-K
period 1999-12-31
LIBERTY MEDIA CORP /DE/
filed 2000-03-27
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ____ to ____

Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Delaware                                 84-1288730
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    9197 So. Peoria Street
      Englewood, Colorado                                 80112
----------------------------------------              ---------------
(Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (720) 875-5400

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                 Yes  X     No
                                                   ------     -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 1, 2000, there were 1,000 shares of Class A Common Stock, 1,000 shares of Class B Common Stock and 1,000 shares of Class C Common Stock of Liberty Media Corporation outstanding, all of which were held indirectly by AT&T Corp.

                                     PART I.

Item 1. Business.

         (a)      General Development of Business

         Liberty Media Corporation owns interests in a broad range of video programming, communications and Internet businesses in the United States, Europe, South America and Asia. Liberty Media's principal assets include interests in Starz Encore Group LLC, Discovery Communications, Inc., Time Warner Inc., QVC, Inc., USA Networks, Inc., Telewest Communications, plc, TV Guide, Inc., Motorola, Inc., Sprint PCS Group, The News Corporation Limited and Liberty Digital, Inc.

Our Corporate History

         Liberty's former parent, Tele-Communications, Inc. ("TCI"), began acquiring interests in programming businesses in the late 1970s in an effort to ensure quality content for distribution on its cable television systems. TCI formed Liberty's predecessor, which we refer to as "LMC," for the purpose of spinning off to TCI's shareholders, by means of an exchange offer, TCI's interests in most of its cable television programming businesses and certain of its affiliated cable television systems. TCI retained a significant interest in LMC through its ownership of preferred stock. The spinoff was effected due to concerns over proposals that were then pending before Congress that, if enacted, would impose horizontal limits on the number of subscribers that could be served by a single cable operator and vertical limits on the ownership by cable operators of interests in cable programming services. LMC began trading on March 28, 1991. At that time, its assets included interests in cable television systems serving approximately 1.6 million subscribers, regional sports networks and eight national programming services, including QVC, Black Entertainment Television and The Family Channel. Over the next three years LMC increased its programming assets by acquiring interests in and developing companies that produced branded programming content, including Encore Media Corporation, the Home Shopping Network and two national and several regional sports networks.

         On August 4, 1994, TCI reacquired the public's interest in LMC by means of a merger, and LMC again became a wholly owned subsidiary of TCI. TCI reacquired LMC largely because of the Federal Communication Commission's adoption in 1994 of vertical and horizontal cable and programming regulations, which a combined TCI and LMC fit within. At that time, Liberty had interests in cable television systems serving approximately 3.2 million subscribers, 11 national programming services, including Encore, STARZ! and QVC, and two national and 13 regional sports networks.

         In the fourth quarter of 1994, TCI reorganized its businesses into four divisions: (1) Domestic Cable and Communications, (2) Programming, (3) International Cable and Programming and (4) Technology/Venture Capital. This business-line reorganization was effected in an effort to better focus management expertise in the various areas into which TCI had evolved, and to gain greater market recognition of the value of TCI's four lines of businesses. In an effort to further gain market recognition of what TCI believed to be hidden values in its asset base, in August 1995, TCI divided its common stock into two tracking stocks, with one series of tracking stock intended to reflect the separate performance of a newly created "Liberty Media Group." The assets attributed to the Liberty Media Group were comprised primarily of the assets of TCI's Programming division. The other series of tracking stock was intended to reflect the separate performance of the "TCI Group," which was comprised of the three other divisions of TCI.

         The Liberty Media Group tracking stock began trading on August 10, 1995. At that time, Liberty's assets included interests in more than 30 national cable programming services, three national and 15 regional sports networks and various other businesses involved in television programming production and distribution. Over the course of the next three years, Liberty continued to expand its interests in programming services and leveraged several of its interests to obtain the benefits of scale and liquidity. This included Liberty's acquisition of an approximately 9% interest in Time Warner in exchange for its interest in Turner Broadcasting System and the exchange of its shares in International Family Entertainment for a preferred stock interest in Fox Kids Worldwide.

         In August 1997, TCI created a third class of tracking stock intended to track the separate performance of the "TCI Ventures Group," which was comprised of the International Cable and Programming division and the Technology/Venture Capital division of TCI.

         On March 9, 1999, TCI was acquired by AT&T Corp. in a merger transaction in which the holders of TCI Group tracking stock received AT&T common stock and holders of Liberty Media Group tracking stock and TCI Ventures Group tracking stock received shares of AT&T's Liberty Media Group tracking stock. Liberty and its consolidated subsidiaries are attributed to the Liberty Media Group. The businesses and assets of Liberty and its subsidiaries currently constitute substantially all of the businesses and assets of the Liberty Media Group. The AT&T Liberty Media Group tracking stock began trading on the New York Stock Exchange on March 10, 1999, under the symbols LMG.A and LMG.B.

         As a result of the merger with AT&T, TCI and Liberty became subsidiaries of AT&T. In connection with the merger, most of the assets formerly attributed to the TCI Ventures Group were transferred to Liberty. Other assets that had been attributed to the TCI Ventures Group were transferred to TCI in exchange for a cash contribution of approximately $5.5 billion to Liberty. As a result of these asset transfers, Liberty obtained interests in foreign distribution companies, interests in certain foreign programming businesses and interests in Internet and technology companies as well as approximately $5.5 billion cash and the right to the U.S. federal income tax benefits of a net operating tax loss carryforward possessed by TCI at the time of its merger with AT&T. On March 10, 2000, in connection with certain restructuring transactions, TCI was converted into a Delaware limited liability company, of which AT&T is the sole member, and renamed AT&T Broadband, LLC.

Our Governance Structure

         We have a substantial degree of managerial autonomy from AT&T as a result of our corporate governance arrangement with AT&T. Our board of directors is controlled by persons designated by TCI prior to its acquisition by AT&T, and our board will continue to be controlled by those persons, or others chosen by them, until at least 2006. Our management consists of individuals who managed the businesses of Liberty and TCI Ventures Group prior to the AT&T merger. We have entered into agreements with AT&T which provide us with a level of financial and operational separation from AT&T, define our rights and obligations as a member of AT&T's consolidated tax group, enable us to finance our operations separately from those of AT&T and provide us with certain programming rights with respect to AT&T's cable systems. See "Relationship with AT&T and Certain Related Transactions" in Part III.

Recent Developments

         On March 1, 1999, United Video Satellite Group, Inc. acquired Liberty's 40% interest in Superstar/Netlink Group and its 100% interest in Netlink USA, which uplinks the signals of six Denver-based broadcast television stations, in exchange for shares of UVSG common stock. On the same date, UVSG acquired from The News Corporation Limited, in exchange for cash and shares of UVSG common stock, the stock of certain corporations that publish TV Guide Magazine and other printed television program listing guides and distribute TV Guide Online. Following this transaction UVSG, which changed its name to TV Guide, Inc., became jointly controlled by Liberty and News Corp. with each, owning approximately 44% of its equity and 49% of its voting power. In October 1999, TV Guide announced that it had entered into a definitive merger agreement with Gemstar International Group Limited, pursuant to which TV Guide would become a wholly owned subsidiary of Gemstar. This transaction is subject to the approval of the shareholders of each company (which was received on March 17, 2000) as well as customary closing conditions.

         On March 22, 1999, Liberty entered into a seven-year "cashless collar" with a financial institution with respect to 15 million shares of Time Warner common stock, secured by 15 million shares of its approximately 114 million shares of Time Warner Series LMCN-V Common Stock. In effect, Liberty purchased a put option that gives it the right to require its counterparty to buy 15 million Time Warner shares from Liberty in approximately seven years for $67.45 per share. Liberty simultaneously sold a call option giving the counterparty the right to buy the same shares from Liberty in approximately seven years for $158.33 per share. Since the purchase price of the put option was equal to the proceeds from the sale of the call option, the collar transaction had no cash cost to Liberty.

         On July 7, 1999, Liberty issued its 7-7/8% Senior Notes due 2009, in the aggregate principal amount of $750 million, and its 8-1/2% Senior Debentures due 2029, in the aggregate principal amount of $500 million. Liberty received net cash proceeds from these issuances of $741 million and $494 million, respectively, which were used to repay outstanding borrowings under certain credit facilities. On January 13, 2000, Liberty completed a registered exchange offer for these securities that provided tendering holders with identical securities "freely" transferable under the Securities Act of 1933.

         On July 15, 1999, Liberty sold to News Corp. its 50% interest in their jointly owned Fox/Liberty Networks programming venture, in exchange for 51.8 million News Corp. ADRs representing preferred limited voting ordinary shares of News Corp., valued at approximately $1.425 billion, or approximately $27.52 per ADR. In a related transaction, Liberty acquired from News Corp. 28.1 million additional ADRs representing preferred limited voting ordinary shares of News Corp. for approximately $695 million, or approximately $24.74 per ADR. As a result of these transactions and subsequent open market purchases, as of March 1, 2000, Liberty owned approximately 81.7 million ADRs representing preferred limited voting ordinary shares of News Corp. or approximately 8.5% of News Corp.'s ordinary shares on a fully diluted basis.

         On September 9, 1999, TCI Music, Inc. and Liberty completed a transaction pursuant to which Liberty and certain of its affiliates contributed to TCI Music substantially all of their respective Internet content and interactive television assets, certain rights with respect to access to AT&T cable systems for the provision of interactive video services, and a combination of cash and notes receivable equal to $150 million, in exchange for preferred and common stock of TCI Music. Following this transaction, Liberty owned an approximately 87% interest in TCI Music, which changed its name to Liberty Digital, Inc. A member of the Liberty Media Group that is not part of Liberty or its consolidated subsidiaries owned an additional approximately 8% interest in Liberty Digital. In addition, Liberty adopted a policy that Liberty Digital would be its primary (but not exclusive) vehicle to pursue corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain exceptions.

         On September 30, 1999, Liberty purchased 9.9 million class B shares of UnitedGlobalCom, Inc. for approximately $493 million in cash. UnitedGlobalCom is a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. As part of the transaction, Liberty expects to form a 50/50 joint venture or similar arrangement with United Pan-Europe Communications N.V., UnitedGlobalCom's European subsidiary, to own the UnitedGlobalCom shares and to evaluate joint content and distribution opportunities in Europe. Liberty would contribute to the joint venture its 9.9 million class B shares of UnitedGlobalCom and United Pan-Europe would contribute its 5.6 million class A shares of UnitedGlobalCom. Liberty expects to assign 50% of its interest in the joint venture to Microsoft Corporation. In addition to its 25% interest (after the assignment to Microsoft), Liberty would receive approximately $144 million of redeemable preferred interests in the joint venture. When formed, the joint venture would own approximately 14.5% of the total outstanding common shares of UnitedGlobalCom on a fully diluted basis. The joint venture and its members would be bound by voting and standstill agreements with UnitedGlobalCom and certain of its controlling shareholders.

         On November 16, 1999, Liberty issued its 4% Senior Exchangeable Debentures due 2029, in the aggregate principal amount of $869 million. Liberty received net cash proceeds from this issuance of $854 million. On February 9, 2000, Liberty registered the resale of these debentures under the Securities Act of 1933.

         On December 6, 1999, Liberty entered into an agreement with Four Media Company with respect to a transaction pursuant to which Liberty Media Group would acquire all of the outstanding common stock of Four Media in exchange for approximately $123 million in cash, the issuance of approximately 3.2 million shares of AT&T Class A Liberty Media Group tracking stock and a warrant to purchase approximately 350,000 shares of AT&T Class A Liberty Media Group tracking stock at an exercise price of $46.00 per share. Four Media is a provider of technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally. The transaction with Four Media is subject to the approval of Four Media's shareholders, as well as other customary closing conditions and is expected to close in the second quarter of 2000.

         On December 10, 1999, Liberty entered into an agreement with The Todd-AO Corporation with respect to a transaction pursuant to which the Liberty Media Group would acquire approximately 60% of the outstanding equity and 94% of the voting power of Todd in exchange for approximately 3 million shares of AT&T Class A Liberty Media Group tracking stock. Todd provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. The transaction with Todd is subject to the approval of Todd's shareholders, as well as other customary closing conditions and is expected to close in the second quarter of 2000.

         On December 30, 1999, Liberty entered into an agreement with Soundelux Entertainment Group, Inc. with respect to a transaction pursuant to which the Liberty Media Group would acquire approximately 55% of the outstanding equity and 92% of the voting power of Soundelux in exchange for approximately 2 million shares of AT&T Class A Liberty Media Group tracking stock. Soundelux provides video, audio, show production, design and installation services to location-based entertainment venues and provides production and post-production sound services, including content, editing, re-recording and music supervision, to the motion picture, television and interactive gaming industries. The transaction with Soundelux is subject to the approval of Soundelux's shareholders and the closing of the Todd transaction, as well as other customary closing conditions and is expected to close in the second quarter of 2000.

         Following the acquisitions of majority interests in Todd and Soundelux and of 100% of the voting securities of Four Media, and subject to certain conditions, the Liberty Media Group has agreed to cause the following additional transactions to occur: (i) contribution of the Liberty Media Group's controlling interest in Todd to Soundelux, in exchange for additional shares of voting stock of Soundelux; (ii) contribution by Soundelux to Todd of 100% of the business and operations of Soundelux, in exchange for additional shares of voting stock of Todd and the assumption by Todd of 100% of the liabilities of Soundelux; and
(iii) contribution by the Liberty Media Group to Soundelux, and by Soundelux to Todd, of 100% of the stock of Four Media. As a result of such transactions, the assets and operations now owned and operated by Four Media, Soundelux and Todd would be consolidated within Todd, which would change its name to Liberty Livewire, Inc. Liberty Livewire would become a subsidiary of Liberty.

         On December 15, 1999, a trust for Liberty's benefit entered into a "cashless collar" with a financial institution with respect to 18 million shares of Sprint PCS stock--Series 1, secured by 18 million shares of the trust's Sprint PCS stock--Series 2. The Sprint PCS stock--Series 2 is convertible into the Sprint PCS stock--Series 1 on a one-for-one basis. The collar consists of a put option that gives the trust the right to require its counterparty to buy 18 million shares of Sprint PCS stock--Series 1 from the trust in three tranches in approximately two years for $50 per share. The counterparty has a call option giving the counterparty the right to buy the same shares from the trust in three tranches in approximately two years for $65.23 per share. The put and the call options were equally priced, resulting in no cash cost to the trust or Liberty. Share amounts and prices have been adjusted to reflect Sprint's February two-for-one stock split.

         On January 5, 2000, General Instrument Corporation merged with Motorola, Inc. As a result of this merger, Liberty's 21% interest in GI was exchanged for an approximate 3% interest in Motorola.

         On January 14, 2000, Liberty Media Group completed its acquisition of The Associated Group, Inc. pursuant to a merger agreement among AT&T, Liberty and Associated Group. Under the merger agreement each share of Associated Group's Class A common stock and Class B common stock was converted into 0.49634 shares of AT&T common stock and 1.20711 shares of AT&T Class A Liberty Media Group tracking stock. Prior to the merger, Associated Group's primary assets were (1) approximately 19.7 million shares of AT&T common stock, (2) approximately 23.4 million shares of AT&T Class A Liberty Media Group tracking stock, (3) approximately 5.3 million shares of AT&T Class B Liberty Media Group tracking stock, (4) approximately 21.4 million shares of common stock, representing approximately a 40% interest, of Teligent, Inc., a full-service, facilities-based communications company, and (5) all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitters, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group, other than its interest in Teligent, were transferred to Liberty. Associated Group's interest in Teligent is held by a member of the Liberty Media Group other than Liberty. All of the shares of AT&T common stock, AT&T Class A Liberty Media Group tracking stock and AT&T Class B Liberty Media Group tracking stock previously held by Associated Group were retired by AT&T.

         On February 2, 2000, Liberty issued its 8-1/4% Senior Debentures due 2030, in the aggregate principal amount of $1 billion. Liberty received net cash proceeds from this issuance of $983 million. Pursuant to a registration rights agreement entered into with the purchasers of these debentures, Liberty is required to effect a registered exchange offer for the debentures which will provide tendering holders with identical securities "freely" transferable under the Securities Act of 1933.

         On February 7, 2000, Liberty purchased 18 million shares of Cendant Corporation common stock and a warrant to purchase up to an additional approximate 29 million shares of common stock at an exercise price of $23.00 per share (subject to anti-dilution adjustments), which resulted in Liberty having an approximate 6.5% ownership interest in Cendant. Liberty paid $300 million in cash for the common stock and $100 million in cash for the warrants. Cendant is primarily engaged in the consumer and business services industries, with its principal operations in travel related services, real estate related services and alliance marketing related services.

         On February 10, 2000, Liberty issued its 3-3/4% Senior Exchangeable Debentures due 2030, in the aggregate principal amount of $750 million. Liberty received net cash proceeds from this issuance of $735 million. On March 8, 2000, Liberty issued an additional $60 million principal amount of its 3-3/4% Senior Exchangeable Debentures due 2030. Liberty received net cash proceeds from this issuance of $59 million. Pursuant to a registration rights agreement entered into with the purchasers of these debentures, Liberty is required to register the resale of these debentures under the Securities Act of 1933.

         On February 27, 2000, Liberty entered into an agreement with ICG Communications, Inc. pursuant to which Liberty would purchase for $500 million
(a) 500,000 shares of ICG Communications convertible preferred stock, which are initially convertible into 17,857,142 shares of ICG Communications common stock, and (b) warrants to purchase 6,666,667 shares of ICG Communications common stock at an initial exercise price of $34.00 per share. The transaction is subject to customary closing conditions.

         On February 29, 2000, Liberty commenced a cash tender offer for all of the outstanding common stock of Ascent Entertainment Group, Inc. at a price of $15.25 per share. Pursuant to a merger agreement entered into with Ascent on February 22, 2000, if a majority of the outstanding shares of Ascent are tendered in the offer and the other conditions to the offer are satisfied or waived, Liberty will acquire control of Ascent and, as soon as practicable thereafter, will acquire the remaining Ascent shares by merging a subsidiary into Ascent. This transaction is subject to approval of Ascent's shareholders, as well as other customary closing conditions. If the merger is effected, Liberty expects to pay approximately $460 million for the Ascent stock. In addition, Ascent will have approximately $295 million in indebtedness outstanding immediately after the merger. Ascent's principal business is providing pay-per-view entertainment and information services through its majority owned subsidiary, On Command Corporation. Ascent also provides satellite service to the NBC television network and owns the National Basketball Association's Denver Nuggets, the National Hockey League's Colorado Avalanche and the Pepsi Center, Denver's new entertainment facility which is home to both the Nuggets and the Avalanche. If it acquires Ascent, Liberty intends to seek a buyer for the sports teams and the Pepsi Center.

         On March 16, 2000 Liberty purchased shares of cumulative preferred stock in TCI Satellite Entertainment, Inc. ("TSAT") in exchange for Liberty's economic interest in 5,084,745 shares of Sprint Corporation PCS common stock, valued at $300 million. Liberty received 150,000 shares of TSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of TSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of TSAT. Liberty and TSAT also formed a joint venture named Liberty Satellite, LLC to hold and manage interests in entities engaged globally in the distribution of internet data and other content via satellite and related businesses. As part of this transaction, Liberty contributed its interests in XM Satellite Radio Holdings, Inc., iSKY, Inc., Astrolink International LLC and Sky Latin America in exchange for an approximately 89% interest in the joint venture. TSAT contributed its interest in JATO Communications Corp. and General Motors Class H Common Stock in exchange for an approximately 11% interest in the joint venture which will be managed by TSAT. In a related transaction, TSAT paid Liberty $60 million in the form of an unsecured promissory note in exchange for an approximately 14% interest in a limited liability company with holdings in Astrolink International LLC. The remaining 86% of the limited liability company is held by Liberty Satellite, LLC.

                                    * * * * *


         Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Liberty (or entities in which Liberty has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors as to both Liberty and the entities in which Liberty has an interest, include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which Liberty, and the entities in which Liberty has interests, operate; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to the year 2000, including Liberty's projected state of readiness, the projected costs of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios of Liberty and the entities in which Liberty has an interest; new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to Liberty's products and services, and the products and services of the entities in which Liberty has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and Liberty expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in Liberty's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K related to the changeover to the year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         (b)      Financial Information about Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. For the ten months ended December 31, 1999, Liberty had three operating segments: Starz Encore Media Group, Liberty Digital and Other. Financial information related to Liberty's operating segments can be found in note 15 to Liberty's consolidated financial statements found in Part II of this report.

         (c)      Narrative Description of Business

         The following table sets forth information concerning Liberty's subsidiaries and business affiliates. Liberty holds its interests either directly or indirectly through partnerships, joint ventures, common stock investments or instruments convertible or exchangeable into common stock. Ownership percentages in the table are approximate, calculated as of March 1, 2000, and, where applicable and except as otherwise noted, assume conversion to common equity by Liberty and, to the extent known by Liberty, other holders. In some cases, Liberty's interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution.


---------------------------------------------   --------------    --------     -----------
                                                SUBSCRIBERS AT                  ATTRIBUTED
                                                   12/31/99         YEAR        OWNERSHIP
               ENTITY                              (000'S)        LAUNCHED     % AT 3/1/00
---------------------------------------------   --------------    --------     -----------
                                         VIDEO PROGRAMMING SERVICES
BET Holdings II, Inc.                                                                35%
    BET Cable Network                               58,600            1980
    BET Action Pay-Per-View                         10,000(1)         1990
    BET on Jazz                                      7,000            1996
    BET.com                                         Online            1999           50%

Canales n                                               17(2)         1998          100%

Court TV                                            37,543            1991           50%

Discovery Communications, Inc.                                                       49%
    Discovery Channel                               77,829            1985
    The Learning Channel                            72,175            1980
    Animal Planet                                   54,018            1996
    Discovery People                                 8,200            1997
    Travel Channel                                  35,466            1987
    Discovery Digital Services                       5,026(2)
       Discovery Civilization                                         1996
       Discovery Health                                               1998
       Discovery Home & Leisure                                       1996
       Discovery Kids                                                 1996
       Discovery Science                                              1996
       Discovery Wings                                                1998
       Discovery en Espanol                                           1998


---------------------------------------------   --------------    --------     -----------
                                                SUBSCRIBERS AT                  ATTRIBUTED
                                                   12/31/99         YEAR        OWNERSHIP
               ENTITY                              (000'S)        LAUNCHED     % AT 3/1/00
---------------------------------------------   --------------    --------     -----------

                                VIDEO PROGRAMMING SERVICES (CONTINUED)

    Animal Planet Asia                               6,445            1998           25%
    Animal Planet Europe                             6,328            1998
    Animal Planet Latin America                      6,774            1998           25%
    Discovery Asia                                  37,712            1994
    Discovery India                                 14,100            1996
    Discovery Japan(3)                               1,542            1996
    Discovery Europe                                19,155            1989
    Discovery Turkey                                   600            1997
    Discovery Germany                                1,206            1996           25%
    Discovery Italy/Africa                           1,423            1996
    Discovery Latin America                         12,145            1996
    Discovery Latin America Kids Network             8,490            1996
    People & Arts (Latin America)                    9,453            1995           25%
    Discovery Channel  Online                       Online            1995
    Discovery Home & Leisure (Europe)                5,911

Starz Encore Group LLC                                                              100%
    Encore                                          13,745            1991
    MOVIEplex                                        7,598            1995
    Thematic Multiplex (aggregate units)            26,012(2)         1994
       Love Stories
       Westerns
       Mystery
       Action
       True Stories
       WAM! America's Kidz Network
    STARZ!                                          10,240            1994
    STARZ! Multiplex (aggregate units)               6,180(2)
       STARZ! Theater                                                 1996
       BET Movies/STARZ!3                                                            88%
       STARZ! Family
       STARZ! cinema                                                  1997
E! Entertainment Television                         59,318            1990           10%
    Style                                            4,630            1998

Flextech p.l.c. (UK)                                                                 37%
(LN(4): FLXT)
    Bravo                                            5,188            1985           37%
    Challenge TV                                     5,383            1993           37%
    HSN Direct International                           N/A            1994           42%
    KinderNet                                        5,751            1988           12%
    Living                                           6,175            1993           37%
    SMG                                                N/A            1957            7%
    Trouble                                          5,164            1984           37%
    TV Travel Shop                                   7,010            1998           37%
    UK Arena (UKTV)                                  3,139            1997           18%
    UK Gold (UKTV)                                   6,279            1992           18%
    UK Gold Classics (UKTV)                          1,993            1999           18%
    UK Horizons (UKTV)                               4,840            1997           18%
    UK Style (UKTV)                                  3,191            1997           18%
    UK Play (UKTV)                                   2,450            1998           18%


---------------------------------------------   --------------    --------     -----------
                                                SUBSCRIBERS AT                  ATTRIBUTED
                                                   12/31/99         YEAR        OWNERSHIP
               ENTITY                              (000'S)        LAUNCHED     % AT 3/1/00
---------------------------------------------   --------------    --------     -----------

                                VIDEO PROGRAMMING SERVICES (CONTINUED)

Fox Kids Worldwide, Inc.                                                                (5)

International Channel                                8,558            1990           90%

Jupiter Programming Co., Ltd. (Japan)                                                50%
    Cable Soft Network                               2,486            1989           50%
    CNBC Japan/Nikkei                                  N/A            1997           10%
    Golf Network                                     2,076            1996           45%
    Discovery Japan                                  1,601            1996           49%
    J-Sports                                           697            1998           66%
    Shop Channel                                     6,800            1996           41%

MacNeil/Lehrer Productions                             N/A             N/A           67%

MultiThematiques, S.A                                                                30%
    Canal Jimmy (France)                             2,285            1991
    Canal Jimmy (Italy)                                700            1997
    Cine Cinemas (France)                              729            1991
    Cine Cinemas (Italy)                               144            1997
    Cine Classics (France)                             631            1991
    Cine Classics (Spain)                              225            1995           15%
    Cine Classics (Italy)                              144            1997
    Forum Planete (France)                           1,365            1997
    Planete (France)                                 3,119            1988
    Planete (Poland)                                 1,944            1996
    Planete (Germany)                                1,206            1997
    Planete (Italy)                                    670            1997
    Seasons (France)                                   106            1996
    Seasons (Spain)                                     37            1997
    Seasons (Germany)                                   35            1997
    Seasons (Italy)                                     46            1997

The News Corporation Limited                                                          8%
(NYSE: NWS.A; ASX(4): NCPDP)

Odyssey                                             26,920            1988           33%(6)

Pramer S.C.A. (Argentina)                                                           100%
    America Sports                                   2,360            1990
    Big Channel                                      2,352            1992
    Canal a                                          2,268            1996
    Cineplaneta                                      2,038            1997
    Magic Kids                                       3,858            1995
    P&E                                                781            1996
    Plus Satelital (fka CV SAT)                      3,925            1988

The Premium Movie Partnership                          890            1995           20%
(Australia)


---------------------------------------------   --------------    --------     -----------
                                                SUBSCRIBERS AT                  ATTRIBUTED
                                                   12/31/99         YEAR        OWNERSHIP
               ENTITY                              (000'S)        LAUNCHED     % AT 3/1/00
---------------------------------------------   --------------    --------     -----------

                                VIDEO PROGRAMMING SERVICES (CONTINUED)

QVC Inc.                                                                             43%
    QVC Network                                     66,702            1986
    QVC-The Shopping Channel (UK)                    7,867            1993           34%
    QVC-Germany                                     16,726            1996
    iQVC                                            Online            1995

Telemundo Network                                          (7)                       50%
Telemundo Station Group                                    (8)                       25%

Time Warner Inc. (NYSE: TWX)                                                          9%

Torneos y Competencias, S.A                            N/A             N/A           40%

TV Guide, Inc. (Nasdaq: TVGIA)                                                       44%(9)
    TV Guide Channel                                50,000            1988
    TV Guide Interactive                                   (2)        1998
    TV Guide Sneak Prevue                           34,000            1991           32%
    UVTV                                            57,000 (10)        N/A
    Superstar/Netlink                                  952             N/A           35%
    TV Guide Magazine                               11,000 (11)        N/A
    TV Guide Online                                 Online
    The Television Games Network                       N/A            1999           43%
    Infomedia SA                                       N/A            1991           33%

USA Networks, Inc. (Nasdaq: USAI)                                                    21%(12)
    HSN                                             73,700 (13)       1985
    America's Store                                  6,800 (13)       1986
    Internet Shopping Network                       Online            1995
    HSN en Espanol                                   2,700                           11%
    HOT (Germany)                                   29,000            1996            9%
    Shop Channel (Japan)                             3,370            1996              (3)
    Sci-Fi Channel                                  59,700            1992
    USA Network                                     77,200            1980
    USA Broadcasting                                37,500 (14)       1986
    Ticketmaster                                       N/A
    Studios USA                                        N/A
    USA Films                                          N/A
    Hotel Reservations Network                      Online            1991
    (Nasdaq:ROOM)
    Ticketmaster Online-City Search                 Online            1998           11%
    (Nasdaq: TMCS)


---------------------------------------------      ------------     --------        ------------      -----------    ----------
                                                     HOMES IN        HOMES
                                                   SERVICE AREA      PASSED          BASIC SUBS                      ATTRIBUTED
                                                   12/31/99(15)    12/31/99(16)     12/31/99(17)      PENETRATION    OWNERSHIP
               ENTITY                                 (000)           (000)             (000)          12/31/99      AT 3/1/00
---------------------------------------------      ------------     --------        ------------      -----------    ----------
                                                              CABLE AND TELEPHONY

Cable Management Ireland                                 130              97                 60              62%          100%

TCI Chile L.P.                                                                                                            100%
    Metropolis-Intercom, S.A.                          1,600           1,092                269              25%           30%

Cablevision S.A.                                       4,000           3,386              1,453              43%           28%
(Argentina)

Grupo Portatel                                                                                                             24%

Jupiter
    Telecommunications Co.,
    Ltd. (Japan)                                       4,830           3,709                536              14%           40%

Omnipoint
    Communications, Inc.                                                                                                    3%

Princes Holdings Limited
    (Ireland)                                            497             387                163              42%           50%

Sprint PCS Group                                                                          5,700                            24%(18)
(NYSE: PCS)

Liberty Cablevision of
     Puerto Rico, Inc                                    442             288                108              38%          100%

Telewest Communications
     plc (UK)                                          6,074           4,444              1,156              26%           22%
(LN(4): TWT) (Nasdaq: TWSTY)

UnitedGlobalCom, Inc.                                                                                                      10%
(Nasdaq: UCOMA)


------------------------------------------------ ---------------------------------------------------------- ---------------------
                                                                                                                 ATTRIBUTED
                                                                                                                 OWNERSHIP
ENTITY                                           BUSINESS DESCRIPTION                                            AT 3/1/00
------------------------------------------------ ---------------------------------------------------------- ---------------------
                                               SATELLITE COMMUNICATIONS SERVICES

Astrolink International LLC                      Will build a global telecom network using 4 ka-band                  32%
                                                 geostationary satellites to provide broadband data
                                                 communications services.  The first 2 satellites, to be
                                                 launched in 2002, will service customers in North and
                                                 South America, Europe and the Middle East.  The third
                                                 and fourth spacecraft will extend the network worldwide.

iSKY, Inc.                                       Will build a ka-band satellite network that will focus               19%
                                                 on providing broadband services to homes and small
                                                 offices in North America and Latin America.

Sky Latin America                                Satellite delivered television platform currently                    10%
                                                 servicing Mexico, Brazil, Chile and Columbia

TCI Satellite Entertainment, Inc.                Holds interests in certain communications assets                      3%(19)
(Nasdaq:TSATA)                                   including General Motors Class H stock (NYSE:GMH) which
                                                 tracks the performance of Hughes Electronics Corp.,
                                                 owner of DirecTV

XM Satellite Radio, Inc.                         Plans to transmit up to 100 national audio channels of                2%
(Nasdaq:XMSR)                                    music, news, talk, sports and children's programming
                                                 from two satellites directly to vehicle, home and
                                                 portable radios

                                                TECHNOLOGY AND MANUFACTURING

Antec Corporation                                Manufacturer of products for hybrid fiber/coaxial
(Nasdaq: ANTC)                                   broadband networks                                                   19%

Motorola, Inc.                                   Provider of integrated communications solutions and                   3%
(NYSE: MOT)                                      embedded electronic solutions

TruePosition                                     Provider of wireless location technology and services               100%


------------------------------------------------ ---------------------------------------------------------- ---------------------
                                                                                                                 ATTRIBUTED
                                                                                                                 OWNERSHIP
ENTITY                                           BUSINESS DESCRIPTION                                            AT 3/1/00
------------------------------------------------ ---------------------------------------------------------- ---------------------

                                           INTERNET/INTERACTIVE TELEVISION SERVICES

BroadbandNOW, Inc.                               Provides high-speed Internet access and customized                    5%
                                                 broadband content and applications to subscribers via a
                                                 private IP network that can connect such subscribers via
                                                 multiple broadband technologies, including DSL, cable
                                                 modem, wireless and Ethernet

Geocast Network Systems, Inc.                    Building a new network that uses digital broadcast                    8%
                                                 infrastructure to deliver rich media information and
                                                 programming to the PC desktop

Liberty Digital, Inc.                            A diversified new media company with investments in                  86%
(Nasdaq:LDIG)                                    Internet content and infrastructure and interactive
                                                 television

                                                             OTHER

Emmis Communications                             Emmis owns and operates 16 radio stations, including                 12%
    Corporation                                  five in the markets of New York, Chicago and Los
(Nasdaq:EMMS)                                    Angeles.  Emmis also operates six television stations
                                                 and six magazines.

Cendant Corporation                              Cendant is a franchiser of hotels, rental car agencies,               7%
(NYSE:CO)                                        tax preparation services and real estate brokerage
                                                 offices. In direct marketing, Cendant provides access
                                                 to insurance, travel, shopping, auto and other services
                                                 primarily through its buying clubs. Cendant also
                                                 provides vacation time share services, mortgage
                                                 services and employee relocation. It operates in over
                                                 100 countries.


------------------

(1)      Number of subscribers to whom service is available.

(2)      Digital services.

(3) Liberty's attributed ownership interest in this entity is listed under Jupiter Programming Co., Ltd. ("Jupiter") of which Liberty Media International, Inc. owns 50%.

(4)      LN - London Stock Exchange; ASX - Australian Stock Exchange.

(5) Liberty's interest consists of shares of 30-year 9% preferred stock which has a stated aggregate value of $345 million and is not convertible into common stock.

(6) Odyssey will be contributed to Crown Media Holdings in exchange for an approximate 18% interest in Crown Media Holdings.

(7) Telemundo Network is a 24-hour broadcast network serving 61 markets in the United States, including the 37 largest Hispanic markets.

(8) Telemundo Station Group owns and operates eight full power UHF broadcast stations and 15 low power television stations serving some of the largest Hispanic markets in the United States and Puerto Rico.

(9) See "General Development of Business--Video Programming Services--TV Guide, Inc." for proposed changes in ownership of TV Guide.

(10) Aggregate number of units. UVTV uplinks three superstations (WGN, WPIX, KTLA) and six Denver broadcast stations. One household subscribing to six services would be counted as six "units."

(11) Magazine circulation - includes subscription and newsstand distribution.

(12) Liberty owns direct and indirect interests in various USAI and Home Shopping Network, Inc. securities which may be converted or exchanged for USAI common stock. Assuming the conversion or exchange of such securities, the conversion or exchange of certain securities owned by Universal Studios, Inc. and certain of its affiliates for USAI common stock Liberty would own approximately 21% of USAI.

(13)     Includes broadcast households and cable subscribers.

(14) A group of UHF and low power television stations which operate in 12 of the country's top 22 broadcast markets, including in 7 of the top 10 markets, which reach approximately 31% of TV households in the U.S.

(15) Homes in Service Area: The number of homes to which the relevant operating company is permitted by law to offer its services. Not all service areas are granted exclusively to the respective operating company.

(16) Homes Passed: Homes that can be connected to a cable distribution system without further extension of the distribution network.

(17) Basic Subscribers: A subscriber to a cable or other television distribution system who receives the basic television service and who is usually charged a flat monthly rate for a specific number of channels.

(18) Less than 1% of voting power. Liberty holds securities of Sprint which are exercisable for or convertible into Sprint PCS stock-Series 1, which is publicly traded.

(19) On March 16, 2000, Liberty acquired 85% voting power in TCI Satellite Entertainment.

BUSINESS OPERATIONS

     Liberty is engaged principally in three fundamental areas of business:

     o Programming, consisting principally of interests in video programming services;

     o Communications, consisting principally of interests in cable television systems and other communications systems; and

     o    Internet services and technology.

         The principal assets and consolidated subsidiaries of Liberty are described in greater detail below.

         VIDEO PROGRAMMING SERVICES

         Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's basic package of programming services for a fixed monthly fee, or may be delivered as a "premium" programming service for an additional monthly charge. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate multi-year agreements, known as "affiliation agreements," with those distributors that agree to carry the service. Basic programming services derive their revenues principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Premium services do not sell advertising and primarily generate their revenues from subscriber fees.

         Relationship with AT&T Broadband. Most of the networks affiliated with Liberty have entered into affiliation agreements with Satellite Services, Inc. ("SSI") a company within AT&T Broadband, the successor company to TCI. SSI purchases programming services from programming suppliers and then makes such services available to cable television systems owned by or affiliated with AT&T Broadband ("SSI Affiliates"). Customers served by SSI Affiliates ("SSI Subscribers") represented approximately 25% of U.S. households which received cable or satellite delivered programming at December 31, 1999. Except as described below, substantially all of the video programming services operated by Liberty's subsidiaries and business affiliates received less than 25% of their revenues from AT&T Broadband. Each of Starz Encore Group and Liberty Digital, Inc. has entered into long term, fixed rate affiliation agreements with AT&T Broadband pursuant to which AT&T Broadband pays monthly fixed amounts in exchange for unlimited access to certain programming services of such companies. For the year ended December 31, 1999, such fixed rate affiliation fees represented approximately 37% and 28% of the total revenues of Starz Encore Group and Liberty Digital, respectively.

         STARZ ENCORE GROUP LLC

         Starz Encore Group LLC provides cable and satellite-delivered premium movie networks in the United States. It currently owns and operates 13 full-time domestic movie channels, including Encore, which airs first-run movies and classic contemporary movies, STARZ!, a first-run premium movie service and its four multiplex channels, six digital movie services programmed by theme ("Encore Thematic Multiplex"), and MOVIEplex, a "theme-by-day" channel featuring a different Encore or Encore Thematic Multiplex channel each day, on a weekly rotation. Starz Encore Group currently has agreements in place with most of the major program distributors and many smaller distributors to carry its Encore Thematic Multiplex services in digital packages.

         Starz Encore Group currently has access to approximately 5,700 movies through long-term library licensing agreements. In addition, it has licensed the exclusive rights to first-run output from Disney's Hollywood Pictures, Touchstone and Miramax, Universal Studios, New Line and Fine Line, Sony's Columbia Pictures and Sony Classics and other major studios. Starz Encore Group also has exclusive rights to first run output from four independent studios. The output agreements expire between 2003 and 2011. Unlike vertically integrated programmers, Starz Encore Group is not committed to or dependent on any one source of film productions. As a result, it has affiliations with every major Hollywood studio, through long-term output or library agreements. Additionally, Starz Encore Group is involved in several original programming productions.

         PRAMER S.C.A.

         Pramer S.C.A. is the largest owner and distributor of cable television programming services in Argentina. Pramer currently owns eight programming services and distributes them throughout Argentina. Pramer also distributes eight additional programming services in which it does not have an ownership interest, including two of Argentina's four terrestrial broadcast stations, throughout Argentina. Of the 16 programming services owned and/or distributed by Pramer, nine of them are distributed throughout Latin America. Pramer intends to continue to develop and acquire branded programming services and to further expand the carriage of its programming to distribution networks outside Argentina.

         DISCOVERY COMMUNICATIONS, INC.

         Discovery Communications, Inc. is the largest originator of documentary, nonfiction programming in the world. Since its 1985 launch of Discovery Channel, Discovery has grown into a global media enterprise with 1999 revenues of $1.4 billion. It currently operates programming services reaching more than 160 million people across six continents.

         Discovery's programming, products and services derive from the following three business units:

     o Discovery Networks, U.S., which is comprised of Discovery Channel, The Learning Channel, Animal Planet, The Travel Channel, Discovery Health Channel and a package of six digital services;

     o Discovery Networks International, which extends Discovery's programminHg globally and currently reaches more than 85 million subscribers in 147 foreign countries in 24 languages; and

     o Discovery Enterprises Worldwide, which includes Discovery's brand extension business in retail, online, video, multimedia, publishing, licensing and education.

         Terms of Ownership. Discovery is organized as a close corporation managed by its stockholders rather than a board of directors. Generally, all actions to be taken by Discovery require the approval of the holders of a majority of Discovery's shares, subject to certain exceptions, including certain fundamental actions, which require the approval of the holders of at least 80% of Discovery's shares. The stockholders of Discovery have agreed that they will not be required to make additional capital contributions to Discovery unless they all consent. They have also agreed not to own another basic programming service carried by domestic cable systems that consists primarily of documentary science and nature programming, subject to certain exceptions.

         Each stockholder has been granted preemptive rights on share issuances by Discovery. Any proposed transfer of Discovery shares by a stockholder will be subject to rights of first refusal in favor of the other stockholders, subject to certain exceptions, with Liberty's right of first refusal being secondary under certain circumstances. In addition, Liberty is not permitted to hold in excess of 50% of Discovery's stock unless its increased ownership results from exercises of its preemptive rights or rights of first refusal.

         FLEXTECH, PLC

         Flextech, through its subsidiaries and affiliates, creates, packages and markets entertainment and information programming for distribution on cable television, direct-to-home satellite and digital terrestrial television providers throughout the United Kingdom and parts of continental Europe. By acquiring interests in and establishing alliances among providers of a variety of entertainment programming, Flextech has been able to achieve significant economies of scale and establish itself as a major low-cost provider of European television programming. Flextech has interests in 14 cable and satellite channels, 13 of which are distributed in the United Kingdom market. In addition to managing its five wholly owned programming services, Flextech currently provides management services to two joint ventures that it has formed with BBC Worldwide Limited, which operate several subscription television channels, and to Discovery Europe, Animal Planet Europe, Discovery Home and Leisure (formerly The Learning Channel) and HSN Direct International Limited. For its management and consultancy services, Flextech receives a management fee and, in some cases, a percentage of the programming company's gross revenues. Flextech also holds interests in programming production and distribution companies and a terrestrial broadcast network. Flextech's ordinary shares trade on the London Stock Exchange under the symbol "FLXT."

         Terms of Ownership. Liberty has the right to appoint two members of Flextech's board of directors for so long as it owns at least 25% of Flextech's ordinary shares. In addition, the appointment of some of Flextech's senior executive officers, including its managing director and its chief executive, requires Liberty's approval.

         Liberty has undertaken to Flextech and BBC Worldwide Limited that it will not, subject to certain exceptions, acquire an interest in excess of 20% in any entity that competes with certain of the channels of the two joint ventures that Flextech has formed with BBC Worldwide Limited. The non-compete will terminate on March 31, 2007 or, if earlier, at such time as Liberty's contingent funding obligation to the joint ventures terminates or Liberty owns not more than 10% of the ordinary shares of Flextech. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         On March 7, 2000, Telewest offered to acquire Flextech at a purchase price of approximately (pound)2.76 billion. Pursuant to the offer by Telewest, each share of Flextech would be exchanged for 3.78 new Telewest shares. Liberty owns approximately a 37% equity interest in Flextech and a 22% equity interest in Telewest. See "-Communications-Telewest Communications plc." The proposed acquisition is subject to approval of the shareholders of Telewest, acceptance of the offer by the shareholders of Flextech and certain other conditions. Liberty, as a shareholder of Flextech, has agreed to tender its Flextech shares, subject to certain conditions. Otherwise, Liberty has agreed with Telewest not to dispose of any of Liberty's interest in Flextech through March 31, 2000. Liberty, MediaOne and Microsoft as shareholders of approximately 51% of Telewest, in the aggregate, have agreed to vote in favor of resolutions put to Telewest shareholders in connection with the offer to the extent applicable law and stock exchange rules permit them to do so. Because of Liberty's holdings, the Listing Rules of the London Stock Exchange require a separate vote by Telewest's shareholders, excluding Liberty, to approve Telewest's acquisition of Liberty's interests in Flextech in the merger. MediaOne and Microsoft have agreed to vote in favor of this acquisition.

         THE NEWS CORPORATION LIMITED

         News Corp. is a diversified international communications company principally engaged in:

     o the production and distribution of motion pictures and television programming;

     o    television, satellite and cable broadcasting;

     o    publication of newspapers, magazines and books;

     o production and distribution of promotional and advertising products and services;

     o    development of digital broadcasting;

     o    development of conditional access and subscriber management systems;
          and

     o    the provision of computer information services.

News Corp.'s operations are located in the United States, Canada, the United Kingdom, Australia, Latin America and the Pacific Basin. News Corp.'s preferred limited voting ordinary shares trade on the Australian Stock Exchange under the symbol "NCPDP," and are represented on the NYSE by ADRs under the symbol "NWS.A."

         In July 1999, Liberty sold to News Corp. its 50% interest in their jointly owned Fox/Liberty Networks sports programming venture, in exchange for
51.8 million News Corp. ADRs representing preferred limited voting ordinary shares of News Corp., valued at approximately $1.425 billion, or approximately $27.52 per ADR. In a related transaction, Liberty acquired from News Corp. 28.1 million additional ADRs representing preferred limited voting ordinary shares of News Corp. for approximately $695 million, or approximately $24.74 per ADR. As a result of these transactions and subsequent open market purchases, as of March 1, 2000, Liberty owned approximately 81.7 million ADRs representing preferred limited voting ordinary shares of News Corp. or approximately 8% of News Corp.'s ordinary shares on a fully diluted basis.

         Liberty's involvement in sports programming originated in 1988 when TCI began to pursue a strategy of creating regional sports networks. In April 1996, Liberty and News Corp. formed Fox/Liberty Networks, a joint venture to hold Liberty's national and regional sports networks and News Corp.'s FX, a general entertainment network which also carries various sporting events. Also in 1996, Liberty and News Corp. formed an alliance to hold their respective international sports interests (the "International Interests"). These include Fox Sports World Espanol, a Spanish language sports network, distributed in the United States and in Latin America, as well as Fox Sports Americas (Latin America) and Fox Sports Middle East. As part of their agreement relating to the acquisition by News Corp. of Liberty's interest in Fox/Liberty Networks, Liberty and News Corp. agreed that, during a specified period following the second anniversary of the closing date of this transaction, each will have the right to cause News Corp. to acquire and Liberty to sell to News Corp. the International Interests in exchange for News Corp. ADRs with an aggregate value at April 1, 1999 of approximately $100 million plus an additional number of ADRs representing the aggregate number of News Corp. shares which could have been purchased by reinvesting in ADRs each cash dividend declared on such number of shares between the closing of the sale of Liberty's interest in Fox/Liberty Networks and the sale of the International Interests. Between the closing of the sale of Liberty's interest in Fox/Liberty Networks and the sale of the International Interests, Liberty has further agreed to make capital contributions in respect of the International Interests in the amount of $100 million, as and when requested by News Corp.

         Terms of Ownership. In connection with the acquisition by News Corp. of Liberty's interest in Fox/Liberty Networks, certain agreements were entered into regarding Liberty's ability to transfer News Corp. shares and other matters. Under these agreements, the ADRs and the underlying News Corp. shares issued to Liberty are subject to a lock-up of either two years (as to 51.8 million ADRs) or nine months (as to 28.1 million ADRs), subject to certain exceptions. Liberty is entitled to certain registration rights with respect to its News Corp. shares. In addition, Liberty has agreed that it will not engage, directly or indirectly, in any sports programming service in the United States and its territories (excluding Puerto Rico) or in Canada, subject to certain exceptions, until July 2004.

         QVC INC.

         QVC Inc. is one of the two largest home shopping companies in the United States. QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through iQVC. QVC also operates shopping networks in Germany, the United Kingdom and Ireland. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based on the volume of the transactions. QVC does not depend upon any one particular supplier for any significant portion of its inventory.

         QVC distributes its television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. In return for carrying QVC, each domestic programming distributor receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold to customers located in the programming distributor's service area.

         Terms of Ownership. Liberty owns approximately 43% of QVC, and Comcast owns the remaining 57%. QVC is managed on a day-to-day basis by Comcast and Comcast has the right to appoint all of the members of the QVC board of directors. Liberty's interests are represented by two members on QVC's five-member management committee. Generally, QVC's management committee votes on every matter submitted, or required to be submitted, to a vote of the QVC board, and Liberty and Comcast are required to use their best efforts to cause QVC to follow the direction of any resolution of the management committee. Liberty also has veto rights with respect to certain fundamental actions proposed to be taken by QVC.

         Liberty has been granted a tag-along right that will apply if Comcast proposes to transfer control of QVC and Comcast may require Liberty to sell its QVC stock as part of the transaction, under certain circumstances and subject to certain conditions. In addition, under certain circumstances, Liberty has the right to initiate a put/call procedure with Comcast in respect of Liberty's interest in QVC.

         Liberty and Comcast have certain mutual rights of first refusal and mutual rights to purchase the other party's QVC stock following certain events, including change of control events affecting them. Both also have registration rights.

         TIME WARNER INC.

         Time Warner is one of the largest media and entertainment companies in the world. Time Warner classifies its business interests into four fundamental areas:

     o Cable Networks, consisting principally of interests in cable television programming, including the following networks: CNN, Cartoon Network, Headline News, TNT, Turner Classic Movies, TBS Superstation, CNNfn, HBO, Cinemax, Comedy Central and TVKO;

     o Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing;

     o Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting, recorded music and music publishing; and

     o Cable, consisting principally of interests in cable television systems which, as of December 31, 1999, reached approximately 12.6 million subscribers.

Time Warner's common stock trades on the NYSE under the symbol "TWX."

         In connection with the 1996 Turner Broadcasting System/Time Warner merger, Time Warner, Turner Broadcasting System, TCI and Liberty entered into an Agreement Containing Consent Order (the "FTC Consent Decree") with the Federal Trade Commission ("FTC"). The FTC Consent Decree effectively prohibits Liberty and its affiliates from owning voting securities of Time Warner other than securities that have limited voting rights. Pursuant to the FTC Consent Decree, among other things, Liberty agreed to exchange the shares of Time Warner common stock it was to receive in the Turner Broadcasting System/Time Warner merger for shares of a separate series of Time Warner common stock with limited voting rights designated as Series LMCN-V Common Stock. The Series LMCN-V Common Stock entitles the holder to one one-hundredth (1/100th) of a vote for each share with respect to the election of directors. Liberty holds approximately 114 million shares of such stock, which represent less than 1% of the voting power of Time Warner's outstanding common stock. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of the Series LMCN-V Common Stock is convertible at Liberty's option into one share of ordinary Time Warner common stock, at any time when such conversion would not violate the federal communications laws, subject to the FTC Consent Decree, and is mandatorily convertible into ordinary Time Warner common stock upon transfer to a non-affiliate of Liberty. Further, while shares of ordinary Time Warner common stock are redeemable by action of the Time Warner board of directors under certain circumstances, to the extent necessary to prevent the loss of certain types of governmental licenses or franchises, shares of Series LMCN-V Common Stock are not redeemable under these circumstances.

         On January 10, 2000, Time Warner and America Online, Inc. announced that they had entered into an Agreement and Plan of Merger relating to the combination of their businesses. Pursuant to this Agreement and Plan of Merger, Time Warner and America Online would each merge with, and become wholly-owned subsidiaries of, a newly-formed holding company called "AOL Time Warner Inc." According to publicly available information, in this transaction each share of Series LMCN-V Common Stock of Time Warner held by Liberty would be converted into 1.5 shares of a new Series LMCN-V Common Stock, par value $0.01 per share, of AOL Time Warner Inc. These securities of AOL Time Warner Inc. would have substantially the same terms as the Series LMCN-V Common Stock of Time Warner currently held by Liberty. This transaction is subject to several conditions, including the approval of Time Warner's and America Online's stockholders, as well as regulatory approvals.

         TV GUIDE, INC.

         TV Guide, Inc., formerly named United Video Satellite Group, Inc., is a media and communications company that provides print, passive and interactive program listings guides to households, distributes programming to cable television systems and direct-to-home satellite providers, and markets satellite-delivered programming to C-band satellite dish owners. TV Guide's Class A common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "TVGIA."

         TV Guide is organized into three primary business units:

         o TV Guide Magazine Group,

         o TV Guide Entertainment Group, and

         o United Video Group.

The TV Guide Magazine Group publishes and distributes TV Guide magazine, the most widely circulated paid weekly magazine in the United States, to households and newsstands. In addition, the TV Guide Magazine Group provides customized monthly television programming guides for cable and satellite operators. The TV Guide Entertainment Group supplies satellite-delivered on-screen program promotion and guide services, including TV Guide Channel and Sneak Prevue, to cable television systems and other multi-channel video programming distributors, both nationally and internationally. The TV Guide Entertainment Group also offers interactive television technology that allows television viewers to retrieve on demand continuously updated program guide information through their cable television systems and provides TV Guide Online, an Internet-based program listings guide. The United Video Group provides direct-to-home satellite services, satellite distribution of video entertainment services, software development and systems integration services and satellite transmission services for private networks. This group owns TV Guide's 80% interest in Superstar/Netlink Group LLC, which markets satellite entertainment programming packages to C-band satellite dish owners in the United States. Its retail subscriber base was approximately one million at December 31, 1999. In November of 1999, TV Guide announced an exclusive direct broadcast satellite marketing alliance agreement with EchoStar to convert the existing and inactive C-band customers of Superstar/Netlink to the high power (small satellite dish) DISH Network Service. Under the conversion process, EchoStar will compensate Superstar/Netlink Group on a per subscriber base, both upon successful conversion and with residual payments over time. The United Video Group also markets and distributes three independent superstations--WGN (Chicago), KTLA (Los Angeles) and WPIX (New York)--and six Denver-based broadcast television stations to cable television systems and other multi-channel video programming distributors, and offers programming packages to satellite master antenna television systems.

         TV Guide is jointly controlled by Liberty and News Corp., with each owning approximately 44% of its equity and 49% of its voting power. Liberty's interest in TV Guide began in January 1996 when TCI acquired a controlling interest in Untied Video Satellite Group, Inc. ("UVSG"), a provider of satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users primarily throughout North America. In January 1998, TCI increased its equity interest in UVSG to approximately 73% and its voting interest to approximately 93%. On March 1, 1999, UVSG acquired Liberty's 40% interest in Superstar/Netlink Group and its 100% interest in Netlink USA, which uplinks the signals of six Denver-based broadcast television stations, in exchange for shares of UVSG common stock. On the same date, UVSG acquired News Corp.'s TV Guide properties in exchange for cash and shares of UVSG common stock. By combining UVSG's passive and interactive electronic program listing guides with TV Guide's well-recognized magazine and brand name, UVSG became a leading provider of program listing guides. Following this transaction, UVSG changed its name to TV Guide, Inc.

         In October 1999, TV Guide announced that it had entered into a definitive merger agreement with Gemstar International Group Limited, pursuant to which TV Guide would become a wholly owned subsidiary of Gemstar. Under the merger agreement, TV Guide shareholders would receive 0.6573 shares of Gemstar common stock for each share of TV Guide common stock. TV Guide shareholders would, in the aggregate, receive approximately 45% of the fully diluted shares of the combined company. Consummation of the transaction is subject to limited conditions, including approval by the shareholders of each company (which was received on March 17, 2000) and the satisfaction of regulatory requirements. It is anticipated that the transaction will close in the first half of 2000. Upon consummation of the transaction, the company is expected to be renamed TV Guide International Inc. and the board of directors will be expanded to twelve members, of which 6 members will be persons designated by the board of directors of TV Guide prior to the merger.

         Gemstar develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. Gemstar seeks to have its technologies widely licensed, incorporated and accepted as the technologies and systems of choice by

     o    consumer electronics manufacturers,

     o service providers such as owners or operators of cable systems, telephone networks, Internet service providers, direct broadcast satellite providers, wireless systems and other multi-channel video programming distributors,

     o    software developers and

     o    consumers.

         Gemstar's first proprietary system, VCR Plus+, was introduced in 1990 and is widely accepted as an industry standard for programming VCRs. VCR Plus+ enables consumers to record a television program by entering a number--the PlusCode number--into a VCR or television equipped with the VCR Plus+ technology. Gemstar is also a leading provider of interactive program guide services, which allow a user to view a television program guide on screen, obtain details about a program, sort programs by themes or categories, and select programs for tuning or recording through the remote control. Gemstar's common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "GMST."

         Terms of Ownership. Pursuant to a stockholders agreement between Liberty and News Corp., each of them is entitled to designate one director to the ten-member TV Guide board for each 12.5% of the outstanding shares of TV Guide Class B common stock owned by such party, with the remaining directors being designated by the TV Guide board. So long as Liberty or News Corp., as the case may be, is entitled to designate at least one director to TV Guide's board of directors, the other party is subject to certain restrictions on its ability to sell any of its shares of TV Guide common stock or to convert any of its shares of TV Guide Class B common stock (10 votes per share) into shares of TV Guide Class A common stock (one vote per share) unless it first offers to sell the stock to the other party. In addition, Liberty and News Corp. have mutual rights of first refusal, tag-along rights on transfers of significant interests and registration rights. Liberty and News Corp. have further agreed that, for so long as they both are entitled to appoint at least one of TV Guide's directors, TV Guide will be the exclusive vehicle through which they will each conduct program guide businesses worldwide, subject to certain limited exceptions.

         USA NETWORKS, INC.

         USA Networks, through its subsidiaries, is a diversified media and electronic commerce company that is engaged in seven principal areas of business:

     o Networks and Television Production, which operates USA Network, a general entertainment basic cable television network, Sci-Fi Channel, which features science fiction, horror, fantasy and science-fact oriented programming, and Studios USA, which produces and distributes television programming;

     o Electronic Retailing, which primarily consists of Home Shopping Network and America's Store, which are engaged in the electronic retailing business;

     o    Broadcasting, which owns and operates television stations;

     o Ticketing Operations, which includes Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster.com, Ticketmaster's exclusive agent for online ticket sales;

     o Hotel Reservations, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States;

     o Internet Services, which includes the Internet Shopping Network, USA Networks' online retailing networks business and local city guide business; and

     o Filmed Entertainment, which primarily represents USA Networks' domestic theatrical film distribution and production businesses.

USA Networks' common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "USAI."

         Liberty's interest in USA Networks consists of shares of USA Networks common stock held by Liberty and its subsidiaries, shares of USA Networks common stock held by certain entities in which Liberty has an equity interest but only limited voting rights, and securities of certain subsidiaries of USA Networks which are exchangeable for shares of USA Networks common stock. Assuming the exchange of these securities and the conversion or exchange of certain securities owned by Universal Studios, Inc. ("Universal") and certain of its affiliates for USA Networks common stock, Liberty and Universal would own approximately 21% and 45%, respectively, of USA Networks. In general, until the occurrence of certain events and with the exception of certain negative controls, Mr. Barry Diller has voting power over Liberty's interest in USA Networks, as more fully described below.

         Terms of Ownership. USA Networks, Universal, Liberty and Mr. Diller have entered into several agreements involving governance matters relating to USA Networks and stockholder arrangements. With respect to governance matters, Mr. Diller generally has full authority to operate the day-to-day business affairs of USA Networks and has an irrevocable proxy over all USA Networks securities owned by Universal, Liberty and certain of their affiliates for all matters except for certain fundamental changes. However, each of Liberty, Universal and Mr. Diller has veto rights with respect to certain fundamental changes relating to USA Networks and its subsidiaries (including USANi LLC, which was formed to hold USA Networks' non-broadcast businesses). If Mr. Diller and Universal agree to certain fundamental changes that Liberty does not agree to, Universal will be entitled to purchase Liberty's entire equity interest in USA Networks, subject to certain conditions, at a price determined by an independent appraiser taking into account a number of agreed upon factors.

         Pursuant to FCC law and regulations, Liberty is not currently permitted to have a designee on the board of directors of USA Networks. However, at such time as Liberty is no longer subject to such prohibition, Liberty will have the right to designate up to two directors if its stock ownership in USA Networks remains at certain levels. Liberty currently has the right to designate up to two directors to the USANi LLC board and will continue to have that right for so long as it is not permitted to designate directors of USA Networks and continues to maintain certain ownership levels.

         Each of Universal and Liberty has a preemptive right with respect to future issuances of USA Network's capital stock, subject to certain limitations. Liberty has agreed to certain limitations on increases in its percentage of ownership of USA Networks. Also, Liberty has agreed not to propose to the board of directors of USA Networks the acquisition by Liberty of the outstanding USA Networks securities or to otherwise influence the management of USA Networks, including by proposing or supporting certain transactions relating to USA Networks that are not supported by USA Networks' board of directors.

         Liberty is subject to a number of agreements that limit or control its ability to transfer its USA Network securities. As long as Mr. Diller is Chief Executive Officer of USA Networks, Liberty generally cannot transfer shares of USA Networks stock prior to August 24, 2000, subject to certain exceptions. Each of Universal and Mr. Diller has a right of first refusal with respect to certain sales of USA Networks securities by the other party. Liberty's rights in this regard are secondary to any Universal right of refusal on transfers by Mr. Diller. Each of Liberty and Mr. Diller also generally has a right of first refusal with respect to certain transfers by the other party and tag-along sale rights on certain sales of USA Networks stock by the transferring stockholder and in the event Universal transfers a substantial amount of its USA Networks stock. Liberty, Universal and Mr. Diller are each entitled to registration rights relating to their USA Networks securities and have agreed to certain put and call arrangements, pursuant to which one party has the right to sell (or the other party has the right to acquire) shares of USA Networks stock held by another party, at a price determined by an independent appraiser taking into account a number of agreed upon factors.

         COMMUNICATIONS

         Cable television systems deliver multiple channels of television programming to subscribers who pay a monthly fee for the service. Video, audio and data signals are received over-the-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television providers in most markets are currently upgrading their cable systems to deliver new technologies, products and services to their customers. These upgraded systems allow cable operators to expand channel offerings, add new digital video services, offer high-speed data services and, where permitted, provide telephony services. The implementation of digital technology significantly enhances the quantity and quality of channel offerings, allows the cable operator to offer video-on-demand, additional pay-per-view offerings, premium services and incremental niche programming. Upgraded systems also enable cable networks to transmit data and gain access to the Internet at significantly faster speeds, up to 100 times faster, than data can be transmitted over conventional dial-up connections. Lastly, cable providers have been developing the capability to provide telephony services to residential and commercial users at rates well below those offered by incumbent telephone providers.

         Telephony providers offer local, long distance, switched services, private line and advanced networking features to customers who pay a monthly fee for the service, generally based on usage. Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data in place of, or in addition to, standard landline telephone networks. Wireless telecommunications technologies include two-way radio applications, such as cellular, personal communications services, specialized mobile radio and enhanced specialized mobile radio networks, and one-way radio applications, such as paging services. Each application operates within a distinct radio frequency block. As a result of advances in digital technology, digital-based wireless system operators are able to offer enhanced services, such as integrated voicemail, enhanced custom-calling and short-messaging, high-speed data transmissions to and from computers, advanced paging services, facsimile services and Internet access service. Wireless subscribers generally are charged for service activation, monthly access, air time, long distance calls and custom-calling features. Wireless system operators pay fees to local exchange companies for access to their networks and toll charges based on standard or negotiated rates. When wireless operators provide service to roamers from other systems, they generally charge roamer air time usage rates, which usually are higher than standard air time usage rates for their own subscribers, and additionally may charge daily access fees.

         LIBERTY CABLEVISION OF PUERTO RICO, INC.

         Liberty Cablevision of Puerto Rico, Inc. is one of the largest providers of cable television services in Puerto Rico. It owns and operates cable television franchises, serving the communities of Luquillo, Arecibo, Florida, Caguas, Humacao, Cayey and Barranquitas.

         On September 21, 1998, hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including Liberty Cablevision of Puerto Rico's cable television systems. However, all of Liberty Cablevision of Puerto Rico's systems have been rebuilt, and as of December 31, 1999, all of its pre-hurricane basic customers were receiving cable television services.

         As of December 31, 1999, approximately 85% of Liberty Cablevision of Puerto Rico's network had been rebuilt utilizing 550 MHz bandwidth capacity, with the remainder consisting of 450 MHz. At December 31, 1999, Liberty Cablevision of Puerto Rico operated from five headends, and provided subscribers with 63 channels.

         A significant portion of Liberty Cablevision of Puerto Rico's cable network consists of fiber-optic and coaxial cable. This infrastructure allows Liberty Cablevision of Puerto Rico to offer enhanced entertainment, information and telecommunications services and, when and to the extent permitted by law, cable telephony services. Liberty Cablevision of Puerto Rico currently offers its subscribers pay-per-view events and premium movies and as it introduces new revenue generating products and services, such as interactive services, Liberty Cablevision of Puerto Rico expects to aggressively market those products and services to its subscribers in areas with sufficient bandwidth capacity. Liberty Cablevision of Puerto Rico expects to begin offering high speed data transmission services and Internet access using high speed cable modems to its subscribers during the first half of 2001.

         SPRINT PCS GROUP

         Sprint Corporation operates the only 100% digital PCS wireless network in the United States with licenses to provide service nationwide utilizing a single frequency band and a single technology. Sprint owns licenses to provide service to the entire United States population, including Puerto Rico and the U.S. Virgin Islands. At December 31, 1999, Sprint, together with certain affiliates, operated PCS systems in the majority of the metropolitan areas in the U.S. At that date, Sprint served more than 4,000 cities and communities and had approximately 5.7 million customers. Sprint attributes this business and its assets to Sprint's "Sprint PCS Group." The Sprint PCS stock is a tracking stock intended to reflect the performance of the Sprint PCS Group.
The Sprint PCS stock-Series 1 trades on the NYSE under the symbol "PCS."

         On October 5, 1999, Sprint announced that it had entered into a definitive merger agreement with MCI WorldCom, Inc. Under the merger agreement, each share of Sprint's FON common stock would be exchanged for $76.00 of MCI WorldCom common stock, subject to a collar, and each share of Sprint PCS stock-Series 1, Sprint PCS stock-Series 2 and Sprint PCS stock-Series 3 would be exchanged for one share of a new MCI WorldCom PCS tracking stock of the corresponding series and 0.116025 shares of MCI WorldCom common stock. The terms of each series of MCI WorldCom PCS tracking stock would be equivalent to those of the corresponding Sprint security and would track the performance of the PCS business of the surviving company. The merger would be tax free to stockholders of Sprint and accounted for as a purchase. Consummation of the merger is subject to the approvals of the stockholders of Sprint and MCI WorldCom as well as customary regulatory approvals. Upon consummation of the merger, the company is expected to be renamed WorldCom and its board of directors is to have 16 members, 10 from MCI WorldCom and 6 from Sprint.

         Liberty owns approximately 23% (on a fully diluted basis) of the Sprint PCS stock through its ownership of shares of Sprint PCS stock-Series 2 and certain warrants and shares of convertible preferred stock exercisable for or convertible into these shares.

         Liberty's interest in the business that makes up the Sprint PCS Group began in 1994 when TCI, Comcast Corporation, Cox Communications, Inc. and Sprint Corporation determined to engage in the wireless communications business through a series of limited partnerships known collectively as "Sprint PCS." In November 1998, Sprint Corporation assumed ownership and management control of Sprint PCS. In exchange for its approximate 30% limited partnership interest in Sprint PCS, TCI received shares of limited-voting Sprint PCS stock-Series 2, shares of Sprint PCS convertible preferred stock and warrants to purchase shares of Sprint PCS stock-Series 2.

         Pursuant to a final judgment agreed to by TCI, AT&T and the United States Department of Justice in connection with the AT&T merger, all of the Sprint securities held by TCI were deposited into a trust with an independent trustee. Liberty holds trust certificates evidencing its beneficial interest in the assets of the trust. The final judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the trustee, on or before May 23, 2002, to dispose of a portion of the Sprint securities held by the trust sufficient to cause Liberty to own beneficially no more than 10% of the Sprint PCS stock that would be outstanding on a fully diluted basis on such date. On or before May 23, 2004, the trustee is required to divest the remainder of the Sprint securities held by the trust.

         The trust agreement grants the trustee the sole right to sell the Sprint securities beneficially owned by Liberty and provides that all decisions regarding such divestiture will be made by the trustee without discussion or consultation with AT&T or Liberty; however, the trustee is required to consult with the board of directors of Liberty (other than AT&T representatives and John
C. Malone) regarding such divestiture. The trustee has the power and authority to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint securities beneficially owned by Liberty.

         The trust agreement provides for the trustee to vote the Sprint securities beneficially owned by Liberty in the same proportion as other holders of Sprint PCS stock so long as such securities are held by the trust. The final judgment also prohibits the acquisition by Liberty of additional Sprint securities without the prior written consent of the Department of Justice, subject to limited exceptions.

         Terms of Ownership. Liberty was granted registration rights with respect to its Sprint PCS holdings. These registration rights are currently exercisable by the trustee. If Liberty's shares of Sprint PCS stock-Series 2 are transferred, the transferred shares become shares of full voting Sprint PCS stock-Series 1.

         TELEWEST COMMUNICATIONS PLC

         Telewest is a leading provider of cable television and residential and business cable telephony services in the United Kingdom. Telewest provides cable television services over a broadband network and uses its network, together with twisted-pair copper wire connections for final delivery to the customer premises, to provide telephony services to its customers. The broadband network enables Telewest to deliver a wide variety of both television and telephony services to its customers and to provide customers with a wide range of interactive and integrated entertainment, telecommunications and information services as they become more widely available in the future. Telewest has installed its own telephone switches, which permits it to minimize fees otherwise charged by public telephone companies and to offer a variety of value-added services without relying on public telephone operators for implementation. Telewest also offers home access to the Internet in all of its franchises. Telewest's ordinary shares trade on the London Stock Exchange under the symbol "TWT.L," and are represented by ADRs in the United States, where they trade on the National Market tier of The Nasdaq Stock Market under the symbol "TWSTY."

         Telewest owns and operates 41 cable franchises. As of December 31, 1999, these owned and operated franchises covered approximately 34% of the homes in the United Kingdom in areas for which cable franchises have been awarded. At that date, these franchises together included approximately 6.1 million homes and over 400,000 businesses. As of December 31, 1999, the network in these franchises passed approximately 4.7 million homes (approximately 4.4 million of which had been passed and marketed) and Telewest had approximately 1.2 million cable television customers, 1.6 million residential telephone lines and 306,000 business telephone lines. According to Telewest, approximately 62% of its customers subscribe for both cable television and cable telephony services.

         Ownership Interest. Liberty owns approximately a 22% interest in Telewest through a limited liability company, which is 50% owned by Liberty and 50% owned by MediaOne Group, Inc. MediaOne owns an approximately 22% interest in Telewest through the limited liability company. In addition, MediaOne owns an approximately 8% interest in Telewest outside the limited liability company.

         Terms of Ownership. Liberty and MediaOne have been granted preemptive rights on share issuances by Telewest which enable them to collectively maintain a majority of the voting rights in Telewest. Liberty and MediaOne have agreements with respect to the voting of shares of Telewest beneficially owned by them and the manner in which they will cause their designees to the Telewest board of directors to vote. In general, Liberty and MediaOne have agreed that, on any matter requiring shareholder approval, they will vote their Telewest shares together in such manner as may be agreed by them. As a result, Liberty and MediaOne together generally will be able to influence materially the outcome of any matter requiring shareholder approval. In addition, each of Liberty and MediaOne has veto rights with respect to certain fundamental matters affecting Telewest for so long as each holds 15% or more of the outstanding Telewest ordinary shares. Further, for so long as each of them beneficially owns at least 15% of the outstanding Telewest ordinary shares, each is entitled to appoint two members to the 10-member Telewest board of directors, and they have agreed that on any matter requiring board approval, they will cause the directors designated by them to vote together as agreed by them.

         Each of Liberty and MediaOne has agreed that any proposed transfer of its Telewest shares will be subject to rights of first refusal in favor of the other party, in each case subject to certain exceptions. In addition, each of Liberty and MediaOne has the right to trigger a put/call procedure in the event the other is deemed to undergo a change of control.

         Each of Liberty and MediaOne has agreed with Telewest, subject to certain exceptions, not to acquire interests in other cable television or cable telephony companies in the United Kingdom, and Telewest has agreed to certain restrictions on its ability to engage in businesses in the United Kingdom outside of cable television, cable telephony and wireless telephony.

         In May 1999, as part of a series of agreements entered into with AT&T in connection with AT&T's proposed acquisition of MediaOne, Microsoft Corporation agreed to purchase MediaOne's interest in Telewest through a tax-free exchange of Microsoft shares, subject to certain conditions, including receipt of the consent of Liberty and the closing of the proposed business combination between AT&T and MediaOne. It is expected that if this purchase is completed, Microsoft will succeed to all of MediaOne's rights and obligations set forth above, subject to certain modifications agreed to in connection with the Telewest offer for Flextech.

         On March 7, 2000, Telewest offered to acquire Flextech at a purchase price of approximately (pound)2.76 billion. Pursuant to the offer by Telewest, each share of Flextech would be exchanged for 3.78 new Telewest shares. Liberty owns approximately a 37% equity interest in Flextech and a 22% equity interest in Telewest. The proposed acquisition is subject to approval of the shareholders of Telewest, acceptance of the offer by the shareholders of Flextech and certain other conditions. Liberty, as a shareholder of Flextech, has agreed to tender its Flextech shares, subject to certain conditions. Otherwise, Liberty has agreed with Telewest not to dispose of any of Liberty's interest in Flextech through March 31, 2000. Liberty, MediaOne and Microsoft as shareholders of approximately 51% of Telewest, in the aggregate, have agreed to vote in favor of resolutions put to Telewest shareholders in connection with the offer to the extent applicable law and stock exchange rules permit them to do so. Because of Liberty's holdings, the Listing Rules of the London Stock Exchange require a separate vote by Telewest's shareholders, excluding Liberty, to approve Telewest's acquisition of Liberty's interests in Flextech in the merger. MediaOne and Microsoft have agreed to vote in favor of this acquisition.

         INTERNET SERVICES AND TECHNOLOGY


         LIBERTY DIGITAL, INC.

         Liberty Digital, Inc. (formerly named TCI Music, Inc.) is a diversified new media company with investments in Internet content and interactive television businesses, as well as music services delivered to commercial and residential customers via cable, satellite, the Internet and other platforms. Liberty Digital's series A common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol "LDIG."

         As of March 1, 2000, the assets of Liberty Digital consisted primarily of the following:


                                        Liberty
                                       Digital's
                                       Ownership
           Entity                          %                                Business
-----------------------------------    -----------    -----------------------------------------------------------
   AT&T Access Agreement                  N/A         Certain programming rights with respect to AT&T's cable
                                                      systems

   ACTV, Inc.
   (Nasdaq: IATV)                            12%(1)    Producer of tools for interactive programming for
                                                       television and Internet platforms

   BET.com                                    5%       Web site with content directed towards African Americans

   CarsDirect.com, Inc.                       1%       Online car retailer

   DMX, LLC.                                100%       Programs, markets and distributes the premium digital
                                                       audio service, Digital Music Express

   Drugstore.com, Inc.
   (Nasdaq: DSCM)                             1%       Online pharmacy and sundries

   HomeGrocer.com, Inc.                       1%       Online grocery store
   (Nasdaq: HOMG)

   iBeam Broadcasting Corporation             8%       Satellite delivery of streaming media from programmers to
                                                       Internet service providers

   iFilm, Inc.                                1%       Metamediary for making, distributing and consuming film
                                                       entertainment

   Interactive Pictures                       4%       Interactive photographic technology for the Internet
        Corporation
     (Nasdaq: IPIX)

   iVillage, Inc.                             3%       Internet and on-line provider of branded communications
   (Nasdaq: IVIL)                                      and information services for adult women

   Kaleidoscope Interactive, LLC             50%       Online provider of information and services related to
                                                       health concerns and disabilities


                                        Liberty
                                       Digital's
                                       Ownership
           Entity                          %                                Business
-----------------------------------    -----------    -----------------------------------------------------------

   Kaleidoscope Network, Inc.                12%      24-hour cable network that provides video programming
                                                      related to health concerns and disabilities

   KPCB Java Fund, L.P.                       6%      Investor in Java application development

   Lifescape, LLC                            15%      Online provider of information concerning substance
                                                      abuse, addictions and health problems

   The Lightspan Partnership, Inc.           11%      Developer of educational programming
   (Nasdaq:LSPN)

   MedScholar Digital Network, LLC           50%      Provider of continuous medical education services to
                                                      healthcare professionals

   MTVN Online L.P.                          10%      Online music venture with MTV Networks

   netLibrary, Inc.                           2%      Electronic library

   Online Retail Partners                    21%      Creates e-commerce partnerships with brick-and-mortar
                                                      retailers

   OpenTV Inc.                                4%      Provider of software to enable interactive television
   (Nasdaq:OPTV)

   OrderTrust, Inc.                           9%      Provider of total order life cycle management services

   OurHouse.com                               3%      Ace Hardware co-branded vertical portal for online home
                                                      improvement products, services and information

   pogo.com, Inc.                            19%      Online game service targeting family Internet game players
   priceline.com Incorporated
   (Nasdaq: PCLN)                             2%      E-commerce service allowing consumers to make offers on
                                                      products and services
   Quokka Sports, Inc.
   (Nasdaq: QKKA)                             3%      Internet provider of live digital sports entertainment

   Replay TV, Inc.                            1%(2)   Producer of technology that allows customers to customize
                                                      television viewing

   Sportsline USA, Inc.
   (Nasdaq: SPLN)                             3%      Internet provider of branded interactive sports
                                                      information, programming and merchandise

   TiVo Inc.
   (Nasdaq: TIVO)                             1%      Producer of technology that allows customers to customize
                                                      television viewing

   UGO Networks, Inc.                         4%      Online provider of underground entertainment news and
                                                      video games

    (1) Liberty Digital also holds warrants to purchase additional shares of ACTV, Inc. common stock, which it may exercise over a period of one to five years. Exercise of these warrants would increase Liberty Digital's ownership to approximately 25%.

    (2)  Discovery, Starz Encore and TV Guide each owns an additional 1% of
         Replay.

         Liberty owns an approximately 86% interest in Liberty Digital, and a member of the Liberty Media Group that is not part of Liberty Media Corporation or its consolidated subsidiaries owns an additional approximately 8% interest in Liberty Digital.

         Liberty's interest in Liberty Digital began in 1997 when TCI Music was formed as a wholly owned subsidiary of TCI for the purpose of entering into a business combination with DMX, LLC. DMX currently programs, markets and distributes the premium digital audio music service, known as Digital Music Express, to more than 29 million subscribers in the United States. In December 1997, TCI Music acquired The Box Worldwide, Inc., which programs and distributes a subscriber selected music video television programming service to cable and broadcast television systems via satellite delivery, and SonicNet, Inc., a leading Internet music network consisting of a group of music web sites. TCI Music acquired The Box to serve as the platform for music video and acquired SonicNet to provide music-related content to DMX and The Box and to position itself to take advantage of developments in music distribution through the Internet.

         In July 1999, TCI Music entered into a joint venture with MTV Networks, a division of Viacom, Inc., to form and operate an online music venture, MTVN Online L.P. As part of that transaction, TCI Music contributed to MTVN Online substantially all of the assets and businesses of The Box and SonicNet, subject to certain exceptions. In return, TCI Music received a 10% interest in MTVN Online. In connection with this transaction, TCI Music and Liberty each agreed not to compete with MTVN Online in its online music video business until July 15, 2002 or in the music video business generally until July 15, 2004, subject to certain exceptions.

         In September 1999, TCI Music and Liberty completed a transaction pursuant to which Liberty and certain of its affiliates contributed to TCI Music substantially all of their respective Internet content and interactive television assets, certain rights with respect to access to AT&T cable systems for the provision of interactive video services, and a combination of cash and notes receivable equal to $150 million, in exchange for preferred and common stock of TCI Music. Following this transaction, TCI Music changed its name to Liberty Digital, Inc. In addition, Liberty adopted a policy that Liberty Digital would be its primary (but not exclusive) vehicle to pursue corporate opportunities relating to interactive programming and content related services in the United States and Canada, subject to certain exceptions.

         MOTOROLA, INC. (SUCCESSOR TO GENERAL INSTRUMENT CORPORATION)

         Liberty's interest in Motorola, Inc. derives from its former interest in General Instrument Corporation. GI merged with Motorola on January 5, 2000. Prior to its merger with Motorola, General Instrument Corporation was a leading worldwide provider of integrated and interactive broadband access solutions and, with its strategic partners and customers, GI sought to advance the convergence of the Internet, telecommunications and video entertainment industries. To that end, GI made products that allow video, voice and data to be delivered over cable, digital satellite and telephony networks. GI was a leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators. GI also provided digital satellite television systems for programmers, direct-to-home satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications L.P., GI provided next-generation broadband access solutions for local telephone companies. GI also had audio and Internet/data-delivery systems among its product lines.

         In the Motorola merger, each share of GI common stock was exchanged for
0.575 shares of Motorola common stock. In connection with the merger, Liberty entered into an agreement with Motorola, pursuant to which Liberty agreed to vote its shares of GI common stock in favor of the transaction and Motorola granted to Liberty certain registration rights with respect to the shares of Motorola common stock acquired by Liberty in the merger. Immediately following the merger, GI stockholders owned approximately 17% of Motorola.

         Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions. These include:

     o software-enhanced wireless telephone, two-way radio, messaging and satellite communications products and systems, as well as networking and Internet access products, for consumers, network operators, and commercial, government and industrial customers,

     o embedded semiconductor solutions for customers in networking, transportation, wireless communications and imaging and entertainment markets, and

     o embedded electronic systems for automotive, communications, imaging, manufacturing systems, computer and consumer markets.

Motorola's common stock trades on the NYSE under the symbol "MOT."

         Liberty currently holds common stock representing a 2.5% interest in Motorola, excluding vested warrants to purchase common stock in Motorola. Liberty also holds warrants to purchase approximately 12.3 million additional shares of Motorola common stock at $24.78 per share. The warrants vest at specified dates, with the number of warrants vesting on each such date relating to the number of advanced digital set-top terminals purchased by AT&T and certain of its affiliates. If the warrants do not vest on the specified date, the warrants will terminate. If any warrants terminate solely because AT&T fails to purchase the required number of advanced digital set-top terminals, AT&T will pay to Liberty an amount equal to $14.35 for each warrant terminated, adjusted as appropriate for any changes in the capitalization of Motorola. Warrants to purchase 6.1 million shares are currently vested, and assuming Liberty's exercise of such vested warrants, its ownership interest in Motorola would increase to 3.3%.

         Liberty's relationship with GI began in December 1997 when National Digital Television Center, Inc., a wholly owned subsidiary of TCI ("NDTC"), entered into an agreement with GI to purchase advanced digital set-top terminals. In connection with NDTC's purchase commitment, GI granted the warrants specified above. In July 1998, TCI acquired 21.4 million restricted shares of GI common stock in exchange for:

     o    certain of the assets of NDTC's set-top authorization business,

     o    the license of certain related software to GI,

     o    a $50 million promissory note from TCI to GI and

     o    a nine year revenue guarantee from TCI in favor of GI.

In connection with the AT&T merger, the shares of GI common stock and the note payable were contributed to Liberty. In April 1999, Liberty acquired an additional 10 million shares of GI from Forstmann Little & Co. for $280 million. This purchase by Liberty increased Liberty's ownership in GI to approximately 21% and made Liberty the largest stockholder of GI.


REGULATORY MATTERS

         DOMESTIC PROGRAMMING

         In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television companies are currently subject to federal rate regulation on the provision of basic service, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which Liberty has interests and regulatory carriage requirements could adversely affect the number of channels available to carry the programming services in which we have an interest.

         Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 has extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules, by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of such complaints, among other things.

         Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

         Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (a) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (b) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority-controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services. These rules may limit carriage of the programming companies in which Liberty has interests on certain systems of affiliated cable operators. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

         The FCC's rules also generally prohibit common ownership of a cable system and broadcast television stations or multichannel multi-point distribution systems ("MMDS") with overlapping service areas. In August 1999, the FCC revised the attribution standards, which are used to implement these ownership rules, and adopted new attribution standards based upon a combination of equity, debt and other indicia of influence. The new attribution criteria could limit Liberty's ability to engage in certain transactions involving broadcast stations and MMDS systems. The ownership attribution standards used to enforce other rules, including the horizontal cable system ownership, channel occupancy limits, program access and program carriage rules, also were revised in October 1999.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which Liberty has interests by limiting the carriage of such services in cable systems with limited channel capacity. The FCC recently initiated a proceeding asking to what extent cable operators must carry all digital signals transmitted by broadcasters. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop cable programming services, which may have an adverse impact on the programming companies in which Liberty has interests.

         Closed Captioning and Video Description Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, the programming companies in which Liberty has interests are expected to incur significant additional costs for closed captioning. In November 1999, the FCC also issued a notice of proposed rulemaking that would require certain broadcasters and the largest national video programming services to begin to provide audio descriptions of visual events for the visually impaired on the secondary audio program. Depending upon the final requirements of any rule, increased costs for programmers may result.

         Copyright Regulation. Satellite carriers, such as TV Guide's UVTV division, retransmit the broadcast signals of "superstations," such as KWGN and WGN, and of network stations to home satellite dish owners for private home viewing under statutory license pursuant to the Satellite Home Viewer Act of 1994 (the "SHV Act"). The Intellectual Property and Communications Omnibus Reform Act of 1999 ("IPCORA"), enacted into law in November 1999, extends the SHV Act license until December 31, 2004. Under the SHV Act, satellite carriers previously paid a monthly fee of 27 cents per subscriber for the secondary transmission of distant superstations and distant network stations. However, IPCORA has decreased the royalty fee for distant superstations by 30% and distant network stations by 45%. To the extent that satellite carriers transmit superstation or network station signals to cable operators, such cable operators pay the copyright fee under the separate compulsory license. Satellite carriers may only distribute the signals of network broadcast stations, as distinguished from superstations, to "unserved households" that are outside the Grade B contours of a station affiliated with such network. IPCORA requires the FCC to conduct a number of rulemaking proceedings that may ultimately subject superstations and distant network stations delivered by satellite directly to dish owners to new program exclusivity rules (similar to those imposed on cable operators), including syndicated exclusivity, network non-duplication and sports blackout rules. The FCC also will commence rule makings to review the signal strength measurement and subscriber eligibility standards. The new legislation provides a copyright liability moratorium for all satellite carriers distributing distant network signals to existing (as of October 31, 1999) and recently terminated (after July 1, 1998) subscribers who are within Grade B contours of local network affiliates. Moreover, the entire C-band satellite industry is exempt from all restrictions on delivering distant network signals to subscribers who received C-band service before October 31, 1999. IPCORA and rulemakings, exemptions, and regulatory requirements adopted under it will substantially impact the C-band and DBS industry, potentially affecting the economics of uplinking and distributing distant network stations and superstations to dish owners. A subsidiary of TV Guide entered into an agreement with the National Association of Broadcasters, the ABC, CBS, FOX and NBC networks, their affiliate associations, and several hundred broadcast stations to identify by zip code those geographic areas which are "unserved" by network affiliated stations in May 1998. With the passage of IPCORA, that subsidiary has opted to discontinue that agreement. The broadcasters have, however, objected to such termination and have asserted claims for liquidated damages and other damages as a result of the failure to terminate distant network signal subscribers during the period from September, 1999 through the passage of IPCORA and the termination of the agreement.

         Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry.

         Proposed Changes in Regulation. The regulation of programming services, cable television systems, satellite carriers and television stations is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that Liberty's business will not be adversely affected by future legislation, new regulation or deregulation.

         DOMESTIC TELEPHONY

         The FCC regulates the licensing, construction, operation, acquisition, resale and interconnection arrangements of domestic wireless telecommunications systems. The activities of wireless service providers, such as the Sprint PCS Group, are subject to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory agencies as well. The FCC, in conjunction with the U.S. Federal Aviation Administration, also regulates tower marking and lighting, and FCC environmental rules may cause certain PCS network facilities to become subject to regulation under the National Environmental Policy Act and the National Historic Preservation Act.

         INTERNATIONAL CABLE, TELEPHONY AND PROGRAMMING

         Some of the foreign countries in which Liberty has, or proposes to make, an investment regulate, in varying degrees, (a) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers, as well as the acquisition of, and foreign investments in, such operators and service providers, and (b) the distribution and content of programming and Internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and Internet services, among others. Regulations or laws that exist at the time Liberty makes an investment in a foreign subsidiary or business affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by Liberty's subsidiaries and business affiliates will not occur in the future. Regulation can take the form of price controls, service requirements and programming and other content restrictions, among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances Liberty may be adversely affected by an overbuild by one or more competing cable operators. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and, hence, the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries.

         INTERNET SERVICES

         The Internet companies in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three year moratorium on new state and local taxes on Internet access and commerce, and under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. Such laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

         BROADCASTERS

         Liberty also has nonattributable minority ownership interests in group owners of broadcast television and radio stations. The FCC extensively regulates the ownership and operation of such stations through a variety of rules.

COMPETITION

         Programming. The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. The programming companies in which we have interests directly compete with other programmers for distribution on a limited number of channels. Once distribution is obtained, our programming services and our business affiliates' programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), pay-per-view services, online activities, movies and other forms of news, information and entertainment. The programming companies in which we have interests also compete, to varying degrees, for creative talent and programming content. Our management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts. In addition, HSN and QVC operate in direct competition with businesses that are engaged in retail merchandising.

         Communications. The cable television systems and other forms of media distribution in which we have interests directly compete for viewer attention and subscriptions in local markets with other providers of entertainment, news and information, including other cable television systems in those countries that do not grant exclusive franchises, broadcast television stations, direct-to-home satellite companies, satellite master antenna television systems, multi-channel multi-point distribution systems and telephone companies, other sources of video programs (such as videocassettes) and additional sources for entertainment news and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars. Our management believes that important competitive factors include fees charged for basic and premium services, the quantity, quality and variety of the programming offered, the quality of signal reception, customer service and the effectiveness of marketing efforts.

         In addition, there is substantial competition in the domestic wireless telecommunications industry, and it is expected that such competition will intensify as a result of the entrance of new competitors and the increasing pace of development of new technologies, products and services. Each of the markets in which the Sprint PCS Group competes is served by other two-way wireless service providers, including cellular and PCS operators and resellers. A majority of the markets will have five or more commercial mobile radio service providers and each of the top 50 metropolitan markets have at least one other PCS competitor in addition to two cellular incumbents. Many of these competitors have been operating for a number of years and currently service a significant subscriber base.

         Internet Services and Technology. The markets for Internet services, online content and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Internet companies and web sites competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify in the future. The Internet companies and web sites in which we have interests compete, directly and indirectly, for members, visitors, advertisers, content providers and merchandise sales with many categories of companies, including:

     o other Internet companies and web sites targeted to the respective audiences of the Internet companies and web sites in which we have interests;

     o publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to the respective audiences of the Internet companies and web sites in which we have interests, many of which have made, or may in the future make, significant acquisitions of or investments in Internet companies and/or have established, or may in the future establish, web sites;

     o general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to content and services targeted to the respective audiences of the Internet companies and web sites in which we have interests;

     o vendors of information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and

     o    web search and retrieval services and other high-traffic web sites.

Liberty anticipates that the number of such competitors will increase in the future.

         The technology companies in which we have interests compete with a substantial number of foreign and domestic companies, and the rapid technological changes occurring in such companies' markets are expected to lead to the entry of new competitors. The ability of the technology companies in which we have interests to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in their ability to expand and remain competitive. Existing competitors' actions and new entrants may have an adverse impact on these companies' sales and profitability.

EMPLOYEES

         As of December 31, 1999, Liberty had approximately 40 employees and Liberty's consolidated subsidiaries had an aggregate of approximately 1,629 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.


Item 2. Properties

         With the exception of its corporate offices in Englewood, Colorado (which Liberty leases), Liberty does not own or lease any real or personal property other than through its interests in its subsidiaries and business affiliates. Liberty's subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). Liberty's management believes that its current facilities are suitable and adequate for its business operations for the foreseeable future.


Item 3. Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to Liberty's business, to which Liberty or any of its subsidiaries is a party or of which any of their property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

         (a) There is no market for Liberty's common equity. See "Relationship with AT&T and Certain Related Parties" in Part I of this report.

         (b) Recent Sales of Unregistered Securities. On March 8, 1999, in connection with the merger of AT&T and TCI, we reclassified each share of our existing and outstanding common stock, $1.00 par value per share, held by TCI into one share of Class A Common Stock, $.0001 par value per share, one share of Class B Common Stock, $.0001 par value per share, and one share of Class C Common Stock, $.0001 par value per share. We believe this transaction was exempt from registration under the Securities Act either because it did not involve a "sale" of securities as defined in Section 2(3) of the Securities Act or, if it did involve a "sale", the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act since it did not involve a public offering.

         We believe that the sales of the following securities were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act because none of these transactions involved a public offering.

         On June 30, 1999, we sold to Lehman Brothers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., Credit Lyonnais Securities, Donaldson, Lufkin & Jenrette, Morgan Stanley Dean Witter, Salomon Smith Barney, Schroder & Co. Inc. and TD Securities our 7-7/8% Senior Notes due 2009 at an aggregate offering price of $750 million (less a discount to these initial purchasers of $4.9 million) and our 8-1/2% Senior Debentures due 2029 at an aggregate offering price of $500 million (less a discount to these initial purchasers of $4.4 million).

         On November 16, 1999, we sold our 4% Senior Exchangeable Debentures due 2029 to Donaldson, Lufkin & Jenrette, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and Salomon Smith Barney at an aggregate offering price of $868.8 million (less a discount to these initial purchasers of $15 million).

         On February 2, 2000, we sold to Lehman Brothers and Salomon Smith Barney Inc. our 8-1/4% Senior Debentures due 2030, at an aggregate offering price of $1 billion (less a discount to the initial purchasers of $8.8 million).

         On February 10, 2000, we sold to Salomon Smith Barney Inc. our 3-3/4% Senior Exchangeable Debentures due 2030 at an aggregate offering price of $750 million (less a discount to the initial purchaser of $15 million). On March 8, 2000, we sold to Salomon Smith Barney Inc. an additional $60 million principal amount of our 3-3/4% Senior Exchangeable Debentures due 2030 (less a discount to the initial purchaser of $1 million).

Item 6.  Selected Financial Data.

         The following tables present selected historical information relating to the financial condition and results of operations of Liberty for the past five years. The following data should be read in conjunction with Liberty's consolidated financial statements. Liberty was a wholly owned subsidiary of Tele-Communications, Inc. ("TCI") since August 1994. On March 9, 1999, AT&T Corp. acquired TCI in a merger transaction. For financial reporting purposes, the merger of AT&T and TCI is deemed to have occurred on March 1, 1999. In connection with the merger, the assets and liabilities of Liberty were adjusted to their respective fair values pursuant to the purchase method of accounting. For periods prior to March 1, 1999, the assets and liabilities of Liberty and the related consolidated results of operations are referred to below as "Old Liberty," and for periods subsequent to February 28, 1999, the assets and liabilities of Liberty and the related consolidated results of operations are referred to as "New Liberty." In connection with the merger, TCI effected an internal restructuring as a result of which certain assets and approximately $5.5 billion in cash were contributed to Liberty.


                                                      New Liberty                             Old Liberty
                                                      ------------       --------------------------------------------------------
                                                      December 31,                            December 31,
                                                      ------------       --------------------------------------------------------
                                                          1999             1998            1997            1996            1995
                                                      ------------       --------        --------        --------        --------
                                                                           amounts in millions
Summary Balance Sheet Data:

Investment in affiliates                               $   15,922           3,079           2,359           1,519           1,932

Investments in available-for-sale securities
  and others                                           $   28,593          10,539           3,971           2,257           1,464

Total assets                                           $   58,650          15,783           7,735           6,722           5,605

Debt, including current portion                        $    3,277           2,096             785             555             516

Stockholder's equity                                   $   38,408           9,230           4,721           4,519           3,731



                                         New Liberty                                  Old Liberty
                                        ------------      -------------------------------------------------------------------------
                                         Ten months       Two months
                                           ended            ended
                                        December 31,      February 28,                    Years ended December 31,
                                        ------------      ------------     --------------------------------------------------------
                                            1999             1999            1998            1997            1996            1995
                                        ------------      ------------     --------        --------        --------        --------
                                                                  amounts in millions, except per share data
Summary Statement of Operations
   Data:

Revenue                                  $      729             235           1,359           1,225           2,208           1,821

Operating loss                           $   (2,214)           (158)           (431)           (260)            (66)           (214)

Interest expense                         $     (287)            (25)           (104)            (40)            (53)            (34)

Share of losses of
  affiliates, net
                                         $     (904)            (66)         (1,002)           (785)           (332)           (190)

Gains (losses) on
  dispositions, net
                                         $        4              14           2,449             406           1,558             (78)

Net earnings (loss)                      $   (1,975)            (70)            622            (470)            741             (56)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

         Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. Liberty also has significant interests in foreign affiliates, which operate in cable television, programming and satellite distribution.

         Liberty's consolidated subsidiaries at December 31, 1999, included Starz Encore Group (formerly named Encore Media Group), Liberty Digital, Inc. (formerly named TCI Music, Inc.), Pramer S.C.A. and Liberty Cablevision of Puerto Rico. These businesses are majority or wholly owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were majority or wholly owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at December 31, 1999 were USA Networks, Inc., Discovery Communications, Inc., TV Guide, Inc., QVC Inc. and Telewest Communications plc.

         Liberty holds interests in companies that are neither consolidated subsidiaries nor affiliates accounted for using the equity method. The most significant of these include Time Warner, Sprint Corporation and Motorola Inc. (successor to General Instrument Corporation). The Time Warner stock, Sprint Corporation tracking stock and Motorola stock that Liberty holds are classified as available-for-sale securities and are carried at fair value. Unrealized holding gains and losses on these securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

         As a result of AT&T's acquisition of TCI by merger on March 9, 1999, the shares of each series of TCI common stock were converted into shares of a class of AT&T common stock, subject to applicable exchange ratios. The AT&T merger has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values therefore creating a new cost basis. For financial reporting purposes the AT&T merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty." "Liberty" refers to both New Liberty and Old Liberty.

SUMMARY OF OPERATIONS

         Liberty's programming businesses include Starz Encore Group, which provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Additionally, Liberty Digital is included in Liberty's financial results. Liberty Digital, through its subsidiaries and affiliates, is principally engaged in programming, distributing and marketing digital and analog music services to homes, businesses and over the Internet. Also included in Liberty's financial results through March 1, 1999, are those of TV Guide (formerly named United Video Satellite Group, Inc.) which, during the period it was consolidated, was engaged in the business of providing satellite-delivered video, audio, data, and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users throughout the United States. Effective March 1, 1999, Liberty began accounting for its investment in TV Guide under the equity method of accounting. To enhance the reader's understanding, separate financial data has been provided below for the periods in which they were consolidated for Starz Encore Group, Liberty Digital and TV Guide due to the significance of those operations. The table sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "--Investments in Affiliates Accounted for Under the Equity Method." Other items of significance are discussed separately below.

         General Information

         Due to the consummation of the AT&T merger, Liberty's 1999 statements of operations include information reflecting the ten month period ended December 31, 1999, and the two month period ended February 28, 1999. Also, prior to March 1, 1999, Liberty consolidated the operations of TV Guide, and subsequent to February 28, 1999, Liberty accounted for its ownership interests in TV Guide under the equity method. (See note 7 to the accompanying consolidated financial statements.) The following discussion of Liberty's results of operations includes a section that addresses the combined operating results of "Old Liberty" and "New Liberty," collectively "Combined Liberty."


                                           New Liberty                                   Old Liberty
                                       ---------------------   ------------------------------------------------------------------
                                       Ten months              Two months               Year                   Year
                                         ended       % of        ended       % of       ended       % of       ended       % of
                                       December 31,  total     February 28,  total    December 31,  total    December 31,  total
                                          1999      revenue       1999      revenue      1998      revenue      1997      revenue
                                       ------------ --------   ------------ -------   ------------ -------   ------------ -------
                                                                                  (dollar amounts in millions)
Starz Encore Group

   Revenue                              $    539         100%    $   101        100%    $   541        100%    $   350        100%
   Operating, selling, general and
      administrative                         415          77          60         59         445         82         382        109
   Stock compensation                        283          53           3          3          58         11          60         17
   Depreciation and amortization             148          27           1          1           8          1           4          1
                                        --------    --------     -------    -------     -------    -------     -------    -------
      Operating income (loss)           $   (307)        (57)%   $    37         37%    $    30          6%    $   (96)       (27)%
                                        ========    ========     =======    =======     =======    =======     =======    =======

Liberty Digital
   Revenue                              $     66         100%    $    15        100%    $    86        100%    $    23        100%
   Operating, selling, general and
      administrative                          62          94          14         93          85         99          14         61
   Stock compensation                        703       1,065          --         --          --         --           1          4
   Depreciation and amortization              30          45           4         27          25         29           6         26
                                        --------    --------     -------    -------     -------    -------     -------    -------
      Operating income (loss)           $   (729)     (1,104)%   $    (3)       (20)%   $   (24)       (28)%   $     2          9%
                                        ========    ========     =======    =======     =======    =======     =======    =======

TV Guide
   Revenue                              $     --          --     $    97        100%    $   598        100%    $   508        100%
   Operating, selling, general and
      administrative                          --          --          76         78         475         79         404         79
   Depreciation and amortization              --          --          10         10          28          5          19          4
                                        --------    --------     -------    -------     -------    -------     -------    -------
      Operating income                  $     --          --     $    11         12%    $    95         16%    $    85         17%
                                        ========    --------     =======    =======     =======    =======     =======    =======

Other
   Revenue                              $    124         (a)     $    22        (a)     $   134        (a)     $   344        (a)
   Operating, selling, general and
      administrative                         119                      38                    138                    266
   Stock compensation                        799                     180                    460                    235
   Depreciation and amortization             384                       7                     68                     94
                                        --------                 -------                -------                -------
      Operating loss                    $ (1,178)                $  (203)               $  (532)               $  (251)
                                        ========                 =======                =======                =======


-------------------
(a) Not meaningful.

         In order to provide a meaningful basis for comparing the years ended December 31, 1999 and 1998 for purposes of the following table and discussion, the operating results of Combined Liberty for the ten months ended December 31, 1999 have been combined with the operating results of Combined Liberty for the two months ended February 28, 1999, and the operating results for the year ended December 31, 1998. Depreciation, amortization and certain other line items included in the operating results of Combined Liberty are not comparable between periods as the ten month successor period ended December 31, 1999, includes the effects of purchase accounting adjustments related to the AT&T merger, and prior periods do not. The combining of predecessor and successor accounting periods is not permitted by generally accepted accounting principles.


                                                                        Combined Liberty
                                      -----------------------------------------------------------------------------------------
                                         Year                           Year                            Year
                                        ended           % of            ended           % of            ended           % of
                                      December 31,      total        December 31,       total        December 31,       total
                                         1999          revenue           1998          revenue           1997          revenue
                                      ------------     --------      ------------      --------      ------------      --------
                                                                   (dollar amounts in millions)
Starz Encore Group
  Revenue                              $    640             100%       $    541             100%       $    350             100%
  Operating, selling, general and
     administrative                         475              74             445              82             382             109
  Stock compensation                        286              45              58              11              60              17
  Depreciation and amortization
                                            149              23               8               1               4               1
                                       --------        --------        --------        --------        --------        --------
       Operating income (loss)
                                       $   (270)            (42)%      $     30               6%       $    (96)            (27)%
                                       ========        ========        ========        ========        ========        ========
Liberty Digital
  Revenue                              $     81             100%       $     86             100%       $     23             100%
  Operating, selling, general and
     administrative                          76              94              85              99              14              61
  Stock compensation                        703             868              --              --               1               4
  Depreciation and amortization
                                             34              42              25              29               6              26
                                       --------        --------        --------        --------        --------        --------
       Operating income (loss)
                                       $   (732)           (904)%      $    (24)            (28)%      $      2               9%
                                       ========        ========        ========        ========        ========        ========
TV Guide
  Revenue                              $     97             100%       $    598             100%       $    508             100%
  Operating, selling, general and
     administrative                          76              78             475              79             404              79
  Depreciation and amortization
                                             10              10              28               5              19               4
                                       --------        --------        --------        --------        --------        --------
       Operating income                $     11              12%       $     95              16%       $     85              17%
                                       ========        ========        ========        ========        ========        ========
Other
  Revenue                              $    146             (a)        $    134             (a)        $    344             (a)
  Operating, selling, general and
     administrative                         157                             138                             266
  Stock compensation                        979                             460                             235
  Depreciation and amortization
                                            391                              68                              94
                                       --------                        --------                        --------
       Operating loss                  $ (1,381)                       $   (532)                       $   (251)
                                       ========                        ========                        ========


-------------------
(a) Not meaningful.

         YEAR ENDED DECEMBER 31, 1999, COMPARED TO DECEMBER 31, 1998


CONSOLIDATED SUBSIDIARIES

         Starz Encore Group. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements between Starz Encore Group and cable operators and satellite direct-to-home distributors. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with TCI. TCI cable systems subsequently acquired by AT&T in the AT&T merger operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband is adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

         Revenue increased to $640 million in 1999 from $541 million in 1998. Revenue from AT&T Broadband increased 13% during 1999, compared to the same period of 1998, pursuant to the terms of the AT&T/Starz Encore Group affiliation agreement. Under this agreement, the amount paid by AT&T Broadband does not vary with the number of subscription units from AT&T Broadband. This category also includes revenue from cable systems that have been contributed by AT&T to joint ventures and are subject to the AT&T/Starz Encore Group affiliation agreement. Revenue from cable affiliates other than AT&T Broadband increased 33% during 1999, compared to 1998 mainly due to increases in subscription units for Encore and STARZ! services, combined with small increases in rates charged. MOVIEplex and Thematic Multiplex subscribers from cable affiliates other than AT&T Broadband increased by 42% and 414%, respectively, during 1999 compared to 1998, contributing to the increase in revenue. Revenue from satellite providers and other distribution technologies increased 21% during 1999, due to 17%, 15% and 26% increases in STARZ!, Encore and Thematic Multiplex subscription units, respectively, partially offset by subscriber volume and penetration discounts.

         Programming and other operating expenses increased by 12% during 1999, compared to 1998, primarily due to increased first run exhibitions on Encore and the Thematic Multiplex channels. Sales and marketing expenses increased by 6% during 1999, compared to 1998, due to the "New Encore" national awareness campaign during 1999. The "New Encore" campaign is branding Encore as a first-run premium pay service.

         Depreciation and amortization increased from $8 million during 1998 to $149 million during 1999. The increase was a direct result of the effects of purchase accounting adjustments related to the AT&T merger.

         Starz Encore Group has granted phantom stock appreciation rights to certain of its officers. Estimates of compensation relating to the phantom stock appreciation rights have been recorded in Starz Encore Group's financial statements based upon third-party appraisals, but are subject to future adjustments based upon the appraised value of Starz Encore Group.

         Liberty Digital. Liberty Digital's revenue is derived from its audio business, which is engaged in programming, distributing and marketing a digital music service, Digital Music Express(R) (DMX Service). This service provides continuous, commercial free, CD-quality music programming to homes and businesses. Liberty Digital's results of operations also include its interactive media business, which is engaged in the development of interactive television businesses and the management of investments in interactive programming content and interactive television businesses.

         Revenue decreased 6% to $81 million for 1999 from $86 million for 1998. The decrease in revenue was primarily caused by reduced revenue due to the sale of Liberty Digital's video business and certain Internet businesses offset by increased residential and commercial subscribers in its audio business. Additionally, revenue for 1999 included a $3 million settlement from PRIMESTAR, Inc., a provider of digital satellite television programming services, for the loss of future revenue after the DMX Service was terminated from distribution to PRIMESTAR customers on April 28, 1999, as a result of the acquisition of PRIMESTAR by Hughes Electronic Corp.

         Operating, selling, general and administrative expenses decreased 11% to $76 million for 1999, from $85 million for 1998. The decrease in expenses was primarily due to the sale of Liberty Digital's video and Internet businesses, which was partially offset by increased affiliation fees and selling, general and administrative expenses due to the audio business's expansion.

         Depreciation and amortization increased 36% to $34 million for 1999, from $25 million for 1998. The increase was a result of the effects of purchase accounting adjustments related to the AT&T merger.

         The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in the table is based on the market price of the underlying stock as of December 31, 1999, and is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         TV Guide. On March 1, 1999, United Video Satellite Group and News Corp. completed a transaction whereby United Video Satellite Group acquired News Corp.'s TV Guide properties in exchange for stock of United Video Satellite Group and cash, creating a broader platform for offering television guide services to consumers and advertisers. United Video Satellite Group was renamed TV Guide. Upon consummation, Liberty began accounting for its interest in TV Guide using the equity method of accounting and, accordingly, the results of operations of TV Guide were no longer included in the consolidated financial results of Liberty as of that date.

         Other. Included in this information are the results of Liberty Media International, Inc.'s consolidated subsidiaries, Liberty Cablevision of Puerto Rico and Pramer, and corporate expenses of Liberty. Revenue increased 9% from $134 million for 1998, to $146 million for 1999. The acquisition of Pramer in August 1998 accounted for a $47 million increase in revenue in 1999. This increase was partially offset by a decrease in revenue from the sale of Netlink Wholesale, Inc. during January 1999 and the sale in February 1999 of CareerTrack, Inc., a subsidiary that provided business and educational seminars and related publications.

         Operating, selling, general and administrative expenses increased 14% to $157 million for 1999, from $138 million for 1998. The increase in expenses was primarily due to additional corporate expenses of $12 million in 1999 associated with the AT&T merger. The increase in expenses due to the acquisition of Pramer was offset by the decrease in expenses as a result of the sales of Netlink and CareerTrack.

         Depreciation and amortization increased $323 million to $391 million for 1999 from $68 million during 1998. The increase was a result of the effects of purchase accounting adjustments related to the AT&T merger.

         The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in the table is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Other Income and Expense. Interest expense was $287 million, $25 million and $104 million for the ten month period ending December 31, 1999, the two month period ending February 28, 1999, and the year ended December 31, 1998, respectively. The increase in interest expense during the 1999 periods was a result of increased borrowings by Liberty during 1999.

         Dividend and interest income was $242 million, $10 million and $65 million for the ten month period ending December 31, 1999, the two month period ending February 28, 1999 and the year ending December 31, 1998, respectively. The increase in dividend and interest income during 1999 primarily represents dividends and interest income from the investment of the $5.5 billion received in connection with the AT&T merger.

         Aggregate gains from dispositions and issuance of equity by affiliates and subsidiaries during the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the year ended December 31, 1998 were $4 million, $386 million and $2,554 million, respectively. Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million) during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties. Liberty recorded a non-cash gain of $1.9 billion (before deducting deferred income tax expenses of $647 million) during 1998 as a result of the exchange of its interest in Sprint PCS and PhillieCo Partnership I, L.P. for shares of Sprint PCS Group stock. Effective January 1, 1998, Time Warner acquired the business of Southern Satellite from Liberty for $213 million in cash resulting in a $515 million pre-tax gain.

INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $904 million, $66 million and $1,002 million during the ten month period ending December 31, 1999, the two month period ending February 28, 1999, and the year ending December 31, 1998, respectively.

         Discovery. Discovery's revenue increased $302 million or 28% from $1,094 million for 1998, to $1,396 million for 1999. The increase in revenue resulted from increases in rates charged to affiliates and increases in advertising rates due to higher ratings and a generally strong advertising sales market. Subscriber growth at Discovery's international and developing networks also contributed to the increase in revenue. Earnings before interest, taxes, depreciation and amortization ("Operating Cash Flow") decreased by $2 million or 2% from $110 million for 1998, to $108 million for 1999. The decrease in Operating Cash Flow was due to increases in programming and marketing expenses offset by the increase in revenue. Marketing expenses have increased as Discovery continued the rollout of Animal Planet and launched other developing networks. Discovery's net loss increased $175 million or 243% from $72 million for 1998, to $247 million for 1999. The increase in the net loss is due to increased interest expense and launch amortization due to the company's efforts to increase launch support related to developing networks. Liberty's share of Discovery's net loss was approximately $269 million, $8 million and $39 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999, included $155 million in amortization related to purchase accounting adjustments associated with Liberty's investment in Discovery in connection with the AT&T merger.

         USA Networks, Inc. Revenue increased $602 million or 23% for 1999, from $2,634 million for 1998, to $3,236 million for 1999. The increase was due to increased advertising revenue from the Networks and Television Production businesses of USA Networks and higher continuity (off-air) sales, as well as the launch of Home Shopping en Espanol in the electronic retailing sector. The inclusion of revenue from the Hotel Reservations Network since its acquisition on May 10, 1999, also contributed to the increase in revenue. Operating Cash Flow increased $109 million or 23% from $464 million for 1998, to $573 million for 1999. The increase in Operating Cash Flow was largely due to the increase in revenue offset by increased cost of goods sold at the electronic retailing unit due to the increased sales and increased Internet services expenses as USA Networks continued to rollout new web sites. Net income decreased from $77 million for 1998, to a net loss of $28 million for 1999, representing a decrease of $105 million. The decrease in net income is primarily due to an increase in minority interests in earnings of subsidiaries due to ownership changes at USA Networks, Inc. Liberty's share of USA Networks, Inc.'s net earnings (loss) was approximately $(20) million, $10 million and $30 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999, included $53 million in amortization related to purchase accounting adjustments associated with Liberty's investment in USA Networks in connection with the AT&T merger.

         QVC. Revenue increased by $444 million or 18% for 1999, from $2,403 million for 1998, to $2,847 million for 1999. The increase in revenue is due to increased subscribers as well as increases in the average sales per home for each of QVC's domestic, U.K. and German operations. Operating Cash Flow increased by 24% or $105 million from $434 million for 1998 to $539 million for 1999, due to the revenue increase and the corresponding increase in cost of goods sold, offset further by higher variable costs and additional costs associated with QVC's expansion in the UK and Germany. Net income increased by $72 million or 48% to $221 million for 1999, as compared to $149 million for 1998. The increase in net income was due to the increase in Operating Cash Flow offset by increased income tax expense. Liberty's share of QVC's net earnings
(loss) was approximately $(11) million, $13 million and $64 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999 included $92 million in amortization related to purchase accounting adjustments associated with Liberty's investment in QVC in connection with the AT&T merger.

         Fox/Liberty Networks. Liberty's share of Fox/Liberty Networks' net loss was approximately $48 million, $1 million and $83 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty's share of losses for 1998 includes previously unrecognized losses of Fox/Liberty Networks of approximately $64 million. Losses of Fox/Liberty Networks were not recognized in prior periods due to the fact that Liberty's investment in Fox/Liberty Networks was less than zero. On July 15, 1999, News Corp. acquired Liberty's 50% interest in Fox/Liberty Networks. (See note 6 to the accompanying consolidated financial statements).

         Telewest. Revenue increased $375 million or 42%, from $896 million for 1998, to $1,271 million for 1999. The increase was primarily due to the acquisition of General Cable plc and Birmingham Cable Corporation Limited in September 1998 and increased cable penetration due to the success of Telewest's low-cost bundled television and telephony services introduced during 1998. Operating Cash Flow increased $96 million or 40% from $243 million for 1998, to $339 million for 1999. The increase in Operating Cash Flow was largely due to the increase in revenue and economies of scale resulting from the enlarged operations. Telewest's net loss increased $308 million or 56% from $553 million for 1998, to $861 million for 1999. The increase in net loss was due to increased interest expense, increased depreciation and amortization expense resulting from acquisitions and increased foreign currency transaction losses. Telewest experiences unrealized foreign currency transaction losses on its U.S. dollar denominated debentures resulting from the translation of the debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value. Liberty's share of Telewest's net losses was approximately $222 million, $38 million and $134 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999, included $73 million in amortization related to purchase accounting adjustments associated with Liberty's investment in Telewest in connection with the AT&T merger.

         PCS Ventures. Liberty's share of losses from its investment in the PCS Ventures was $629 million during 1998. At that time, the PCS Ventures included Sprint Spectrum Holding Company, L.P. and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo Partnership I, L.P. The partners of each of the Sprint PCS partnerships were subsidiaries of Sprint, Comcast Corporation, Cox Communications, Inc. and Liberty. The partners of PhillieCo were subsidiaries of Sprint, Cox and Liberty. Liberty had a 30% partnership interest in each of the Sprint PCS partnerships and a 35% partnership interest in PhillieCo.

         On November 23, 1998, Liberty, Comcast, and Cox exchanged their respective interests in Sprint PCS and PhillieCo for shares of Sprint PCS Group stock, which tracks the performance of Sprint's PCS Group (consisting initially of the PCS Ventures and certain PCS licenses which were separately owned by Sprint). Through November 23, 1998, Liberty accounted for its interest in the PCS Ventures using the equity method of accounting; however, as a result of the foregoing exchange, Liberty's less than 1% voting interest in Sprint and the transfer of its Sprint Securities to a trust prior to the AT&T merger, Liberty no longer exercises significant influence with respect to its investment in the PCS Ventures. Accordingly, Liberty accounts for its investment in the Sprint PCS Group stock as an available-for-sale security. (See note 6 to the accompanying consolidated financial statements.)


         YEAR ENDED DECEMBER 31, 1998, COMPARED TO DECEMBER 31, 1997

         CONSOLIDATED SUBSIDIARIES

         Starz Encore Group. Revenue generated from Starz Encore Group increased to $541 million in 1998 from $350 million in 1997. This increase of $191 million, or 55%, was primarily attributable to higher revenue from AT&T Broadband, consistent with the terms of the affiliation agreement with AT&T Broadband, and the increases in the distribution of Encore and STARZ! services to cable operators other than AT&T Broadband and direct-to-home satellite providers combined with increases in rates charged.

         Operating, selling, general and administrative expenses increased to $445 million in 1998 from $382 million in 1997. The increase of $63 million, or 16%, is the result of an increase in the first run program license fees during 1998 compared to 1997.

         Liberty Digital. Revenue increased 274% to $86 million in 1998 from $23 million in 1997. The increase in revenue was due to the acquisition of DMX in July of 1997. Effective July 11, 1997, a subsidiary of Liberty Digital was merged with and into DMX, Inc. As a result of the DMX merger, DMX's results of operations have been included in the consolidated financial results of Liberty as of the date of the merger. See note 8 to the accompanying consolidated financial statements.

         Operating, selling and general administrative expenses increased 507% to $85 million in 1998 from $14 million in 1997. The increase in expenses was due to the inclusion of the operations of DMX since July of 1997.

         Depreciation and amortization increased $19 million to $25 million in 1998 from $6 million in 1997. The increase was primarily attributable to increased amortization of intangibles resulting from the acquisition of DMX.

         TV Guide. Revenue increased 18% to $598 million in 1998 from $508 million in 1997. The increase in revenue was primarily due to the acquisition of Turner-Vision's retail C-band operations and increased advertising and service fee revenue. Effective February 1, 1998, Turner-Vision, Inc. contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink Group LLC, a consolidated subsidiary of TV Guide, in exchange for an approximate 20% ownership interest in Superstar/Netlink. As a result of this transaction, Turner-Vision's results of operations have been included in the consolidated financial results of TV Guide, and therefore the consolidated results of Liberty, as of February 1, 1998. These increases were partially offset by a decrease in commission revenue from Superstar/Netlink acting as a service agent in the direct broadcast satellite market.

         Operating, selling and general and administrative expenses consist primarily of costs for programming content for the C-band operations and personnel costs. Operating, selling, general and administrative expenses increased 18% to $475 million in 1998 from $404 million in 1997. The increase was primarily attributable to additional expenses due to the inclusion of Turner-Vision, increased personnel costs due to internal growth and increased legal fees related to litigation and periodic filings with the SEC, and increased costs associated with Prevue Channel's new format under the TV Guide Brand.

         Depreciation and amortization increased $9 million to $28 million in 1998 from $19 million in 1997. The increase was attributable to the amortization of intangibles resulting from the acquisition of Turner-Vision and increased depreciation resulting from the acquisition of certain equipment to support the various Prevue products.

         Other. Included in this information are the results of Liberty Media International, Southern Satellite Systems, Inc. and corporate expenses of Liberty. Revenue decreased to $134 million in 1998 from $344 million in 1997. Liberty Media International's revenue decreased from $220 million in 1997 to $65 million in 1998. This $155 million decrease was attributable to the deconsolidation of Cablevision in October 1997. Cablevision represented $173 million in revenue during 1997. Additionally, revenue decreased as a result of the sale of the business of Southern Satellite. Effective January 1, 1998, Time Warner exercised an option to acquire the business of Southern Satellite and accordingly the results of operations of that business were no longer included in the consolidated financial results of Liberty as of that date. The business of Southern Satellite contributed $31 million to revenue during 1997. In August 1998, Liberty Media International purchased Pramer, which contributed an additional $17 million in revenue from the date of acquisition to December 31, 1998.

         Operating, selling, general and administrative expenses decreased to $138 million in 1998 from $266 million in 1997. The primary reason for this decrease is the deconsolidation of Cablevision in October 1997. Cablevision accounted for approximately $105 million of operating expenses in 1997.

         The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the financial statements. The expense is subject to future adjustment based on vesting and market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

         Other Income and Expense. Interest expense was $104 million and $40 million for 1998 and 1997, respectively. The increase in interest expense of $64 million was a result of additional borrowing on Liberty's credit facilities during 1998.

         Dividend and interest income was $65 million and $59 million for 1998 and 1997, respectively. Dividend and interest income for 1998 primarily represents dividends received of approximately $21 million on a series of Time Warner common stock designated as Series LMCN-V Common Stock and $31 million in dividends received on a series of 30 year non-convertible 9% preferred stock of Fox Kids Worldwide, Inc. During 1997 dividends received from the Time Warner Series LMCN-V Common Stock and the Fox Kids Worldwide preferred stock amounted to $19 million and $14 million, respectively. During 1997, Liberty also recognized an additional $14 million in interest income relating to short-term investments.

         Aggregate gains from dispositions and issuance of equity by affiliates and subsidiaries during 1998 and 1997 were $2,554 million and $406 million, respectively. As a result of the exchange by Liberty of its investment in the PCS Ventures for shares of Sprint PCS Group stock, Liberty recorded a non-cash gain of $1.9 billion (before deducting deferred income tax expense of $647 million) during 1998. Additionally, Liberty recognized a $515 million pre-tax gain in connection with the sale of Southern Satellite in 1998. Effective September 1, 1998, Telewest and General Cable PLC consummated a merger in which holders of General Cable received Telewest shares and cash for each share of General Cable held. As a result of the merger, Liberty recognized a non-cash gain of $60 million (excluding related tax expense of $21 million) during 1998. Liberty recognized a gain of $38 million in 1998 from the increase in Superstar/Netlink's equity, net of the dilution of its interest in Superstar/Netlink, that resulted from the above described transaction with Turner-Vision.

         On August 1, 1997, Liberty IFE, Inc., a wholly owned subsidiary of Liberty, which held non-voting Class C common stock of International Family Entertainment, Inc. and $23 million of International Family Entertainment 6% convertible secured notes due 2004, convertible into International Family Entertainment Class C common stock, contributed its International Family Entertainment Class C common stock and International Family Entertainment 6% convertible secured notes to Fox Kids Worldwide in exchange for the Fox Kids Worldwide preferred stock. As a result of the exchange, Liberty recognized a pre-tax gain of approximately $304 million during 1997.

         INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $1,002 million and $785 million during 1998 and 1997, respectively.

         Discovery. Revenue increased $234 million or 27% to $1,094 million in 1998 from $860 million in 1997. The increase in revenue was due to increases in the number of subscribers at Discovery's various networks along with an increase in the average per subscriber affiliate fee. Advertising revenue also contributed to the increases due to the increase in subscribers combined with an increase in ratings. Operating Cash Flow increased $80 million or 267% to $110 million in 1998 from $30 million in 1997. The increase in Operating Cash Flow from 1998 to 1997 was due to the revenue growth at the developed domestic and international networks offset by a smaller corresponding increase in operating expenses at those networks. Discovery's net loss increased by $19 million or 36% to $72 million in 1998 from $53 million in 1997. The increase in the net loss from 1997 to 1998 was due to the improvement in Operating Cash Flow offset by an increase in interest expense, launch amortization and stock compensation as well as the write off of Your Choice TV. Liberty's share of losses was $39 million and $29 million, for each of 1998 and 1997, respectively.

         USA Networks, Inc. Revenue increased $1,372 million or 109% to $2,634 million in 1998 from $1,262 million in 1997. The increase in revenue from 1997 to 1998 was due to the Universal and Ticketmaster transactions being completed by USA Networks during 1998 (see note 5 to the accompanying consolidated financial statements). Operating Cash Flow increased $272 million to $464 million in 1998 from $192 million in 1997. The increase in Operating Cash Flow from 1997 to 1998 was due to the Universal and Ticketmaster transactions. Net income increased by $64 million to $77 million in 1998 from $13 million in 1997. The increase in net income from 1997 to 1998 was due to the increase in Operating Cash Flow along with one-time transactional gains offset by significant increases in depreciation, amortization, interest and income tax expenses. Liberty's share of earnings (loss) of USA Networks and related investments was $30 million and $5 million for 1998 and 1997, respectively.

         QVC Inc. Revenue increased $321 million or 15% to $2,403 million in 1998 from $2,082 million in 1997. The increase in revenue for 1998 was primarily attributable to the effects of a 5.6% increase in the average number of homes receiving QVC services in the U.S. and an 11.8% increase in the average number of homes receiving QVC services in the United Kingdom. Operating Cash Flow increased $96 million or 28% to $434 million in 1998 from $338 million in 1997. The increase in Operating Cash Flow was caused by the increase in revenue offset by increased cost of goods sold and variable costs associated with the increased sales. Start-up costs of QVC Germany also contributed $3 million to the increase in offsetting costs for 1998. Net income increased 110% or $78 million to $149 million in 1998 from $71 million in 1997. The increases in net income were due to the increases in Operating Cash Flow offset by increases in depreciation, amortization and income tax expenses in each of the respective periods presented. Liberty's share of earnings was $64 million and $30 million for 1998 and 1997, respectively.

         Fox/Liberty Networks. Revenue increased 39% or $183 million to $655 million in 1998 from $472 million in 1997. A large portion of the increase in revenue was due to the acquisition of Affiliated Regional Communications by Fox/Liberty Networks on March 13, 1997 which increased the number of consolidated subsidiaries and their respective operations. Had the acquisition of Affiliated Regional Communications been completed for all periods presented, revenue would have increased $128 million for 1998. The increase in revenue was attributable to continued subscriber growth at the regional sports networks and the FX network along with increased advertising revenue due to increased subscribers and ratings. Operating Cash Flow increased $94 million to $79 million in 1998 from a deficit of $15 million in 1997. The increase in Operating Cash Flow was caused by the revenue growth coupled with an increase in operating expenses. The increase in operating expenses was due to an increase in the number of professional events, primarily Major League Baseball games, as well as increased programming rights fees of regional sports networks due to renegotiated and newly entered into sports rights agreements. Fox/Liberty Networks net loss decreased by $16 million or 21% to $62 million in 1998 from $78 million in 1997. The decrease in the net loss was due to the improvement in Operating Cash Flow offset primarily by interest expense. In 1998, interest expense increased to $113 million from $49 million in 1997 due to additional indebtedness that was entered into in the latter half of 1997. Liberty's share of losses was $83 million for 1998 and zero for 1997, as Liberty's basis in the investment was less than zero (see note 5 to the accompanying consolidated financial statements).

         PCS Ventures. Liberty's share of losses from its investment in the PCS Ventures was $629 million and $493 million in 1998 and 1997, respectively. The increase in the share of losses as attributed primarily to increases in:

         o selling, general and administrative costs associated with Sprint PCS's efforts to increase its customer base;

         o depreciation expense resulting from capital expenditures made to expand its PCS network; and

         o interest expense associated with higher amounts of outstanding debt.

         Telewest. Telewest accounted for $134 million and $145 million of Liberty's share of its affiliates' losses during 1998 and 1997, respectively. The increase in the share of losses was primarily attributable to the net effects of:

         o    changes in foreign currency transaction losses;

         o    an increase in Operating Cash Flow resulting from revenue growth;
              and

         o    an increase in interest expense.

Telewest issued debentures in connection with a previous merger transaction. Changes in the exchange rate used to translate the Telewest debentures into U.K. pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience foreign currency transaction gains/losses that affected Liberty's share of Telewest's losses.

LIQUIDITY AND CAPITAL RESOURCES

         Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, proceeds from asset sales and proceeds from financing activities. Liberty is a holding company and as such is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates. Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its cash requirements.

         In connection with the AT&T merger and other related transactions, Liberty received approximately $5.5 billion in cash. Also, upon consummation of the AT&T merger, through a new tax sharing agreement between Liberty and AT&T, Liberty became entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T merger. In addition, under the tax sharing agreement, Liberty will receive a cash payment from AT&T in periods when it generates taxable losses and those taxable losses are utilized by AT&T to reduce the consolidated income tax liability. Additionally, certain warrants held by TCI were transferred to Liberty in exchange for $176 million in cash.

         At December 31, 1999, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $1.1 billion. Borrowings under these facilities of $963 million were outstanding at December 31, 1999. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         On July 7, 1999, Liberty received net cash proceeds of approximately $741 million and $494 million from the issuance of its 7-7/8% Senior Notes due 2009 and 8-1/2% Senior Debentures due 2029, respectively. The proceeds were used to repay outstanding borrowings under certain of Liberty's credit facilities, two of which were subsequently terminated. On January 13, 2000, Liberty completed an exchange offer for the 7-7/8% Senior Notes due 2009 and 8-1/2% Senior Debentures due 2029 that provided tendering holders with identical securities registered under the Securities Act.

         On November 16, 1999, Liberty received net cash proceeds of $854 million from the issuance of its 4% Senior Exchangeable Debentures due 2029, in the aggregate principal amount of $869 million. Each debenture has a $1,000 face amount and is exchangeable at the holder's option for the value of 11.4743 shares of Sprint PCS Group stock. This amount will be paid only in cash until the later of December 31, 2001 and the date the direct and indirect ownership level of Sprint PCS Group stock owned by Liberty falls below a designated level, after which at Liberty's election, Liberty may pay the amount in cash, Sprint PCS Group stock or a combination thereof. The carrying amount of the exchangeable debentures in excess of the principal amount is based on the fair value of the underlying Sprint PCS Group stock. On February 9, 2000, Liberty registered the resale of these debentures under the Securities Act of 1933.

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock (as adjusted for a two-for-one stock split) to a third party, as Agent, in exchange for cash collateral equal to 100% of the market value of that stock. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares.

         On February 2, 2000, Liberty received net cash proceeds of $983 million from the issuance of its 8-1/4% Senior Debentures due 2030.

         On February 10, 2000, Liberty received net cash proceeds of $735 million from the issuance of its 3-3/4% Senior Exchangeable Debentures due 2030. On March 8, 2000, Liberty received net cash proceeds of $59 million, including accrued interest from February 10, 2000, from the issuance of an additional $60 million principal amount of its 3-3/4% Senior Exchangeable Debentures due 2030.

         There are restrictions on incurrence of debt of Liberty Media Group, and therefore on Liberty, through an Inter-Group Agreement with AT&T. Liberty Media Group may not incur any debt that would cause the total indebtedness of Liberty Media Group at any time to be in excess of 25% ($19 billion at December 31, 1999) of the total market capitalization of the Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         On April 8, 1999, substantially all of Liberty Media International's 4-1/2% convertible subordinated debentures were converted into shares of Liberty Media Group tracking stock. Since substantially all of the debenture holders elected to convert, no payment of interest and no adjustment in respect of interest were made.

         Liberty holds shares of Time Warner Series LMCN-V common stock, which are convertible into 114 million shares of Time Warner common stock. Holders of Time Warner Series LMCN-V common stock are entitled to receive dividends ratably with Time Warner common stock. Liberty has received approximately $5 million in cash dividends quarterly from Time Warner. It is anticipated that Time Warner will continue to pay dividends on its common stock and consequently that Liberty will receive dividends on the Time Warner Series LMCN-V common stock it holds. However, there can be no assurance that such dividends will continue to be paid.

         Liberty receives approximately $8 million in cash dividends quarterly on the Fox Kids Worldwide preferred stock. This preferred stock pays quarterly dividends at the annual rate of 9% of the liquidation value of $1,000 per share. If Fox Kids Worldwide does not declare or pay a quarterly dividend, that dividend will be added to the liquidation value and the dividend rate will increase to 11.5% per annum until all accrued and unpaid dividends are paid. News Corp. has undertaken to fund all amounts needed by Fox Kids Worldwide to pay any amounts it is required to pay under the certificate of designations for the Fox Kids Worldwide preferred stock, including payment of the liquidation value of that stock upon any optional or mandatory redemption of that stock.

         On July 15, 1999, News Corp. acquired Liberty's 50% interest in Fox/Liberty Networks in exchange for 51.8 million News Corp. American Depository Receipts ("ADRs"), representing preferred limited voting ordinary shares of News Corp. Liberty also acquired from News Corp. 28.1 million additional ADRs representing preferred limited voting ordinary shares of News Corp. for approximately $695 million. As a result of these transactions and other open market transactions, at December 31, 1999, Liberty owned approximately 81.7 million ADRs representing preferred limited voting shares of News Corp. News Corp. has historically paid cash dividends on its common stock and it is anticipated that it will continue to do so. Holders of the ADRs are entitled to receive dividends ratably with News Corp. common stock, and, consequently, Liberty receives cash dividends on the ADRs that it holds. However, there can be no assurance that such dividends will continue to be paid.

         On January 5, 2000, Motorola, Inc. completed the acquisition of General Instrument Corporation through a merger of General Instrument with a wholly owned subsidiary of Motorola. In the merger, each outstanding share of General Instrument common stock was converted into the right to receive 0.575 shares of Motorola common stock. In connection with the merger Liberty received 18 million shares and warrants to purchase 12 million shares of Motorola common stock in exchange for its holdings in General Instrument. Motorola has historically paid cash dividends on its common stock and it is anticipated that it will continue to do so. Consequently, Liberty expects to receive cash dividends on its shares of Motorola common stock. However, there can be no assurance that such dividends will continue to be paid.

         Pursuant to a proposed final judgment agreed to by TCI, AT&T and the United States Department of Justice on December 30, 1998, Liberty transferred all of its beneficially owned securities of Sprint to a trust prior to the AT&T merger. The final judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the trustee, on or before May 23, 2002, to dispose of a portion of the Sprint securities held by the trust sufficient to cause Liberty to own beneficially no more than 10% of the outstanding Sprint PCS Group stock that would be outstanding on a fully diluted basis on such date. On or before May 23, 2004, the trustee must divest the remainder of the Sprint securities held by the trust. The final judgment requires the trustee to vote the Sprint securities beneficially owned by Liberty in the same proportion as other holders of Sprint PCS Group stock so long as such securities are held by the trust. The final judgment also prohibits the acquisition by Liberty of additional Sprint securities, with certain exceptions, without the prior written consent of the Department of Justice.

         During the ten month period ended December 31, 1999, the unrealized appreciation, net of taxes, of the fair value of Liberty's shares of Time Warner Series LMCN-V common stock was $224 million, based upon the market value of the Time Warner common stock into which the Time Warner Series LMCN-V common stock is convertible. During the ten month period ended December 31, 1999, the unrealized appreciation, net of taxes, of the fair value of the Sprint PCS Group stock held by Liberty was $3.9 billion based upon the market value of such shares. During the ten month period ended December 31, 1999, the unrealized appreciation, net of taxes, of the fair value of Liberty's interest in General Instrument was $1.5 billion based upon the market value of the General Instrument securities held.

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At December 31, 1999, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $655 million.

         Flextech has undertaken to finance the working capital requirements of a joint venture that it has formed with BBC Worldwide Limited, and is obligated to provide this joint venture with a primary credit facility of (pound)88 million and, subject to certain restrictions, a standby credit facility of (pound)30 million. As of December 31, 1999, this joint venture had borrowed (pound)53 million under the primary credit facility. If Flextech defaults in its funding obligation to the joint venture and fails to cure the default within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that Liberty assume all of Flextech's funding obligations to the joint venture.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of December 31, 1999, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $900 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows from operating activities for the ten month period ended December 31, 1999 were $133 million. Cash flows used in operating activities for the two month period ended February 28, 1999 were $107 million and cash flows from operating activities for the years ended December 31, 1998 and 1997 were $26 million and $149 million, respectively. Improved Operating Cash Flow for Starz Encore Group and increased dividend and interest income contributed to the higher cash flows from operating activities for the ten month period ended December 31, 1999. Dividends and interest income from the investment of the $5.5 billion received in the AT&T merger contributed $178 million to cash flows from operating activities during the ten month period ended December 31, 1999. Cash used during the two month period ended February 28, 1999 included payments related to stock appreciation rights of $126 million. Due to a number of transactions during the two-year period ended December 31, 1998, the results of operations, and consequently cash flows from operating activities, during this period are not comparable from year to year. These transactions resulted in the consolidation or deconsolidation of several entities, as discussed above in the "Summary of Operations."

CASH FLOWS FROM INVESTING ACTIVITIES

         Investing cash flows were primarily used in the purchase of marketable securities during the ten month period ended December 31, 1999. Liberty made purchases of marketable securities of $7.8 billion and had sales and maturities of marketable securities of $5.7 billion during the ten month period ended December 31, 1999. Liberty is a holding company and as such it uses investing cash flows to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities were used for investments in and loans to affiliates amounting to $2.6 billion, $51 million, $1.4 billion and $580 million during the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the years ended December 31, 1998 and 1997, respectively. Additionally, Liberty had cash proceeds from dispositions of $130 million, $43 million, $423 million and $268 million during the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the years ended December 31, 1998 and 1997, respectively. Liberty invested $109 million, $92 million and $41 million in acquisitions during the ten months ended December 31, 1999 and the years ended December 31, 1998 and 1997, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $3.2 billion, $155 million, $2.2 billion and $661 million and repayments of $2.2 billion, $145 million, $609 million and $341 million during the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the years ended December 31, 1998 and 1997, respectively. Cash transfers to related parties during the ten months ended December 31, 1999 and the years ended December 31, 1998 and 1997 were $159 million, $215 million and $428 million, respectively.

ACCOUNTING STANDARDS

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is effective for all fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under Statement 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the:

         o    fair values of existing assets, liabilities, or firm commitments,

         o    variability of cash flows of forecasted transactions, or

         o foreign currency exposures of net investments in foreign operations.

Although our management has not completed its assessment of the impact of Statement 133 on Liberty's consolidated results of operations and financial position, management does not expect that the impact of Statement 133 will be significant, however, no assurances can be given that it will not be significant.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Liberty is exposed to market risk in the normal course of its business operations due to its investments in different foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Liberty has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

         Contributions to Liberty's foreign affiliates are denominated in foreign currency. Liberty therefore is exposed to changes in foreign currency exchange rates. Currently, Liberty does not hedge any foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. Liberty continually evaluates its foreign currency exposure (primarily the Argentine Peso, British Pound Sterling, Japanese Yen and French Franc) based on current market conditions and the business environment.

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of December 31, 1999, the majority of Liberty's debt was composed of fixed rate debt resulting from the 1999 issuances of notes and debentures for net proceeds of approximately $2.1 billion. The proceeds were used to repay floating rate debt, which reduced Liberty's exposure to interest rate risk associated with rising variable interest rates. Had market interest rates been 1% higher throughout the years ended December 31, 1999 and 1998, Liberty would have recorded approximately $16 million and $14 million of additional interest expense for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the aggregate fair value of Liberty's notes and debentures was $2.3 billion.

         Liberty is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. Liberty continually monitors changes in stock markets, in general, and changes in the stock prices of its significant holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. Equity collars and equity swaps are used to hedge investment positions subject to fluctuations in stock prices.

         In order to illustrate the effect of changes in stock prices on Liberty we provide the following sensitivity analysis. Had the stock price of our investments accounted for as available-for-sale securities been 10% lower at December 31, 1999, and 1998, the value of such securities would have been lower by $2.4 billion and $1.0 billion, respectively. Our unrealized gains, net of taxes would have also been lower by $1.5 billion and $622 million, respectively. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at December 31, 1999 and 1998, there would have been no impact on the carrying value of such investments. Had the stock price of the Sprint PCS Group stock underlying Liberty's 4% Senior Exchangeable Debentures due 2029 been 10% higher at December 31, 1999, Liberty's total debt and correspondingly, Liberty's interest expense would have been higher by $102 million.

         Liberty measures the market risk of its derivative financial instruments through comparison of the blended rates achieved by those derivative financial instruments to the historical trends in the underlying market risk hedged. With regard to interest rate swaps, Liberty monitors the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. Liberty believes that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying hedged facilities. With regard to equity collars and hedges, Liberty monitors historical market trends relative to values currently present in the market. Liberty believes that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying hedged assets. These measures allow Liberty's management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

Item 8. Financial Statements and Supplementary Data.

         The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-22. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Liberty Media Corporation:


We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries ("New Liberty" or "Successor") as of December 31, 1999, and of Liberty Media Corporation and subsidiaries ("Old Liberty" or "Predecessor") as of December 31, 1998, and the related consolidated statements of operations and comprehensive earnings, stockholders' equity, and cash flows for the periods from March 1, 1999 to December 31, 1999 (Successor period) and from January 1, 1999 to February 28, 1999 and for each of the years in the two-year period ended December 31, 1998 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of New Liberty as of December 31, 1999, and the results of their operations and their cash flows for the Successor period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Old Liberty as of December 31, 1998, and the results of their operations and their cash flows for the Predecessor periods, in conformity with generally accepted accounting principles.

As discussed in note 1, effective March 9, 1999, AT&T Corp., parent company of New Liberty, acquired Tele-Communications, Inc., parent company of Old Liberty, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and therefore, is not comparable.





                                                     KPMG LLP

Denver, Colorado
February 29, 2000

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                                                                         New Liberty       Old Liberty
                                                                         -----------       -----------
                                                                            1999              1998
                                                                         ----------        ----------
                                                                                   (note 2)
                                                                              amounts in millions
Assets
Current assets:
  Cash and cash equivalents                                              $    1,714               228
  Short-term investments                                                        378               159
  Trade and other receivables, net                                              116               142
  Prepaid expenses and committed program rights                                 405               263
  Deferred income tax assets                                                    750               216
  Other current assets                                                            5                21
                                                                         ----------        ----------

    Total current assets                                                      3,368             1,029
                                                                         ----------        ----------


Investments in affiliates, accounted for under the equity
  method, and related receivables (note 5)                                   15,922             3,079

Investments in available-for-sale securities and others
  (note 6)                                                                   28,593            10,539

Property and equipment, at cost                                                 162               279
  Less accumulated depreciation                                                  19               124
                                                                         ----------        ----------
                                                                                143               155
                                                                         ----------        ----------
Intangible assets:
  Excess cost over acquired net assets                                        9,966               940
  Franchise costs                                                               273                99
                                                                         ----------        ----------
                                                                             10,239             1,039
    Less accumulated amortization                                               454               140
                                                                         ----------        ----------
                                                                              9,785               899
                                                                         ----------        ----------

Other assets, at cost, net of accumulated amortization                          839                82
                                                                         ----------        ----------

    Total assets                                                         $   58,650            15,783
                                                                         ==========        ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)


                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                                                                         New Liberty       Old Liberty
                                                                         -----------       -----------
                                                                            1999              1998
                                                                         ----------        ----------
                                                                                   (note 2)
                                                                              amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
  Accounts payable                                                       $       44                49
  Accrued liabilities                                                           201               199
  Accrued stock compensation                                                  2,405               126
  Program rights payable                                                        166               156
  Customer prepayments                                                           --               124
  Current portion of debt                                                       554               184
                                                                         ----------        ----------
    Total current liabilities                                                 3,370               838
                                                                         ----------        ----------

Long-term debt (note 9)                                                       2,723             1,912
Deferred income tax liabilities (note 10)                                    14,103             3,582
Other liabilities                                                                23                89
                                                                         ----------        ----------
    Total liabilities                                                        20,219             6,421
                                                                         ----------        ----------
Minority interests in equity of subsidiaries (notes 7 and 8)                     23               132


Stockholder's equity (note 11):
  Preferred stock, $.0001 par value.  Authorized
    100,000 shares; no shares issued and outstanding                             --                --
  Class A common stock $.0001 par value.  Authorized
    1,000,000 shares; issued and outstanding 1,000
    shares                                                                       --                --
  Class B common stock $.0001 par value.  Authorized
    1,000,000 shares; issued and outstanding 1,000
    shares .                                                                     --                --
  Class C common stock, $.0001 par value.  Authorized
    1,000,000 shares; issued and outstanding 1,000
    shares                                                                       --                --
  Additional paid-in capital                                                 33,838             4,682
  Accumulated other comprehensive earnings, net of
    taxes (note 13)                                                           6,518             3,186
  Accumulated (deficit) earnings                                             (1,975)              952
                                                                         ----------        ----------
                                                                             38,381             8,820
  Due to related parties                                                         27               410
                                                                         ----------        ----------
      Total stockholder's equity                                             38,408             9,230
                                                                         ----------        ----------
Commitments and contingencies (note 14)
      Total liabilities and stockholder's equity                         $   58,650            15,783
                                                                         ==========        ==========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)


        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS


                                                                     New Liberty                 Old Liberty
                                                                     ------------   --------------------------------------
                                                                      Ten months    Two months
                                                                        ended          ended             Years ended
                                                                     December 31,   February 28,         December 31,
                                                                        1999           1999           1998          1997
                                                                     ------------   ------------    --------      --------
                                                                                       amounts in millions
                                                                                              (note 2)
Revenue:
  Unaffiliated parties                                                $      549           192         1,197         1,070
  Related parties (note 11)                                                  180            43           162           155
                                                                      ----------      --------      --------      --------
                                                                             729           235         1,359         1,225
                                                                      ----------      --------      --------      --------
Operating costs and expenses:
  Operating                                                                  343            95           713           627
  Selling, general and administrative                                        229            87           387           342
  Charges from related parties (note 11)                                      24             6            43            97
  Stock compensation (note 12)                                             1,785           183           518           296
  Depreciation and amortization                                              562            22           129           123
                                                                      ----------      --------      --------      --------
                                                                           2,943           393         1,790         1,485
                                                                      ----------      --------      --------      --------

      Operating loss                                                      (2,214)         (158)         (431)         (260)

Other income (expense):
  Interest expense                                                          (287)          (25)         (104)          (40)
  Interest expense to related parties, net (note 11)                          (1)           (1)           (9)          (15)

  Dividend and interest income                                               242            10            65            59
  Share of losses of affiliates, net (note 5)                               (904)          (66)       (1,002)         (785)
  Minority interests in losses (earnings) of
    subsidiaries                                                              92             4            13           (10)

  Gains on dispositions, net (notes 5 and 6)                                   4            14         2,449           406
  Gains on issuance of equity by affiliates and subsidiaries
    (notes 5 and 7)                                                           --           372           105            --
  Other, net                                                                  (4)           (9)           (3)           --
                                                                      ----------      --------      --------      --------
                                                                            (858)          299         1,514          (385)
                                                                      ----------      --------      --------      --------
    Earnings (loss) before income taxes                                   (3,072)          141         1,083          (645)

Income tax benefit (expense) (note 10)                                     1,097          (211)         (461)          175
                                                                      ----------      --------      --------      --------
    Net earnings (loss)                                               $   (1,975)          (70)          622          (470)
                                                                      ----------      --------      --------      --------

Other comprehensive earnings, net of taxes:
  Foreign currency translation adjustments                                    60           (15)            2           (23)
  Unrealized holding gains arising during the period, net of
    reclassification adjustments                                           6,458           885         2,417           747
                                                                      ----------      --------      --------      --------
  Other comprehensive earnings (loss)                                      6,518           870         2,419           724
                                                                      ----------      --------      --------      --------
Comprehensive earnings (note 13)                                      $    4,543           800         3,041           254
                                                                      ==========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                     Accumulated
                                                                                        other
                                                                                    comprehensive
                                                         Common stock    Additional   earnings,   Accumulated  Due to      Total
                                       Preferred -----------------------   paid-in     net of      (deficit)   related stockholder's
                                         stock   Class A Class B Class C   capital     taxes       earnings    parties    equity
                                       --------- ------- ------- ------- ---------- ------------- -----------  ------- -------------
                                                                             amounts in millions

Balance at January 1, 1997                 --      --      --      --    3,495           43           800        177      4,515
  Net loss                                 --      --      --      --       --           --          (470)        --       (470)
  Foreign currency translation
     adjustments                           --      --      --      --       --          (23)           --         --        (23)
  Unrealized gains on available-for-
     sale securities                       --      --      --      --       --          747            --         --        747
  Excess of consideration paid over
     carryover basis of net assets
     acquired from related party           --      --      --      --      (86)          --            --         --        (86)
  Gains in connection with
     issuances of stock of affiliates
     and subsidiaries (note 5)             --      --      --      --       85           --            --         --         85
  Excess of cash received over
     carryover basis of
     SUMMITrak Assets                      --      --      --      --       30           --            --         --         30
  Contribution to equity from
     related party for acquisitions        --      --      --      --       30           --            --         --         30
  Other transfers from (to) related
     parties, net                          --      --      --      --       56           --            --       (163)      (107)
                                         ----    ----    ----    ----     ----         ----          ----       ----       ----
Balance at December 31, 1997               --      --      --      --    3,610          767           330         14      4,721
  Net earnings                             --      --      --      --       --           --           622         --        622
  Foreign currency translation
     adjustments                           --      --      --      --       --            2            --         --          2
  Unrealized gains on available-for-
     sale securities                       --      --      --      --       --        2,417            --         --      2,417
  Payments for call agreements             --      --      --      --     (140)          --            --         --       (140)
  Gains in connection with issuances
     of stock of affiliates
     and subsidiaries (note 5)             --      --      --      --       70           --            --         --         70
  Transfers from related party
     due to acquisitions of minority
     interests (note 7)                    --      --      --      --      772           --            --         --        772
  Assignment of option from related
     party                                 --      --      --      --       16           --            --        (16)        --
  Transfer from related party for
     acquisition of cost investment        --      --      --      --      354           --            --         --        354
  Other transfers from related
     parties, net                          --      --      --      --       --           --            --        412        412
                                         ----    ----    ----    ----     ----         ----          ----       ----       ----


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                     Accumulated
                                                                                        other
                                                                                    comprehensive
                                                         Common stock    Additional   earnings,   Accumulated  Due to      Total
                                       Preferred -----------------------   paid-in     net of      (deficit)   related stockholder's
                                         stock   Class A Class B Class C   capital     taxes       earnings    parties    equity
                                       --------- ------- ------- ------- ---------- ------------- -----------  ------- -------------
                                                                             amounts in millions

Balance at December 31, 1998           $   --      --      --      --     4,682        3,186            952      410       9,230
  Net loss                                 --      --      --      --        --           --            (70)      --         (70)
  Foreign currency translation
     adjustments                           --      --      --      --        --          (15)            --       --         (15)
  Unrealized gains on available-for-
     sale securities                       --      --      --      --        --          885             --       --         885
  Other transfers from (to) related
     parties, net                          --      --      --      --       430           --             --   (1,011)       (581)
                                         ----    ----    ----    ----    ------        -----         ------   ------      ------
Balance on February 28, 1999             $ --      --      --      --     5,112        4,056            882     (601)      9,449
                                         ====    ====    ====    ====    ======        =====         ======   ======      ======
Balance at March 1, 1999                 $ --      --      --      --    33,468           --             --      197      33,665
  Net loss                                 --      --      --      --        --           --         (1,975)      --      (1,975)
  Foreign currency translation
     adjustments                           --      --      --      --        --           60             --       --          60
  Recognition of previously unrealized
     losses on available-for-sale
     securities, net                       --      --      --      --        --            7             --       --           7
  Unrealized gains on available-for-
     sale securities                       --      --      --      --        --        6,451             --       --       6,451
  Transfer from related party for
     redemption of debentures              --      --      --      --       354           --             --       --         354
  Gains in connection with issuances
     of stock of affiliates and
     subsidiaries (note 8)                 --      --      --      --       104           --             --       --         104
  Utilization of net operating
     losses of Liberty by AT&T (note 10)   --      --      --      --       (88)          --             --       --         (88)
  Other transfers to related
     parties, net                          --      --      --      --        --           --             --     (170)       (170)
                                         ----    ----    ----    ----    ------        -----         ------   ------      ------
Balance at December 31, 1999             $ --      --      --      --    33,838        6,518         (1,975)      27      38,408
                                         ====    ====    ====    ====    ======        =====         ======   ======      ======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  New Liberty                     Old Liberty
                                                                 ------------     ---------------------------------------------
                                                                  Ten months      Two months
                                                                    ended           ended                   Years ended
                                                                 December 31,     February 28,              December 31,
                                                                     1999            1999              1998             1997
                                                                 ------------     ------------     ------------      ----------
                                                                                        amounts in millions
                                                                                             (note 4)
Cash flows from operating activities:
  Net earnings (loss)                                             $   (1,975)             (70)             622             (470)
  Adjustments to reconcile net earnings (loss)
     to net cash provided (used) by
        operating activities:
     Depreciation and amortization                                       562               22              129              123
     Stock compensation                                                1,785              183              518              296
     Payments of stock compensation                                     (111)            (126)             (58)             (75)
     Share of losses of affiliates, net                                  904               66            1,002              785
     Deferred income tax (benefit) expense                            (1,025)             212              546               11
     Intergroup tax allocation                                           (75)              (1)             (89)            (189)
     Cash payment from AT&T pursuant to tax
       sharing agreement                                                   1               --               --               --
     Minority interests in (losses) earnings of
        subsidiaries                                                     (92)              (4)             (13)              10
     Gains on issuance of equity by affiliates and
        subsidiaries                                                      --             (372)            (105)              --
     Gains on disposition of assets, net                                  (4)             (14)          (2,449)            (406)
     Noncash interest                                                    153               --               --               --
     Other noncash charges                                                 3               18               --               32
     Changes in operating assets and liabilities,
        net of the effect
        of acquisitions and dispositions:
     Change in receivables                                                 7               33              (56)               6
     Change in prepaid expenses and committed
        program rights                                                  (119)             (23)             (65)              (1)
     Change in payables, accruals and
        customer prepayments                                             119              (31)              44               27
                                                                  ----------       ----------       ----------       ----------
          Net cash provided (used) by
            operating activities                                         133             (107)              26              149
                                                                  ----------       ----------       ----------       ----------
Cash flows from investing activities:
  Cash paid for acquisitions                                            (109)              --              (92)             (41)
  Capital expended for property and equipment                            (40)             (15)             (60)            (110)
  Cash balances of deconsolidated subsidiaries                            --              (53)              --              (39)
  Investments in and loans to affiliates and others                   (2,596)             (51)          (1,404)            (580)
  Purchases of marketable securities                                  (7,757)              (3)              --               --
  Sales and maturities of marketable securities                        5,725                9               --               --
  Return of capital from affiliates                                        7               --               12                5
  Collections on loans to affiliates and others                           --               --               --              133
  Cash proceeds from dispositions                                        130               43              423              268
  Other, net                                                             (18)              (9)              --               (6)
                                                                  ----------       ----------       ----------       ----------
          Net cash used by investing activities                       (4,658)             (79)          (1,121)            (370)
                                                                  ----------       ----------       ----------       ----------
Cash flows from financing activities:
  Borrowings of debt                                                   3,187              155            2,199              661
  Repayments of debt                                                  (2,211)            (145)            (609)            (341)
  Net proceeds from issuance of stock by
      subsidiaries                                                       123               --               --               --
  Payments for call agreements                                            --               --             (140)              --
  Cash transfers (to) from related parties                              (159)              31             (215)            (428)
  Repurchase of stock of subsidiary                                       --              (45)              --               --
  Other, net                                                             (20)              (7)             (12)              (5)
                                                                  ----------       ----------       ----------       ----------
    Net cash provided (used) by financing
       activities                                                        920              (11)           1,223             (113)
                                                                  ----------       ----------       ----------       ----------
       Net increase (decrease) in cash and cash
         equivalents                                                  (3,605)            (197)             128             (334)
       Cash and cash equivalents at beginning of year                  5,319              228              100              434
                                                                  ----------       ----------       ----------       ----------
       Cash and cash equivalents at end of year                   $    1,714               31              228              100
                                                                  ==========       ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective March 9, 1999, AT&T Corp. ("AT&T") indirectly owns 100% of the outstanding common stock of Liberty. Previously, Liberty was a wholly owned subsidiary of TCI.

         Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. Liberty also has significant interests in foreign affiliates which operate in cable television, programming and satellite distribution.

(2)      Merger with AT&T

         On March 9, 1999, AT&T acquired TCI in a merger transaction (the "AT&T Merger") whereby a wholly owned subsidiary of AT&T merged with and into TCI, and TCI thereby became a subsidiary of AT&T. As a result of the AT&T Merger, each series of TCI common stock was converted into a class of AT&T common stock subject to applicable exchange ratios. The AT&T Merger has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values therefore, creating a new cost basis. For financial reporting purposes the AT&T Merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999 the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty", and for periods subsequent to February 28, 1999 the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty". The "Company" and "Liberty" refers to both New Liberty and Old Liberty.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table represents the summary balance sheet of Old Liberty at February 28, 1999, prior to the AT&T Merger and the opening summary balance sheet of New Liberty subsequent to the AT&T Merger. Certain pre-merger transactions occurring between March 1, 1999, and March 9, 1999, that affected Old Liberty's equity, gains on issuance of equity by affiliates and subsidiaries and stock compensation have been reflected in the two-month period ended February 28, 1999.


                                                          Old Liberty        New Liberty
                                                          -----------        -----------
                                                               (amounts in millions)

  Assets:
  Cash and cash equivalents                               $       31             5,319
  Other current assets                                           410               434
  Investments in affiliates                                    3,971            17,116
  Investment in Time Warner                                    7,361             7,832
  Investment in Sprint                                         3,381             3,681
  Other investments                                            1,232             1,540
  Property and equipment, net                                    111               125
  Intangibles and other assets                                   389            11,159
                                                          ----------        ----------
                                                          $   16,886            47,206
                                                          ==========        ==========
  Liabilities and Equity:
  Current liabilities                                     $    1,051             1,675
  Long-term debt                                               2,087             1,845
  Deferred income taxes                                        4,147             9,963
  Other liabilities                                               90                19
                                                          ----------        ----------
        Total liabilities                                      7,375            13,502
                                                          ----------        ----------
Minority interests in equity of subsidiaries                      62                39
  Stockholder's equity                                         9,449            33,665
                                                          ----------        ----------
                                                          $   16,886            47,206
                                                          ==========        ==========

         The following table reflects the recapitalization resulting from the AT&T Merger (amounts in millions):

Stockholder's equity of Old Liberty                                    $  9,449
Purchase accounting adjustments                                          24,216
                                                                       --------

Initial stockholder's equity of New Liberty
   subsequent to the AT&T Merger                                       $ 33,665
                                                                       ========

         The following unaudited condensed results of operations for the years ended December 31, 1999 and 1998 were prepared assuming the AT&T Merger occurred on January 1, 1998. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the AT&T Merger had occurred on January 1, 1998.


                                       Years ended
                                       December 31,
                                  ----------------------
                                    1999          1998
                                  --------      --------
                                   (amounts in millions)
         Revenue                  $    964         1,359
         Net loss                 $ (2,201)         (306)

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)      Summary of Significant Accounting Policies


         Cash and Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.


         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1999 and 1998 was not material.


         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.


         Investments

         All marketable equity securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are carried at the lower of cost or net realizable value. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

         Subsequent to the AT&T Merger, changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in the Company's consolidated statements of stockholder's equity.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Property and Equipment

         Property and equipment, including significant improvements, is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.

         Excess Cost Over Acquired Net Assets

         Excess cost over acquired net assets consists of the difference between the cost of acquiring non-cable entities and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 20 years.

         Franchise Costs

         Franchise costs generally include the difference between the cost of acquiring cable companies and amounts allocated to their tangible assets. Such amounts are amortized on a straight-line basis over 40 years.

         Impairment of Long-lived Assets

         The Company periodically reviews the carrying amounts of property, plant and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

         Minority Interests

         Recognition of minority interests' share of losses of subsidiaries is generally limited to the amount of such minority interests' allocable portion of the common equity of those subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of subsidiaries have the right to cause the Company to repurchase such holders' common equity.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Preferred stock (and accumulated dividends thereon) of subsidiaries are included in minority interests in equity of subsidiaries. Dividend requirements on such preferred stocks are reflected as minority interests in earnings of subsidiaries in the accompanying consolidated statements of operations and comprehensive earnings.


         Foreign Currency Translation

         The functional currency of the Company is the United States ("U.S.") dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary and foreign equity method investee. In this regard, the functional currency of certain of the Company's foreign subsidiaries and foreign equity investees is the Argentine peso, the United Kingdom ("UK") pound sterling ("(pound)" or "pounds"), the French franc ("FF") and the Japanese yen ("(Y)"). Assets and liabilities of foreign subsidiaries and foreign equity investees are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations and the Company's share of the results of operations of its foreign equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholder's equity.

         Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings as unrealized (based on the applicable period end exchange rate) or realized upon settlement of the transactions.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 1999, as published in The Wall Street Journal.


         Derivative Instruments and Hedging Activities

         Liberty has entered into "cashless collar" transactions with respect to certain securities held by Liberty. The cashless collar provides Liberty with a put option that gives it the right to require its counterparty to buy designated shares at a designated price per share and simultaneously provides the counterparty a call option giving it the right to buy the same number of shares at a designated price per share.

         As Liberty's cashless collars are designated to specific shares of stock held by Liberty and the changes in the fair value of the cashless collars are correlated with changes in the fair value of the underlying securities, the cashless collars function as hedges. Accordingly, changes in the fair value of the cashless collars designated to specific shares which are accounted for as available-for-sale securities are reported as a component of comprehensive earnings (in unrealized gains) along with the changes in the fair value of the underlying securities.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("Statement 133"), which is effective for all fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under Statement 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposure of net investments in foreign operations. Although the Company's management has not completed its assessment of the impact of Statement 133 on its consolidated results of operations and financial position, management does not expect that the impact of Statement 133 will be significant, however, there can be no assurances that the impact will not be significant.

         Revenue Recognition

         Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. Advertising revenue is recognized, net of agency commissions, in the period during which underlying advertisements are broadcast. Cable revenue is recognized in the period that services are rendered. Cable installation revenue is recognized in the period the related services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement 123, Liberty continues to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25").

         Reclassifications

         Certain prior period amounts have been reclassified for comparability with the 1999 presentation.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $93 million, $32 million, $103 million and $41 million for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the years ended December 31, 1998 and 1997, respectively. Cash paid for income taxes during the ten months ended December 31, 1999 and the two months ended February 28, 1999 was not material. Cash paid for income taxes during the years ended December 31, 1998 and 1997 was $29 million and $35 million, respectively.


                                                 New Liberty                   Old Liberty
                                                 -----------     --------------------------------------------
                                                  Ten months      Two months
                                                    ended            ended                Years ended
                                                 December 31,    February 28,             December 31,
                                                 ------------    ------------     ----------       ----------
                                                    1999             1999            1998             1997
                                                 ------------    ------------     ----------       ----------
                                                                      amounts in millions
Cash paid for acquisitions:
  Fair value of assets acquired                  $      122               --             162              260
  Net liabilities assumed                               (13)              --            (107)             (72)
  Debt issued to related parties
     and others                                          --               --              --             (128)
  Deferred tax asset recorded in
     acquisition                                         --               --              --               14
  Minority interest in equity of
     acquired subsidiaries                               --               --              39             (119)
  Excess consideration paid over
     carryover basis of net
     assets acquired from related
     party                                               --               --              --               86
  Gain in connection with the
     issuance of stock by
     subsidiary                                          --               --              (2)              --
                                                 ----------       ----------      ----------       ----------
     Cash paid for acquisitions                  $      109               --              92               41
                                                 ==========       ==========      ==========       ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Significant noncash investing and financing activities are as follows:


                                             New Liberty                    Old Liberty
                                             -----------     --------------------------------------------
                                             Ten months      Two months
                                               ended            ended                Years ended
                                             December 31,    February 28,            December 31,
                                                1999             1999            1998            1997
                                             ------------    ------------     ----------       ----------
                                                                 amounts in millions
Exchange of subsidiaries for
  limited partnership
  interest                                    $      135              --              --               --
                                              ==========      ==========      ==========       ==========
Noncash acquisitions of
  minority interests in
  equity of subsidiaries
  (note 7):
     Fair value of assets                     $       --              --            (741)             (29)
     Deferred tax liability
       recorded                                       --              --             154               --
     Minority interests in
       equity of subsidiaries                         --              --            (185)              (1)
       Contribution to equity from
          related party for
          acquisitions                                --              --             772               30
                                              ----------      ----------      ----------       ----------
                                              $       --              --              --               --
                                              ==========      ==========      ==========       ==========
Common stock received in
  exchange for option
  (note 6)                                    $       --              --              --              306
                                              ==========      ==========      ==========       ==========
Preferred stock received in
  exchange for common
  stock and note
  receivable (note 6)                         $       --              --              --              371
                                              ==========      ==========      ==========       ==========


         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):


         Cash and cash equivalents prior to the AT&T Merger                                    $       31
             Cash contribution in connection with the AT&T Merger                                   5,464
             Cash  paid to TCI for certain warrants to purchase shares of
               General Instruments Corporation ("General Instrument")                                (176)
                                                                                               ----------

         Cash and cash equivalents subsequent to the AT&T Merger                               $    5,319
                                                                                               ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Liberty ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting, effective March 1, 1999 (see note 7). Liberty ceased to include Flextech p.l.c. ("Flextech") and Cablevision S.A. ("Cablevision") in its consolidated financial results and began to account for Flextech and Cablevision using the equity method of accounting, effective January 1, 1997 and October 1, 1997, respectively. The effects of changing the method of accounting for Liberty's ownership interests in these investments from the consolidation method to the equity method are summarized below:


                                             New Liberty                    Old Liberty
                                             -----------     --------------------------------------------
                                             Ten months      Two months
                                               ended            ended                Years ended
                                             December 31,    February 28,            December 31,
                                                1999             1999            1998            1997
                                             ------------    ------------     ----------       ----------
                                                                 amounts in millions
Assets (other than cash and cash
    equivalents) reclassified to
    investments in affiliates                 $       --            (200)              --            (596)
Liabilities reclassified to
    investments in affiliates                         --             190               --             484
Minority interests in equity of
    subsidiaries reclassified to
    investments in affiliates                         --              63               --             151
                                              ----------      ----------       ----------      ----------

Decrease in cash and cash
    equivalents                               $       --              53               --              39
                                              ==========      ==========       ==========      ==========



                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)      Investments in Affiliates Accounted for under the Equity Method

         Liberty has various investments accounted for under the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 1999 and the carrying amount at December 31, 1998:


                                                        New Liberty             Old Liberty
                                                ---------------------------  -----------------
                                                      December 31, 1999      December 31, 1998
                                                ---------------------------  -----------------
                                                Percentage
                                                 Ownership  Carrying Amount  Carrying Amount
                                                ----------  ---------------  -----------------
                                                           amounts in millions
USA Networks, Inc. ("USAI") and
    related investments                             21%      $    2,699               1,042
Telewest Communications plc
    ("Telewest")                                    22%           1,996                 515
Discovery Communications, Inc.
    ("Discovery")                                   49%           3,441                  49
TV Guide                                            44%           1,732                  --
QVC Inc. ("QVC")                                    43%           2,515                 197
Flextech                                            37%             727                 320
UnitedGlobalCom, Inc.
    ("UnitedGlobalCom")                             10%             505                  --
Jupiter Telecommunications Co., Ltd.
    ("Jupiter")                                     40%             399                 143
Various foreign equity investments
    (other than Telewest, Flextech and
    Jupiter)
                                                 various            1,064                 518
Other                                            various              844                 295
                                                               ----------          ----------
                                                               $   15,922               3,079
                                                               ==========          ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table reflects Liberty's share of earnings (losses) of affiliates:


                                             New Liberty                    Old Liberty
                                             -----------     --------------------------------------------
                                             Ten months      Two months
                                               ended            ended                Years ended
                                             December 31,    February 28,            December 31,
                                                1999             1999            1998            1997
                                             ------------    ------------     ----------       ----------
                                                                 amounts in millions

USAI and related investments                 $       (20)              10             30                5
                                                    (222)             (38)          (134)            (145)
Telewest                                            (269)              (8)           (39)             (29)
Discovery                                            (46)              --             --               --
TV Guide                                             (11)              13             64               30
QVC                                                  (41)              (5)           (21)             (16)
Flextech
Fox/Liberty Networks LLC                             (48)              (1)           (83)              --
    ("Fox/Liberty Networks")                          23               --             --               --
UnitedGlobalCom                                      (54)              (7)           (26)             (23)
Jupiter                                             (113)             (15)           (99)             (80)
Other foreign investments
Sprint Spectrum Holding Company,
    L.P., MinorCo, L.P. and
    PhillieCo Partnership I, L.P.
    (the "PCS Ventures") (note 6)                    --               --           (629)            (493)
                                                   (103)             (15)           (65)             (34)
                                             ----------       ----------       --------       ----------
Other                                        $     (904)             (66)        (1,002)            (785)
                                             ==========       ==========       ========       ==========



         Summarized unaudited combined financial information for affiliates is as follows:


                                                                   December 31,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------        ----------
                                                              amounts in millions
Combined Financial Position
     Investments                                          $    1,415             2,003
     Property and equipment, net                               8,885             8,147
     Other intangibles, net                                   19,778            14,395
     Other assets, net                                         9,207             7,553
                                                          ----------        ----------
         Total assets                                     $   39,285            32,098
                                                          ==========        ==========

     Debt                                                 $   17,210            15,264
     Other liabilities                                        12,645            11,620
     Owners' equity                                            9,430             5,214
                                                          ----------        ----------
         Total liabilities and equity                     $   39,285            32,098
                                                          ==========        ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                             New Liberty                    Old Liberty
                                             ------------    --------------------------------------------
                                              Ten months      Two months
                                                ended           ended                  Years ended
                                             December 31,    February 28,              December 31,
                                                 1999            1999             1998              1997
                                             ------------    ------------       ----------       ----------
                                                                 amounts in millions
Combined Operations
  Revenue                                     $   10,492            2,341           14,062            6,613
  Operating expenses                              (9,066)          (1,894)         (13,092)          (7,163)
  Depreciation and amortization                   (1,461)            (353)          (2,629)            (997)
                                              ----------       ----------       ----------       ----------

      Operating income (loss)                        (35)              94           (1,659)          (1,547)

  Interest expense                                  (886)            (281)          (1,728)            (540)
  Other, net                                        (151)            (127)            (166)            (469)
                                              ----------       ----------       ----------       ----------
      Net loss                                $   (1,072)            (314)          (3,553)          (2,556)
                                              ==========       ==========       ==========       ==========

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At December 31, 1999, Liberty directly and indirectly held 66.5 million shares of USAI's common stock (as adjusted for a subsequent two-for-one stock split). Liberty also held shares directly in certain subsidiaries of USAI which are exchangeable into
         79.0 million shares of USAI common stock (as adjusted for the two-for-one stock split). Liberty's direct ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of these shares can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock was completed at December 31, 1999, Liberty would own
         145.5 million shares (as adjusted for the two-for-one stock split) or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock had a closing market value of $27.63 per share (as adjusted for the two-for-one stock split) on December 31, 1999. Liberty accounts for its investments in USAI and related subsidiaries on a combined basis under the equity method.

         In February 1998, USAI paid cash and issued shares and one of its subsidiaries issued shares in connection with the acquisition of certain assets from Universal Studios, Inc. (the "Universal Transaction"). Liberty recorded an increase to its investment in USAI of $54 million and an increase to additional paid-in-capital of $33 million (after deducting deferred income taxes of $21 million) as a result of this share issuance.

         USAI issued shares in June 1998 to acquire the remaining stock of Ticketmaster Group, Inc. which it did not previously own (the "Ticketmaster Transaction"). Liberty recorded an increase to its investment in USAI of $52 million and an increase to additional paid-in-capital of $31 million (after deducting deferred income taxes of $21 million) as a result of this share issuance. No gain was recognized in the consolidated statement of operations and comprehensive earnings for either the Universal Transaction or the Ticketmaster Transaction due primarily to Liberty's intention to purchase additional equity interests in USAI.
                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In connection with the Universal Transaction, Liberty was granted an antidilutive right with respect to any future issuance of USAI's common stock, subject to certain limitations, that enables it to maintain its percentage ownership interests in USAI.

         Telewest currently operates and constructs cable television and telephone systems in the UK. At December 31, 1999 Liberty indirectly owned 506 million of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was $5.34 per share at December 31, 1999.

         Effective September 1, 1998, Telewest and General Cable PLC ("General Cable") consummated a merger (the "General Cable Merger") in which holders of General Cable received New Telewest shares and cash. Based upon Telewest's closing price of $1.51 per share on April 14, 1998, the General Cable Merger was valued at approximately $1.1 billion. The cash portion of the General Cable Merger was financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of $1.57 per share (the "Telewest Offer"). Liberty subscribed to 85 million Telewest ordinary shares at an aggregate cost of $133 million in connection with the Telewest Offer. In connection with the General Cable Merger, Liberty converted its entire holdings of Telewest convertible preference shares (133 million shares) into Telewest ordinary shares. As a result of the General Cable Merger, Liberty's ownership interest in Telewest decreased to 22%. In connection with the increase in Telewest's equity, net of the dilution of Liberty's interest in Telewest, that resulted from the General Cable Merger, Liberty recorded a non-cash gain of $60 million (before deducting deferred income taxes of $21 million) during 1998.

         The Class A common stock of TV Guide is publicly traded. At December 31, 1999, Liberty held 58 million shares of TV Guide Class A common stock (as adjusted for a two-for-one stock split) and 75 million shares of TV Guide Class B common stock (as adjusted for a two-for-one stock split). See note 7. The TV Guide Class B common stock is convertible, one-for-one, into TV Guide Class A common stock. The closing price for TV Guide Class A common stock was $43.00 per share on December 31, 1999.

         Flextech develops and sells a variety of television programming in the UK. At December 31, 1999, Liberty indirectly owned 58 million Flextech ordinary shares. The reported closing price on the London Stock Exchange of the Flextech ordinary shares was $18.58 per share at December 31, 1999.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of Liberty's economic ownership interest in Flextech from 46.2% to 36.8%. Liberty continues to maintain a voting interest in Flextech of approximately 50%. As a result of such dilution, Liberty recorded a $152 million increase to the carrying amount of Liberty's investment in Flextech, a $53 million increase to deferred income tax liability, a $66 million increase to additional paid-in-capital and a $33 million increase to minority interests in equity of subsidiaries. No gain was recognized in the consolidated statement of operations and comprehensive earnings due primarily to certain contingent obligations of Liberty with respect to one of the BBC Joint Ventures (see note 14).

         Liberty and The News Corporation Limited ("News Corp.") each previously owned 50% of Fox/Liberty Networks which operates national and regional sports networks. Prior to the first quarter of 1998, Liberty had no obligation, nor intention, to fund Fox/Liberty Networks. During 1998, Liberty made the determination to provide funding to Fox/Liberty Networks based on specific transactions consummated by Fox/Liberty Networks. Consequently, Liberty's share of losses of Fox/Liberty Networks for the year ended December 31, 1998 included previously unrecognized losses of Fox/Liberty Networks of approximately $64 million. Losses for Fox/Liberty Networks were not recognized in prior periods due to the fact that Liberty's investment in Fox/Liberty Networks was less than zero. During 1999, News Corp. acquired Liberty's 50% interest in Fox/Liberty Networks (see note 6).

         On September 30, 1999, Liberty purchased 9.9 million class B shares of UnitedGlobalCom for approximately $493 million in cash. UnitedGlobalCom is the largest global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At December 31, 1999, Liberty owned an approximate 10% economic ownership interest representing an approximate 36% voting interest in UnitedGlobalCom. The closing price for UnitedGlobalCom Class A common stock was $70.63 per share on December 31, 1999. The UnitedGlobalCom Class B common stock is convertible, on a one-for-one basis, into UnitedGlobalCom Class A common stock.

         On October 9, 1997, Liberty sold a portion of its 51% interest in Cablevision to unaffiliated third parties. In connection with such sale and certain related transactions, Liberty recognized a gain of $49 million. Liberty's equity interest in Cablevision was 28% at December 31, 1999.

         The $13 billion aggregate excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is being amortized over estimated useful life of 20 years.

         Certain of Liberty's affiliates are general partnerships and, as such, are liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:


                                                                    New Liberty      Old Liberty
                                                                    -----------      -----------
                                                                             December 31,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    ----------        ----------
                                                                          amounts in millions
Sprint Corporation ("Sprint") (a)                                   $   10,186             2,446
Time Warner, Inc. ("Time Warner") (b)                                    8,202             7,083
News Corp. (c)                                                           2,403                --
General Instrument (d)                                                   3,430               396
Other available-for-sale securities                                      3,765               315
Other investments, at cost, and related
  receivables (e)                                                          985               458
                                                                    ----------        ----------
                                                                        28,971            10,698
    Less short-term investments                                            378               159
                                                                    ----------        ----------
                                                                    $   28,593            10,539
                                                                    ==========        ==========


                  (a) Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned securities (the "Sprint Securities") of Sprint to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, would require the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Series 1 PCS Stock of Sprint on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty.

                  The Final Judgment requires that the Trustee vote the Sprint Securities beneficially owned by Liberty in the same proportion as other holders of Sprint's PCS Stock so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition of Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ.

                  The PCS Ventures included Sprint Spectrum Holding Company, L.
                  P. and MinorCo, L.P. (collectively, "Sprint PCS") and PhillieCo Partnership I, L.P. ( "PhillieCo"). The partners of each of the Sprint PCS partnerships were subsidiaries of Sprint, Comcast Corporation ( "Comcast"), Cox Communications, Inc. ( "Cox") and Liberty. The partners of PhillieCo were subsidiaries of Sprint, Cox and Liberty. Liberty had a 30% partnership interest in each of the Sprint PCS partnerships and a 35% partnership interest in PhillieCo.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On November 23, 1998, Liberty, Comcast, and Cox exchanged their respective interests in Sprint PCS and PhillieCo (the "PCS Exchange") for shares of Sprint PCS Group Stock, which tracks the performance of Sprint's then newly created PCS Group (consisting initially of the PCS Ventures and certain PCS licenses which were separately owned by Sprint). The Sprint PCS Group Stock collectively represents an approximate 17% voting interest in Sprint. As a result of the PCS Exchange, Liberty, through the trust established pursuant to the Final Judgment, holds the Sprint Securities which consists of shares of Sprint PCS Group Stock, as well as certain additional securities of Sprint exercisable for or convertible into such securities, representing approximately 24% of the equity value of Sprint attributable to its PCS Group and less than 1% of the voting interest in Sprint. Through November 23, 1998, Liberty accounted for its interest in the PCS Ventures using the equity method of accounting; however, as a result of the PCS Exchange, Liberty's less than 1% voting interest in Sprint and the Final Judgment, Liberty no longer exercises significant influence with respect to its investment in the PCS Ventures. Accordingly, Liberty accounts for its investment in the Sprint PCS Group Stock as an available-for-sale security.

         As a result of the PCS Exchange, Liberty recorded a non-cash gain of $1.9 billion (before deducting deferred income taxes of $647 million) during the fourth quarter of 1998 based on the difference between the carrying amount of Liberty's interest in the PCS Ventures and the fair value of the Sprint Securities received.

         In September 1999, a trust for Liberty's benefit entered into a four and one-half year "cashless collar" with a financial institution with respect to 35 million shares of Sprint PCS Group Stock (as adjusted for a two-for-one stock split), secured by 35 million shares of such stock (as adjusted for a two-for-one stock split). The collar provides the trust with a put option that gives it the right to require its counterparty to buy 35 million shares of Sprint PCS Group Stock from the trust in five tranches in approximately four and one-half years for a weighted average price of $27.62 per share (as adjusted for a two-for-one stock split). Liberty simultaneously sold a call option giving the counterparty the right to buy the same shares of stock from the trust in five tranches in approximately four and one-half years for a weighted average price of $57.42 per share (as adjusted for a two-for-one stock split).

         Additionally, on December 15, 1999, the trust entered into a "cashless collar" with a financial institution with respect to 18 million shares of Sprint PCS Group Stock (as adjusted for a two-for-one stock split). The collar consists of a put option that gives the trust the right to require its counterparty to buy 18 million shares of Sprint PCS Group Stock (as adjusted for a two-for-one stock split) from the trust in three tranches in approximately two years for $50.00 per share (as adjusted for a two-for-one stock split). The counterparty has a call option giving the counterparty the right to buy the same shares from the trust in three tranches in approximately two years for $65.23 per share (as adjusted for a two-for-one stock split). The put and the call options of each of these collars were equally priced, resulting in no cash cost to the trust or Liberty.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         (b) Liberty holds shares of a series of Time Warner's series common stock with limited voting rights (the "TW Exchange Stock") that are convertible into an aggregate of 114 million shares of Time Warner common stock. Liberty accounts for its investment in Time Warner as an available-for-sale security.

                  On June 24, 1997, Liberty granted Time Warner an option to acquire the business of Southern Satellite Systems, Inc. (the "Southern Business") from Liberty. Liberty received 6.4 million shares of TW Exchange Stock valued at $306 million in consideration for the grant. Pursuant to the option, Time Warner acquired the Southern Business, effective January 1, 1998, for $213 million in cash. Liberty recognized a $515 million pre-tax gain in connection with such transaction in the first quarter of 1998.

                  In March 1999, Liberty entered into a seven-year "cashless collar" with a financial institution with respect to 15 million shares of Time Warner common stock, secured by 15 million shares of its TW Exchange Stock. This cashless collar provides Liberty with a put option that gives it the right to require its counterparty to buy 15 million Time Warner shares from Liberty in approximately seven years for $67.45 per share. Liberty simultaneously sold a call option giving the counterparty the right to buy the same number of Time Warner shares from Liberty in approximately seven years for $158.33 per share. The put and the call options were equally priced, resulting in no cash cost to Liberty.


         (c) On July 15, 1999, News Corp. acquired Liberty's 50% interest in Fox/Liberty Networks in exchange for 51.8 million News Corp. American Depository Receipts ( "ADRs") representing preferred limited voting ordinary shares of News Corp. Of the
                  51.8 million ADRs received, 3.6 million were placed in an escrow (the "Escrow Shares") pending an independent third party valuation, as of the third anniversary of the transaction. The remainder of the 51.8 million ADRs received (the "Restricted Shares") are subject to a two-year lockup which restricts any transfer of the securities for a period of two years from the date of the transaction. Liberty recorded the ADRs at fair value of $1,403 million, which included a discount from market value for the Restricted Shares due to the two-year restriction on transfer, resulting in a $13 million gain on the transaction. In a related transaction, Liberty acquired from News Corp. 28.1 million additional ADRs representing preferred limited voting ordinary shares of News Corp. for approximately $695 million. Liberty accounts for its investment in News Corp. as an available-for-sale security, with the exception of the Restricted Shares and the Escrow Shares.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (d) On July 17, 1998, TCI acquired 21.4 million shares of restricted stock of General Instrument in exchange for (i) certain of the assets of the National Digital Television Center, Inc.'s ("NDTC") set-top authorization business, (ii) the license of certain related software to General Instrument,
                  (iii) a $50 million promissory note from TCI to General Instrument and (iv) a nine year revenue guarantee from TCI in favor of General Instrument. In connection therewith, NDTC also entered into a service agreement pursuant to which it will provide certain postcontract services to General Instrument's set-top authorization business. Such shares of General Instrument stock and the promissory note were contributed to Liberty. The 21.4 million shares of General Instrument common stock were, in addition to other transfer restrictions, originally restricted as to their sale by Liberty for a three year period. Liberty recorded its investment in such shares at fair value which included a discount attributable to the above-described liquidity restriction. The $396 million fair value of General Instrument common stock received net of the $42 million present value of the promissory note due from Liberty to General Instrument, has been reflected as an increase in additional paid-in capital.

                  On January 5, 2000, Motorola, Inc. completed the acquisition of General Instrument through a merger of General Instrument with a wholly owned subsidiary of Motorola. In the merger, each outstanding share of General Instrument common stock was converted into the right to receive 0.575 shares of Motorola common stock. In connection with the merger Liberty received 18 million shares and warrants to purchase 12 million shares of Motorola common stock in exchange for its holdings in General Instrument. Subsequent to the merger, the Motorola securities are no longer subject to the three year restriction and accordingly, Liberty accounted for its investment in General Instrument as an available-for-sale security at December 31, 1999. Liberty has agreed not to transfer or encumber the Motorola securities for a specified period which is less than one year.

                  Liberty's ability to exercise warrants to purchase 6.1 million shares of Motorola common stock are subject to AT&T satisfying the terms of a purchase commitment in 2000. AT&T has agreed to pay Liberty $14.35 for each warrant that does not vest as a result of the purchase commitment not being met.

         (e) On August 1, 1997, Liberty IFE, Inc., a wholly-owned subsidiary of Liberty, which held non-voting Class C common stock of International Family Entertainment, Inc. ("IFE") ("Class C Stock") and $23 million of IFE 6% convertible secured notes due 2004, convertible into Class C Stock ("Convertible Notes"), contributed its Class C Stock and Convertible Notes to Fox Kids Worldwide, Inc. ("FKW") in exchange for a new series of 30 year non-convertible 9% preferred stock of FKW with a stated value of $345 million. As a result of the exchange, Liberty recognized a pre-tax gain of approximately $304 million during the third quarter of 1997.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Investments in available-for-sale securities are summarized as follows:


                                                          New Liberty       Old Liberty
                                                          -----------       -----------
                                                                  December 31,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------        ----------
                                                               amounts in millions
Equity securities:
   Fair value                                             $   24,464             9,721
   Gross unrealized holding gains                             11,453             3,998
   Gross unrealized holding losses                              (646)               --
Debt securities:
   Fair value                                             $    1,995                --
   Gross unrealized holding losses                               (22)               --


         Management of Liberty estimates the market value, calculated using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty's investments in available-for-sale securities and others aggregated $29.2 billion and $11.2 billion at December 31, 1999 and December 31, 1998, respectively. No independent appraisals were conducted for those assets.

(7)      Acquisitions and Dispositions

         During July 1997, the 10% minority interest in Encore Media Corporation ("EMC") was purchased by TCI for approximately 2.4 million shares of Liberty Media Group Series A Stock. Such 10% interest in EMC was simultaneously contributed to Liberty and was accounted for as an acquisition of a minority interest and resulted in an increase of $30 million in additional paid-in-capital.

         On January 12, 1998, TCI acquired from a minority shareholder of TV Guide, formerly named United Video Satellite Group, Inc. ("UVSG"), 49.6 million shares of UVSG Class A common stock (as adjusted for a two-for-one stock split) in exchange for shares of TCI stock. The aggregate value assigned to the shares issued by TCI was based upon the market value of such shares at the time the transaction was announced. Such transaction was accounted for as an acquisition of minority interest. Simultaneously, TCI contributed such UVSG shares of common stock to Liberty. As a result of such transaction, Liberty increased its ownership in the equity of UVSG to approximately 73% and the voting power increased to 93%. The purchase price of $346 million in TCI stock was recorded as an increase in additional paid-in-capital by Liberty.

         Effective February 1, 1998, Turner-Vision, Inc. ("Turner Vision") contributed the assets, obligations and operations of its retail C-band satellite business to Superstar/Netlink Group LLC ("SNG") in exchange for an approximate 20% interest in SNG. As a result of such transaction, Liberty's ownership interest in SNG decreased to approximately 80%. In connection with the increase in SNG's equity, net of the dilution of Liberty's ownership interest in SNG, that resulted from such transaction, Liberty recognized a gain of $38 million (before deducting deferred income taxes of $15 million). Turner Vision's contribution to SNG was accounted for as a purchase and the $61 million excess of the purchase price over the fair value of the net assets acquired was recorded as excess cost and is being amortized over five years.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On August 24, 1998, Liberty purchased 100% of the issued and outstanding common stock of Pramer S.A. ("Pramer"), an Argentine programming company, for a total purchase price of $97 million, which was satisfied by $32 million in cash and the issuance of notes payable in the amount of $65 million. Such transaction was accounted for under the purchase method. Accordingly, the results of operations of Pramer have been consolidated with those of Liberty since August 24, 1998. The $101 million excess cost over acquired net assets is being amortized over ten years.

         On November 19, 1998, TCI exchanged, in a merger transaction, 10.1 million shares of TCI common stock for shares of Tele-Communications International, Inc. ("TINTA") common stock not beneficially owned by TCI. Such transaction was accounted for by Liberty as an acquisition of minority interest in equity of subsidiaries. The aggregate value assigned to the shares issued by TCI was based upon the market value of the common stock at the time the merger was announced. In connection with the contribution to Liberty of the TINTA shares in such merger transaction, Liberty recorded the total purchase price of $426 million as an increase to additional paid-in-capital.

         On March 1, 1999, UVSG and News Corp. completed a transaction whereby UVSG acquired News Corp.'s TV Guide properties, creating a broader platform for offering television guide services to consumers and advertisers, and UVSG was renamed TV Guide. News Corp. received total consideration of $1.9 billion including $800 million in cash, 22.5 million shares of UVSG's Class A common stock and 37.5 million shares of UVSG's Class B common stock valued at an average of $18.65 per share. In addition, News Corp. purchased approximately 6.5 million additional shares of UVSG Class A common stock for $129 million in order to equalize its ownership with that of Liberty. As a result of these transactions, and another transaction completed on the same date, News Corp, Liberty and TV Guide's public stockholders own on an economic basis approximately 44%, 44% and 12%, respectively, of TV Guide. Following such transactions, News Corp. and Liberty each have approximately 49% of the voting power of TV Guide's outstanding stock. In connection with the increase in TV Guide's equity, net of dilution of Liberty's ownership interest in TV Guide, Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million). Upon consummation, Liberty began accounting for its interest in TV Guide under the equity method of accounting.

(8)      Liberty Digital, Inc.

         Effective July 11, 1997, a wholly-owned subsidiary of Liberty Digital (then named TCI Music) was merged with and into DMX, Inc. with DMX as the surviving corporation (the "DMX Merger"). As a result of the DMX Merger, stockholders of DMX became stockholders of TCI Music.

         In connection with the DMX Merger, TCI granted to each stockholder who became a stockholder of TCI Music pursuant to the DMX Merger, one right (a "Right") with respect to each whole share of TCI Music Series A common stock acquired by such stockholder in the DMX Merger pursuant to the terms of a Rights Agreement among TCI, TCI Music and the rights agent (the "Rights Agreement").


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Each Right entitled the holder to require TCI to purchase from such holder one share of TCI Music Series A common stock for $8.00 per share, subject to reduction by the aggregate amount per share of any dividend and certain other distributions, if any, made by TCI Music to its stockholders, and, payable at the election of TCI, in cash, a number of shares of TCI Group Series A stock, having an equivalent value or a combination thereof, if during the one-year period beginning on the effective date of the DMX Merger, the price of TCI Music Series A common stock did not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days.

         Effective with the DMX Merger, TCI beneficially owned approximately 45.7% of the outstanding shares of TCI Music Series A common stock and 100% of the outstanding shares of TCI Music Series B common stock, which represented 89.6% of the equity and 98.7% of the voting power of TCI Music. Simultaneously with the DMX Merger, Liberty acquired the TCI-owned TCI Music common stock by agreeing to reimburse TCI for any amounts required to be paid by TCI pursuant to TCI's contingent obligation under the Rights Agreement to purchase up to 15 million shares (7 million of which were owned by Liberty) of TCI Music Series A common stock and issuing an $80 million promissory note (the "Music Note") to TCI. Liberty recorded its contingent obligation to purchase such shares under the Rights Agreement as a component of minority interest in equity of subsidiaries in the accompanying consolidated financial statements. TCI Music was included in the consolidated financial results of Liberty as of the date of the DMX Merger. Due to the related party nature of the transaction, the $86 million excess of the consideration paid over the carryover basis of the TCI Music common stock acquired by Liberty from TCI was reflected as a decrease in additional paid-in-capital. The Music Note was repaid during 1999.

         Prior to the July 1998 expiration of the Rights, Liberty was notified of the tender of 4.9 million shares of TCI Music Series A common stock and associated Rights. On August 27, 1998, Liberty paid $39 million to satisfy TCI's obligation under the Rights Agreement. Such transaction was recorded as an acquisition of minority interest in equity of subsidiaries.

         On September 9, 1999, Liberty and TCI Music completed a transaction (the "Liberty Digital Transaction") pursuant to which Liberty contributed to TCI Music substantially all of its directly held internet content and interactive television assets, its rights to provide interactive video services on AT&T's cable television systems and a combination of cash and notes receivable equal to $150 million. In exchange, TCI Music issued common stock and convertible preferred stock to Liberty and was renamed Liberty Digital, Inc.

         During 1999, Liberty Digital issued approximately 4.8 million shares of common stock in connection with the conversion of its preferred stock and approximately 2.8 million shares of common stock in connection with the exercise of certain employee stock options. In connection with the increase in Liberty Digital's equity, net of the dilution of Liberty's interest in Liberty Digital, that resulted from such stock issuances, Liberty recorded a $102 million increase to additional paid-in-capital.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Long-Term Debt

         Debt is summarized as follows:



                                                                     Weighted
                                                                      average
                                                                     interest              December 31,
                                                                       rate         --------------------------
                                                                       1999            1999            1998
                                                                     --------       -----------    -----------
                                                                                       amounts in millions
         Parent company debt:
             Bank credit facilities                                    5.7%         $       390            116
             Senior notes (a)                                          7.875%               741             --
             Senior debentures (a)                                     8.5%                 494             --
             Senior exchangeable debentures (b)                        4.0%               1,022             --
                                                                                    -----------    -----------
                                                                                          2,647            116
         Debt of subsidiaries:
             Bank credit facilities                                    6.2%                 573          1,513
             Convertible subordinated debentures (note 11)
                                                                        --                   --            345
             Other debt, at varying rates                                                    57            122
                                                                                    -----------    -----------
                                                                                            630          1,980
                                                                                    -----------    -----------
             Total debt                                                                   3,277          2,096
         Less current maturities                                                            554            184
                                                                                    -----------    -----------
             Total long-term debt                                                   $     2,723          1,912
                                                                                    ===========    ===========

         (a) On July 7, 1999, Liberty received net cash proceeds of approximately $741 million and $494 million from the issuance of 7-7/8% Senior Notes due 2009 (the "Senior Notes") and 8-1/2% Senior Debentures due 2029 (the "Senior Debentures"), respectively. The Senior Notes, which are stated net of unamortized discount of $9 million, have an aggregate principal amount of $750 million and the Senior Debentures, which are stated net of unamortized discount of $6 million, have an aggregate principal amount of $500 million. Interest on the Senior Notes and the Senior Debentures is payable on January 15 and July 15 of each year. The proceeds were used to repay outstanding borrowings under certain of Liberty's credit facilities, which were subsequently canceled.

         (b) On November 16, 1999, Liberty received net cash proceeds of $854 million from the issuance of 4% Senior Exchangeable Debentures due 2030. The exchangeable debentures have an aggregate principal amount of $869 million. Each debenture has a $1,000 face amount and is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group Stock (as adjusted for a two-for-one stock split). This amount will be paid only in cash until the later of December 31, 2001 and the date the direct and indirect ownership level of Sprint PCS Group Stock owned by Liberty falls below a designated level, after which at Liberty's election, Liberty may pay the amount in cash, Sprint PCS Group Stock or a combination thereof. Interest on these exchangeable debentures is payable on May 15 and November 15 of each year. The carrying amount of the exchangeable debentures in excess of the principal amount (the "Contingent Portion) is based on the fair value of the underlying Sprint PCS Group Stock. The increase or decrease in the Contingent Portion is recorded as an increase or decrease to interest expense in the consolidated statement of operations and comprehensive earnings.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1999, Liberty had approximately $160 million in unused lines of credit under its bank credit facilities. The bank credit facilities of Liberty generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Liberty was in compliance with its debt covenants at December 31, 1999. Additionally, Liberty pays fees ranging from .15% to .375% per annum on the average unborrowed portions of the total amounts available for borrowings under bank credit facilities.

         The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years are as follows: 2000: $554 million; 2001: $72 million; 2002: $80 million; 2003: $99 million and 2004: $145 million.

         Based on quoted market prices, the fair value of Liberty's debt at December 31, 1999 is as follows (amounts in millions):

                 Senior Notes                                   $      742
                 Senior Debentures                                     506
                 4% Senior Exchangeable Debentures                   1,088

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at December 31, 1999.

(10)     Income Taxes

         Subsequent to the AT&T Merger, Liberty is included in the consolidated federal income tax return of AT&T and party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). Liberty calculates its respective tax liability on a separate return basis. The income tax provision for Liberty is calculated based on the increase or decrease in the tax liability of the AT&T consolidated group resulting from the inclusion of those items in the consolidated tax return of AT&T which are attributable to Liberty.

         Under the AT&T Tax Sharing Agreement, Liberty will receive a cash payment from AT&T in periods when it generates taxable losses and such taxable losses are utilized by AT&T to reduce the consolidated income tax liability. This utilization of taxable losses will be accounted for by Liberty as a current federal intercompany income tax benefit. To the extent such losses are not utilized by AT&T, such amounts will be available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and will be accounted for as a deferred federal income tax benefit.

         In periods when Liberty generates federal taxable income, AT&T has agreed to satisfy such tax liability on Liberty's behalf up to a certain amount. The reduction of such computed tax liabilities will be accounted for by Liberty as an addition to additional paid-in-capital. The total amount of future federal tax liabilities of Liberty which AT&T will satisfy under the AT&T Tax Sharing Agreement is approximately $512 million, which represents the tax effect of the net operating loss carryforward reflected in TCI's final federal income tax return, subject to IRS adjustments. Thereafter, Liberty is required to make cash payments to AT&T for federal tax liabilities of Liberty.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         To the extent AT&T utilizes existing net operating losses of Liberty, such amounts will be accounted for by Liberty as a reduction of additional paid-in-capital. During the ten month period ending December 31, 1999, AT&T utilized net operating losses of Liberty with a tax effected carrying value of $88 million.

         Liberty will generally make cash payments to AT&T related to states where it generates taxable income and receive cash payments from AT&T in states where it generates taxable losses.

         Prior to the AT&T Merger, Liberty was included in TCI's consolidated tax return and was a party to the TCI tax sharing agreements.

         Liberty's obligation under the 1995 TCI Tax Sharing Agreement of approximately $139 million (subject to adjustment), which is included in "due to related parties," shall be paid at the time, if ever, that Liberty deconsolidates from the AT&T income tax return. Liberty's receivable under the 1997 TCI Tax Sharing Agreement of approximately $220 million was forgiven in the AT&T Tax Sharing Agreement and recorded as an adjustment to additional paid-in-capital by Liberty in connection with the AT&T Merger.

         Income tax benefit (expense) consists of:


                                                              Current          Deferred         Total
                                                             ----------       ----------      ----------
                                                                         amounts in millions
Ten months ended December 31, 1999:
    State and local income tax (expense) benefit,
       including intercompany tax allocation                 $       (3)             152             149
    Federal income tax benefit, including
       intercompany tax allocation                                   75              873             948
                                                             ----------       ----------      ----------
                                                             $       72            1,025           1,097
                                                             ==========       ==========      ==========


Two months ended February 28, 1999:
    State and local income tax expense,
       including intercompany tax allocation                 $       --              (44)            (44)
    Federal income tax benefit (expense),
       including intercompany tax allocation                          1             (168)           (167)
                                                             ----------       ----------      ----------
                                                             $        1             (212)           (211)
                                                             ==========       ==========      ==========
Year ended December 31, 1998:
    State and local income tax expense,
       including intercompany tax allocation                 $       (4)            (109)           (113)
    Federal income tax benefit (expense),
       including intercompany tax allocation                         89             (437)           (348)
                                                             ----------       ----------      ----------
                                                             $       85             (546)           (461)
                                                             ==========       ==========      ==========
Year ended December 31, 1997:
    State and local income tax expense,
       including intercompany tax allocation                 $       (3)             (25)            (28)
    Federal income tax benefit, including
       intercompany tax allocation                                  189               14             203
                                                             ----------       ----------      ----------
                                                             $      186              (11)            175
                                                             ==========       ==========      ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:


                                                       New Liberty                         Old Liberty
                                                       -----------       ---------------------------------------------
                                                       Ten months         Two months
                                                          ended             ended                   Years ended
                                                       December 31,      February 28,               December 31,
                                                       ------------      ------------      ---------------------------
                                                          1999              1999              1998             1997
                                                       ------------      ------------      ----------       ----------
                                                                              amounts in millions
         Computed expected tax benefit
             (expense)                                 $    1,075              (49)            (379)             226
         Dividends excluded for income tax
             purposes                                          11                2               13                8
         Minority interest in equity of
             subsidiaries                                      32               --               (5)               4
         Amortization not deductible for
             income tax purposes                             (122)              (4)             (21)             (10)
         State and local income taxes, net
             of federal income taxes                           97              (29)             (74)             (18)
         Recognition of difference in income
             tax basis of investments in
             subsidiaries                                      --             (130)              --              (25)
         Other, net                                             4               (1)               5              (10)
                                                       ----------       ----------       ----------       ----------
                                                       $    1,097             (211)            (461)             175
                                                       ==========       ==========       ==========       ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


                                                               New Liberty      Old Liberty
                                                               -----------      -----------
                                                                       December 31,
                                                               ----------------------------
                                                                  1999              1998
                                                               ----------        ----------
                                                                    amounts in millions
Deferred tax assets:
    Net operating and capital loss
      carryforwards                                            $       43                99
    Future deductible amount attributable
      to accrued stock compensation
      and deferred compensation                                       749               218
    Other future deductible amounts due
      principally to non-deductible accruals                           37                33
                                                               ----------        ----------
    Deferred tax assets                                               829               350
       Less valuation allowance                                        50                42
                                                               ----------        ----------
    Net deferred tax assets                                           779               308
                                                               ----------        ----------
Deferred tax liabilities:
    Investments in affiliates, due principally
       to the application of purchase accounting
       and losses of affiliates recognized for
       income tax purposes in excess of losses
       recognized for financial statement purposes                 13,912             3,637
    Intangibles, principally due to differences
       in amortization                                                200                 3
    Other, net                                                         20                34
                                                               ----------        ----------
    Deferred tax liabilities                                       14,132             3,674
                                                               ----------        ----------

Net deferred tax liabilities                                   $   13,353             3,366
                                                               ==========        ==========


         At December 31, 1999, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $94 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2004: $18 million; 2005: $14 million; 2006: $14 million; 2007: $13 million; 2008: $12 million; and $23 million between 2009 and 2010. These net operating losses are subject to certain rules limiting their usage.

(11)     Stockholder's Equity

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Common Stock

         The Class A Stock has one vote per share, and each of the Class B and Class C Stock has ten votes per share.

         As of December 31, 1999, all of the issued and outstanding common stock of Liberty was held by AT&T.

         Transactions with Officers and Directors

         In connection with the AT&T Merger, Liberty paid two of its directors and one other individual, all three of whom were directors of TCI, an aggregate of $12 million for services rendered in connection with the AT&T Merger. Such amount is included in operating, selling, general and administrative expenses for the two months ended February 28, 1999 in the accompanying consolidated statements of operations and comprehensive earnings.

         On February 9, 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), and a call agreement with the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities) (collectively, the "Magness Group"). Under these call agreements, each of the Magness Group and the Malones granted to TCI the right to acquire all of the shares of TCI's common stock owned by them that entitle the holder to cast more than one vote per share (the "High-Voting Shares") upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third parties. In either such event, TCI had the right to acquire such shares at a price equal to the then market price of shares of TCI's common stock of the corresponding series that entitled the holder to cast no more than one vote per share (the "Low-Voting Stock"), plus a 10% premium, or in the case of a sale, the lesser of such price and the price offered by the third party. In addition, each call agreement provides that if TCI were ever to be sold to a third party, then the maximum premium that the Magness Group or the Malones would receive for their High-Voting Shares would be the price paid for shares of the relevant series of Low-Voting Stock by the third party, plus a 10% premium. Each call agreement also prohibits any member of the Magness Group or the Malones from disposing of their High-Voting Shares, except for certain exempt transfers (such as transfers to related parties or to the other group or public sales of up to an aggregate of 5% of their High-Voting Shares after conversion to the respective series of Low-Voting Stock) and except for a transfer made in compliance with TCI's purchase right described above. TCI paid $150 million to the Malones and $124 million to the Magness Group in consideration of their entering into the call agreements, of which an aggregate of $140 million was allocated to and paid by Liberty.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Transactions with AT&T (formerly transactions with TCI) and Other Related Parties

         Certain AT&T corporate general and administrative costs are charged to Liberty at rates set at the beginning of the year based on projected utilization for that year. Management believes this allocation method is reasonable. During the ten months ended December 31, 1999, the two months ended February 28, 1999 and the years ended December 31, 1998 and 1997 Liberty was allocated less than $1 million, $2 million, $13 million and $13 million, respectively, in corporate general and administrative costs by AT&T. These costs are included in charges from related parties in the accompanying consolidated statements of operations and comprehensive earnings.

         Subsidiaries of Liberty lease satellite transponder facilities from a subsidiary of AT&T. Charges for such arrangements and other related operating expenses for the ten months ended December 31, 1999, two months ended February 28, 1999 and the years ended December 31, 1998 and 1997 aggregated $20 million, $4 million, $25 million and $65 million, respectively, and are included in charges from related parties in the accompanying consolidated statements of operations and comprehensive earnings.

         During 1999, 1998 and 1997, Liberty made marketing support payments to AT&T. Charges by AT&T for such arrangements for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the years ended December 31, 1998 and 1997 aggregated $4 million, less than $1 million, $5 million and $19 million, respectively, and are included in charges from related parties in the accompanying consolidated statements of operations and comprehensive earnings.

         The Puerto Rico Subsidiary purchases programming services from AT&T. The charges, which approximate AT&T's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $6 million and $1 million during the ten months ended December 31, 1999, the two months ended February 28, 1999, respectively, and $6 million for each of the years ended December 31, 1998 and 1997, and are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         In connection with the AT&T Merger, warrants to buy 3 million shares of common stock of CSG Systems International, Inc. ("CSG") and related registration rights were transferred to Liberty. On April 13, 1999, AT&T purchased these warrants from Liberty for an aggregate purchase price of $75 million along with the related registration rights. The vesting of the CSG warrants is contingent on AT&T meeting certain subscriber commitments to CSG. If any warrants do not vest, Liberty must repurchase the unvested warrants from AT&T, with interest at 6% from April 12, 1999. Accordingly, Liberty has recorded the unvested CSG warrants as deferred income until such time as the CSG warrants vest.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On April 8, 1999, Liberty redeemed all of its outstanding 4-1/2% convertible subordinated debentures due February 15, 2005. The debentures were convertible into shares of AT&T Liberty Media Group Class A tracking stock at a conversion price of $23.54, or 42.48 shares per $1,000 principal amount. Certain holders of the debentures had exercised their rights to convert their debentures and 14.6 million shares of AT&T Liberty Media Group tracking stock were issued to such holders. In connection with such issuance of AT&T Liberty Media Group tracking stock, Liberty recorded an increase to additional paid-in-capital of $354 million.

         During September 1998, TCI assigned its obligation under an option contract to Liberty. As a result of such assignment, Liberty recorded a $16 million reduction to the intercompany amount due to TCI and a corresponding increase to additional paid-in-capital.

         Cablevision purchases programming services from certain Liberty affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the year ended December 31, 1997, such charges aggregated $12 million. Additionally, certain of Cablevision's general and administrative functions are provided by Liberty. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $2 million during the year ended December 31, 1997. The above-described programming and general and administrative charges were included in operating costs in the accompanying consolidated statements of operations and comprehensive earnings.

         During July 1997, AT&T entered into a 25 year affiliation agreement with Starz Encore Group (the "EMG Affiliation Agreement") pursuant to which AT&T will pay monthly fixed amounts in exchange for unlimited access to all of the existing Encore and STARZ! services.

         Liberty Digital and AT&T entered into an Amended and Restated Contribution Agreement to be effective as of July 11, 1997 which provides, among other things, for AT&T to deliver, or cause certain of its subsidiaries to deliver to Liberty Digital fixed monthly payments (subject to inflation and other adjustments) through 2017.

         During the third quarter of 1997, Liberty sold certain assets (the "SUMMITrak Assets") to CSG for cash consideration of $106 million, plus five-year warrants to purchase up to 1.5 million shares of CSG common stock at $24 per share and $12 million in cash, once certain numbers of TCI affiliated customers are being processed on a CSG billing system. In connection with the sale of the SUMMITrak Assets, TCI committed to purchase billing services from CSG through 2012. In light of such commitment, Liberty has reflected the $30 million excess (after deducting deferred income taxes of $17 million) of the cash received over the book value of the SUMMITrak Assets as an increase to additional paid-in-capital.

         During the fourth quarter of 1997, Liberty's remaining assets in TCI SUMMITrak of Texas, Inc. and TCI SUMMITrak L.L.C. were transferred to TCI in exchange for a $19 million reduction of the amount owed by Liberty to TCI. Such transfer was accounted for at historical cost due to the related party nature of the transaction.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Due to Related Parties

         The components of "Due to related parties" are as follows:


                                                          New Liberty       Old Liberty
                                                          -----------       -----------
                                                                  December 31,
                                                             1999              1998
                                                          ----------        ----------
                                                              amounts in millions
Notes payable to TCI, including accrued
  interest                                                $       --               141
Intercompany account                                              27               269
                                                          ----------        ----------
                                                          $       27               410
                                                          ==========        ==========

         The non-interest bearing intercompany account includes certain stock compensation allocations (in Old Liberty) and income tax allocations that are to be settled at some future date. Stock compensation liabilities of New Liberty are classified as a separate component of current liabilities. All other amounts included in the intercompany account are to be settled within thirty days following notification.

         Amounts outstanding at December 31, 1998 under notes payable to TCI had varying rates of interest. During the second quarter of 1998, TCI made a contribution to Liberty of $5 million, which was used to reduce the amount due under the Music Note.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)     Stock Options and Stock Appreciation Rights

         Certain officers and other key employees of Liberty had been granted restricted stock awards and/or options with tandem stock appreciation rights ("SARs") to acquire certain series of TCI stock. In connection with the AT&T Merger, all series of TCI stock were converted to classes of AT&T stock. As a result of the AT&T Merger, each stock option and SAR to purchase TCI Group Series A tracking stock was converted into a stock option and SAR to purchase 0.7757 of a share of AT&T common stock at an exercise price divided by 0.7757, each stock option and SAR to purchase TCI Ventures Group Series A tracking stock was converted into a stock option and SAR to purchase 0.52 of a share of AT&T Liberty Media Group Class A tracking stock at an exercise price divided by 0.52 and each option and SAR to purchase Liberty Media Group Series A tracking stock was converted into a stock option and SAR to purchase one share of AT&T Liberty Media Group Class A tracking stock at an unchanged exercise price. Certain officers and employees of Liberty hold options with tandem SARs to acquire AT&T common stock and AT&T Liberty Media Group Class A tracking stock as well as restricted stock awards of AT&T common stock and AT&T Liberty Media Group Class A tracking stock. Estimates of compensation relating to SARs granted to such employees of Liberty have been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon vesting of the related stock options and SARs and the market value of AT&T common stock and AT&T Liberty Media Group Class A tracking stock and, ultimately, on the final determination of market value when the rights are exercised. Had Liberty accounted for its stock based compensation pursuant to the fair value based accounting method in Statement 123, the amount of compensation would not have been significantly different from what has been reflected in the accompanying consolidated financial statements due to substantially all of Liberty's stock option plans having tandem SARs, which are treated as liabilities for financial statement purposes and require periodic remeasurement under both APB Opinion No. 25 and Statement 123. The following descriptions of stock options and/or SARs have been adjusted to reflect the AT&T Merger and any subsequent stock splits.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase AT&T common stock and AT&T Liberty Media Group Class A tracking stock granted to certain officers and other key employees of the Company.


                                                                                         AT&T Liberty
                                                           AT&T                          Media Group
                                                          common                           Class A
                                                          stock             WAEP             stock            WAEP
                                                        ----------       ----------       ----------       ----------
                                                                    amounts in thousands, except for WAEP
Outstanding at January 1, 1997                               8,033       $     9.14           18,836       $    19.62
      Adjustment for TCI Ventures
        Exchange                                            (2,500)           12.27            4,470             7.43
      Adjustment for transfer of
        employees                                              265            10.38               (8)           46.73
      Granted                                                  692            12.93            2,495             8.96
      Exercised                                             (2,827)            8.43           (1,469)           10.71
      Canceled                                                 (35)            9.24              (46)           21.34
                                                        ----------                        ----------
Outstanding at December 31, 1997                             3,628            10.38           24,278            16.84
      Granted                                                  137            22.10           16,681            86.22
      Exercised                                             (1,549)            8.90           (4,769)           13.25
      Canceled                                                 (27)           12.82              (23)            8.79
                                                        ----------                        ----------
Outstanding at December 31, 1998                             2,189            12.06           36,167            49.32
      Granted                                                   --               --               69            32.72
      Exercised                                               (316)           11.65           (3,755)           10.03
      Adjustment for transfer of
        employees                                           (1,140)            8.14             (579)           13.39
                                                        ----------                        ----------
Outstanding at December 31, 1999                               733            13.23           31,902            13.89
                                                        ==========                        ==========
Exercisable at December 31, 1999                               389                            14,341
                                                        ==========                        ==========
Vesting period                                               5 yrs                             5 yrs


         On November 2, 1999, the Company granted 500,000 free-standing SARs to an officer of the Company. The SARs vest and become exercisable ratably over a five-year term, commencing on each anniversary of the date of the grant. The SARs expire on November 2, 2009, subject to earlier termination in certain events. Upon the valid exercise of SARs, the officer shall be entitled to receive from Liberty cash equal to the excess of the fair value of each share of AT&T Class A Liberty Media Group tracking stock with respect to which such SARs have been exercised over $37.25 per share.

         On December 16, 1997, the Company granted options in tandem with SARs to acquire 2,912,000 shares of AT&T Liberty Media Group Class B tracking stock to an officer and director of the Company. The options in tandem with SARs have an exercise price of $9.97 and vest ratably over five years with such vesting period beginning December 16, 1997, first became exercisable on December 16, 1998 and expire on December 16, 2007.


                                                                     (continued)

                     LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

         Liberty Digital, Inc. Stock Incentive Plan. During 1997, 1998 and 1999, Liberty Digital granted stock options with tandem SARs to employees under the Liberty Digital 1997 Stock Inventive Plan (the "Stock Plan") which is authorized to issue up to 4,000,000 shares. Options granted under the Stock Plan expire ten years from the date of grant. In addition, Liberty Digital granted stock options with tandem SARs to the board of directors and employees in connection with the DMX Merger. Options issued under the Stock Plan and in connection with the DMX Merger vest annually in 20% cumulative increments.

         On December 11, 1998, Liberty Digital re-priced the stock options with tandem SARs at $4.00 for all grants to executive officers and employees of Liberty Digital and its subsidiaries.

         The following table presents the number and WAEP of options in tandem with SARs to purchase Liberty Digital Series A Common Stock, for 1997, 1998 and 1999.


                                                        Liberty Digital
                                                         Stock Options
                                                          Tandem SARs          WAEP
                                                        ---------------     ----------
                                                               amounts in millions,
                                                                 except for WAEP
Outstanding at July 1, 1997
     Granted                                                   3,609        $     5.75
                                                          ----------

Outstanding at December 31, 1997                               3,609              5.75
     Granted                                                   1,771              4.00
     Exercised                                                   (21)             4.00
     Canceled                                                   (311)             4.00
                                                          ----------

Outstanding at December 31, 1998                               5,048              5.25
     Granted                                                   1,038             10.10
     Exercised                                                (2,708)             5.60
     Canceled                                                   (864)             4.00
                                                          ----------

Outstanding at December 31, 1999                               2,514              7.32
                                                          ==========

Exercisable at December 31, 1999                                 563
                                                          ==========


         Exercise prices for options outstanding at the end of year for 1999, 1998 and 1997 ranged from $4.00 to $22.13, $4.00 to $6.25, and $5.75, respectively. The 1999, 1998, and 1997 year-end weighted average remaining contractual life of such options is 8.2 years, 8.7 years and
         9.5 years, respectively.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Deferred Compensation and Stock Option Plan. On September 8, 1999, the Deferred Compensation and Stock Appreciation Rights Plan was adopted for key executives. This plan is comprised of a deferred compensation component and SARs grants. The deferred compensation component provides participants with the right to receive an aggregate of nine and one half percent of the appreciation in the Liberty Digital Series A common stock market price over $2.46 subject to a maximum amount of $19.125. The SARs provide participants with the appreciation in the market price of the Liberty Digital Series A common stock above the maximum amount payable under the deferred compensation component.

         There are 19,295,193 shares subject to this plan all of which were granted in 1999 at an effective exercise price of $2.46 and a weighted average remaining life of 4 years at year end. The deferred compensation and SARs components vest 20% annually beginning with the first vesting date of December 15, 1999. Fully vested options total 3,859,038 at year-end. No options were exercised, cancelled or expired during 1999. This plan terminates on December 15, 2003.

(13)     Other Comprehensive Earnings

         Accumulated other comprehensive earnings included in Liberty's consolidated balance sheets and consolidated statements of stockholder's equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities classified as available-for-sale. The change in the components of accumulated other comprehensive earnings, net of taxes, is summarized as follows:


                                                                                               Accumulated
                                                               Foreign                            other
                                                              currency         Unrealized     comprehensive
                                                             translation        gains on      earnings, net
                                                             adjustments       securities       of taxes
                                                             -----------       ----------     -------------
                                                                         amounts in millions
Balance at January 1, 1997                                   $       26               17              43
Other comprehensive earnings (loss)                                 (23)             747             724
                                                             ----------       ----------      ----------
Balance at December 31, 1997                                          3              764             767
Other comprehensive earnings                                          2            2,417           2,419
                                                             ----------       ----------      ----------
Balance at December 31, 1998                                          5            3,181           3,186
Other comprehensive earnings (loss)                                 (15)             885             870
                                                             ----------       ----------      ----------
Balance at February 28, 1999                                 $      (10)           4,066           4,056
                                                             ==========       ==========      ==========


Balance at March 1, 1999                                     $       --               --              --
Other comprehensive earnings                                         60            6,458           6,518
                                                             ----------       ----------      ----------
Balance at December 31, 1999                                 $       60            6,458           6,518
                                                             ==========       ==========      ==========



                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The components of other comprehensive earnings are reflected in Liberty's consolidated statements of operations and comprehensive earnings, net of taxes and reclassification adjustments for gains realized in net earnings (loss). The following table summarizes the tax effects and reclassification adjustments related to each component of other comprehensive earnings.


                                                                                           Tax
                                                                       Before-tax        (expense)       Net-of-tax
                                                                         amount           benefit          amount
                                                                       ----------       ----------       ----------
                                                                                       amounts in millions
Ten months ended December 31, 1999:
Foreign currency translation adjustments                               $       99              (39)              60
                                                                       ----------       ----------       ----------
Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                                              10,671           (4,220)           6,451
     Less: reclassification adjustment for losses realized in
         net loss                                                              12               (5)               7
                                                                       ----------       ----------       ----------
     Net unrealized gains                                                  10,683           (4,225)           6,458
                                                                       ----------       ----------       ----------
Other comprehensive earnings                                           $   10,782           (4,264)           6,518
                                                                       ==========       ==========       ==========


Two months ended February 28, 1999:
Foreign currency translation adjustments                               $      (25)              10              (15)
Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                                               1,464             (579)             885
                                                                       ----------       ----------       ----------
Other comprehensive earnings                                           $    1,439             (569)             870
                                                                       ==========       ==========       ==========

Year ended December 31, 1998:
Foreign currency translation adjustments                               $        3               (1)               2
Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                                               3,998           (1,581)           2,417
                                                                       ----------       ----------       ----------
Other comprehensive earnings                                           $    4,001           (1,582)           2,419
                                                                       ==========       ==========       ==========

Year ended December 31, 1997:
Foreign currency translation adjustments                               $      (38)              15              (23)
Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                                               1,236             (489)             747
                                                                       ----------       ----------       ----------
Other comprehensive earnings                                           $    1,198             (474)             724
                                                                       ==========       ==========       ==========


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)     Commitments and Contingencies

         Starz Encore Group, a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at December 31, 1999, these agreements require minimum payments aggregating approximately $900 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Flextech has undertaken to finance the working capital requirements of a joint venture (the "Principal Joint Venture") formed with BBC Worldwide, and is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million and, subject to certain restrictions, a standby credit facility of (pound)30 million. As of December 31, 1999, the Principal Joint Venture had borrowed (pound)53 million under the primary credit facility. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that Liberty assume all of Flextech's funding obligations to the Principal Joint Venture.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At December 31, 1999, the Guaranteed Obligations aggregated approximately $655 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

         Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounts to $30 million, $9 million, $27 million and $20 million for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the years ended December 31, 1998 and 1997, respectively.

         A summary of future minimum lease payments under noncancelable operating leases as of December 31, 1999 follows (amounts in millions):

                  Years ending December 31:
                        2000                              $      21
                        2001                                     18
                        2002                                     16
                        2003                                     16
                        2004                                     13
                        Thereafter                               21

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 2000.

         Liberty has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(15)     Information about Liberty's Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes.

         For the ten months ended December 31, 1999, Liberty had three operating segments: Starz Encore Group, Liberty Digital and Other. Starz Encore Group owns and operates cable and satellite-delivered premium movie networks in the United States. Starz Encore Group is wholly owned and consolidated by Liberty. Liberty Digital is primarily engaged in programming, distributing and marketing a digital music service delivered to homes and businesses. Liberty Digital is majority owned and consolidated by Liberty. Other includes Liberty's investments, primarily in cable television programming entities, corporate and other consolidated businesses not representing separately reportable segments.

         The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant accounting policies. Liberty evaluates performance based on the measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price along with other non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial indicator of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:


                                                          Starz
                                                          Encore          Liberty
                                                          Group           Digital          Other           Total
                                                        ----------       ----------      ----------      ----------
                                                                            amounts in millions
Ten months ended December 31, 1999
  Segment revenue from external
    customers including intersegment
    revenue                                             $      539               66             124             729
    Segment operating cash flow                                124                4               5             133

Two months ended February 28, 1999
  Segment revenue from external
    customers including
    intersegment revenue                                $      101               15             119             235
    Segment operating cash flow                                 41                1               5              47

Year ended December 31, 1998
    Segment revenue from external
    customers including
    intersegment revenue                                       541               86             732           1,359
    Segment operating cash flow                                 96                1             119             216

Year ended December 31, 1997
    Segment revenue from external
    customers including
    intersegment revenue                                       350               23             852           1,225
    Segment operating cash flow (deficit)                      (32)               9             182             159

As of December 31, 1999
    Segment assets                                           2,636            1,728          54,286          58,650
    Investments in affiliates                                   --               --          15,922          15,922

As of December 31, 1998
    Segment assets                                             355              200          15,228          15,783
    Investments in affiliates                                   --               --           3,079           3,079

                                                                     (continued)

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:


                                              New Liberty                      Old Liberty
                                              ----------       --------------------------------------------
                                              Ten months       Two months
                                                 ended           ended                    Year ended
                                              December 31,     February 28,              December 31,
                                                 1999            1999                1998             1997
                                              -----------      ------------       ----------       --------
                                                                   (amounts in millions)
Segment operating cash flow                   $      133               47              216              159
Stock compensation                                (1,785)            (183)            (518)            (296)
Depreciation and amortization                       (562)             (22)            (129)            (123)
Interest expense, including
     amounts to related parties                     (288)             (26)            (113)             (55)
Segment equity in losses of
     affiliates                                     (904)             (66)          (1,002)            (785)
Gains on dispositions, net                             4               14            2,449              406
Gain on issuance of equity by
     affiliates and subsidiaries                      --              372              105               --
Other, net                                           330                5               75               49
                                              ----------       ----------       ----------       ----------
Earnings (loss) before
     income taxes                             $   (3,072)             141            1,083             (645)
                                              ==========       ==========       ==========       ==========

(16)     Quarterly Financial Information (Unaudited)


                                             New Liberty                        Old Liberty
                                             -----------    -----------------------------------------------------
                                             Two months     One month
                                               ended          ended            2nd           3rd           4th
                                             February 28     March 31,       Quarter       Quarter       Quarter
                                             -----------    ----------      --------       --------      --------
                                                                             amounts in millions
1999:

          Revenue                             $    235             71            221            214            223
                                              ========       ========       ========       ========       ========
          Operating income (loss)             $   (158)             3           (636)           (95)        (1,486)
                                              ========       ========       ========       ========       ========
          Net loss                            $    (70)           (58)          (543)          (213)        (1,161)
                                              ========       ========       ========       ========       ========




                                                                                Old Liberty
                                                             -----------------------------------------------------
                                                               1st            2nd            3rd             4th
                                                             Quarter        Quarter        Quarter         Quarter
                                                             --------       --------       --------       ---------
                                                                             amounts in millions

1998:
          Revenue                                            $    313            334            358            354
                                                             ========       ========       ========       ========
          Operating income (loss)                            $   (135)           (92)            39           (243)
                                                             ========       ========       ========       ========
          Net earnings (loss)                                $    126           (251)          (135)           882
                                                             ========       ========       ========       ========

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

         The following table sets forth certain information concerning the directors and executive officers of the Company, including a five year employment history and any directorships held in public companies:

Name                                                       Positions
----                                                       ---------
John C. Malone            Chairman of the Board and one of our directors since 1990.  Dr. Malone
Born March 7, 1941        served as Chairman of the Board of TCI from November 1996 to March 1999, as
                          Chief Executive Officer of TCI from January 1994 to March 1999, and as
                          President of TCI from January 1994 to March 1997.  Dr. Malone is also a director of AT&T, The Bank of New York, TCI Satellite Entertainment, Inc.,
                          USANi LLC, At Home Corporation, UnitedGlobalCom, Inc., and Cendant
                          Corporation.

Robert R. Bennett         President and Chief Executive Officer and one of our directors since April
Born April 19, 1958       1997.  Mr. Bennett served as Executive Vice President of TCI from April
                          1997 to March 1999.  Mr. Bennett served as our Executive Vice President and
                          Chief Financial Officer, Secretary and Treasurer from June 1995 through
                          March 1997, and as our Senior Vice President from September 1991 to June
                          1995.  Mr. Bennett also served as acting Chief Financial Officer of Liberty
                          Digital, Inc. from June 1997 to July 1997.  Mr. Bennett is a director of TV
                          Guide, Inc., USANi LLC, Teligent, Inc. and Chairman of the Board of Liberty
                          Digital, Inc.

Gary S. Howard            Executive Vice President, Chief Operating Officer and one of our directors
Born February 22, 1951    since July 1998.  Mr. Howard has also served as Chief Executive Officer of
                          TCI Satellite Entertainment, Inc. since December 1996.  Mr. Howard served as Executive Vice President of TCI from December 1997 to March 1999; as
                          Chief Executive Officer, Chairman of the Board and a director of TV Guide,
                          Inc. from June 1997 to March 1999; and as President and Chief Executive
                          Officer of TCI Ventures Group, LLC from December 1997 to March 1999.  Mr.
                          Howard served as President of TV Guide, Inc. from June 1997 to September
                          1997; as President of TCI Satellite Entertainment, Inc. from February 1995 through August 1997; and as Senior Vice President of TCI Communications,
                          Inc. from October 1994 to December 1996.  Mr. Howard is a director of TV
                          Guide, Inc., Liberty Digital, Inc., TCI Satellite Entertainment, Inc. and
                          Teligent, Inc.

                                                                     (continued)


                                      III-1

Name                                                  Positions
----                                                  ---------
David B. Koff             A Senior Vice President of Liberty since February 1998.  Mr. Koff has also
Born December 26, 1958    served as Vice President and Assistant Secretary of Liberty Digital, Inc.
                          since January 1998.  Mr. Koff served as Vice President--Corporate
                          Development of Liberty from August 1994 to February 1998.  Mr. Koff also served as interim President and Chief Executive Officer of Liberty Digital,
                          Inc. from May 1997 to January 1998.  Mr. Koff is a director of Liberty
                          Digital, Inc.

Charles Y. Tanabe         A Senior Vice President and General Counsel of Liberty since January 1999.
Born November 27, 1951    Prior to joining Liberty, Mr. Tanabe was a member of Sherman & Howard
                          L.L.C., a law firm based in Denver, Colorado, for more than five years.

Carl E. Vogel             A Senior Vice President of Liberty since December 1999.  Mr. Vogel served
Born October 18, 1957     as Executive Vice President/Chief Operating Officer of Field Operations for
                          AT&T Broadband from June 1999 until joining Liberty.  He served as Chairman and Chief Executive Officer of Primestar, Inc. from June 1998 to June
                          1999.  From October 1997 to June 1998, Mr. Vogel was Chief Executive
                          Officer of Star Choice Communications.  From March 1994 to March 1997, he
                          served first as Executive Vice President and Chief Operating Officer and
                          later as President of EchoStar Communications Corporation.  Mr. Vogel is a
                          director of Canadian Satellite Communications.

Peter N. Zolintakis       A Senior Vice President of Tax Strategy of Liberty since November 1998.
Born July 10, 1957        Prior to joining Liberty, Mr. Zolintakis was a partner of PricewaterhouseCoopers LLP, where he specialized, for more than five years, in the tax issues relating to corporate mergers, acquisitions, divestitures and restructurings for clients primarily in the cable television and high technology industries.

Vivian J. Carr            A Vice President of Liberty since June 1993 and was appointed Secretary of
Born December 13, 1947    Liberty in August 1994.  Ms. Carr served as Director of Investor Relations of Liberty from March 1991 to June 1993.

Kathryn S. Douglass       A Vice President of Liberty since September 1997 and Controller of Liberty
Born March 5, 1965        since September 1993.  Ms. Douglass served as Accounting Manager of Liberty from October 1991 to September 1993.


                                                                     (continued)

                                      III-2

Name                                                       Positions
----                                                       ---------
David J.A. Flowers        A Vice President and Treasurer of Liberty since April 1997.  Mr. Flowers
Born May 17, 1954         served as Vice President--Portfolio Manager of Liberty from June 1995 to
                          April 1997. Prior to joining Liberty, Mr. Flowers held several positions at Toronto Dominion Bank from August 1989 to June 1995, including Managing
                          Director in its Media Finance Group.

Paul A. Gould             A director since March 1999.  Mr. Gould has served as a Managing Director
Born September 27, 1945   and Executive Vice President of Allen & Company Incorporated, an investment banking services company, for more than the last five years.  Mr. Gould served as a director of LMC from November 1992 to December 1994.  Mr. Gould is a director of Ascent Entertainment Group, Inc. and Sunburst Hospitality
                          Corporation.

Jerome H. Kern            A director since March 1999.  Mr. Kern served as Vice Chairman and as a
Born June 1, 1937         consultant to TCI from June 1998 to March 1999.  Prior to joining TCI, Mr.
                          Kern was Special Counsel with the law firm of Baker Botts L.L.P. from July
                          1996 to June 1998, and a senior partner of Baker & Botts, L.L.P. from
                          September 1992 to July 1996.  Mr. Kern is a director of TCI Pacific
                          Communications, Inc.

John C. Petrillo          A director since March 1999.  Mr. Petrillo has served as Executive Vice
Born April 30, 1949       President of Corporate Strategy and Business Development for AT&T since May
                          1996.  Mr. Petrillo was Vice President of AT&T's Business Communications
                          Services from 1993 to 1995 and also served as AT&T Vice President of
                          Strategic Planning from 1991 to 1993, AT&T Vice President of Business
                          Communications Services in 1990, AT&T Services Vice President in 1987 and
                          AT&T Director of Personnel in 1986.  Mr. Petrillo is a director of At Home
                          Corporation.

                                                                     (continued)

                                      III-3

Name                                                 Positions
----                                                 ---------
Larry E. Romrell          A director since March 1999.  Mr. Romrell has also served as a consultant
Born December 30, 1939    to Liberty since March 1999.  Mr. Romrell served as Executive Vice
                          President of TCI from January 1994 to March 1999 and since March 1999 has served as a consultant to TCI. Mr. Romrell also served, from
                          December 1997 to March 1999, as Executive Vice President and Chief
                          Executive Officer of TCI Business Alliance and Technology Co., a
                          subsidiary of TCI prior to the AT&T merger that oversaw and developed
                          TCI's technology activities; from December 1997 to March 1999, as
                          Senior Vice President of TCI Ventures Group, LLC; and, from September
                          1994 to October 1997, as President of TCI Technology Ventures, Inc., a
                          subsidiary of TCI prior to the AT&T merger that invested in and developed companies engaged in advancing telecommunications technology. Mr. Romrell is a director of TV Guide, Inc. and General
                          Communication, Inc.

Daniel E. Somers          A director since March 1999.  Mr. Somers has also served as President and
Born December 9, 1947     Chief Executive Officer of AT&T Broadband since December 6, 1999, prior to which he was Acting Co-Chief Executive Officer of AT&T Broadband from
                          October 6, 1999 to December 6, 1999.  Mr. Somers has also served as Senior
                          Executive Vice President and Chief Financial Officer of AT&T since May
                          1997.  Prior to joining AT&T, Mr. Somers served as Chairman and Chief
                          Executive Officer of Bell Cablemedia, plc from 1995 to 1997, and as
                          Executive Vice President and Chief Financial Officer of Bell Canada
                          International, Inc. from 1992 to 1995.  Mr. Somers is a member of AT&T's
                          Executive Council and Operations Group.  He is also a director of Lubrizol
                          Corporation, Cablevision, Inc. and Chase Manhattan Advisory Board.

John D. Zeglis            A director since October 11, 1999.  Mr. Zeglis has also served as Chairman
Born May 2, 1947          and Chief Executive Officer of AT&T Wireless Group since December, 1999 and as President of AT&T since November 1997. Mr. Zeglis served as Vice Chairman of AT&T from June to November 1997, General Counsel and Senior Executive Vice
                          President of AT&T from 1996 to 1997, and Senior Vice President and General
                          Counsel of AT&T from 1986 to 1996. He is also a director of AT&T, Helmerich and Payne Corporation, Sara Lee Corporation and Illinova Corporation.

         The executive officers named above will serve in such capacities until the next annual meeting of our board of directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of the directors.

         During the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

                                                                     (continued)

                                      III-4

BOARD COMPOSITION

         Our certificate of incorporation (the "Liberty Charter") provides for a classified board of directors of not less than three members, with the exact number of directors to be fixed by resolution of our board. The Liberty Charter further provides for the number of directors to always be a multiple of three, divided evenly among three classes. The number of directors on our board is currently nine. Of the nine members of our board, three are elected by the holders of our Class A common stock, voting as a separate class (the "Class A Directors"), three are elected by the holders of our Class B common stock, voting as a separate class (the "Class B Directors"), and three are elected by the holders of our Class C common stock, voting as a separate class (the "Class C Directors"). Currently, all of our common stock is owned by AT&T; however, the Class B Directors and the Class C Directors were designated by TCI prior to the AT&T merger.

         The Class A Directors, whose terms expire at the annual meeting of stockholders in 2000, are John D. Zeglis, Daniel E. Somers and John C. Petrillo. The Class B Directors, whose terms expire at the annual meeting of stockholders in 2006, are Larry E. Romrell, Jerome H. Kern and Gary S. Howard. The Class C Directors, whose terms expire at the annual meeting of stockholders in 2009, are John C. Malone, Paul A. Gould and Robert R. Bennett. At each annual meeting of our stockholders, the successors of that class or classes of directors whose term(s) expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held, in the case of the Class A Directors, in the following year, in the case of the Class B Directors, in the seventh year following the year of such election and, in the case of the Class C Directors, in the tenth year following the year of such election. The directors of each class will hold office until their respective death, resignation or removal and until their respective successors are elected and qualified.

COMMITTEES OF THE BOARD

         Our board of directors has established an Executive Committee, whose members are the Class C Directors. The Executive Committee has been granted and may exercise all the powers and authority of the board in the management of our business and affairs, except as specifically prohibited by the General Corporation Law of the State of Delaware (the "DGCL"), the Liberty Charter or Liberty's bylaws. The Executive Committee does not have power or authority to:
(1) approve or adopt, or recommend to the stockholders, any action or matter expressly required by the DGCL to be submitted to stockholders for approval, or
(2) adopt, amend or repeal any of Liberty's bylaws.

         The board, by resolution passed by a majority of the whole board present at any meeting at which a quorum is present (provided that any such majority must include a majority of the Class B Directors and Class C Directors) may from time to time establish certain other committees of the board, consisting of one or more directors of Liberty. Any committee so established will have the powers delegated to it by resolution of the board, subject to applicable law and the Liberty Charter.


COMPENSATION OF DIRECTORS

         No member of our board of directors receives any compensation for serving on our board. However, all members of our board are reimbursed for travel expenses incurred to attend any meetings of our board or any committee thereof.


                                                                     (continued)

                                      III-5

Item 11. Executive Compensation.

         (a)      Summary Compensation Table of Liberty Media Corporation

         The following tables set forth information relating to compensation including grants of stock options and stock appreciation rights ("SARs") in respect of securities of AT&T for:

         o   our Chief Executive Officer;
         o our four other most highly compensated executive officers for the fiscal year ended December 31, 1999; and
         o one additional executive officer who would have been included above but for the fact that he was not serving as an executive officer of Liberty for the full fiscal year ended December 31, 1999.

These executive officers are collectively referred to as our "named executive officers".

         Summary Compensation Table. The following table sets forth information concerning the compensation paid to the named executive officers by Liberty for the two years ended December 31, 1999. Compensation for Mr. Vogel reflects the annual compensation that would have been paid to him had he been serving as an executive officer of Liberty since the beginning of 1999 based on his 2000 annual compensation. Mr. Vogel became an executive officer of Liberty on December 4, 1999.

                           SUMMARY COMPENSATION TABLE

                                       Annual
                                    Compensation                         Long-Term Compensation
                                --------------------  ----------------------------------------------------------------
                                                                                        Securities
                                                                     Restricted          Underlying
    Name and Principal                                               Stock Award       Options/SARs        All Other
         Position                                                      ($ in               (# in          Compensation
       with Liberty             Year     Salary ($)    Bonus ($)      thousands)          thousands)          ($)
---------------------------     ----    ------------  ----------    -------------     ---------------     ------------
Robert R. Bennett               1999    $  1,000,000  $       --    $          --                  --     $     47,013 (5)(6)
President and Chief             1998    $    559,354  $       --    $       7,738 (1)           6,000 (3) $     36,540 (5)(6)
   Executive Officer

Gary S. Howard                  1999    $    750,000  $    23,210   $          --                  --     $     15,000 (6)
Executive Vice President        1998    $    533,769  $       --    $          --               5,000 (3) $     15,000 (6)
   and Chief Operating
   Officer

Charles Y. Tanabe               1999    $    492,308  $       --    $          --                  --     $     15,000 (6)
Senior Vice President           1998    $        ---  $       --    $          --               1,200 (3) $         --
   and General Counsel

Peter N. Zolintakis             1999    $    496,865  $       --    $          --                  --     $     15,000 (6)
Senior Vice President           1998    $     76,946  $       --    $       1,978 (2)           1,200 (3) $         --

David B. Koff                   1999    $    375,000  $       --    $          --                  --     $     15,000 (6)
Senior Vice President           1998    $    275,000  $       --    $          --               1,200 (3) $     14,985 (6)

Carl E. Vogel                   1999    $    500,000  $       --    $          --                 500 (4) $     15,000 (6)
Senior Vice President           1998    $      ---    $       --    $          --                  --     $         --


--------------------
                                                                     (continued)


                                     III-6

(1) On June 23, 1998, pursuant to the Tele-Communications, Inc. 1998 Incentive Plan (the "1998 Incentive Plan"), Mr. Bennett was granted 200,000 restricted shares of Series A TCI Group tracking stock. These restricted shares, as adjusted for the AT&T merger and a subsequent AT&T stock split, became 232,710 restricted shares of AT&T common stock. The restricted shares vest as to 50% of the shares in June 2002 and as to the remaining 50% in June 2003. At the end of 1999, the restricted shares had an aggregate value of $11,824,577, based upon the closing sales price per share of AT&T common stock on the New York Stock Exchange ("NYSE") on December 31, 1999. Cash dividends on the restricted shares of AT&T common stock are paid to Mr. Bennett.

(2) On November 15, 1998, pursuant to the 1998 Incentive Plan, Mr. Zolintakis was granted 50,000 restricted shares of Series A TCI Group tracking stock. These restricted shares, as adjusted for the AT&T merger and a subsequent AT&T stock split, became 58,177 restricted shares of AT&T common stock. All of the restricted shares vest in November 2000. At the end of 1999, the restricted shares had an aggregate value of $2,956,119, based upon the closing sales price per share of AT&T common stock on the NYSE on December 31, 1999. Cash dividends on the restricted shares of AT&T common stock are paid to Mr. Zolintakis.

(3) On December 29, 1998, pursuant to the 1998 Incentive Plan, these executive officers were granted options in tandem with SARs to acquire shares of TCI's Series A Liberty Media Group tracking stock. In the AT&T merger, those options and tandem SARs were converted into options and rights with respect to AT&T Class A Liberty Media Group tracking stock at an exercise price of $21.62 per share, as adjusted for a subsequent two-for-one stock split. The options and tandem SARs vest evenly over five years on each anniversary of the date of grant. The options and tandem SARs expire on December 29, 2008, subject to earlier termination in certain events. Notwithstanding the vesting schedule as set forth in the option agreements, the options and SARs will immediately vest and become exercisable if the grantee's employment with Liberty terminates by reason of disability or the grantee dies while employed by Liberty.

(4) Consists of SARs granted to Mr. Vogel on November 2, 1999, which vest and become exercisable ratably over a five-year term, commencing on each anniversary of the date of the grant. The SARs expire on November 2, 2009, subject to earlier termination in certain events. Upon the valid exercise of SARs, Mr. Vogel shall be entitled to receive from Liberty cash equal to the excess of the fair value of each share of AT&T Class A Liberty Media Group tracking stock with respect to which such SARs have been exercised over $37.25 per share. Notwithstanding the vesting schedule as set forth in the option agreements, the SARs will immediately vest and become exercisable if the grantee's employment with Liberty terminates by reason of disability or the grantee dies while employed by Liberty.

(5) Includes $32,013 and $21,540 which consists of the amounts of premiums paid by Liberty in fiscal 1999 and 1998, respectively, pursuant to split dollar, whole life insurance polices for the insured executive officer. Liberty will pay a portion of the premiums annually until the first to occur of:

         o  10 years from the date of the policy;
         o  the insured executive's death;
         o  the premiums are waived under a waiver of premium provision;
         o the policy is terminated as set forth below; and o premiums are prepaid in full for the 10-year period as set forth below.

                                                                     (continued)


                                     III-7

         The insured executive has granted an assignment of policy benefits in favor of Liberty in the amounts of the premiums paid by Liberty. At the end of such 10-year period or upon acceleration of premiums as described below, the entire policy vests to the sole benefit of the insured executive and Liberty will remove or cancel the assignment in its favor against the policy. In the event of a change of control of Liberty, liquidation of Liberty or sale of substantially all of the assets of Liberty, the policy will immediately be prepaid in full through the tenth year, prior to such event. Similarly, if the insured executive is dismissed for any reason (except for conviction of a felony class miscarriage of responsibilities as a Liberty officer), Liberty will immediately prepay and fully fund the policy through the tenth year. Upon any of the foregoing events, the policy will vest to the sole benefit of the insured executive. If, however, the insured executive voluntarily chooses to terminate employment (and that decision is not a result of pressure from Liberty to resign or a resignation related to an adverse change in Liberty or its affiliates) without cause, Liberty will have no further obligation to fund premiums, but the policy will vest to the sole benefit of the insured executive.

(6) Amounts represent contributions to the Liberty Media 401(k) Savings Plan (the "Liberty Savings Plan"). The Liberty Savings Plan provides employees with an opportunity to save for retirement. The Liberty Savings Plan participants may contribute up to 10% of their compensation and Liberty contributes a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty Savings Plan are fully vested upon contribution.

         Generally, participants acquire a vested right in Liberty contributions as follows:

                     Years of service                   Vesting Percentage
                     ----------------                   ------------------
                     Less than 1                                 0%
                            1-2                                 33%
                            2-3                                 66%
                            3 or more                          100%

         With respect to Liberty contributions made to the Liberty Savings Plan in 1999 and 1998, Messrs. Bennett, Howard and Koff are fully vested.

         Directors who are not employees of Liberty are ineligible to participate in the Liberty Savings Plan. Under the terms of the Liberty Savings Plan, employees are eligible to participate after three months of service.


                                                                     (continued)

                                     III-8

         (b) Option and SAR Grants in Last Fiscal Year. The following table sets forth information regarding free-standing SARs granted to the executive officer named in the table below during the year ended December 31, 1999 (numbers of securities and dollar amounts present value in thousands). No other named executive officer was granted stock options or SARs during the year ended December 31, 1999.

                  OPTION AND SAR GRANTS IN THE LAST FISCAL YEAR

                                      No. of             % of Total
                                    Securities              SARs            Exercise
                                    Underlying           Granted to          or Base                            Grant
                                       SARs             Employees in          Price          Expiration      Date Present
               Name                 Granted(1)              1999            ($/Sh)(2)           Date           Value(3)
-------------------------------  -----------------   ------------------   --------------  ----------------  ---------------
Carl E. Vogel                              500               90%           $    37.25         11/02/09          $   21,765

-----------------------

(1) Consists of SARs granted to Mr. Vogel on November 2, 1999, which vest and become exercisable ratably over a five-year term, commencing on each anniversary of the date of the grant. The SARs expire on November 2, 2009, subject to earlier termination in certain events. Upon the valid exercise of SARs, Mr. Vogel shall be entitled to receive from Liberty cash equal to the excess of the fair value of each share of AT&T Class A Liberty Media Group tracking stock with respect to which such SARs have been exercised over $37.25 per share. Notwithstanding the vesting schedule as set forth in the option agreements, the SARs will immediately vest and become exercisable if the grantee's employment with Liberty terminates by reason of disability or the grantee dies while employed by Liberty.

(2) Liberty used the low sales price per share of AT&T Class A Liberty Media Group tracking stock on the NYSE on the date of the grant in determining the grant-date market price of the security underlying the free-standing SARs.

(3) The value shown is based on the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:

         o  a 6.73% discount rate;
         o a volatility factor based upon the historical trading pattern of AT&T Class A Liberty Media Group tracking stock;
         o  the 10-year option term; and
         o the closing price of AT&T Class A Liberty Media Group tracking stock on December 31, 1999.

         The actual value the executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by the executive would not necessarily be the value determined by the model.


                                                                     (continued)

                                     III-9

         (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values. The following table sets forth information concerning exercises of stock options and SARs by the named executive officers during the year ended December 31, 1999 (numbers of securities and dollar amounts in thousands).

           AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                 Number of Securities      Value of Unexercised
                                                                                Underlying Unexercised         In-the-Money
                                               Shares                               Options/SARs at           Options/SARs at
                                              Acquired             Value         December 31, 1999 (#)       December 31, 1999
                                             on Exercise         Realized            Exercisable/             ($)Exercisable/
Name                                           (#)(1)               ($)             Unexercisable              Unexercisable
-----                                    ------------------  ----------------  -----------------------    ------------------
Robert R. Bennett
    Exercisable
       AT&T Class A Liberty Media
          Group                                    935       $    43,081                3,091                 $   130,861
       AT&T common stock                            --                --                   25                 $       941
       TCI Group Series A(2)                       191       $    10,985                   --                          --
    Unexercisable
       AT&T Class A Liberty Media
          Group                                     --                --                6,006                 $   228,723
       AT&T common stock                            --                --                   45                 $     1,685

Gary S. Howard
    Exercisable
       AT&T Class A Liberty Media
          Group                                    256       $    13,017                1,014                 $    29,876
       AT&T common stock                            39       $     1,604                   47                 $     1,797
       TCI Group Series A(2)                       116       $     5,852                   --                          --
    Unexercisable
       AT&T Class A Liberty Media
          Group                                     --                --                4,019                 $   141,702
       AT&T common stock                            --                --                   23                 $       895

Charles Y. Tanabe
    Exercisable
       AT&T Class A Liberty Media
          Group                                    240       $     8,011                   --                          --
    Unexercisable
       AT&T Class A Liberty Media
          Group                                     --                --                  960                 $    33,785

Peter N. Zolintakis
    Exercisable
       AT&T Class A Liberty Media
          Group                                    240       $     7,861                   --                          --
    Unexercisable
       AT&T Class A Liberty Media
          Group                                     --                --                  960                 $    33,785


                                                                     (continued)

                                     III-10

                                                                                 Number of Securities      Value of Unexercised
                                                                                Underlying Unexercised         In-the-Money
                                               Shares                               Options/SARs at           Options/SARs at
                                              Acquired             Value         December 31, 1999 (#)       December 31, 1999
                                             on Exercise         Realized            Exercisable/             ($)Exercisable/
Name                                           (#)(1)               ($)              Unexercisable             Unexercisable
-----                                    ------------------  ----------------  -----------------------    ------------------
David B. Koff
    Exercisable
       AT&T Class A Liberty Media
          Group                                     --                --                  623                 $    26,517
       AT&T common stock                            --                --                    4                 $       157
       TCI Group Series A(2)                         4       $       187                   --                          --
    Unexercisable
       AT&T Class A Liberty Media
          Group                                     --                --                1,131                 $    42,315

Carl E. Vogel
    Unexercisable
       AT&T Class A Liberty Media
          Group                                     --                --                  500                 $     9,781

-----------------------

(1) Represents the number of shares underlying SARs which were exercised in 1999.

(2) Represents the number of shares of TCI Group Series A tracking stock exercised and value realized prior to the AT&T merger.

         (d) Compensation of directors. No member of our board of directors receives any compensation for serving on our board. However, all members of our board are reimbursed for travel expenses incurred to attend any meetings of our board or any committee thereof.

         (e) Employment Contracts and Termination of Employment and Change in Control Arrangements. Except as described below, Liberty has no employment contracts, termination of employment agreements or change of control agreements with any of the named executive officers of Liberty.

     In connection with the AT&T merger, an employment agreement between Dr. Malone and TCI was assigned to Liberty. The term of Dr. Malone's employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase upon approval of Liberty's board. Additionally, the employment agreement provides for personal use of Liberty's aircraft and flight crew, limited to an aggregate value of $200,000 per year, and payment or reimbursement of professional fees and expenses incurred by Dr. Malone for estate and tax planning services.

     Dr. Malone's employment agreement provides, among other things, for deferral of a portion (not in excess of 40%) of the monthly compensation payable to him. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of Dr. Malone's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment.

                                                                     (continued)

                                     III-11

     Dr. Malone's employment agreement also provides that, upon termination of his employment by Liberty (other than for cause, as defined in the agreement) or if Dr. Malone elects to terminate the agreement because of a change in control of Liberty, all remaining compensation due under the agreement for the balance of the employment term shall be immediately due and payable.

     Dr. Malone's agreement provides that, during his employment with Liberty and for a period of two years following the effective date of his termination of employment with Liberty, unless termination results from a change in control of Liberty, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with the business of Liberty. The agreement provides, however, that Dr. Malone may own securities of any corporation listed on a national securities exchange or quoted in The Nasdaq Stock Market to the extent of an aggregate of 5% of the amount of such securities outstanding.

     For a period of 12 months following a change in control, as defined in Dr. Malone's employment agreement, Liberty's ability to terminate Dr. Malone's employment for cause will be limited to situations in which Dr. Malone has entered a plea of guilty to, or has been convicted of, the commission of a felony offense.

     Dr. Malone's agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments of $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences), the first of which will be payable on the first day of the month succeeding the termination of Dr. Malone's employment. In the event of Dr. Malone's death, his beneficiaries will be entitled to receive the foregoing monthly payments.

     Liberty pays a portion of the annual premiums on three whole-life insurance policies of which Dr. Malone is the insured and trusts for the benefit of members of his family are the owners. The portion that Liberty pays is equal to the "PS-58" costs, which represent the costs to buy one-year term insurance coverage as set forth in IRS Pension Service Table No. 58. For the year ending December 31, 1999, such amount will be $447,931. Liberty is the designated beneficiary of the proceeds of such policies less an amount equal to the greater of the cash surrender value thereof at the time of Dr. Malone's death and the amounts of the premiums paid by the policy owners.

     Dr. Malone deferred a portion of his monthly compensation under his previous employment agreement. The obligation to pay that deferred compensation was assumed by Liberty in connection with the AT&T merger. The compensation that he deferred (together with interest on that compensation at the rate of 13% per annum compounded annually from the date of deferral to the date of payment) will continue to be payable under the terms of the previous agreement. The rate at which interest accrues on the previously deferred compensation was established in 1983 pursuant to the previous agreement.


                                                                     (continued)
                                     III-12

         (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         Our board of directors has established an Executive Committee, whose members are John C. Malone, Paul A. Gould and Robert R. Bennett. The Executive Committee has been granted and may exercise all the powers and authority of the board in the management of our business and affairs, except as specifically prohibited by the General Corporation Law of the State of Delaware (the "DGCL"), the Liberty Charter or Liberty's bylaws. The Executive Committee does not have power or authority to:

         o approve or adopt, or recommend to the stockholders, any action or matter expressly required by the DGCL to be submitted to stockholders for approval, or

         o    adopt, amend or repeal any of Liberty's bylaws.

         On February 17, 1999, the date of the stockholders meeting approving the AT&T Merger, the TCI board of directors approved the payment by Liberty of $1 million to Paul A. Gould for his services on the special committee of TCI's board of directors in evaluating the merger transaction with AT&T and the consideration to be received by TCI's stockholders.

         Mr. Bennett is Chairman of the Board of Liberty Digital, Inc.

         Magness and Malone Transactions. On February 9, 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness (the "Magness Estate"), the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Dr. Malone and Dr. Malone's wife (together with Dr. Malone, the "Malones"), and a call agreement with the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities) (collectively, the "Magness Group"). Under these call agreements, each of the Magness Group and the Malones granted to TCI the right to acquire all of the shares of TCI's common stock owned by them ("High Voting Shares") that entitle the holder to cast more than one vote per share (the "High-Voting Stock") upon Dr. Malone's death or upon a contemplated sale of the High-Voting Shares (other than a minimal amount) to third parties. In either such event, TCI had the right to acquire such shares at a price equal to the then market price of shares of TCI's common stock of the corresponding series that entitled the holder to cast no more than one vote per share (the "Low-Voting Stock"), plus a 10% premium, or in the case of a sale, the lesser of such price and the price offered by the third party. In addition, each call agreement provides that if TCI were ever to be sold to a third party, then the maximum premium that the Magness Group or the Malones would receive for their High-Voting Shares would be the price paid for shares of the relevant series of Low-Voting Stock by the third party, plus a 10% premium. Each call agreement also prohibits any member of the Magness Group or the Malones from disposing of their High-Voting Shares, except for certain exempt transfers (such as transfers to related parties or to the other group or public sales of up to an aggregate of 5% of their High-Voting Shares after conversion to the respective series of Low-Voting Stock) and except for a transfer made in compliance with TCI's purchase right described above. TCI paid $150 million to the Malones and $124 million to the Magness Group in consideration of their entering into the call agreements, of which an aggregate of $140 million was allocated to and paid by Liberty.

                                                                     (continued)

                                     III-13

         Also in February 1998, TCI, the Magness Group and the Malones entered into a shareholders' agreement which provides for, among other things, certain participation rights by the Magness Group with respect to transactions by Dr. Malone, and certain "tag-along" rights in favor of the Magness Group and certain "drag-along" rights in favor of the Malones, with respect to transactions in the High-Voting Stock. Such agreement also provides that a representative of Dr. Malone and a representative of the Magness Group will consult with each other on all matters to be brought to a vote of TCI's shareholders, but if a mutual agreement on how to vote cannot be reached, Dr. Malone will vote the High-Voting Stock owned by the Magness Group pursuant to an irrevocable proxy granted by the Magness Group.

         In connection with the AT&T merger, Liberty became entitled to exercise TCI's rights and became subject to its obligations under the call agreement and the shareholders' agreement with respect to the AT&T Liberty Media Group Class B tracking stock acquired by the Malones and the Magness Group as a result of the AT&T merger. If Liberty were to exercise its call right under the call agreement with the Malones or the Magness Group, it may also be required to purchase High-Voting Shares of the other group if such group exercises its "tag-along" rights under the shareholders' agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners. All of our common stock is held of record by an indirect subsidiary of AT&T Corp.

         (b) Security Ownership of Management. The following table sets forth information with respect to the ownership by each director and each of the named executive officers of Liberty and by all directors and executive officers of Liberty as a group of shares of AT&T common stock and Class A and Class B Liberty Media Group tracking stock, all of which are equity securities of AT&T Corp., which owns 100% of the outstanding common stock of TCI, which in turn indirectly owns 100% of the outstanding common stock of Liberty. The table also sets forth information with respect to the ownership by each director and each of the named executive officers of Liberty and by all directors and executive officers of Liberty as a group of shares of Series A common stock of Liberty Digital, Inc., a subsidiary of Liberty. Shares of TCI's Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("TCOMP") previously reported as owned by certain directors and named executive officers of Liberty are not included in the table as all shares of TCOMP were redeemed on February 22, 2000. The AT&T Liberty Media Group tracking stock is intended to reflect the separate performance of the businesses and assets attributed to the Liberty Media Group. Liberty is included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group.

         The AT&T charter provides that, except as otherwise required by New York law or any special voting rights of AT&T preferred stock, the holders of AT&T common stock, AT&T Liberty Media Group tracking stock and AT&T preferred stock, if any, entitled to vote with the common shareholders, vote together as one class. No separate class vote is required for the approval of any matter except as described in the next sentence. The following circumstances require the separate class approval of the AT&T Liberty Media Group tracking stock:

         o any amendment to the AT&T charter that would change the total number of authorized shares or the par value of AT&T Liberty Media Group tracking stock or that would adversely change the rights of AT&T Liberty Media Group tracking stock;

                                                                     (continued)


                                     III-14

         o a Covered Disposition, which generally includes a sale or transfer by AT&T of its equity interest in Liberty or Liberty Media Group LLC or a grant of a pledge or other security interest in the equity interest of AT&T in Liberty or Liberty Media Group LLC; and

         o any merger or similar transaction in which AT&T Liberty Media Group tracking stock is converted, reclassified or changed into or otherwise exchanged for any consideration unless specified requirements are met that are generally intended to ensure that the rights of the holders are not materially altered and the composition of the holders is not changed.

In a separate shareholder vote with respect to any of the foregoing matters, the ownership of AT&T Class A Liberty Media Group and AT&T Class B Liberty Media Group tracking stock indicated in the table below as beneficially owned by (1) Dr. Malone would entitle him to cast 43.38% of the votes on such matter and (2) by all directors and executive officers as a group would entitle them to cast, in the aggregate, 43.72% of the votes on such matter. No other person named in the table below had the right, at December 31, 1999, to cast 1% or more of the votes on any such matter.

         The following information is given as of December 31, 1999 and, in the case of percentage ownership information, is based on 3,196,524,356 shares of AT&T common stock, 1,156,778,730 shares of AT&T Class A Liberty Media Group tracking stock, 108,421,114 shares of AT&T Class B Liberty Media Group tracking stock and 26,507,489 shares of Liberty Digital Series A common stock outstanding on that date. Shares of AT&T common stock, AT&T Class A and Class B Liberty Media Group tracking stock and Liberty Digital, Inc. Series A common stock issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as is known to Liberty, the persons indicated below have sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                                                    Amount and
                                                                     Nature of
                                                                    Beneficial          Percent
            Name of                                                  Ownership            of        Voting
       Beneficial Owner                 Title of Class            (in thousands)         Class       Power
  --------------------------- ---------------------------------  -----------------    -----------  ----------
  John C. Malone              AT&T common stock                     32,625  (1)(2)      1.02%         3.11%
                              Class A Liberty Media
                                 Group                               3,220  (1)(2)       *
                              Class B Liberty Media
                                 Group                              97,546  (1)(2)(3)  89.01%
                              Liberty Digital Series A                   0

  Robert R. Bennett           AT&T common stock                        273  (4)(5)       *            *
                              Class A Liberty Media
                                 Group                               3,133  (4)          *
                              Class B Liberty Media
                                 Group                                   0
                              Liberty Digital Series A                  60  (6)          *            *

                                                                     (continued)


                                     III-15


                                                                    Amount and
                                                                     Nature of
                                                                    Beneficial            Percent
        Name of                                                     Ownership                of        Voting
   Beneficial Owner                  Title of Class               (in thousands)           Class        Power
-----------------------    ---------------------------------    -----------------       -----------  ----------
  Gary S. Howard           AT&T common stock                            61  (7)(8)          *            *
                           Class A Liberty Media
                             Group                                   1,063  (7)(8)          *
                           Class B Liberty Media
                             Group                                       0
                           Liberty Digital Series A                     20  (9)             *            *

  Paul A. Gould            AT&T common stock                             0                               *
                           Class A Liberty Media
                             Group                                     765  (10)            *
                           Class B Liberty Media
                             Group                                     214                  *
                           Liberty Digital Series A                      0

  Jerome H. Kern           AT&T common stock                           906 (11)(12)(13)     *            *
                           Class A Liberty Media
                             Group                                   1,178 (11)(12)(13)     *
                           Class B Liberty Media
                             Group                                       0
                           Liberty Digital Series A                      0


  John C. Petrillo         AT&T common stock                           378  (14)            *            *
                           Class A Liberty Media
                             Group                                       0
                           Class B Liberty Media
                             Group                                       0
                           Liberty Digital Series A                      0

  Larry E. Romrell         AT&T common stock                           325  (15)(16)        *            *
                           Class A Liberty Media
                             Group                                   1,250  (15)(16)        *
                           Class B Liberty Media
                             Group                                       2                  *
                           Liberty Digital Series A                      0

                                                                     (continued)



                                     III-16

                                                                  Amount and
                                                                  Nature of
                                                                  Beneficial          Percent
       Name of                                                    Ownership             of         Voting
   Beneficial Owner               Title of Class                 (in thousands)        Class       Power
-----------------------   -------------------------------      -----------------    -----------  ----------
  Daniel E. Somers        AT&T common stock                           176  (17)         *            *
                          Class A Liberty Media
                            Group                                       0
                          Class B Liberty Media
                            Group                                       0
                          Liberty Digital Series A                      0

  David B. Koff           AT&T common stock                             4               *            *
                          Class A Liberty Media
                            Group                                     618  (18)         *
                          Class B Liberty Media
                            Group                                       0
                          Liberty Digital Series A                      0

  Charles Y. Tanabe       AT&T common stock                             1               *            *
                          Class A Liberty Media
                            Group                                       2               *
                          Class B Liberty Media
                            Group                                       0
                          Liberty Digital Series A                      0

  Carl E. Vogel           AT&T common stock                             0                            *
                          Class A Liberty Media
                            Group                                       9               *
                          Class B Liberty Media
                            Group                                       0
                          Liberty Digital Series A                      0

  Peter N. Zolintakis     AT&T common stock                            58  (19)         *            *
                          Class A Liberty Media
                            Group                                       8               *
                          Class B Liberty Media
                            Group                                       0
                          Liberty Digital Series A                      0
                          TCI Class B Preferred                         0

                                                                     (continued)


                                     III-17

                                                                          Amount and
                                                                           Nature of
                                                                          Beneficial        Percent
        Name of                                                            Ownership         of          Voting
   Beneficial Owner                        Title of Class               (in thousands)       Class       Power
-----------------------------  ------------------------------------  -----------------    -----------  ----------
  John D. Zeglis                 AT&T common stock                         1,162  (20)         *            *
                                 Class A Liberty Media
                                   Group                                       0
                                 Class B Liberty Media
                                   Group                                       0
                                 Liberty Digital Series A                      0

  All directors and
  executive officers as a
  group (16 persons)

                                 AT&T common stock                        35,970 (21)(22)     1.12%        3.23%
                                 Class A Liberty Media
                                   Group                                  11,662 (3)(21)(22)  *
                                 Class B Liberty Media
                                   Group                                  97,762 (21)        89.21%
                                 Liberty Digital Series A                     80 (23)         *            *

------------------------

*Less than one percent

(1) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 162,897 shares of AT&T common stock; (b) 3,194,600 shares of AT&T Class A Liberty Media Group tracking stock; and (c) 1,164,800 shares of AT&T Class B Liberty Media Group tracking stock.

(2) Includes 1,004,622 shares of AT&T common stock, 25,452 shares of AT&T Class A Liberty Media Group tracking stock and 1,704,718 shares of AT&T Class B Liberty Media Group tracking stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which Dr. Malone has disclaimed beneficial ownership.

(3) In connection with the AT&T merger, TCI assigned to Liberty its rights under a call agreement with Dr. Malone and Dr. Malone's wife (the "Malones") and a call agreement with the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities) (collectively, the "Magness Group"). As a result, Liberty has the right, under certain circumstances, to acquire the AT&T Class B Liberty Media Group tracking stock owned by the Malones and the Magness Group. Further, in connection with the AT&T merger, TCI assigned to Liberty its rights under a shareholders agreement with the Magness Group and the Malones, pursuant to which, among other things, Dr. Malone has an irrevocable proxy, under certain circumstances, to vote the AT&T Class B Liberty Media Group tracking stock or any super voting class of equity securities issued by Liberty held by the Magness Group. See "Relationship with AT&T and Certain Related Transactions--Other Related Party Transactions--Certain Rights to Purchase Liberty Media Group Tracking Stock," for additional information related to the call agreements and the shareholders' agreement.

                                                                     (continued)


                                     III-18

         As a result of certain provisions of the shareholders' agreement referred to above, Dr. Malone's beneficial ownership of AT&T Class B Liberty Media Group tracking stock includes 47,791,166 shares held by the Magness Group.

(4) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 23,620 shares of AT&T common stock; and (b) 3,091,162 shares of AT&T Class A Liberty Media Group tracking stock.

(5) Includes 232,710 restricted shares of AT&T common stock, none of which are currently vested.

(6) Assumes the exercise in full of stock options to acquire 60,000 shares of Liberty Digital Series A common stock, all of which are currently exercisable.

(7) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 45,835 shares of AT&T common stock; and (b) 1,013,530 shares of AT&T Class A Liberty Media Group tracking stock.

(8) Includes 5,551 restricted shares of AT&T common stock and 5,675 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which are currently vested.

(9) Assumes the exercise in full of stock options to acquire 20,000 shares of Liberty Digital Series A common stock, all of which are currently exercisable.

(10) Includes beneficial ownership of 68,550 shares of AT&T Class A Liberty Media Group tracking stock which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights.

(11) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 383,972 shares of AT&T common stock; and (b) 797,576 shares of AT&T Class A Liberty Media Group tracking stock.

(12) Includes 481,267 restricted shares of AT&T common stock and 75,670 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which are currently vested.

(13) Includes 12,798 shares of AT&T common stock and 40,200 shares of AT&T Class A Liberty Media Group tracking stock held by Mr. Kern's wife, Mary Rossick Kern, as to which Mr. Kern has disclaimed beneficial ownership.

(14) Includes beneficial ownership of 376,047 shares of AT&T common stock which may be acquired within 60 days pursuant to stock options.

(15) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 169,412 shares of AT&T common stock; and (b) 1,074,252 shares of AT&T Class A Liberty Media Group tracking stock.

(16) Includes 134,650 restricted shares of AT&T common stock and 37,634 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which are currently vested.

(17) Includes beneficial ownership of 174,498 shares of AT&T common stock which may be acquired within 60 days pursuant to stock options.

                                                                     (continued)


                                     III-19

(18) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 4,073 shares of AT&T common stock; and (b) 613,724 shares of AT&T Class A Liberty Media Group tracking stock.

(19) Includes 58,177 restricted shares of AT&T common stock, none of which are currently vested.

(20) Includes beneficial ownership of 1,153,716 shares of AT&T common stock which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights.

(21) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options granted in tandem with stock appreciation rights: (a) 2,494,070 shares of AT&T common stock; (b) 10,244,794 shares of AT&T Class A Liberty Media Group tracking stock; and (c) 1,164,800 shares of AT&T Class B Liberty Media Group tracking stock.

(22) Includes 912,355 restricted shares of AT&T common stock and 118,979 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which are currently vested.

(23) Assumes the exercise in full of stock options to acquire 80,000 shares of Liberty Digital Series A common stock, all of which are currently exercisable.

         (c) Change of Control. On March 9, 1999, the Company became a wholly-owned subsidiary of AT&T pursuant to the AT&T Merger. See "Item 8. Financial Statements and Supplementary Data" for additional information regarding the AT&T Merger. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


                                                                     (continued)


                                     III-20

Item 13. Certain Relationships and Related Transactions.

         (a)      Transactions with Management and Others.

         RELATIONSHIP WITH AT&T.

         Liberty is a wholly owned subsidiary of AT&T Broadband, LLC (the successor to TCI, which was converted into a Delaware limited liability company of which AT&T is the sole member on March 10, 2000 and renamed AT&T Broadband,
LLC). The businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of AT&T's Liberty Media Group, which was created in connection with the AT&T merger. The assets attributed to the Liberty Media Group that are not also currently assets of Liberty consist of approximately 21.4 million shares of common stock of Teligent, Inc., which are held indirectly by AGI LLC, and interests in each of the following subsidiaries of AT&T: Liberty AGI, Inc., Liberty SP, Inc. and LMC Interactive, Inc. Neither Liberty SP, Inc. nor Liberty AGI, Inc. currently has any significant assets. LMC Interactive, Inc.'s assets consist of an 8% interest in Liberty Digital.

         AT&T's Liberty Media Group tracking stock, which is intended to reflect the separate performance of the Liberty Media Group, is capital stock of AT&T. It is not stock of Liberty.

         In connection with the AT&T merger, a number of agreements were entered into and governance arrangements put in place that address the relationship between AT&T and Liberty.

         LIBERTY ORGANIZATIONAL DOCUMENTS The Liberty Charter provides that Liberty will have three classes of directors, each of which is to have the same number of directors, as follows:

     o   the Class A Directors, who are elected for a term of one year;

     o   the Class B Directors, who are elected for a term of seven years; and

     o   the Class C Directors, who are elected for a term of ten years.

         The current Class B Directors and Class C Directors were designated by TCI prior to the AT&T merger and, unless they resign, die or are otherwise removed, will comprise two-thirds of the Liberty board until at least 2006. The members of the Liberty board are only removable for cause (as defined in the Liberty Charter) and, in the event of the death or resignation of a director in any class, the remaining directors of that class are to choose a successor.

         Under Delaware law, the Liberty board manages the business and affairs of Liberty. In accordance with the Liberty Charter and bylaws, action by the Liberty board generally requires the affirmative vote of a majority of the directors present at a meeting at which a quorum is present, which majority must include a majority of the Class B Directors and Class C Directors.

         The officers of Liberty include the executive officers who were formerly in charge of overseeing the businesses of TCI's former Liberty Media Group and TCI Ventures Group. The Liberty Charter provides that officers of Liberty may only be removed by the Liberty board by the affirmative vote described above. Similar governance arrangements were instituted with respect to each of the subsidiaries of AT&T which are attributed to Liberty Media Group that are not also assets of Liberty.

                                                                     (continued)


                                     III-21

         CONTRIBUTION AGREEMENT. Liberty is a party to a Contribution Agreement entered into immediately prior to the AT&T merger. The Contribution Agreement provides that, in the event of a Triggering Event, Liberty will be obligated to transfer all of its assets and liabilities to Liberty Media Group LLC, an entity controlled by Liberty's current management through Liberty Management LLC, the managing member, unless the Triggering Event is waived by Liberty Management LLC. The subsidiary of AT&T that holds the stock of Liberty as well as the subsidiaries of AT&T which are attributed to Liberty Media Group that are not also assets of Liberty is also a party to the Contribution Agreement and is obligated under the same circumstances to contribute the subsidiaries of AT&T which are attributed to Liberty Media Group that are not also assets of Liberty or the assets of those subsidiaries to Liberty Media Group LLC. A Triggering Event will occur if the incumbent Class B and Class C directors, and their successors, cease to constitute a majority of the Liberty board, or Liberty Management LLC reasonably determines that such event is reasonably likely to occur.

         AT&T TRACKING STOCK AMENDMENT. AT&T's certificate of incorporation was amended in connection with the AT&T merger in order to authorize the AT&T Liberty Media Group tracking stock. Of particular relevance to Liberty is a provision that requires a separate class vote of the holders of Liberty Media Group tracking stock to authorize a Covered Disposition, which generally includes a sale or transfer by AT&T of its equity interest in Liberty or Liberty Media Group LLC or a grant of a pledge or other security interest in the equity interest of AT&T in Liberty or Liberty Media Group LLC. Such separate approval would not be required in connection with a redemption permitted by AT&T's amended certificate of incorporation of all of the outstanding Liberty Media Group tracking stock in exchange for all of the shares of common stock of a subsidiary of AT&T that holds all of the assets and liabilities of the Liberty Media Group and satisfies certain other requirements.

         AT&T's amended certificate of incorporation also provides that neither the Liberty Media Group nor the AT&T Common Stock Group will have any duty, responsibility or obligation to refrain from any of the following:

     o engaging in the same or similar activities or lines of business as any member of the other group;

     o doing business with any potential or actual supplier or customer of any member of the other group; or

     o engaging in, or refraining from, any other activities whatsoever relating to any of the potential or actual suppliers or customers of any member of the other group.

         Further, neither the Liberty Media Group nor the AT&T Common Stock Group will have any duty, responsibility or obligation:

     o to communicate or offer any business or other corporate opportunity to any other person (including any business or other corporate opportunity that may arise that either group may be financially able to undertake, and that are, from their nature, in the line of more than one group's business and are of practical advantage to more than one group);

     o to provide financial support to the other group (or any member thereof); or

     o   otherwise to assist the other group.

                                                                     (continued)


                                     III-22

         The foregoing provisions of the AT&T certificate of incorporation do not prevent any member of the Liberty Media Group (including Liberty) from entering into written agreements with AT&T or any other member of the AT&T Common Stock Group to define or restrict any aspect of the relationship between the groups.

         INTER-GROUP AGREEMENT. AT&T, for itself and on behalf of the members of the Common Stock Group, on the one hand, and Liberty, Liberty Media Group LLC and each subsidiary of AT&T which is attributed to Liberty Media Group that is not also owned by Liberty, for themselves and on behalf of the members of the Liberty Media Group, on the other hand, entered into the Inter-Group Agreement, in connection with the AT&T merger. A summary of the material provisions of the Inter-Group Agreement is set forth below.

         Neither the AT&T Common Stock Group Nor the Liberty Media Group Is Required to Offer Financial Support or Corporate Opportunities to the Other. In general, neither the AT&T Common Stock Group nor the Liberty Media Group will have any obligation or responsibility to provide financial support or offer corporate opportunities to the other group or to otherwise assist the other group. Generally, neither group will have any rights to the tradenames, trademarks or other intellectual property rights of the other group.

         There are Restrictions on the Incurrence of Debt and Other Financial Obligations. Neither the Liberty Media Group nor the AT&T Common Stock Group may incur any debt or other obligation, including any preferred equity obligation, that has or purports to have recourse to any member, or to the assets of any member, of the other group. In addition, unless otherwise expressly agreed between the two groups, no member of the Liberty Media Group or the AT&T Common Stock Group may enter into any agreement, or incur any other liability or obligation, that binds or purports to bind or impose any liabilities or obligation on any member of the other group. AT&T may not attribute any debt or other obligation to, or create, authorize or issue any AT&T preferred stock that is attributed to, the Liberty Media Group without the consent of the Liberty board.

         The Liberty Media Group may not incur any debt, other than the refinancing of debt without any increase in amount, that would cause the total indebtedness of the Liberty Media Group at any time to be in excess of 25% of the total market capitalization of the Liberty Media Group tracking stock, if the excess debt would adversely affect the credit rating of AT&T. Prior to incurring any debt that would exceed the 25% threshold, the Liberty Media Group is required to consult with AT&T and, if requested by AT&T, with two nationally recognized credit rating agencies to be selected by each of Liberty and AT&T to determine if the incurrence of the excess debt would adversely affect the credit rating of AT&T.

         Each Group is Solely Responsible for its Costs and Liabilities; Indemnification. Each of the Liberty Media Group and the AT&T Common Stock Group will be solely responsible for all claims, obligations, liabilities and costs arising from that group's operations and businesses, whether arising before or after the AT&T merger.

         Each of the Liberty Media Group and the AT&T Common Stock Group is required to indemnify the other group and to hold the other group harmless against all claims, liabilities, losses and expenses, including attorneys' fees, allocated to the indemnifying group in accordance with the previous paragraph.


                                                                     (continued)


                                     III-23

         AT&T May Generally Not Allocate Corporate Overhead Expenses to the Liberty Media Group. The AT&T Common Stock Group may not allocate general overhead expenses to the Liberty Media Group, except (1) to the extent that the Liberty Media Group receives specific services pursuant to services agreements or similar arrangements between the AT&T Common Stock Group and the Liberty Media Group and (2) if the Liberty Media Group uses the same independent accounting firm as AT&T, an allocable share of the fees and expenses of such firm for AT&T's annual audits.

         Liberty Has a Limited Ability to Issue its own Stock. Liberty may issue shares of its common stock and may authorize and issue shares of its preferred stock only if, after giving effect to the issuance, AT&T would still be able to include Liberty on its consolidated federal income tax return and Liberty would remain a "Qualified Subsidiary" for purposes of the tax-free distribution rules of Section 355 of the Code. Currently, Liberty would deconsolidate from AT&T if Liberty issued an amount of shares that would result in neither AT&T nor a subsidiary of AT&T owning at least 80% of the total combined voting power of all classes of stock of Liberty entitled to vote and 80% of the fair market value of all classes of stock of Liberty. For purposes of the preceding sentence, "stock" does not include stock which is not entitled to vote, which is limited and preferred as to dividends and does not participate in corporate growth to any significant extent, which has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium), and which is not convertible into another class of stock.

         Any Proceeds from the Issuance of AT&T Liberty Media Group Tracking Stock will be Contributed to Liberty. The net proceeds of any issuance or sale of AT&T Liberty Media Group tracking stock are generally required to be contributed by AT&T to Liberty. The parties have entered into a supplement to the Inter-Group Agreement to provide an exception to this requirement and have made alternative arrangements regarding The Associated Group, Inc.

         AT&T will Include in its SEC Reports Combined Financial Statements of the Liberty Media Group. For so long as AT&T Liberty Media Group tracking stock is outstanding, AT&T will include in its filings with the SEC combined financial statements of the Liberty Media Group.

         AT&T will Not Take Any Actions Involving the Equity of Liberty. AT&T has also agreed that it will not, and will not permit any member of the AT&T Common Stock Group to, directly or indirectly:

     o sell, transfer, dispose of or otherwise convey, whether by merger, consolidation, sale or contribution of assets or stock, or otherwise, any direct or indirect equity interest of AT&T in Liberty;

     o incur any indebtedness secured by, or pledge or grant a lien, security interest or other encumbrance on, any direct or indirect equity interest of AT&T in Liberty; or

     o create any derivative instrument whose value is based on any direct or indirect equity interest of AT&T in Liberty;

except that the foregoing will not apply to:

     o any of the foregoing approved by the Liberty board by the affirmative vote described under "--Liberty Organizational Documents" above;

                                                                     (continued)


                                     III-24

     o AT&T's issuance or sale of its own securities, other than indebtedness secured by any direct or indirect equity interest of AT&T in Liberty and other than any security convertible into or exercisable or exchangeable for, or any derivative instrument whose value is based on, any direct or indirect equity interest of AT&T in Liberty; or

     o AT&T's participation in any merger, consolidation, exchange of shares or other business combination transaction in which AT&T, or its successors, continues immediately following the transaction to hold the same interest in the business, assets and liabilities comprising the Liberty Media Group that it held immediately prior to the transaction, other than as a result of any action by Liberty or any other person included in the Liberty Media Group.

         AT&T has also agreed that for so long as any AT&T Liberty Media Group tracking stock is outstanding, AT&T will not, and will not permit any member of the AT&T Common Stock Group to, intentionally take any action that AT&T knows would have the effect of deconsolidating Liberty from the AT&T consolidated group for federal income tax purposes. This restriction will not apply to certain dispositions or redemptions expressly contemplated by AT&T's amended certificate of incorporation or to a Covered Disposition approved by the separate class vote of the holders of AT&T Liberty Media Group tracking stock.

         INTERCOMPANY AGREEMENT. In connection with the AT&T merger, AT&T, on behalf of itself and the members of the Common Stock Group, and Liberty, on behalf of itself and the members of the Liberty Media Group, entered into an Intercompany Agreement, the material provisions of which are described below.

         Preferred Vendor Status. Liberty will be granted preferred vendor status with respect to access, timing and placement of new programming services. This means that AT&T will use its reasonable efforts to provide digital basic distribution of new services created by Liberty and its affiliates, on mutual "most favored nation" terms and conditions and otherwise consistent with industry practices, subject to the programming meeting standards that are consistent with the type, quality and character of AT&T's cable services as they may evolve over time.

         Extension of Term of Affiliation Agreements. AT&T will agree to extend any existing affiliation agreement of Liberty and its affiliates that expires on or before March 9, 2004, to a date not before March 9, 2009, if most favored nation terms are offered and the arrangements are consistent with industry practice.

         Interactive Video Services. AT&T will enter into arrangements with Liberty for interactive video services under one of the following two arrangements, which will be at the election of AT&T:

     o Pursuant to a five-year arrangement, renewable for an additional four-year period on then-current most favored nation terms, AT&T will make available to Liberty capacity equal to one 6 megahertz channel (in digital form and including interactive enablement, first screen access and hot links to relevant web sites--all to the extent implemented by AT&T cable systems) to be used for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. The foregoing, however, will not compel AT&T to disrupt other programming or other channel arrangements. The suite of services are to be accessible through advanced set-top devices or boxes deployed by AT&T, except that, unless specifically addressed in a mutually acceptable manner, AT&T will have no obligation to deploy set-top devices or boxes of a type, design or cost materially different from that it would otherwise have deployed. The content categories may include, among others, music, travel, health, sports, books, personal finance, automotive, home video sales and games; or


                                     III-25

     o AT&T may enter into one or more mutually agreeable ventures with Liberty for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. Each venture will be structured as a 50/50 venture for a reasonable commercial term and provide that AT&T and Liberty will not provide interactive services in the category(s) of interactive video services provided through the venture for the duration of such term other than the joint venture services in the applicable categories. When the distribution of interactive video services occurs through a venture arrangement, AT&T will share in the revenue and expense of the provision of the interactive services pro rata to its ownership interest in lieu of the commercial arrangements described in the preceding paragraph. At the third anniversary of the formation of any such venture, AT&T may elect to purchase the ownership interest of Liberty in the venture at fair market value. The parties will endeavor to make any such transaction tax efficient to Liberty.

         TAX SHARING AGREEMENT. Liberty, for itself and each member of the Liberty Media Group, is a party to a tax sharing agreement that provides, among other things, that:

     o to the extent that the inclusion of the Liberty Media Group within the consolidated U.S. federal income tax return (or any combined, consolidated or unitary tax return) filed by a member of the AT&T Common Stock Group increases tax liability for any period, the Liberty Media Group will be responsible for paying the AT&T Common Stock Group an amount equal to the increased tax liability; and

     o to the extent that the Liberty Media Group's inclusion within the consolidated U.S. federal income tax return (or any combined, consolidated or unitary tax return) filed by a member of the AT&T Common Stock Group reduces tax liability for any period, the AT&T Common Stock Group will be responsible for paying the Liberty Media Group an amount equal to the reduced tax liability.

         The net operating loss for U.S. federal income tax purposes of the affiliated group of which TCI was the common parent at the time of the AT&T merger (the "TCI Affiliated Group") will be allocated to the Liberty Media Group (the "Allocated NOL") to offset any obligations it would otherwise incur under the tax sharing agreement for periods subsequent to March 9, 1999 (the date of the AT&T merger). If the Liberty Media Group is deconsolidated for U.S. federal income tax purposes from the affiliated group of which AT&T is the parent corporation, the AT&T Common Stock Group will be required to pay the Liberty Media Group an amount equal to the product of the amount of the Allocated NOL that has not been used as an offset to the Liberty Media Group's obligations under the tax sharing agreement, and that has been, or is reasonably expected to be, utilized by the AT&T Common Stock Group and 35%. Certain other tax carryovers of the TCI Affiliated Group will be allocated to the AT&T Common Stock Group to offset any obligations it would otherwise incur under the tax sharing agreement for periods subsequent to the AT&T merger on March 9, 1999. In general, with respect to the TCI Affiliated Group, for periods ending on or prior to March 9, 1999:

     o the Liberty Media Group will pay the TCI Group any portion of regular tax liability attributable to TCI's former Liberty Media Group or TCI Ventures Group;

     o any regular tax losses or other tax attributes may be used by the Liberty Media Group or the TCI Group without compensation to any other group; and


                                                                     (continued)

                                     III-26

     o if the TCI Affiliated Group has an alternative minimum tax liability, the group, if any, generating alternative minimum tax losses will be paid for such losses to the extent that such losses reduce alternative minimum tax liability of the TCI Affiliated Group, but the Liberty Media Group will not otherwise be required to pay its share of such alternative minimum tax liability.

         FACILITIES AND SERVICES AGREEMENT. TCI and Liberty entered into a facilities and services agreement effective upon the consummation of the AT&T merger. Pursuant to the agreement, AT&T Broadband, LLC (as successor to TCI) provides Liberty with administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by AT&T Broadband's accounting, finance, corporate, legal and tax departments. In addition, the agreement provides Liberty with office space at AT&T Broadband's facilities, permits Liberty to obtain certain liability, property and casualty insurance under AT&T Broadband's policies and allows for the reciprocal use by AT&T Broadband and Liberty of each other's aircraft. Pursuant to the agreement, Liberty reimburses AT&T Broadband for all direct expenses incurred by AT&T Broadband in providing services thereunder and a pro rata share of all indirect expenses incurred by AT&T Broadband in connection with the rendering of such services, including a pro rata share of the salary and other compensation of AT&T Broadband employees performing services for Liberty and rental expenses for the office space of AT&T Broadband used by Liberty. The obligations of AT&T Broadband to provide services under the Agreement will continue in effect:

     o until terminated by Liberty at any time on not less than 180 days' notice to AT&T Broadband, or by AT&T Broadband at any time after December 31, 2001, on not less than six months' notice to Liberty; or

     o until March 31, 2000 with respect to the services of personnel and December 31, 2001 with respect to all other services.

Liberty was allocated less than $1 million, $2 million, $13 million and $13 million, respectively, in corporate and general and administrative costs by TCI, for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the years ended December 31, 1998 and 1997, respectively.

OTHER RELATED PARTY TRANSACTIONS

         Malone Transactions. For a discussion of certain transactions between the Malones, the Magness Group and Liberty, see "Item 11. Executive Compensation
- (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions - Magness and Malone Transactions."

                                                                     (continued)



                                     III-27

         Affiliation Agreements. TCI is party to affiliation agreements pursuant to which it purchases programming from subsidiaries and affiliates of Liberty. TCI Cable systems subsequently acquired by AT&T in the AT&T merger operate under the name of AT&T Broadband. Certain of these agreements provide for penalties and charges in the event the supplier's programming is not carried on AT&T Broadband's cable systems or not delivered to a contractually specified number of customers. Charges to AT&T Broadband for such programming is generally based on customary rates and often provide for payments to AT&T Broadband by Liberty's subsidiaries and business affiliates for marketing support. In July 1997, AT&T Broadband entered into a 25 year affiliation agreement with Starz Encore Media Group pursuant to which AT&T Broadband is obligated to pay monthly fixed amounts in exchange for unlimited access to Encore and STARZ! programming. Also in 1997, in connection with the merger of Liberty Digital and DMX, AT&T Broadband transferred to Liberty Digital the right to receive all revenue from sales of DMX music services to AT&T Broadband's residential and commercial subscribers, net of an amount equal to 10% of revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees under AT&T Broadband's existing affiliation agreements. Liberty received $180 million, $43 million, $162 million and $155 million in revenue for programming services provided to AT&T Broadband for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the years ended December 31, 1998 and 1997, respectively.

         Business Relationships with Directors. In connection with the AT&T merger, Liberty paid Jerome H. Kern, a director of Liberty, the sum of $10 million for his services in negotiating the merger agreement and completing the merger. Liberty also paid Paul A. Gould, a director of Liberty, the sum of $1 million for his services on the special committee of TCI's board of directors in evaluating the AT&T merger and the consideration to be received by TCI's stockholders.

         From time to time, Liberty retains Peter Kern and/or Gemini Associates, Inc., a company controlled by Peter Kern, to act as an advisor on certain business transactions. Peter Kern is the son of Jerome H. Kern, a director of Liberty. In connection with these engagements, Peter Kern and Gemini Associates received approximately $1.0 million from Liberty in each of 1998 and 1999, and approximately $300,000 from TCI in 1998.

         Indemnification of Certain of Our Employees. In connection with the AT&T merger, certain employees (including directors and executive officers) of Liberty who were officers or directors of TCI prior to the AT&T merger received undertakings of indemnification from TCI with respect to the effects of U.S. federal excise taxes that may become payable by them as a result of the AT&T merger and the resulting change in control of TCI. Pursuant to the Inter-Group Agreement, each of the Liberty Media Group and the AT&T Common Stock Group are responsible for all obligations to their respective officers and employees. Accordingly, following the AT&T merger, these tax protection undertakings to Liberty Media Group officers and employees became Liberty's obligations.

         Liberty believes that the foregoing business dealings with management were based upon terms no less advantageous to Liberty than those which would be available in dealing with unaffiliated persons.

         Other Transactions. National Digital Television Center, a subsidiary of TCI ("NDTC"), leases transponder facilities to certain Liberty subsidiaries. Charges by NDTC for such arrangements were $20 million for the ten months ended December 31, 1999, $4 million for the two months ended February 28, 1999, respectively, and $25 million and $65 million for the years ended December 31, 1998 and 1997, respectively.


                                                                     (continued)


                                     III-28

         In addition, effective as of December 16, 1997, NDTC, on behalf of TCI and other cable operators that may be designated from time to time by NDTC, entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation, which has since merged with Motorola Inc., to purchase advanced digital set-top terminals during the calendar years 1998, 1999 and 2000. In connection with the Digital Terminal Purchase Agreement, General Instrument granted to NDTC warrants to purchase shares of General Instrument common stock, a portion of which become exercisable each year if a sufficient number of set-top terminals is purchased during that year. The 1998 purchase commitment of 1.5 million set-top terminals was met, resulting in warrants to purchase 4.9 million shares of General Instrument common stock vesting on January 1, 1999. The 1999 purchase commitment of 1.8 million set-top terminals was met, resulting in warrants to purchase 5.8 million shares of General Instrument common stock vesting on January 1, 2000. As a result of the merger of General Instrument and Motorola on January 5, 2000, Liberty's vested warrants are exercisable for approximately 6.1 million shares of Motorola common stock. The purchase commitment for 2000 is 3.2 million set-top terminals, which, if satisfied, will result in warrants to purchase approximately 6.2 million shares of Motorola common stock vesting on January 1, 2001. In connection with the AT&T merger, these warrants were transferred to Liberty in exchange for approximately $176 million in cash. The AT&T Common Stock Group has agreed to pay the Liberty Media Group $14.35, adjusted as appropriate for any change in the capitalization of Motorola, for each warrant that does not vest as a result of any purchase commitment not having been met. In addition, no member of the AT&T Common Stock Group may amend or modify the Digital Terminal Purchase Agreement without the prior written consent of the Liberty Media Group.

         On January 14, 2000, the Liberty Media Group completed its acquisition of The Associated Group, Inc. pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 28, 1999, among AT&T, A-Group Merger Corp., a wholly owned subsidiary of AT&T, Liberty and Associated Group. In this transaction, Associated Group was acquired by and became a member of the Liberty Media Group through the merger of A-Group Merger Corp into Associated Group. In the merger, each share of Associated Group's Class A common stock and Class B common stock was converted into 0.49634 shares of AT&T common stock and 1.20711 shares of AT&T Class A Liberty Media Group tracking stock. Prior to the merger, Associated Group was principally engaged in the ownership and operation of interests in various communications-related businesses. Associated Group's primary assets were:

     o   approximately 19.7 million shares of AT&T common stock;

     o approximately 23.4 million shares of AT&T Class A Liberty Media Group tracking stock;

     o approximately 5.3 million shares of AT&T Class B Liberty Media Group tracking stock;

     o approximately 21.4 million shares of common stock, representing approximately a 40% interest, of Teligent, Inc., a full-service, facilities-based communications company; and

     o all of the outstanding shares of common stock of TruePosition, Inc., a wholly-owned subsidiary of Associated Group which provides location services for wireless carriers and users designed to determine the location of any wireless transmitters, including cellular and PCS telephones.


                                                                     (continued)


                                     III-29

Immediately following the completion of the merger, all of the shares of AT&T common stock, Class A Liberty Media Group tracking stock and Class B Liberty Media Group tracking stock previously held by Associated Group were retired by AT&T and all of the businesses and assets of Associated Group, other than its interest in Teligent, were transferred to Liberty. A member of the Liberty Media Group other than Liberty holds Associated Group's interest in Teligent.

         Pursuant to an asset purchase agreement with CSG Systems International, Inc., a member of the former TCI Ventures Group acquired warrants to purchase shares of common stock of CSG, related registration rights and a right to receive a contingent cash payment of $12 million. In connection with the AT&T merger, these warrants and rights were transferred to a subsidiary of Liberty. On April 13, 1999, the CSG warrants were exercisable for 3 million shares of common stock of CSG, and AT&T purchased these warrants for $25.075 per share, or an aggregate purchase price of $75.2 million. The related registration rights were also assigned to AT&T on that date. The vesting of the CSG warrants is contingent on AT&T meeting certain subscriber commitments to CSG. If any warrants do not vest, a Liberty subsidiary must repurchase the unvested warrants from AT&T, with interest at 6% from April 12, 1999. Liberty has guaranteed the obligation of its subsidiary to repurchase any unvested warrants.


                                     III-30

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Included in Part II of this Report:                                                          Page No.
                                                                                             --------
Liberty Media Corporation:

         Independent Auditors' Report                                                           II-22

         Consolidated Balance Sheets,
           December 31, 1999 and 1998                                                     II-23 to II-24

         Consolidated Statements of Operations and
           Comprehensive Earnings,
               Ten months ended December 3, 1999
               Two months ended February 28, 1999
               Years ended December 31, 1998 and 1997                                           II-25

         Consolidated Statements of Stockholders' Equity,
           Ten months ended December 3, 1999
           Two months ended February 28, 1999
           Years ended December 31, 1998 and 1997                                         II-26 to II-27

         Consolidated Statements of Cash Flows,
           Ten months ended December 3, 1999
           Two months ended February 28, 1999
           Years ended December 31, 1998 and 1997                                               II-28

         Notes to Consolidated Financial Statements,
           December 31, 1999, 1998 and 1997                                               II-29 to II-67


(a) (2)  Financial Statement Schedules

         None.

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1 Restated Certificate of Incorporation of Liberty, dated March 8, 1999 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Liberty Media Corporation (File No. 333-86491) as filed on September 3, 1999 (the "Liberty S-4 Registration Statement")).

     3.2 Bylaws of Liberty, as adopted March 8, 1999 (incorporated by reference to Exhibit 3.2 of the Liberty S-4 Registration Statement).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

     4.1 Indenture dated as of July 7, 1999, between Liberty and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Liberty S-4 Registration Statement).

     4.2 First Supplemental Indenture dated as of July 7, 1999, between Liberty and The Bank of New York (incorporated by reference to
            Exhibit 4.2 to the Liberty S-4 Registration Statement).

     4.3    Form of 7-7/8% Senior Note due 2009 (incorporated by reference to
            Exhibit 4.4 to the Liberty S-4 Registration Statement).

     4.4 Form of 8-1/2% Senior Debenture due 2029 (incorporated by reference to Exhibit 4.5 to the Liberty S-4 Registration Statement).

     4.5 Second Supplemental Indenture dated as of November 16, 1999, between Liberty and The Bank of New York (incorporated by reference to
            Exhibit 4.6 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-93917) as filed on December 30, 1999 (the "Liberty S-1 Registration Statement")).

     4.6 Registration Rights Agreement dated as of November 16, 1999 among Liberty Media Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 4.7 to the Liberty S-1 Registration Statement).

     4.7 Form of 4% Senior Exchangeable Debentures due 2029 (incorporated by reference to Exhibit 4.8 to the Liberty S-1 Registration Statement).

     4.8 Third Supplemental Indenture dated as of February 2, 2000, between Liberty and The Bank of New York.

     4.9 Registration Rights Agreement dated as of February 2, 2000, among Liberty, Lehman Brothers Inc. and Salomon Smith Barney Inc.

     4.10   Form of 8-1/4% Senior Debenture due 2030.

     4.11 Fourth Supplemental Indenture dated as of February 10, 2000, between Liberty and The Bank of New York.

     4.12 Registration Rights Agreement dated as of February 10, 2000, between Liberty and Salomon Smith Barney Inc.

     4.13   Form of 3-3/4% Senior Exchangeable Debenture due 2030.

     4.14 Liberty undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.


10 - Material Contracts:

     10.1 Contribution Agreement dated March 9, 1999, by and among Liberty Media Corporation, Liberty Media Management LLC, Liberty Media Group LLC and Liberty Ventures Group LLC (incorporated by reference to
            Exhibit 10.1 to the Liberty S-4 Registration Statement).

     10.2 Inter-Group Agreement dated as of March 9, 1999, between AT&T Corp. and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Liberty S-4 Registration Statement).

     10.3 Intercompany Agreement dated as of March 9, 1999, between Liberty and AT&T Corp. (incorporated by reference to Exhibit 10.3 to the Liberty S-4 Registration Statement).

     10.4 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty S-4 Registration Statement).

     10.5 First Amendment to Tax Sharing Agreement dated as o May 28, 1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).

     10.6 Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Liberty S-l Registration Statement).

     10.7 Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).

     10.8 Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).

10 - Material Contracts:


     10.9 Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).

     10.10 Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty S-l Registration Statement).

     10.11 Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Liberty S-l Registration Statement).

     10.12 Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Liberty S-1 Registration Statement).

     10.13 Amended and Restated Contribution Agreement dated January 14, 2000, by and among Liberty Media Corporation, Liberty Media Management LLC, Liberty Media Group LLC, Liberty Ventures Group LLC, The Associated Group, Inc. and Liberty AGI, Inc. (incorporated by reference to Exhibit 10.13 to the Liberty S-1 Registration Statement).

     10.14 First Supplement to Inter-Group Agreement dated as of May 28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Liberty S-1 Registration Statement).

     10.15 Second Supplement to Inter-Group Agreement dated as of September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Liberty S-1 Registration Statement).

     10.16 Third Supplement to Inter-Group Agreement dated as of October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Liberty S-1 Registration Statement).

     10.17 Fourth Supplement to Inter-Group Agreement dated as of December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Liberty S-1 Registration Statement).

10 - Material Contracts:


     10.18 Fifth Supplement to Inter-Group Agreement dated as of December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Liberty S-1 Registration Statement).

     10.19 Sixth Supplement to Inter-Group Agreement dated as of December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Liberty S-1 Registration Statement).

     10.20 Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Liberty S-1 Registration Statement).

     10.21 Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John
            C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration Statement).


21 - Subsidiaries of Liberty Media Corporation (incorporated by reference to
     Exhibit 22 to the Liberty S-4 Registration Statement).


27 - Financial data schedule


(b)      Report on Form 8-K filed during the quarter ended December 31, 1999:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LIBERTY MEDIA CORPORATION



Dated:  March 27, 2000                     By /s/     Charles Y. Tanabe
                                             -------------------------------
                                                      Charles Y. Tanabe
                                                 Senior Vice President and
                                                       General Counsel


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                                   Title                               Date
              ---------                                   -----                               ----
/s/    John C. Malone                           Chairman of the Board,                        March 27, 2000
--------------------------------------             and Director
       John C. Malone


 /s/   Robert R. Bennett                        Director, President and Chief                 March 27, 2000
--------------------------------------             Executive Officer
       Robert R. Bennett


 /s/   Gary S. Howard                           Director, Executive Vice                      March 27, 2000
--------------------------------------             President and Chief
       Gary S. Howard                              Operating Officer


 /s/   Jerome H. Kern                           Director                                      March 27, 2000
--------------------------------------
       Jerome H. Kern


 /s/   Paul A. Gould                            Director                                      March 27, 2000
--------------------------------------
       Paul A. Gould


 /s/   Larry E. Romrell                         Director                                      March 27, 2000
--------------------------------------
       Larry E. Romrell

                                                Director
--------------------------------------
       John C. Petrillo

                                                Director
--------------------------------------
       Daniel E. Somers

                                                Director
--------------------------------------
       John D. Zeglis


 /s/   Kathryn Douglass                         Vice President and Controller                 March 27, 2000
--------------------------------------            (Principal Financial Officer
       Kathryn Douglass                           and Principal Accounting
                                                  Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
3 - Articles of Incorporation and Bylaws:

     3.1    Restated Certificate of Incorporation of Liberty, dated March 8,
            1999 (incorporated by reference to Exhibit 3.1 to the Registration
            Statement on Form S-4 of Liberty Media Corporation (File No.
            333-86491) as filed on September 3, 1999 (the "Liberty S-4
            Registration Statement")).

     3.2 Bylaws of Liberty, as adopted March 8, 1999 (incorporated by reference to Exhibit 3.2 of the Liberty S-4 Registration Statement).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

     4.1    Indenture dated as of July 7, 1999, between Liberty and The Bank of
            New York (incorporated by reference to Exhibit 4.1 to the Liberty
            S-4 Registration Statement).

     4.2    First Supplemental Indenture dated as of July 7, 1999, between
            Liberty and The Bank of New York (incorporated by reference to
            Exhibit 4.2 to the Liberty S-4 Registration Statement).

     4.3    Form of 7-7/8% Senior Note due 2009 (incorporated by reference to
            Exhibit 4.4 to the Liberty S-4 Registration Statement).

     4.4 Form of 8-1/2% Senior Debenture due 2029 (incorporated by reference to Exhibit 4.5 to the Liberty S-4 Registration Statement).

     4.5    Second Supplemental Indenture dated as of November 16, 1999, between
            Liberty and The Bank of New York (incorporated by reference to
            Exhibit 4.6 to the Registration Statement on Form S-1 of Liberty
            Media Corporation (File No. 333-93917) as filed on December 30, 1999
            (the "Liberty S-1 Registration Statement")).

     4.6    Registration Rights Agreement dated as of November 16, 1999 among
            Liberty Media Corporation and Donaldson, Lufkin & Jenrette
            Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, Goldman, Sachs & Co., and Salomon Smith Barney Inc.
            (incorporated by reference to Exhibit 4.7 to the Liberty S-1
            Registration Statement).

     4.7 Form of 4% Senior Exchangeable Debentures due 2029 (incorporated by reference to Exhibit 4.8 to the Liberty S-1 Registration Statement).

     4.8    Third Supplemental Indenture dated as of February 2, 2000, between
            Liberty and The Bank of New York.

     4.9    Registration Rights Agreement dated as of February 2, 2000, among
            Liberty, Lehman Brothers Inc. and Salomon Smith Barney Inc.

     4.10   Form of 8-1/4% Senior Debenture due 2030.

     4.11   Fourth Supplemental Indenture dated as of February 10, 2000, between
            Liberty and The Bank of New York.

     4.12   Registration Rights Agreement dated as of February 10, 2000, between
            Liberty and Salomon Smith Barney Inc.

     4.13   Form of 3-3/4% Senior Exchangeable Debenture due 2030.

     4.14   Liberty undertakes to furnish the Securities and Exchange
            Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

     10.1   Contribution Agreement dated March 9, 1999, by and among Liberty
            Media Corporation, Liberty Media Management LLC, Liberty Media Group
            LLC and Liberty Ventures Group LLC (incorporated by reference to
            Exhibit 10.1 to the Liberty S-4 Registration Statement).

     10.2   Inter-Group Agreement dated as of March 9, 1999, between AT&T Corp.
            and Liberty Media Corporation, Liberty Media Group LLC and each
            Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Liberty S-4 Registration
            Statement).

     10.3 Intercompany Agreement dated as of March 9, 1999, between Liberty and AT&T Corp. (incorporated by reference to Exhibit 10.3 to the Liberty S-4 Registration Statement).

     10.4   Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T
            Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty
            Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
            Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty
            S-4 Registration Statement).

     10.5 First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration
            Statement).

     10.6   Second Amendment to Tax Sharing Agreement dated as of September 24,
            1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Liberty S-l Registration
            Statement).

     10.7   Third Amendment to Tax Sharing Agreement dated as of October 20,
            1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration
            Statement).

     10.8   Fourth Amendment to Tax Sharing Agreement dated as of October 28,
            1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration
            Statement).

10 - Material Contracts:

     10.9   Fifth Amendment to Tax Sharing Agreement dated as of December 6,
            1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration
            Statement).

     10.10  Sixth Amendment to Tax Sharing Agreement dated as of December 10,
            1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty S-l Registration
            Statement).

     10.11  Seventh Amendment to Tax Sharing Agreement dated as of December 30,
            1999, by and among AT&T Corp., Liberty Media Corporation,
            Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media
            Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered
            Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Liberty S-l Registration
            Statement).

     10.12  Instrument dated January 14, 2000, adding The Associated Group, Inc.
            as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Liberty
            Media Corporation, Tele-Communications, Inc., Liberty Ventures Group
            LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc.
            and each Covered Entity listed on the signature pages thereof
            (incorporated by reference to Exhibit 10.12 to the Liberty S-1
            Registration Statement).

     10.13 Amended and Restated Contribution Agreement dated January 14, 2000, by and among Liberty Media Corporation, Liberty Media Management
            LLC, Liberty Media Group LLC, Liberty Ventures Group LLC, The
            Associated Group, Inc. and Liberty AGI, Inc. (incorporated by reference to Exhibit 10.13 to the Liberty S-1 Registration
            Statement).

     10.14 First Supplement to Inter-Group Agreement dated as of May 28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media
            Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Liberty S-1 Registration
            Statement).

     10.15  Second Supplement to Inter-Group Agreement dated as of September 24,
            1999, between and among AT&T Corp., on the one hand, and Liberty
            Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand
            (incorporated by reference to Exhibit 10.15 to the Liberty S-1
            Registration Statement).

     10.16  Third Supplement to Inter-Group Agreement dated as of October 20,
            1999, between and among AT&T Corp., on the one hand, and Liberty
            Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand
            (incorporated by reference to Exhibit 10.16 to the Liberty S-1
            Registration Statement).

     10.17  Fourth Supplement to Inter-Group Agreement dated as of December 6,
            1999, between and among AT&T Corp., on the one hand, and Liberty
            Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand
            (incorporated by reference to Exhibit 10.17 to the Liberty S-1
            Registration Statement).

10 - Material Contracts:

     10.18  Fifth Supplement to Inter-Group Agreement dated as of December 10,
            1999, between and among AT&T Corp., on the one hand, and Liberty
            Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand
            (incorporated by reference to Exhibit 10.18 to the Liberty S-1
            Registration Statement).

     10.19  Sixth Supplement to Inter-Group Agreement dated as of December 30,
            1999, between and among AT&T Corp., on the one hand, and Liberty
            Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand
            (incorporated by reference to Exhibit 10.19 to the Liberty S-1
            Registration Statement).

     10.20  Instrument dated January 14, 2000, adding The Associated Group, Inc.
            as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered
            Entity listed on the signature pages thereof, on the other hand
            (incorporated by reference to Exhibit 10.20 to the Liberty S-1
            Registration Statement).

     10.21 Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by
            Liberty as of March 9, 1999), and the amendment thereto dated June
            30, 1999 and effective as of March 9, 1999, between Liberty and John
            C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty
            S-4 Registration Statement).

21 - Subsidiaries of Liberty Media Corporation (incorporated by reference to Exhibit 22 to the Liberty S-4 Registration Statement).


27 - Financial data schedule