Form 10-Q
period 2000-03-31
LIBERTY MEDIA CORP /DE/
filed 2000-05-12
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          State of Delaware                             84-1288730
--------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

           9197 So. Peoria Street
             Englewood, Colorado                                       80112
---------------------------------------------------                -------------
     (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                               March 31,    December 31,
                                                                                 2000           1999
                                                                             ------------   ------------
                                                                                 amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                               $      2,177          1,714
     Cash collateral under securities lending agreement (note 6)                    1,013             --
     Short-term investments                                                           525            378
     Trade and other receivables, net                                                 175            116
     Prepaid expenses and committed program rights                                    495            405
     Deferred income tax assets                                                       731            750
     Other current assets                                                              11              5
                                                                             ------------   ------------

         Total current assets                                                       5,127          3,368
                                                                             ------------   ------------


Investments in affiliates, accounted for under the equity method, and
     related receivables (note 3)                                                  15,723         15,922

Investments in available-for-sale securities and others (notes 4, 5 and 6)         34,564         28,593

Property and equipment, at cost                                                       465            162
     Less accumulated depreciation                                                     24             19
                                                                             ------------   ------------
                                                                                      441            143
                                                                             ------------   ------------
Intangible assets:
     Excess cost over acquired net assets                                          10,161          9,966
     Franchise costs                                                                  269            273
                                                                             ------------   ------------
                                                                                   10,430         10,239
         Less accumulated amortization                                                592            454
                                                                             ------------   ------------
                                                                                    9,838          9,785
                                                                             ------------   ------------

Other assets, at cost, net of accumulated amortization                              1,196            839
                                                                             ------------   ------------

         Total assets                                                        $     66,889         58,650
                                                                             ============   ============
                                                                                             (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                              March 31,     December 31,
                                                                                2000            1999
                                                                            ------------    ------------
                                                                                 amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                               $        329             245
     Accrued stock compensation                                                    2,179           2,405
     Program rights payable                                                          174             166
     Current portion of debt                                                       1,573             554
                                                                            ------------    ------------
         Total current liabilities                                                 4,255           3,370
                                                                            ------------    ------------

Long-term debt (note 6)                                                            5,237           2,723
Deferred income tax liabilities                                                   15,818          14,103
Other liabilities                                                                    136              23
                                                                            ------------    ------------
         Total liabilities                                                        25,446          20,219
                                                                            ------------    ------------

Minority interests in equity of subsidiaries                                         322              23

Stockholder's equity (note 7):
     Preferred stock, $.0001 par value. Authorized 100,000 shares; no
        shares issued and outstanding                                                 --              --
     Class A common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                           --              --
     Class B common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                           --              --
     Class C common stock, $.0001 par value. Authorized 1,000,000
        shares; issued and outstanding 1,000 shares                                   --              --
     Additional paid-in capital                                                   33,868          33,838
     Accumulated other comprehensive earnings, net of taxes                        8,267           6,518
     Accumulated deficit                                                            (998)         (1,975)
                                                                            ------------    ------------
                                                                                  41,137          38,381
     Due (from) to related parties                                                   (16)             27
                                                                            ------------    ------------
         Total stockholder's equity                                               41,121          38,408
                                                                            ------------    ------------

Commitments and contingencies (note 8)
         Total liabilities and stockholder's equity                         $     66,889    $     58,650
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        Consolidated Statements Of Operations And Comprehensive Earnings
                                   (unaudited)

                                                                        New Liberty                     Old Liberty
                                                           --------------------------------------    -----------------
                                                                          (note 1)                       (note 1)
                                                             Three months          One month            Two months
                                                                ended                ended                ended
                                                            March 31, 2000       March 31, 1999      February 28, 1999
                                                           -----------------    -----------------    -----------------
                                                                               amounts in millions
Revenue                                                    $             235                   71                  235

Operating costs and expenses:
     Operating, selling, general and administrative                      174                   56                  188
     Stock compensation                                                  (23)                 (41)                 183
     Depreciation and amortization                                       167                   53                   22
                                                           -----------------    -----------------    -----------------
                                                                         318                   68                  393
                                                           -----------------    -----------------    -----------------

         Operating income (loss)                                         (83)                   3                 (158)

Other income (expense):
     Interest expense                                                   (439)                 (13)                 (26)
     Dividend and interest income                                         79                   24                   10
     Share of losses of affiliates, net (note 3)                        (311)                 (80)                 (66)
     Minority interests in losses (earnings) of
        subsidiaries                                                     (12)                  --                    4
     Gains on dispositions, net (notes 4 and 5)                        2,441                   --                   14
     Gains on issuance of equity by affiliates and
        subsidiaries (note 3)                                             --                   --                  372
     Other, net                                                            4                   --                   (9)
                                                           -----------------    -----------------    -----------------
                                                                       1,762                  (69)                 299
                                                           -----------------    -----------------    -----------------
        Earnings (loss) before income taxes                            1,679                  (66)                 141

Income tax benefit (expense)                                            (702)                   8                 (211)
                                                           -----------------    -----------------    -----------------
        Net earnings (loss)                                $             977                  (58)                 (70)
                                                           -----------------    -----------------    -----------------

Other comprehensive earnings, net of taxes:
     Foreign currency translation adjustments                            (31)                  12                  (15)
     Unrealized holding gains arising during the period,
        net of reclassification adjustments                            1,780                  868                  885
                                                           -----------------    -----------------    -----------------
     Other comprehensive earnings                                      1,749                  880                  870
                                                           -----------------    -----------------    -----------------

Comprehensive earnings                                     $           2,726                  822                  800
                                                           =================    =================    =================

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 Consolidated Statements Of Stockholder's Equity
                                   (unaudited)

                                                                                           Accumulated
                                                                                              other                        Due
                                                        Common stock         Additional   comprehensive                 (from) to
                                       Preferred  -------------------------   paid-in       earnings,     Accumulated    related
                                         stock    Class A  Class B  Class C   capital     net of taxes      deficit      parties
                                       ---------  -------  -------  -------  ----------   -------------   -----------   ---------
                                                                        amounts in millions
Balance at January 1, 2000             $      --       --       --       --      33,838           6,518        (1,975)         27
  Net earnings                                --       --       --       --          --              --           977          --
  Foreign currency translation
     adjustments                              --       --       --       --          --             (31)           --          --
  Recognition of previously
     unrealized gains on available-
     for-sale securities, net                 --       --       --       --          --          (1,476)           --          --
  Unrealized gains on available-for-
     sale securities                          --       --       --       --          --           3,256            --          --
  Issuances of common stock by
     subsidiary and affiliate, net of
     taxes                                    --       --       --       --          73              --            --          --
  Contribution of net liability from
     related party (note 5)                   --       --       --       --         (69)             --            --          --
  Other transfers to related parties,
     net                                      --       --       --       --          26              --            --         (43)
                                       ---------  -------  -------  -------  ----------   -------------   -----------   ---------
Balance at March 31, 2000              $      --       --       --       --      33,868           8,267          (998)        (16)
                                       =========  =======  =======  =======  ==========   =============   ===========   =========

                                           Total
                                        stockholder's
                                           equity
                                        -------------
Balance at January 1, 2000                     38,408
  Net earnings                                    977
  Foreign currency translation
     adjustments                                  (31)
  Recognition of previously
     unrealized gains on available-
     for-sale securities, net                  (1,476)
  Unrealized gains on available-for-
     sale securities                            3,256
  Issuances of common stock by
     subsidiary and affiliate, net of
     taxes                                         73
  Contribution of net liability from
     related party (note 5)                       (69)
  Other transfers to related parties,
     net                                          (17)
                                        -------------
Balance at March 31, 2000                      41,121
                                        =============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                New Liberty            Old Liberty
                                                                        ---------------------------   ------------
                                                                                 (note 1)               (note 1)
                                                                        Three months    One month      Two months
                                                                           ended          ended          ended
                                                                          March 31,      March 31,    February 28,
                                                                            2000           1999           1999
                                                                        ------------   ------------   ------------
                                                                                    amounts in millions
Cash flows from operating activities:                                                    (note 2)
     Net earnings (loss)                                                $        977            (58)           (70)
     Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Depreciation and amortization                                            167             53             22
        Stock compensation                                                       (23)           (41)           183
        Payments of stock compensation                                          (183)            (1)          (126)
        Share of losses of affiliates, net                                       311             80             66
        Deferred income tax expense                                              751              3            212
        Intergroup tax allocation                                                (49)           (12)            (1)
        Cash receipt from AT&T pursuant to tax sharing agreement                  33             --             --
        Minority interests in (losses) earnings of subsidiaries                   12             --             (4)
        Gains on disposition of assets, net                                   (2,441)            --            (14)
        Noncash interest                                                         364             --             --
        Gains on issuance of equity by affiliates and subsidiaries                --             --           (372)
        Other noncash charges                                                     --             --             18
        Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
        Change in receivables                                                     (3)             2             33
        Change in prepaid expenses and committed program rights                  (89)            (5)           (23)
        Change in payables, accruals and customer prepayments                     10            (32)           (31)
                                                                        ------------   ------------   ------------
             Net cash used by operating activities                              (163)           (11)          (107)
                                                                        ------------   ------------   ------------
Cash flows from investing activities:
     Cash paid for acquisitions                                                 (344)            --             --
     Capital expended for property and equipment                                 (12)            (4)           (15)
     Investments in and loans to affiliates and others                          (808)           (88)           (51)
     Purchases of marketable securities                                         (337)        (3,217)            (3)
     Sales and maturities of marketable securities                               511             --              9
     Cash proceeds from dispositions                                              --              3             43
     Cash balances of deconsolidated subsidiaries                                 --             --            (53)
     Other, net                                                                   15              4             (9)
                                                                        ------------   ------------   ------------
             Net cash used by investing activities                              (975)        (3,302)           (79)
                                                                        ------------   ------------   ------------
Cash flows from financing activities:
     Borrowings of debt                                                        2,410            495            155
     Repayments of debt                                                         (772)          (448)          (145)
     Cash transfers (to) from related parties                                    (13)           (80)            31
     Repurchase of stock of subsidiary                                            --             --            (45)
     Other, net                                                                  (24)            --             (7)
                                                                        ------------   ------------   ------------
             Net cash provided (used) by financing activities                  1,601            (33)           (11)
                                                                        ------------   ------------   ------------
                Net increase (decrease) in cash and cash equivalents             463         (3,346)          (197)
                Cash and cash equivalents at beginning of year                 1,714          5,319            228
                                                                        ------------   ------------   ------------
                Cash and cash equivalents at end of year                $      2,177          1,973             31
                                                                        ============   ============   ============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective March 9, 1999, AT&T Corp. ("AT&T") indirectly owns 100% of the outstanding common stock of Liberty. Previously, Liberty was a wholly owned subsidiary of Tele-Communications, Inc. ("TCI").

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

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Report on Form 10-K for the year ended December 31, 1999.

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

         Certain prior period amounts have been reclassified for comparability with the 2000 presentation.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $70 million, $16 million and $32 million for the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999, respectively. Cash paid for income taxes during the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999 was not material.

                                                New Liberty           Old Liberty
                                        ---------------------------  ------------
                                                  (note 1)             (note 1)
                                        Three months     One month    Two months
                                           ended          ended         ended
                                          March 31,      March 31,   February 28,
                                            2000           1999          1999
                                        ------------   ------------  ------------
                                            amounts in millions
Cash paid for acquisitions (note 5):
       Fair value of assets acquired    $      1,120             --            --
       Net liabilities assumed                  (562)            --            --
       Deferred tax asset recorded                71             --            --
       Minority interests in equity of
          acquired attributed
          subsidiaries                          (285)            --            --
                                        ------------   ------------  ------------
       Cash paid for acquisitions       $        344             --            --
                                        ============   ============  ============

         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):

Cash and cash equivalents prior to the AT&T Merger        $    31
    Cash contribution in connection with the AT&T Merger    5,464
    Cash paid to TCI for certain warrants                    (176)
                                                          -------

Cash and cash equivalents subsequent to the AT&T Merger   $ 5,319
                                                          =======

                                                         (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Liberty ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting, effective March 1, 1999 (see note 3). The effect of changing the method of accounting for Liberty's ownership interest in TV Guide from the consolidation method to the equity method is summarized below (amounts in millions):

Assets (other than cash and cash equivalents) reclassified to
    investments in affiliates                                  $(200)
Liabilities reclassified to investments in affiliates            190
Minority interests in equity of subsidiaries reclassified to
    investments in affiliates                                     63
                                                               -----

Decrease in cash and cash equivalents                          $  53
                                                               =====


(3)      Investments in Affiliates Accounted for under the Equity Method

         Liberty has various investments accounted for under the equity method. The following table includes Liberty's carrying amount of the more significant investments in affiliates:

                                                  March 31, 2000   December 31, 1999
                                                -----------------  -----------------
                                                        amounts in millions
USA Networks, Inc. ("USAI") and related
    investments                                 $           2,682              2,699
Telewest Communications plc ("Telewest")                    1,884              1,996
Discovery Communications, Inc. ("Discovery")                3,378              3,441
TV Guide                                                    1,719              1,732
QVC Inc. ("QVC")                                            2,514              2,515
Flextech p.l.c. ("Flextech")                                  707                727
UnitedGlobalCom, Inc. ("UnitedGlobalCom")                     453                505
Various foreign equity investments (other than
    Telewest and Flextech)                                  1,440              1,463
Other                                                         946                844
                                                -----------------  -----------------
                                                $          15,723             15,922
                                                =================  =================
                                                                       (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The following table reflects Liberty's share of earnings (losses) of affiliates:

                                    New Liberty              Old Liberty
                            ----------------------------    ------------
                                      (note 1)                (note 1)
                            Three months      One month      Two months
                               ended           ended           ended
                              March 31,       March 31,     February 28,
                                2000            1999            1999
                            ------------    ------------    ------------
                                         amounts in millions
USAI and related
  investments               $         (7)              3              10
Telewest                             (87)            (25)            (38)
Discovery                            (63)            (16)             (8)
TV Guide                             (13)             (4)             --
QVC                                   (1)             (1)             13
Flextech                             (10)             (5)             (5)
UnitedGlobalCom                      (50)             --              --
Other foreign investments            (47)            (15)            (22)
Other                                (33)            (17)            (16)
                            ------------    ------------    ------------
                            $       (311)            (80)            (66)
                            ============    ============    ============

Summarized unaudited combined financial information for affiliates is as follows:

                                         New Liberty             Old Liberty
                                ----------------------------    ------------
                                          (note 1)                (note 1)
                                Three months      One month      Two months
                                   ended           ended           ended
                                  March 31,       March 31,     February 28,
                                    2000            1999            1999
                                ------------    ------------    ------------
                                            amounts in millions
Revenue                         $      3,587             993           2,341
Operating expenses                    (3,199)           (849)         (1,894)
Depreciation and amortization           (622)           (124)           (353)
                                ------------    ------------    ------------
    Operating income (loss)             (234)             20              94
Interest expense                        (440)            (37)           (281)
Other, net                                (3)            (89)           (127)
                                ------------    ------------    ------------
    Net loss                    $       (677)           (106)           (314)
                                ============    ============    ============
                                                                 (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At March 31, 2000, Liberty directly and indirectly held 66.5 million shares of USAI's common stock. Liberty also held shares directly in certain subsidiaries of USAI which are exchangeable into 79.0 million shares of USAI common stock. Liberty's direct ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of these shares can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock was completed at March 31, 2000, Liberty would own 145.5 million shares or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock had a closing market value of $22.56 per share on March 31, 2000.

         Telewest currently operates and constructs cable television and telephone systems in the UK. At March 31, 2000 Liberty indirectly owned 506 million of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest ordinary shares was $7.66 per share at March 31, 2000.

         On March 1, 1999, UVSG and The News Corporation Limited ("News Corp.") completed a transaction whereby UVSG acquired News Corp.'s TV Guide properties, creating a broader platform for offering television guide services to consumers and advertisers, and UVSG was renamed TV Guide. News Corp. received total consideration of $1.9 billion including $800 million in cash, 22.5 million shares of UVSG's Class A common stock and
         37.5 million shares of UVSG's Class B common stock valued at an average of $18.65 per share. In addition, News Corp. purchased approximately
         6.5 million additional shares of UVSG Class A common stock for $129 million in order to equalize its ownership with that of Liberty. As a result of these transactions, and another transaction completed on the same date, News Corp, Liberty and TV Guide's public stockholders own on an economic basis approximately 44%, 44% and 12%, respectively, of TV Guide. Following such transactions, News Corp. and Liberty each have approximately 49% of the voting power of TV Guide's outstanding stock. In connection with the increase in TV Guide's equity, net of dilution of Liberty's ownership interest in TV Guide, Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million).

         The Class A common stock of TV Guide is publicly traded. At March 31, 2000, Liberty held 58 million shares of TV Guide Class A common stock and 75 million shares of TV Guide Class B common. The TV Guide Class B common stock is convertible, one-for-one, into TV Guide Class A common stock. The closing price for TV Guide Class A common stock was $48.06 per share on March 31, 2000.

         Flextech develops and sells a variety of television programming in the UK. At March 31, 2000, Liberty indirectly owned 58 million Flextech ordinary shares. The reported closing price on the London Stock Exchange of the Flextech ordinary shares was $28.34 per share at March 31, 2000.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         UnitedGlobalCom is the largest global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At March 31, 2000, Liberty owned an approximate 10% economic ownership interest representing an approximate 36% voting interest in UnitedGlobalCom. The closing price for UnitedGlobalCom Class A common stock was $75.06 per share on March 31, 2000. The UnitedGlobalCom Class B common stock is convertible, on a one-for-one basis, into UnitedGlobalCom Class A common stock.

         The $13 billion aggregate excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is being amortized over an estimated useful life of 20 years.

(4)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                            March 31,    December 31,
                                              2000           1999
                                          ------------   ------------
                                              amounts in millions
Sprint Corporation ("Sprint")             $     12,513         10,186
Time Warner, Inc. ("Time Warner")               10,975          8,202
News Corp.                                       2,801          2,403
Motorola, Inc. ("Motorola")                      3,308          3,430
Other available-for-sale securities              4,427          3,765
Other investments, at cost, and related
  receivables                                    1,065            985
                                          ------------   ------------
                                                35,089         28,971
    Less short-term investments                    525            378
                                          ------------   ------------
                                          $     34,564         28,593
                                          ============   ============

         On January 5, 2000, Motorola completed the acquisition of General Instrument Corporation ("General Instrument") through a merger of General Instrument with a wholly owned subsidiary of Motorola. In the merger, each outstanding share of General Instrument common stock was converted into the right to receive 0.575 shares of Motorola common stock. In connection with the merger Liberty received 18 million shares and warrants to purchase 12 million shares of Motorola common stock in exchange for its holdings in General Instrument. Liberty recognized a $2.2 billion gain (excluding related tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received.

         Liberty's right to exercise warrants to purchase 6.1 million shares of Motorola common stock is subject to AT&T satisfying the terms of a purchase commitment in 2000. AT&T has agreed to pay Liberty $14.35 for each warrant that does not vest as a result of the purchase commitment not being met.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Investments in available-for-sale securities are summarized as follows:

                                                                                March 31,     December 31,
                                                                                  2000            1999
                                                                              ------------    ------------
                                                                                   amounts in millions
Equity securities:
   Fair value                                                                 $     30,663          24,464
   Gross unrealized holding gains                                                   15,440          11,453
   Gross unrealized holding losses                                                  (1,684)           (646)
Debt securities:
   Fair value                                                                        1,820           1,995
   Gross unrealized holding gains                                                        1              --
   Gross unrealized holding losses                                                     (21)            (22)

         Management of Liberty estimates the market value, calculated using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty's investments in available-for-sale securities and others aggregated $33.3 billion and $29.2 billion at March 31, 2000 and December 31, 1999, respectively. No independent appraisals were conducted for those assets.

(5)      Acquisitions

         On January 14, 2000, AT&T completed the acquisition of Associated Group, Inc. ("Associated Group"). Each share of Associated Group's common stock was converted into shares of AT&T tracking stock, subject to applicable exchange ratios. Prior to the merger, Associated Group's primary assets were shares of AT&T tracking stock, an approximate 40% interest in Teligent, Inc. ("Teligent") and all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitters, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group other than the AT&T tracking stock and the equity interest in Teligent were transferred to Liberty.

         The acquisition of Associated Group was accounted for as a purchase and the $20 million excess of the fair value of the net assets acquired over the purchase price is being amortized over ten years. In connection with the net liability contributed to Liberty in this transaction, Liberty recorded a $69 million decrease to paid-in-capital.

         On March 16, 2000, Liberty purchased shares of preferred stock in TCI Satellite Entertainment, Inc. ("TSAT") in exchange for Liberty's economic interest in approximately 5 million shares of Sprint PCS Group Stock, valued at $300 million. Liberty received 150,000 shares of TSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of TSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of TSAT. In connection with this transaction, Liberty realized a $211 million gain (before related tax expense of $84 million) during the first quarter of 2000 based on the difference between the cost basis and fair value of the Sprint PCS Group Stock exchanged.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. ("Ascent") at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid approximately $385 million. Such transaction was accounted for as a purchase and the $216 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years.

(6)      Long-Term Debt

         Debt is summarized as follows:

                                           March 31,    December 31,
                                             2000           1999
                                         ------------   ------------
                                             amounts in millions
Parent company debt:
    Bank credit facilities               $        288            390
    Senior notes                                  741            741
    Senior debentures (a)                       1,486            494
    Senior exchangeable debentures (b)          2,196          1,022
    Securities lending agreement (c)            1,116             --
                                         ------------   ------------
                                                5,827          2,647
Debt of subsidiaries:
    Bank credit facilities                        770            573
    Senior notes                                  165             --
    Other debt, at varying rates                   48             57
                                         ------------   ------------
                                                  983            630
                                         ------------   ------------
    Total debt                                  6,810          3,277
Less current maturities                         1,573            554
                                         ------------   ------------
    Total long-term debt                 $      5,237          2,723
                                         ============   ============

         (a) On February 2, 2000, Liberty received net cash proceeds of approximately $983 million from the issuance of 8-1/4% Senior Debentures due 2030. The senior debentures have an aggregate principal amount of $1 billion. Interest on the senior debentures is payable on February 1 and August 1 of each year.

         (b) On February 10, 2000, Liberty received net cash proceeds of $735 million from the issuance of $750 million principal amount of 3-3/4% Senior Exchangeable Debentures due 2030. On March 8, 2000, Liberty received net cash proceeds of $59 million from the issuance of an additional $60 million principal amount of 3-3/4% Senior Exchangeable Debentures due 2030. Each debenture has a $1,000 face amount and is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. This amount will be paid only in cash until the later of February 15, 2002 and the date the direct and indirect ownership level of Sprint PCS Group Stock owned by Liberty falls below a designated level, after which, at Liberty's election, Liberty may pay the amount in cash, Sprint PCS Group Stock or a combination thereof. Interest on these exchangeable debentures is payable on February 15 and August 15 of each year. The carrying amount of the exchangeable debentures in excess of the principal amount (the "Contingent Portion) is based on the fair value of the underlying Sprint PCS Group Stock. The increase or decrease in the Contingent Portion is recorded as an increase or decrease to interest expense in the consolidated statement of operations and comprehensive earnings.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (c) On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. The cash collateral of $1,013 million at March 31, 2000 included $223 million of restricted cash. At March 31, 2000, Liberty had utilized $103 million of the cash collateral under the securities lending agreement.

         At March 31, 2000, Liberty had approximately $161 million in unused lines of credit under its bank credit facilities. The bank credit facilities of Liberty generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Liberty was in compliance with its debt covenants at March 31, 2000. Additionally, Liberty pays fees ranging from .15% to .375% per annum on the average unborrowed portions of the total amounts available for borrowings under bank credit facilities.

         Based on quoted market prices, the fair value of Liberty's debt at March 31, 2000 is as follows (amounts in millions):

Senior notes of parent company             $  742
Senior debentures of parent company         1,483
Senior exchangeable debentures of parent
   company                                  2,295
Senior notes of subsidiary                    178

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at March 31, 2000.

(7)      Stockholder's Equity

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board. As of March 31, 2000, no shares of preferred stock were issued.

         Common Stock

         The Class A Stock has one vote per share, and each of the Class B and Class C Stock has ten votes per share.

         As of March 31, 2000, all of the issued and outstanding common stock of Liberty was held by AT&T.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Stock Issuances by Subsidiary

         During the first quarter of 2000, Liberty Digital, Inc. ("Liberty Digital") issued approximately 1.5 million shares of common stock in connection with a certain acquisition and the exercise of certain employee stock options. In connection with the increase in Liberty Digital's equity, net of the dilution of Liberty's interest in Liberty Digital, that resulted from such stock issuances, Liberty recorded a $69 million increase to paid-in-capital.

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

         Transactions with AT&T

         Certain AT&T corporate general and administrative costs are charged to Liberty based on the cost of services provided. Management believes this allocation method is reasonable. During the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999 Liberty was charged less than $1 million, less than $1 million and $2 million, respectively, in corporate general and administrative costs by AT&T. These costs are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $52 million, $18 million and $43 million for the three months ended March 31, 2000, one month period ending March 31, 1999 and the two month period ending February 28, 1999, respectively.

         Subsidiaries of Liberty lease satellite transponder facilities from a subsidiary of AT&T. Charges for such arrangements and other related operating expenses for the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999 aggregated $5 million, $2 million and $4 million, respectively, and are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         Liberty makes marketing support payments to AT&T. Charges by AT&T for such arrangements were less than $1 million for each of the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The Puerto Rico Subsidiary purchases programming services from AT&T. The charges, which approximate AT&T's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $2 million, less than $1 million and $1 million during the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999, respectively, and are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         Due (from) to Related Parties

         The amounts included in "Due (from) to related parties" represent a non-interest bearing intercompany account which includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

(8)      Commitments and Contingencies

         Starz Encore Group, a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 2000, these agreements require minimum payments aggregating approximately $1.2 billion. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Flextech has undertaken to finance the working capital requirements of a joint venture (the "Principal Joint Venture") formed with BBC Worldwide, and is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million and, subject to certain restrictions, a standby credit facility of (pound)30 million. As of March 31, 2000, the Principal Joint Venture had borrowed (pound)59 million under the primary credit facility. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that Liberty assume all of Flextech's funding obligations to the Principal Joint Venture.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At March 31, 2000, the Guaranteed Obligations aggregated approximately $679 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(9)      Information about Liberty's Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. If the aggregate revenue of identifiable reportable segments is less than 75% of total consolidated revenue, additional operating segments are presented until the threshold is met. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes.

         For the three months ended March 31, 2000, Liberty had three operating segments: Starz Encore Group, Liberty Digital and Other. Starz Encore Group owns and operates cable and satellite-delivered premium movie networks in the United States. Starz Encore Group is wholly owned and consolidated by Liberty. Liberty Digital is primarily engaged in programming, distributing and marketing a digital music service delivered to homes and businesses. Liberty Digital is majority owned and consolidated by Liberty. Other includes Liberty's investments, primarily in cable television programming entities, corporate and other consolidated businesses not representing separately reportable segments.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                           Starz
                                           Encore   Liberty
                                           Group    Digital    Other      Total
                                          -------   -------   -------    -------
                                                   amounts in millions
Three months ended March 31, 2000
  Segment revenue from external
    customers including intersegment
    revenue                               $   176        17        42        235
  Segment operating cash flow                  63        --        (2)        61

As of March 31, 2000
  Segment assets                            2,672     1,884    62,333     66,889
  Investments in affiliates                    --        31    15,692     15,723
  Investments in available-for-sale
    securities and others                       4     1,316    33,244     34,564

One month ended March 31, 1999
  Segment revenue from external
    customers including intersegment
    revenue                                    52         8        11         71
  Segment operating cash flow                  14         1        --         15

--------------------------------------------------------------------------------

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                       New Liberty            Old Liberty
                              ----------------------------    ------------
                                        (note 1)                (note 1)
                              Three months      One month      Two months
                                 ended           ended           ended
                                March 31,       March 31,     February 28,
                                  2000            1999            1999
                              ------------    ------------    ------------
                                           amounts in millions
Segment operating cash
     flow                     $         61              15              47
Stock compensation                      23              41            (183)
Depreciation and
     amortization                     (167)            (53)            (22)
Interest expense                      (439)            (13)            (26)
Segment equity in losses of
     affiliates                       (311)            (80)            (66)
Gains on dispositions, net           2,441              --              14
Gain on issuance of equity
     by affiliates and
     subsidiaries                       --              --             372
Other, net                              71              24               5
                              ------------    ------------    ------------
Earnings (loss) before
     income taxes             $      1,679             (66)            141
                              ============    ============    ============

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

         GENERAL

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

         Liberty's consolidated subsidiaries at March 31, 2000, included Starz Encore Group, Liberty Digital, Inc., Pramer S.C.A. and Liberty Cablevision of Puerto Rico. These businesses are majority or wholly owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were majority or wholly owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at March 31, 2000 were USA Networks, Inc., Discovery Communications, Inc., TV Guide, Inc., QVC Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

         Liberty holds interests in companies that are neither consolidated subsidiaries nor affiliates accounted for using the equity method. The most significant of these include Time Warner, Sprint Corporation and Motorola, Inc. (successor to General Instrument Corporation). The Time Warner stock, Sprint Corporation tracking stock and Motorola stock that Liberty holds are classified as available-for-sale securities and are carried at fair value. Unrealized holding gains and losses on these securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

         As a result of AT&T's acquisition of Tele-Communications, Inc. ("TCI") by merger on March 9, 1999, the shares of each series of TCI common stock were converted into shares of a class of AT&T common stock, subject to applicable exchange ratios. The AT&T merger has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values therefore creating a new cost basis. For financial reporting purposes the AT&T merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty." "Liberty" refers to both New Liberty and Old Liberty.

SUMMARY OF OPERATIONS

         Liberty's programming businesses include Starz Encore Group, which provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Additionally, Liberty Digital is included in Liberty's financial results. Liberty Digital, through its subsidiaries and affiliates, is principally engaged in programming, distributing and marketing digital and analog music services to homes, businesses and over the Internet. Also included in Liberty's financial results through March 1, 1999, are those of TV Guide which, during the period it was consolidated, was engaged in the business of providing satellite-delivered video, audio, data, and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users throughout the United States. Effective March 1, 1999, Liberty began accounting for its investment in TV Guide under the equity method of accounting. See note 3 to the accompanying consolidated financial statements. To enhance the reader's understanding, separate financial data has been provided below for the periods in which they were consolidated for Starz Encore Group, Liberty Digital and TV Guide due to the significance of those operations. The table sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "--Investments in Affiliates Accounted for Under the Equity Method." Other items of significance are discussed separately below.

         General Information

         Due to the consummation of the AT&T merger, Liberty's 1999 statements of operations include information reflecting the three month period ended March 31, 2000, the one month period ended March 31, 1999, and the two month period ended February 28, 1999. Also, prior to March 1, 1999, Liberty consolidated the operations of TV Guide, and subsequent to February 28, 1999, Liberty accounted for its ownership interests in TV Guide under the equity method. The following discussion of Liberty's results of operations includes a section that addresses the combined operating results of "Old Liberty" and "New Liberty," collectively "Combined Liberty."

                                                          New Liberty                                     Old Liberty
                                    ----------------------------------------------------------    ---------------------------
                                    Three months                    One month                      Two months
                                       ended           % of           ended           % of           ended           % of
                                      March 31,        total         March 31,        total       February 28,       total
                                        2000          revenue          1999          revenue          1999          revenue
                                    ------------   ------------    ------------   ------------    ------------   ------------
                                                                      (dollar amounts in millions)
Starz Encore Group
   Revenue                          $        176            100%   $         52            100%   $        101            100%
   Operating, selling, general and
      administrative                         113             64              38             73              60             59
   Stock compensation                         --             --              --             --               3              3
   Depreciation and amortization              41             23              12             23               1              1
                                    ------------   ------------    ------------   ------------    ------------   ------------
      Operating income              $         22             13%   $          2              4%   $         37             37%
                                    ============   ============    ============   ============    ============   ============

Liberty Digital
   Revenue                          $         17            100%   $          8            100%   $         15            100%
   Operating, selling, general and
      administrative                          17            100               7             88              14             93
   Stock compensation                       (132)          (776)             --             --              --
   Depreciation and amortization              14             82               4             50               4             27
                                    ------------   ------------    ------------   ------------    ------------   ------------
      Operating income (loss)       $        118            694%   $         (3)           (38)%  $         (3)           (20)%
                                    ============   ============    ============   ============    ============   ============

TV Guide
   Revenue                          $         --                  $         --                    $         97            100%
   Operating, selling, general and
      administrative                          --                            --                              76             78
   Depreciation and amortization              --                            --                              10             10
                                    ------------   ------------   ------------    ------------    ------------   ------------
      Operating income              $         --                  $         --                    $         11             12%
                                    ============   ============   ============    ============    ============   ============

Other
   Revenue                          $         42            (a)    $         11            (a)    $         22            (a)
   Operating, selling, general and
      administrative                          44                             11                             38
   Stock compensation                        109                            (41)                           180
   Depreciation and amortization             112                             37                              7
                                    ------------                   ------------                   ------------
      Operating income (loss)       $       (223)                  $          4                   $       (203)
                                    ============                   ============                   ============

----------
(a)      Not meaningful.

         In order to provide a meaningful basis for comparing the quarters ended March 31, 2000 and 1999 for purposes of the following table and discussion, the operating results of Combined Liberty for the one month ended March 31, 1999 have been combined with the operating results of Combined Liberty for the two months ended February 28, 1999, and the resulting three-month operating results are compared to the operating results for the three months ended March 31, 2000. Depreciation, amortization and certain other line items included in the operating results of Combined Liberty are not comparable between periods as the two-month predecessor period ended February 28, 1999 does not include the effects of purchase accounting adjustments related to the AT&T merger, and subsequent periods do include the effects of purchase accounting adjustments related to the AT&T merger. The combining of predecessor and successor accounting periods is not acceptable under generally accepted accounting principles.

                                                          Combined Liberty
                                     -------------------------------------------------------------
                                     Three months                     Three months
                                        ended           % of             ended           % of
                                       March 31,        total           March 31,        total
                                         2000          revenue            1999          revenue
                                     ------------    ------------     ------------    ------------
                                                      (dollar amounts in millions)
Starz Encore Group
   Revenue                           $        176             100%    $        153             100%
   Operating, selling, general and
      administrative                          113              64               98              64
   Stock compensation                          --              --                3               2
   Depreciation and amortization               41              23               13               9
                                     ------------    ------------     ------------    ------------
       Operating income              $         22              13%    $         39              25%
                                     ============    ============     ============    ============

Liberty Digital
   Revenue                           $         17             100%    $         23             100%
   Operating, selling, general and
      administrative                           17             100               21              91
   Stock compensation                        (132)           (776)              --              --
   Depreciation and amortization               14              82                8              35
                                     ------------    ------------     ------------    ------------
       Operating income (loss)       $        118             694%    $         (6)            (26)%
                                     ============    ============     ============    ============

TV Guide
   Revenue                           $         --              --     $         97             100%
   Operating, selling, general and
      administrative                           --              --               76              78
   Depreciation and amortization               --              --               10              10
                                     ------------    ------------     ------------    ------------
       Operating income              $         --              --     $         11              12%
                                     ============    ============     ============    ============

Other
   Revenue                           $         42             (a)     $         33             (a)
   Operating, selling, general and
      administrative                           44                               49
   Stock compensation                         109                              139
   Depreciation and amortization              112                               44
                                     ------------                     ------------
       Operating loss                $       (223)                    $       (199)
                                     ============                     ============

----------
(a)  Not meaningful.

         QUARTER ENDED MARCH 31, 2000, COMPARED TO QUARTER ENDED MARCH 31, 1999

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

         Revenue increased to $176 million for the three months ended March 31, 2000 from $153 million for the corresponding period of 1999, primarily due to increases in subscription units from all forms of distribution. These increases are due to subscription unit increases of 6% for Encore, 48% for Thematic Multiplex, and 15% for STARZ!

         Operating expenses increased by 15% for the three months ended March 31, 2000 as compared to the corresponding period of 1999, primarily due to higher programming license fees and an increase in spending on affiliate marketing efforts related to higher revenue, partially offset by a decrease in national branding efforts.

         Depreciation and amortization increased from $13 million for the three months ended March 31, 1999 to $41 million for the corresponding period in 2000. The increase was a direct result of the effects of purchase accounting adjustments related to the AT&T merger.

         Liberty Digital. Liberty Digital's revenue is derived from its audio business, which is engaged in programming, distributing and marketing a digital and analog music service, Digital Music Express(R) (DMX Service). This service provides continuous, commercial free, CD-quality music programming to homes and businesses. Liberty Digital's results of operations also include its interactive media business, which is engaged in the development of interactive television businesses and the management of investments in interactive programming content and interactive television businesses.

         Revenue decreased 26% to $17 million for the three months ended March 31, 2000 from $23 million for the corresponding period in 1999. The decrease in revenue was primarily caused by reduced revenue due to the sale of Liberty Digital's video business and certain Internet businesses offset by increased residential and commercial subscribers in its audio business. Additionally, revenue for the three months ended March 31, 1999 included $1 million in revenue from PRIMESTAR, Inc., a provider of digital satellite television programming services. The DMX Service was terminated from distribution to PRIMESTAR customers on April 28, 1999, as a result of the acquisition of PRIMESTAR by Hughes Electronic Corp.

         Operating, selling, general and administrative expenses decreased 19% to $17 million for the three months ended March 31, 2000, from $21 million for the corresponding period in 1999. The decrease in expenses was primarily due to the sale of Liberty Digital's video and certain Internet businesses, which was partially offset by increased affiliation fees and selling, general and administrative expenses due to the audio business' expansion.

         Depreciation and amortization increased 75% to $14 million for the three months ended March 31, 2000, from $8 million for the corresponding period in 1999. The increase was a result of the effects of purchase accounting adjustments related to the AT&T merger.

         The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in the table is based on the market price of the underlying stock as of March 31, 2000, and is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

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

         Other. Included in this information are the results of Liberty Media International, Inc.'s consolidated subsidiaries, Liberty Cablevision of Puerto Rico and Pramer, and corporate expenses of Liberty. Revenue increased 27% from $33 million for the three months ended March 31, 1999, to $42 million for the corresponding period in 2000. The increase in revenue was due to Liberty Cablevision of Puerto Rico's revenue for the quarter ended March 31, 1999 being effected by hurricane Georges, which struck in the fall of 1998, while revenue for the corresponding quarter in 2000 returned to pre-hurricane levels. The increase in revenue is also partially attributable to Liberty Media International's purchase of Cable Management Ireland Limited during November 1999.

         Operating, selling, general and administrative expenses decreased 10% to $44 million for the three months ended March 31, 2000, from $49 million for the corresponding period in 1999. The decrease in expenses was primarily due to additional corporate expenses of $12 million in 1999 associated with the AT&T merger offset by the effect of the Cable Management Ireland acquisition as well as the effect of the inclusion of True Position, Inc. beginning in January 2000 (see note 5 to the accompanying consolidated financial statements).

         Depreciation and amortization increased $68 million to $112 million for the three months ended March 31, 2000 from $44 million for the corresponding period in 1999. The increase was a result of the effects of purchase accounting adjustments related to the AT&T merger.

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

         Other Income and Expense. Interest expense was $439 million, $13 million and $26 million for the three month period ending March 31, 2000, the one month period ending March 31, 1999 and the two month period ending February 28, 1999, respectively. The increase in interest expense is due to increased borrowings during 1999 and the first quarter of 2000 as well as additional interest expense recorded on the 3-3/4% Senior Exchangeable Debentures due 2030 and the 4% Senior Exchangeable Debentures due 2029. The carrying amount of the exchangeable debentures in excess of the principal amount (the "Contingent Portion") is based on the fair value of the underlying Sprint PCS Group Stock. The increase or decrease in the Contingent Portion is recorded as an increase or decrease to interest expense in the combined statement of operations and comprehensive earnings. Included in interest expense for the three months ended March 31, 2000 was $364 million of noncash interest related to the Contingent Portion.

         Dividend and interest income was $79 million, $24 million and $10 million for the three month period ending March 31, 2000, the one month period ended March 31, 1999 and the two month period ending February 28, 1999, respectively. The increase in dividend and interest income during 2000 primarily represents dividends and interest income from the investment of the $5.5 billion received in connection with the AT&T merger.

         Aggregate gains from dispositions and issuance of equity by affiliates and subsidiaries during the three month period ended March 31, 2000, the one month period ended March 31, 1999 and the two month period ended February 28, 1999 were $2,441 million, less than $1 million and $386 million, respectively. Liberty recognized a gain of $2.2 billion (before deducting deferred income tax expense of $883 million) during the three months ended March 31, 2000, in connection with the acquisition of General Instrument by Motorola (see note 4 of the accompanying consolidated financial statements). Liberty also recognized a $211 million gain (before deducting deferred income taxes of $84 million) during the three months ended March 31, 2000, in connection with the TCI Satellite Entertainment ("TSAT") transaction (see note 5 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the cost basis and fair value of the Sprint PCS Group Stock exchanged for two series of TSAT preferred stock. Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million) during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties (see note 3 of the accompanying consolidated financial statements).

INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $311 million, $80 million and $66 million during the three month period ending March 31, 2000, the one month period ended March 31, 1999 and the two month period ending February 28, 1999, respectively.

         Discovery. Discovery's revenue increased $70 million or 23% from $298 million for the three months ended March 31, 1999, to $368 million for the three months ended March 31, 2000. The increase in revenue resulted from increases in rates charged to affiliates and increases in advertising rates due to higher ratings and a generally strong advertising sales market. Subscriber growth at Discovery's international and developing networks also contributed to the increase in revenue. Earnings before interest, taxes, depreciation and amortization ("Operating Cash Flow") increased by $4 million or 11% from $35 million for the three months ended March 31, 1999, to $39 million for the three months ended March 31, 2000. The increase in Operating Cash Flow was due to increases in revenue offset by increased programming and marketing expenses. Marketing expenses have increased as Discovery continued the rollout of Travel Channel and launched other developing networks. Discovery's net loss increased $53 million or 294% from $18 million for the three months ended March 31, 1999, to $71 million for the three months ended March 31, 2000. The increase in the net loss is due to increased interest expense and launch amortization due to the company's efforts to increase launch support related to developing networks. Liberty's share of Discovery's net loss was approximately $63 million, $16 million and $8 million for the three month period ended March 31, 2000, the one month period ended March 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the three month period ended March 31, 2000, included $47 million in amortization related to purchase accounting adjustments associated with Liberty's investment in Discovery in connection with the AT&T merger.

         USA Networks, Inc. Revenue increased $274 million or 38% from $729 million for the three months ended March 31, 1999, to $1,003 million for the three months ended March 31, 2000. The increase was due to increased advertising revenue from the networks and studios businesses of USA Networks, increased revenue from The Hotel Reservation Network acquisition, increased international electronic retailing revenue due to the Home Order Television acquisition, increased online ticketing revenue and increased domestic electronic retailing revenue due to increased sales volume. Operating Cash Flow increased $44 million or 32% from $138 million for the three months ended March 31, 1999, to $182 million for the three months ended March 31, 2000. The increase in Operating Cash Flow was largely due to the increase in revenue offset by increased cost of goods sold at the domestic and international electronic retailing units due to the increased sales and increased expenses associated with USA Networks continued development of new businesses. Net income decreased from $7 million for the three months ended March 31, 1999, to a net loss of $19 million for the three months ended March 31, 2000, representing a decrease of $26 million. The decrease in net income is primarily due to an increase in amortization of goodwill resulting from acquisitions. Liberty's share of USA Networks, Inc.'s net earnings (loss) was approximately $(7) million, $3 million and $10 million for the three month period ended March 31, 2000, the one month period ended March 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the three month period ended March 31, 2000, included $16 million in amortization related to purchase accounting adjustments associated with Liberty's investment in USA Networks in connection with the AT&T merger.

         QVC. Revenue increased by $91 million or 14% from $650 million for the three months ended March 31, 1999, to $741 million for the three months ended March 31, 2000. The increase in revenue is due to increased subscribers for each of QVC's domestic, U.K. and German operations, as well as an increase in sales per home at QVC's domestic operations. Operating Cash Flow increased by 11% or $14 million from $131 million for the three months ended March 31, 1999 to $145 million for the three months ended March 31, 2000, due to the revenue increase and the corresponding increase in cost of goods sold, offset further by higher variable costs and additional costs associated with QVC's expansion in the UK and Germany. Net income increased by $12 million or 24% to $62 million for the three months ended March 31, 2000, as compared to $50 million for the three months ended March 31, 1999. The increase in net income was due to the increase in Operating Cash Flow offset by increased income tax expense. Liberty's share of QVC's net earnings (loss) was approximately $(1) million, $(1) million and $13 million for the three month period ended March 31, 2000, the one month period ended March 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the three month period ended March 31, 2000 included $28 million in amortization related to purchase accounting adjustments associated with Liberty's investment in QVC in connection with the AT&T merger.

         UnitedGlobalCom, Inc.. Liberty's share of UnitedGlobalCom's net loss was $50 million for the three month period ended March 31, 2000. On September 30, 1999 Liberty purchased 9.9 million class B shares of UnitedGlobalCom for approximately $493 million in cash. Liberty's ownership in UnitedGlobalCom is approximately 10% on an economic basis and 36% on voting basis.

         Telewest. Revenue increased $77 million or 25%, from $308 million for the three months ended March 31, 1999, to $385 million for the three months ended March 31, 2000. The increase was primarily due to the acquisition of the remaining 50% of Cable London plc during the fourth quarter of 1999 and increased cable penetration due to the continued success of Telewest's low-cost bundled television and telephony services. Operating Cash Flow increased $10 million or 12% from $82 million for the three months ended March 31, 1999, to $92 million for the three months ended March 31, 2000. The decrease in the Operating Cash Flow margin resulted from increased costs in the first quarter of 2000 due to the launch of digital services which commended in the last quarter of 1999. Telewest's net loss increased $35 million or 14% from $251 million for the three months ended March 31, 1999, to $286 million for the three months ended March 31, 2000. The increase in net loss was primarily due to increased interest expense, and increased depreciation and amortization expense resulting from acquisitions. Telewest experiences unrealized foreign currency transaction losses on its U.S. dollar denominated debentures resulting from the translation of the debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value. Liberty's share of Telewest's net losses was approximately $87 million, $25 million and $38 million for the three month period ended March 31, 2000, the one month period ended March 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the three month period ended March 31, 2000, included $22 million in amortization related to purchase accounting adjustments associated with Liberty's investment in Telewest in connection with the AT&T merger.

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

         At March 31, 2000, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $1.2 billion. Borrowings under these facilities of $1.1 million were outstanding at March 31, 2000. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. The cash collateral of $1,013 million at March 31, 2000 included $223 million of restricted cash. At March 31, 2000, Liberty had utilized $103 million of the cash collateral under the securities lending agreement.

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

         There are restrictions on incurrence of debt of Liberty Media Group, and therefore on Liberty, through an Inter-Group Agreement with AT&T. Liberty Media Group may not incur any debt that would cause the total indebtedness of Liberty Media Group at any time to be in excess of 25% ($20 billion at March 31, 2000) of the total market capitalization of the Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         Subsequent to March 31, 2000, Liberty has made investments in and loans to affiliates and others aggregating approximately $1.1 billion.

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

         Liberty owns approximately 81.7 million ADRs representing preferred limited voting shares of News Corp. News Corp. has historically paid cash dividends on its common stock and it is anticipated that it will continue to do so. Holders of the ADRs are entitled to receive dividends ratably with News Corp. common stock, and, consequently, Liberty receives cash dividends on the ADRs that it holds. However, there can be no assurance that such dividends will continue to be paid.

         On January 5, 2000, Motorola completed the acquisition of General Instrument through a merger of General Instrument with a wholly owned subsidiary of Motorola. In the merger, each outstanding share of General Instrument common stock was converted into the right to receive 0.575 shares of Motorola common stock. In connection with the merger Liberty received 18 million shares and warrants to purchase 12 million shares of Motorola common stock in exchange for its holdings in General Instrument. Motorola has historically paid cash dividends on its common stock and it is anticipated that it will continue to do so. Consequently, Liberty expects to receive cash dividends on its shares of Motorola common stock. However, there can be no assurance that such dividends will continue to be paid.

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

         As of March 31, 2000, the unrealized appreciation, net of taxes, of the fair value of Liberty's shares of Time Warner Series LMCN-V common stock was $1.9 billion, based upon the market value of the Time Warner common stock into which the Time Warner Series LMCN-V common stock is convertible. As of March 31, 2000, the unrealized appreciation, net of taxes, of the fair value of the Sprint PCS Group stock held by Liberty was $5.2 billion based upon the market value of such shares.

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At March 31, 2000, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $679 million.

         Flextech has undertaken to finance the working capital requirements of a joint venture that it has formed with BBC Worldwide Limited, and is obligated to provide this joint venture with a primary credit facility of (pound)88 million and, subject to certain restrictions, a standby credit facility of (pound)30 million. As of March 31, 2000, this joint venture had borrowed (pound)59 million under the primary credit facility. If Flextech defaults in its funding obligation to the joint venture and fails to cure the default within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that Liberty assume all of Flextech's funding obligations to the joint venture.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of March 31, 2000, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1.2 billion. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows used in operating activities for the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999 were $163 million, $11 million and $107 million, respectively. Cash used during the three months ended March 31, 2000 and the two months ended February 28, 1999 included payments related to stock appreciation rights of $183 million and $126 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows used in investing activities were $975 million, $3,302 million and $79 million for the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999, respectively. Liberty is a holding company and as such it uses investing cash flows to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities were used for investments in and loans to affiliates amounting to $808 million, $88 million and $51 million during the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999, respectively. Investing cash flows were primarily used in the purchase of marketable securities during the one month period ended March 31, 1999. Liberty made purchases of marketable securities of $3.2 billion during the one month period ended March 31, 1999. Additionally, Liberty invested $344 million in acquisitions during the three month period ended March 31, 2000.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $2.4 billion, $495 million and $155 million and repayments of $772 million, $448 million and $145 million during the three months ended March 31, 2000, the one month ended March 31, 1999 and the two months ended February 28, 1999, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of March 31, 2000, the majority of Liberty's debt was composed of fixed rate debt resulting from the 1999 and 2000 issuances of notes and debentures for net proceeds of approximately $3.9 billion. The proceeds were used to repay floating rate debt, which reduced Liberty's exposure to interest rate risk associated with rising variable interest rates. Had market interest rates been 1% higher throughout the three months ended March 31, 2000 and 1999, Liberty would have recorded approximately $2 million and $5 million of additional interest expense, respectively. At March 31, 2000, the aggregate fair value of Liberty's notes and debentures was $4.7 billion.

         Liberty is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. Liberty continually monitors changes in stock markets, in general, and changes in the stock prices of its significant holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. Equity collars and equity swaps have been used to hedge certain investment positions subject to fluctuations in stock prices.

         In order to illustrate the effect of changes in stock prices on Liberty we provide the following sensitivity analysis. Had the stock price of our investments accounted for as available-for-sale securities been 10% lower at March 31, 2000, and December 31, 1999, the value of such securities would have been lower by $3.1 billion and $2.4 billion, respectively. Our unrealized gains, net of taxes would have also been lower by $1.9 billion and $1.5 billion, respectively. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at March 31, 2000 and 1999, there would have been no impact on the carrying value of such investments. Had the stock price of the Sprint PCS Group stock underlying Liberty's senior exchangeable debentures been 10% higher at March 31, 2000, Liberty's total debt and correspondingly, Liberty's interest expense would have been higher by $220 million. Liberty's cash collateral account under the Securities lending agreement would be reduced by $112 million if the underlying shares of Sprint PCS decreased in value by 10%.

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

                            LIBERTY MEDIA CORPORATION

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     Liberty Media Corporation Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

                                  Date of                   Items
                                  Report                   Reported               Financial Statements Filed
                                  ------                   --------               --------------------------
                              January 25, 2000           Items 5 and 7                       None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIBERTY MEDIA CORPORATION




Date: May 12, 2000                     By: /s/ Charles Y. Tanabe
                                          --------------------------------------
                                          Charles Y. Tanabe
                                            Senior Vice President and
                                             General Counsel


Date: May 12, 2000                     By: /s/ Kathryn Scherff
                                          --------------------------------------
                                          Kathryn Scherff
                                            Vice President and Controller
                                             (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)

                                  EXHIBIT INDEX

The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:


EXHIBIT
NUMBER            DESCRIPTION
         (27)     Liberty Media Corporation Financial Data Schedule