Form 10-Q
period 2000-06-30
LIBERTY MEDIA CORP /DE/
filed 2000-08-11
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             State of Delaware                          84-1288730
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


         9197 So. Peoria Street
           Englewood, Colorado                            80112
----------------------------------------                ---------
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (720) 875-5400


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)

                                                          June 30, December 31,
                                                            2000      1999
                                                          -------  ------------
                                                           amounts in millions
Assets
Current assets:
     Cash and cash equivalents                            $ 1,271     1,714
     Cash collateral under securities lending agreement
        (note 6)                                              423        --
     Short-term investments                                   369       378
     Trade and other receivables, net                         243       116
     Prepaid expenses and committed program rights            517       405
     Deferred income tax assets                               595       750
     Other current assets                                      15         5
                                                          -------   -------
         Total current assets                               3,433     3,368
                                                          -------   -------
Investments in affiliates, accounted for under the
     equity method, and related receivables (note 3)       16,741    15,922

Investments in available-for-sale securities and others
     (notes 4, 5 and 6)                                    29,567    28,593

Property and equipment, at cost                               783       162
     Less accumulated depreciation                             84        19
                                                          -------   -------
                                                              699       143
                                                          -------   -------
Intangible assets:
     Excess cost over acquired net assets                  10,946     9,966
     Franchise costs                                          269       273
                                                          -------   -------
                                                           11,215    10,239
         Less accumulated amortization                        735       454
                                                          -------   -------
                                                           10,480     9,785
                                                          -------   -------
Other assets, at cost, net of accumulated amortization        897       839
                                                          -------   -------
         Total assets                                     $61,817    58,650
                                                          =======   =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                      June 30,  December 31,
                                                        2000        1999
                                                      --------  ------------
                                                       amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:

     Accounts payable                                 $     81          44
     Accrued liabilities                                   355         201
     Accrued stock compensation                          1,978       2,405
     Program rights payable                                179         166
     Current portion of debt                               203         554
                                                      --------    --------
         Total current liabilities                       2,796       3,370
                                                      --------    --------

Long-term debt (note 6)                                  6,340       2,723
Deferred income tax liabilities                         13,775      14,103
Other liabilities                                           32          23
                                                      --------    --------
         Total liabilities                              22,943      20,219
                                                      --------    --------

Minority interests in equity of subsidiaries               283          23

Stockholder's equity (note 7):

     Preferred stock, $.0001 par value
        Authorized 100,000 shares; no shares
        issued and outstanding                              --          --
     Class A common stock $.0001 par value
        Authorized 1,000,000 shares; issued and
        outstanding 1,000 shares                            --          --
     Class B common stock $.0001 par value
        Authorized 1,000,000 shares; issued and
        outstanding 1,000 shares                            --          --
     Class C common stock, $.0001 par value
        Authorized 1,000,000 shares; issued and
        outstanding 1,000 shares                            --          --
     Additional paid-in capital                         34,203      33,838
     Accumulated other comprehensive earnings,
        net of taxes                                     4,984       6,518
     Accumulated deficit                                  (680)     (1,975)
                                                      --------    --------
                                                        38,507      38,381
     Due to related parties                                 84          27
                                                      --------    --------
         Total stockholder's equity                     38,591      38,408
                                                      --------    --------
Commitments and contingencies (note 8)
         Total liabilities and stockholder's equity   $ 61,817    $ 58,650
                                                      ========    ========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        Consolidated Statements Of Operations And Comprehensive Earnings
                                   (unaudited)

                                                   Three months    Three months
                                                       ended          ended
                                                   June 30, 2000   June 30, 1999
                                                   -------------   -------------
                                                        amounts in millions

Revenue                                               $   382             221

Operating costs and expenses:
     Operating, selling, general and
        administrative                                    295             184
     Stock compensation                                  (216)            496
     Depreciation and amortization                        236             177
                                                      -------         -------
                                                          315             857
                                                      -------         -------

         Operating income (loss)                           67            (636)

Other income (expense):
     Interest expense                                    (100)            (33)
     Adjustment to interest expense for contingent
        portion of exchangeable debentures (note 6)       200              --
     Dividend and interest income                          86              82
     Share of losses of affiliates, net (note 3)         (331)           (279)
     Minority interests in losses (earnings) of
        subsidiaries                                       36              12
     Gains (losses) on dispositions, net (note 3)         611              (2)
     Other, net                                             3              (4)
                                                      -------         -------
                                                          505            (224)
                                                      -------         -------
        Earnings (loss) before income taxes               572            (860)

Income tax (expense) benefit                             (254)            317
                                                      -------         -------
        Net earnings (loss)                           $   318            (543)
                                                      -------         -------

Other comprehensive earnings (loss), net of taxes:

     Foreign currency translation adjustments             (87)            (55)
     Unrealized holding gains (losses) arising
        during the period, net of reclassification
        adjustments                                    (3,196)          1,138
                                                      -------         -------
     Other comprehensive earnings (loss)               (3,283)          1,083
                                                      -------         -------

Comprehensive earnings (loss)                         $(2,965)            540
                                                      =======         =======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        Consolidated Statements Of Operations And Comprehensive Earnings
                                   (unaudited)

                                                                New Liberty              Old Liberty
                                                      ------------------------------  -----------------
                                                                   (note 1)                (note 1)
                                                         Six months     Four months       Two months
                                                           ended          ended             ended
                                                       June 30, 2000   June 30, 1999   February 28, 1999
                                                       -------------   -------------   -----------------
                                                                     amounts in millions
Revenue                                                   $   617             292             235

Operating costs and expenses:
     Operating, selling, general and
       administrative                                         469             240             188
     Stock compensation                                      (239)            455             183
     Depreciation and amortization                            403             230              22
                                                          -------         -------         -------
                                                              633             925             393
                                                          -------         -------         -------
         Operating loss                                       (16)           (633)           (158)

Other income (expense):
     Interest expense                                        (175)            (46)            (26)
     Adjustment to interest expense for
        contingent portion of exchangeable
        debentures (note 6)                                  (164)             --              --
     Dividend and interest income                             165             106              10
     Share of losses of affiliates, net (note 3)             (642)           (359)            (66)
     Minority interests in losses of subsidiaries              24              12               4
     Gains (losses) on dispositions, net
        (notes 3, 4 and 5)                                  3,052              (2)             14
     Gains on issuance of equity by affiliates
        and subsidiaries (note 3)                              --              --             372
     Other, net                                                 7              (4)             (9)
                                                          -------         -------         -------
                                                            2,267            (293)            299
                                                          -------         -------         -------
        Earnings (loss) before income taxes                 2,251            (926)            141

Income tax (expense) benefit                                 (956)            325            (211)
                                                          -------         -------         -------
        Net earnings (loss)                               $ 1,295            (601)            (70)
                                                          -------         -------         -------

Other comprehensive earnings (loss), net of taxes:
     Foreign currency translation adjustments                (118)            (43)            (15)
     Unrealized holding gains (losses) arising
        during the period, net of
        reclassification adjustments                       (1,416)          2,006             885
                                                          -------         -------         -------
     Other comprehensive earnings (loss)                   (1,534)          1,963             870
                                                          -------         -------         -------
Comprehensive earnings (loss)                             $  (239)          1,362             800
                                                          =======         =======         =======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 Consolidated Statement Of Stockholder's Equity
                                   (unaudited)

                                                                                                                    Accumulated
                                                                                                                       other
                                                                           Common stock            Additional      comprehensive
                                                     Preferred    -----------------------------     paid-in          earnings,
                                                       stock      Class A    Class B     Class C     capital       net of taxes
                                                    -----------   -------    -------     -------   ----------      -------------
                                                                                                       amounts in millions
Balance at January 1, 2000                          $        --        --         --          --       33,838             6,518
    Net earnings                                             --        --         --          --           --                --
    Foreign currency translation adjustments
                                                             --        --         --          --           --              (118)
    Recognition of previously unrealized gains
       on available-for-sale securities, net
                                                             --        --         --          --           --            (1,479)
    Unrealized gains on available-for-sale
       securities                                            --        --         --          --           --                63
    Issuances of common stock by subsidiaries and
       affiliates, net of taxes
                                                             --        --         --          --          171                --
    Contribution to equity from related party for
       acquisitions, net (note 5)
                                                             --         -         --          --          177                --
    Utilization of net operating losses of
       Liberty by AT&T                                       --        --         --          --           (4)               --
    Other transfers from related parties, net
                                                             --        --         --          --           21                --
                                                    -----------   -------    -------     -------    ---------            ------
Balance at June 30, 2000                            $        --        --         --          --       34,203             4,984
                                                    ===========   =======    =======     =======    =========            ======


                                                                   Due to        Total
                                                     Accumulated   related   stockholder's
                                                       deficit     parties       equity
                                                     ------------  -------   -------------
Balance at January 1, 2000                              (1,975)       27          38,408
    Net earnings                                         1,295        --           1,295
    Foreign currency translation adjustments
                                                            --        --            (118)
    Recognition of previously unrealized gains
       on available-for-sale securities, net
                                                            --        --          (1,479)
    Unrealized gains on available-for-sale
       securities                                           --        --              63
    Issuances of common stock by subsidiaries and
       affiliates, net of taxes
                                                            --        --             171
    Contribution to equity from related party for
       acquisitions, net (note 5)
                                                            --        --             177
    Utilization of net operating losses of
       Liberty by AT&T                                      --        --              (4)
    Other transfers from related parties, net
                                                            --        57              78
                                                       -------      ----        --------
Balance at June 30, 2000                                  (680)       84          38,591
                                                       =======      ====        ========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                  New Liberty              Old Liberty
                                                                          ------------------------------  -----------------
                                                                                    (note 1)                (note 1)
                                                                           Six months     Four months       Two months
                                                                             ended          ended             ended
                                                                          June 30, 2000   June 30, 1999   February 28, 1999
                                                                          -------------   -------------   -----------------
                                                                                          amounts in millions
Cash flows from operating activities:                                                           (note 2)
     Net earnings (loss)                                                      $ 1,295            (601)            (70)
     Adjustments to reconcile net earnings (loss) to net
        cash used by operating activities:
        Depreciation and amortization                                             403             230              22
        Stock compensation                                                       (239)            455             183
        Payments of stock compensation                                           (283)            (27)           (126)
        Share of losses of affiliates, net                                        642             359              66
        Deferred income tax expense (benefit)                                     992            (314)            212
        Intergroup tax allocation                                                 (34)            (14)             (1)
        Cash receipt from AT&T pursuant to tax sharing agreement                  123              45              --
        Minority interests in losses of subsidiaries                              (24)            (12)             (4)
        Losses (gains) on disposition of assets, net                           (3,052)              2             (14)
        Noncash interest                                                          169              --              --
        Gains on issuance of equity by affiliates and subsidiaries                 --              --            (372)
        Other noncash charges                                                      --              --              18
        Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
        Change in receivables                                                       6             (12)             33
        Change in prepaid expenses and committed program rights                  (103)             (7)            (23)
        Change in payables and accruals                                            89              67             (31)
                                                                              -------         -------         -------
             Net cash provided (used) by operating activities                     (16)            171            (107)
                                                                              -------         -------         -------
Cash flows from investing activities:
     Cash paid for acquisitions                                                  (546)             (1)             --
     Capital expended for property and equipment                                  (82)            (16)            (15)
     Investments in and loans to affiliates and others                         (2,336)           (434)            (51)
     Purchases of marketable securities                                          (735)         (6,172)             (3)
     Sales and maturities of marketable securities                              1,326           2,759               9
     Cash proceeds from dispositions                                               79               2              43
     Cash balances of deconsolidated subsidiaries                                  --              --             (53)
     Other, net                                                                     8             (12)             (9)
                                                                              -------         -------         -------
             Net cash used by investing activities                             (2,286)         (3,874)            (79)
                                                                              -------         -------         -------
Cash flows from financing activities:
     Borrowings of debt                                                         3,022             495             155
     Repayments of debt                                                        (1,123)           (463)           (145)
     Cash transfers to related parties                                            (41)           (160)             31
     Repurchase of stock of subsidiary                                             --              --             (45)
     Other, net                                                                     1              16              (7)
                                                                              -------         -------         -------
             Net cash provided (used) by financing activities                   1,859            (112)            (11)
                                                                              -------         -------         -------
                Net decrease in cash and cash equivalents                        (443)         (3,815)           (197)
                Cash and cash equivalents at beginning of year                  1,714           5,319             228
                                                                              -------         -------         -------
                Cash and cash equivalents at end of year                      $ 1,271           1,504              31
                                                                              =======         =======         =======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (unaudited)

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

         Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in technology and Internet businesses, as well as interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. Liberty also has significant interests in foreign affiliates which operate in cable television, programming and satellite distribution.

         On March 9, 1999, AT&T acquired TCI in a merger transaction (the "AT&T Merger") whereby a wholly owned subsidiary of AT&T merged with and into TCI, and TCI thereby became a subsidiary of AT&T. The AT&T Merger has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values therefor, creating a new cost basis. For financial reporting purposes the AT&T Merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999 the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty", and for periods subsequent to February 28, 1999 the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty". The "Company" and "Liberty" refers to both New Liberty and Old Liberty.

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

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $121 million, $58 million and $32 million for the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999, respectively. Cash paid for income taxes during the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999 was not material.

                                                  New Liberty              Old Liberty
                                           --------------------------      -----------
                                                    (note 1)                (note 1)
                                           Six months     Four months       Two months
                                             ended           ended             ended
                                            June 30,        June 30,        February 28,
                                              2000           1999              1999
                                          -----------     -----------      ------------
                                                      amounts in millions
Cash paid for acquisitions (note 5):
       Fair value of assets acquired          $ 2,027               3              --
       Net liabilities assumed                 (1,119)             (2)             --
       Deferred tax asset recorded                194              --              --
       Minority interests in equity of
          acquired subsidiaries                  (379)             --              --
       Contribution to equity for
          acquisitions                           (177)             --              --
                                              -------         -------           -----
       Cash paid for acquisitions             $   546               1              --
                                              =======         =======           =====

         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):

Cash and cash equivalents prior to the AT&T Merger                              $   31
    Cash contribution in connection with the AT&T Merger                         5,464
    Cash paid to TCI for certain warrants (note 4)                                (176)
                                                                                ------
Cash and cash equivalents subsequent to the AT&T Merger                         $5,319
                                                                                ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Liberty ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting, effective March 1, 1999 (see note 3). The effect of changing the method of accounting for Liberty's ownership interest in TV Guide from the consolidation method to the equity method is summarized below (amounts in millions):

Assets (other than cash and cash equivalents)
   reclassified to investments in affiliates                 $ (200)
Liabilities reclassified to investments in affiliates           190
Minority interests in equity of subsidiaries
   reclassified to investments in affiliates                     63
                                                             ------
Decrease in cash and cash equivalents                        $   53
                                                             ======


(3)      Investments in Affiliates Accounted for under the Equity Method

         Liberty has various investments accounted for under the equity method. The following table includes Liberty's carrying amount of the more significant investments in affiliates:

                                          June 30, 2000   December 31, 1999
                                          -------------   -----------------
                                              amounts in millions
USA Networks, Inc. ("USAI") and
    related investments                      $ 2,848          2,699
Telewest Communications plc
   ("Telewest")                                3,048          1,996
Discovery Communications, Inc.
   ("Discovery")                               3,313          3,441
TV Guide                                       1,708          1,732
QVC Inc. ("QVC")                               2,510          2,515
Flextech p.l.c. ("Flextech")                      --            727
UnitedGlobalCom, Inc.
   ("UnitedGlobalCom")                           445            505
Various foreign equity investments
   (other than Telewest and Flextech)          1,536          1,463
Other                                          1,333            844
                                             -------        -------
                                             $16,741         15,922
                                             =======        =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table reflects Liberty's share of earnings (losses) of affiliates:

                                                  New Liberty              Old Liberty
                                           --------------------------      -----------
                                                    (note 1)                (note 1)
                                           Six months     Four months       Two months
                                             ended           ended             ended
                                            June 30,        June 30,        February 28,
                                              2000           1999              1999
                                          -----------     -----------      ------------
                                                      amounts in millions
USAI and related investments                  $ (16)           (9)                10
Telewest                                       (168)          (97)               (38)
Discovery                                      (128)          (76)                (8)
TV Guide                                        (25)          (11)                --
QVC                                              (5)           (9)                13
Flextech                                        (18)          (13)                (5)
UnitedGlobalCom                                 (88)           --                 --
Other foreign investments                      (130)          (56)               (22)
Other                                           (64)          (88)               (16)
                                              -----         -----              -----
                                              $(642)         (359)               (66)
                                              =====         =====              =====

         Summarized unaudited combined financial information for affiliates is as follows:

                                                  New Liberty              Old Liberty
                                           --------------------------      -----------
                                                    (note 1)                (note 1)
                                           Six months     Four months       Two months
                                             ended           ended             ended
                                            June 30,        June 30,        February 28,
                                              2000           1999              1999
                                          -----------     -----------      ------------
                                                      amounts in millions
Revenue                                     $ 7,841           4,060             2,341
Operating expenses                           (7,017)         (3,451)           (1,894)
Depreciation and amortization                (1,502)           (520)             (353)
                                            -------         -------           -------
    Operating income (loss)
                                               (678)             89                94
Interest expense                             (1,117)           (323)             (281)
Other, net                                      148            (244)             (127)
                                            -------         -------           -------
    Net loss                                $(1,647)           (478)             (314)
                                            =======         =======           =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At June 30, 2000, Liberty directly and indirectly held 74.4 million shares of USAI's common stock. Liberty also held shares directly in certain subsidiaries of USAI which are exchangeable into 79.0 million shares of USAI common stock. Liberty's direct ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of these shares can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock was completed at June 30, 2000, Liberty would own 153.4 million shares or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock reported a closing price of $21-5/8 per share on June 30, 2000.

         Telewest currently operates and constructs cable television and telephone systems in the UK. Flextech develops and sells a variety of television programming in the UK. In April 2000, Telewest acquired Flextech. As a result, each share of Flextech was exchanged for 3.78 new Telewest shares. Prior to the acquisition, Liberty owned an approximate 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, Liberty owns an approximate 24.6% equity interest in Telewest. Liberty recognized a $649 million gain (excluding related tax expense of $227 million) on the acquisition during the second quarter of 2000 based on the difference between the carrying value of Liberty's interest in Flextech and the fair value of the Telewest shares received. At June 30, 2000 Liberty indirectly owned 724 million of the issued and outstanding Telewest ordinary shares. Telewest's ordinary shares reported a closing price of $3.46 per share on June 30, 2000.

         On March 1, 1999, United Video Satellite Group, Inc. ("UVSG") and The News Corporation Limited ("News Corp.") completed a transaction whereby UVSG acquired News Corp.'s TV Guide properties, creating a broader platform for offering television guide services to consumers and advertisers, and UVSG was renamed TV Guide. News Corp. received total consideration of $1.9 billion including $800 million in cash, 45 million shares of TV Guide's Class A common stock and 75 million shares of TV Guide's Class B common stock valued at an average of $9.325 per share. In addition, News Corp. purchased approximately 13 million additional shares of TV Guide's Class A common stock for $129 million in order to equalize its ownership with that of Liberty. As a result of these transactions, and another transaction completed on the same date, News Corp, Liberty and TV Guide's public stockholders own on an economic basis approximately 44%, 44% and 12%, respectively, of TV Guide. Following such transactions, News Corp. and Liberty each have approximately 49% of the voting power of TV Guide's outstanding stock. In connection with the increase in TV Guide's equity, net of dilution of Liberty's ownership interest in TV Guide, Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million).

         The Class A common stock of TV Guide is publicly traded. At June 30, 2000, Liberty held 58 million shares of TV Guide Class A common stock and 75 million shares of TV Guide Class B common. The TV Guide Class B common stock is convertible, one-for-one, into TV Guide Class A common stock. TV Guide's Class A common stock reported a closing price of $34.25 per share on June 30, 2000.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         UnitedGlobalCom is the largest global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At June 30, 2000, Liberty owned an approximate 11% economic ownership interest representing an approximate 37% voting interest in UnitedGlobalCom. UnitedGlobalCom's Class A common stock reported a closing price of $46.75 per share on June 30, 2000. Liberty owns 9.9 million shares of UnitedGlobalCom Class B common stock, which stock is convertible, on a one-for-one basis, into UnitedGlobalCom Class A common stock.

         The $12 billion aggregate excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is being amortized over an estimated useful life of 20 years.

(4)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                           June 30,     December 31,
                                                             2000           1999
                                                           --------     -----------
                                                              amounts in millions

Sprint Corporation ("Sprint")                              $11,575         10,186
Time Warner, Inc. ("Time Warner")                            8,564          8,202
News Corp.                                                   2,804          2,403
Motorola, Inc. ("Motorola")                                  2,059          3,430
Other available-for-sale securities                          3,806          3,765
Other investments, at cost, and related receivables          1,128            985
                                                           -------        -------
                                                            29,936         28,971
    Less short-term investments                                369            378
                                                           -------        -------
                                                           $29,567         28,593
                                                           =======        =======

         On January 5, 2000, Motorola completed the acquisition of General Instrument Corporation ("General Instrument") through a merger of General Instrument with a wholly owned subsidiary of Motorola. In the merger, each outstanding share of General Instrument common stock was converted into the right to receive 1.725 shares (as adjusted for a subsequent stock split) of Motorola common stock. In connection with the merger Liberty received 54 million shares (as adjusted for a subsequent stock split) and warrants to purchase 37 million shares (as adjusted for a subsequent stock split) of Motorola common stock in exchange for its holdings in General Instrument. Liberty recognized a $2.2 billion gain (excluding related tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received.

         Liberty's right to exercise warrants to purchase 18.4 million shares (as adjusted for a subsequent stock split) of Motorola common stock is subject to AT&T satisfying the terms of a purchase commitment in 2000. AT&T has agreed to pay Liberty $4.78 (as adjusted for a subsequent stock split) for each warrant that does not vest as a result of the purchase commitment not being met.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Investments in available-for-sale securities are summarized as follows:

                                          June 30,     December 31,
                                            2000          1999
                                          --------     -----------
                                            amounts in millions
Equity securities:
   Fair value                             $ 25,834         24,464
   Gross unrealized holding gains           10,730         11,453
   Gross unrealized holding losses          (2,388)          (646)
Debt securities:
   Fair value                                1,410          1,995
   Gross unrealized holding gains               35             --
   Gross unrealized holding losses             (51)           (22)


         Management of Liberty estimates the market value, calculated using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices, of all of Liberty's investments in available-for-sale securities and others aggregated $30.9 billion and $29.2 billion at June 30, 2000 and December 31, 1999, respectively. No independent appraisals were conducted for those assets.

(5)      Acquisitions

         On January 14, 2000, AT&T completed the acquisition of Associated Group, Inc. ("Associated Group"). Each share of Associated Group's common stock was converted into shares of AT&T tracking stock, subject to applicable exchange ratios. Prior to the merger, Associated Group's primary assets were shares of AT&T tracking stock, an approximate 40% interest in Teligent, Inc. ("Teligent") and all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitter, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group other than the AT&T tracking stock and the equity interest in Teligent were transferred to Liberty.

         The acquisition of Associated Group was accounted for as a purchase and the $17 million excess of the fair value of the net assets acquired over the purchase price is being amortized over ten years. In connection with the net liability contributed to Liberty in this transaction, Liberty recorded a $69 million decrease to paid-in-capital.

         On March 16, 2000, Liberty purchased shares of preferred stock in TCI Satellite Entertainment, Inc. ("TSAT") in exchange for Liberty's economic interest in approximately 5 million shares of Sprint PCS Group Stock, valued at $300 million. Liberty received 150,000 shares of TSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of TSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of TSAT. In connection with this transaction, Liberty realized a $211 million gain (before related tax expense of $84 million) during the first quarter of 2000 based on the difference between the cost basis and fair value of the economic interest in the Sprint PCS Group Stock exchanged.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. ("Ascent") at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid approximately $385 million. On June 28, 2000, Liberty completed its acquisition of 100% of Ascent for an additional $67 million. Such transaction was accounted for as a purchase and the $283 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years.

         On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company ("Four Media") in exchange for approximately $123 million, 6.4 million shares of AT&T Class A Liberty Media Group tracking stock and a warrant to purchase approximately 700,000 shares of AT&T Class A Liberty Media Group tracking stock at an exercise price of $23 per share. The acquisition was accounted for as a purchase. In connection with the AT&T Liberty Media Group tracking stock issued in this transaction, Liberty recorded a $145 million increase to paid-in-capital and the $307 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Four Media provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

         On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO"), consisting of approximately 6.5 million shares of Class B Common Stock of Todd-AO, representing 60% of the equity and approximately 94% of the voting power of Todd-AO outstanding immediately prior to the closing, in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group tracking stock. The acquisition was accounted for as a purchase. In connection with the AT&T Liberty Media Group tracking stock issued in this transaction, Liberty recorded a $101 million increase to paid-in-capital and the $94 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

         Immediately following the closing of such transaction, Liberty contributed to Todd-AO 100% of the capital stock of Four Media, in exchange for approximately 16.6 million shares of the Class B Common Stock of Todd-AO increasing Liberty's ownership interest in Todd-AO to approximately 84% of the equity and approximately 98% of the voting power of Todd-AO outstanding immediately following the closing.

         Following Liberty's acquisition of Todd-AO, and the contribution by Liberty to Todd-AO of Liberty's ownership in Four Media, Todd-AO changed its name to Liberty Livewire Corporation ("Liberty Livewire").

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Long-Term Debt

         Debt is summarized as follows:

                                            June 30,     December 31,
                                              2000          1999
                                            --------     -----------
                                               amounts in millions
Parent company debt:
    Senior notes                              $  741           741
    Senior debentures (a)                      1,486           494
    Senior exchangeable debentures (b)         1,996         1,022
    Securities lending agreement (c)           1,026            --
    Bank credit facilities                        --           390
                                              ------        ------
                                               5,249         2,647
Debt of subsidiaries:
    Bank credit facilities                       924           573
    Senior notes                                 170            --
    Other debt, at varying rates                 200            57
                                              ------        ------
                                               1,294           630
                                              ------        ------
    Total debt                                 6,543         3,277
Less current maturities                          203           554
                                              ------        ------
    Total long-term debt                      $6,340         2,723
                                              ======        ======

         (a) On February 2, 2000, Liberty received net cash proceeds of approximately $983 million from the issuance of 8-1/4% Senior Debentures due 2030. The senior debentures have an aggregate principal amount of $1 billion. Interest on the senior debentures is payable on February 1 and August 1 of each year.

         (b) On February 10, 2000, Liberty received net cash proceeds of $735 million from the issuance of $750 million principal amount of 3-3/4% Senior Exchangeable Debentures due 2030. On March 8, 2000, Liberty received net cash proceeds of $59 million from the issuance of an additional $60 million principal amount of 3-3/4% Senior Exchangeable Debentures due 2030. Each debenture has a $1,000 face amount and is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. This amount will be paid only in cash until the later of February 15, 2002 and the date the direct and indirect ownership level of Sprint PCS Group Stock owned by Liberty falls below a designated level, after which, at Liberty's election, Liberty may pay the amount in cash, Sprint PCS Group Stock or a combination thereof. Interest on these exchangeable debentures is payable on February 15 and August 15 of each year. The carrying amount of the exchangeable debentures in excess of the principal amount (the "Contingent Portion) is based on the fair value of the underlying Sprint PCS Group Stock. The increase or decrease in the Contingent Portion is recorded as an adjustment to interest expense in the consolidated statement of operations and comprehensive earnings.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (c) On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group Stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. The cash collateral of $423 million at June 30, 2000 included $205 million of restricted cash. At June 30, 2000, Liberty had utilized $603 million of the cash collateral under the securities lending agreement.

         At June 30, 2000, Liberty had approximately $236 million in unused lines of credit under its bank credit facilities. The bank credit facilities of Liberty generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Liberty was in compliance with its debt covenants at June 30, 2000. Additionally, Liberty pays fees ranging from .15% to .375% per annum on the average unborrowed portions of the total amounts available for borrowings under bank credit facilities.

         Based on quoted market prices, the fair value of Liberty's debt at June 30, 2000 is as follows (amounts in millions):

                 Senior notes of parent company                         $  720
                 Senior debentures of parent company                     1,392
                 Senior exchangeable debentures of parent company        2,134
                 Senior notes of subsidiary                                183

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at June 30, 2000.

(7)      Stockholder's Equity

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board. As of June 30, 2000, no shares of preferred stock were issued.

         Common Stock

         The Class A Stock has one vote per share, and each of the Class B and Class C Stock has ten votes per share.

         As of June 30, 2000, all of the issued and outstanding common stock of Liberty was held by AT&T.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Stock Issuances by Subsidiary

         During the six months ended June 30, 2000, Liberty Digital, Inc. ("Liberty Digital") issued approximately 4.2 million shares of common stock in connection with certain acquisitions and the exercise of certain employee stock options. In connection with the increase in Liberty Digital's equity, net of the dilution of Liberty's interest in Liberty Digital, that resulted from such stock issuances, Liberty recorded a $155 million increase to paid-in-capital.

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

         Transactions with AT&T

         Certain AT&T corporate general and administrative costs are charged to Liberty based on the cost of services provided. Management believes this allocation method is reasonable. During the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999 Liberty was charged less than $1 million, less than $1 million and $2 million, respectively, in corporate general and administrative costs by AT&T. These costs are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $111 million, $71 million and $43 million for the six months ended June 30, 2000, the four month period ending June 30, 1999 and the two month period ending February 28, 1999, respectively.

         Subsidiaries of Liberty lease satellite transponder facilities from a subsidiary of AT&T. Charges for such arrangements and other related operating expenses for the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999 aggregated $9 million, $10 million and $4 million, respectively, and are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         Liberty makes marketing support payments to AT&T. Charges by AT&T for such arrangements were $1 million for the six months ended June 30, 2000, and less than $1 million for each of the four months ended June 30, 1999 and the two months ended February 28, 1999.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         A certain subsidiary of Liberty purchases programming services from AT&T. The charges, which approximate AT&T's cost and are based on the aggregate number of subscribers served by the subsidiary, aggregated $4 million, $2 million and $1 million during the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999, respectively, and are included in operating expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         During the quarter ended June 30, 2000, a subsidiary of Liberty entered into an agreement for AT&T to provide dedicated hosting services to the subsidiary. As of June 30, 2000, no amounts have been paid to AT&T for such services.

         Due to Related Parties

         The amounts included in "Due to related parties" represent a non-interest bearing intercompany account which includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

(8)      Commitments and Contingencies

         Starz Encore Group LLC ("Starz Encore Group"), a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 2000, these agreements require minimum payments aggregating approximately $1.2 billion. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At June 30, 2000, the Guaranteed Obligations aggregated approximately $774 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Final Judgment requires that the Trustee vote the Sprint Securities beneficially owned by Liberty in the same proportion as other holders of Sprint's PCS Group Stock so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ.

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

(9)      Information about Liberty's Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to match the current period segment presentation.

         For the six months ended June 30, 2000, Liberty had four operating segments: Starz Encore Group, Liberty Livewire, On Command Corporation ("On Command") and Other. Starz Encore Group owns and operates cable and satellite-delivered premium movie networks in the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command, a majority owned subsidiary of Ascent, provides in-room on-demand video entertainment and information services to the domestic lodging industry and is majority owned and consolidated by Liberty. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

         The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in Liberty's summary of significant accounting policies. Liberty evaluates performance based on the measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price along with other non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial indicator of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                              Starz
                                              Encore     Liberty       On
                                              Group      Livewire    Command   Other       Total
                                              ------     --------    -------   -----       -----
                                                          amounts in millions
Six months ended June 30, 2000
    Segment revenue from external
       customers including intersegment
       revenue                               $   353         69         66        129         617
    Segment operating cash flow                  117         11         19          1         148

As of June 30, 2000
    Segment assets                             2,645        796        418     57,958      61,817
    Investments in affiliates                     --         --         --     16,741      16,741
    Investments in available-for-sale
       securities and others                       9         13          2     29,543      29,567

Four months ended June 30, 1999
    Segment revenue from external
       customers including intersegment
       revenue                                   211         --         --         81         292
    Segment operating cash flow (deficit)         53         --         --         (1)         52
-------------------------------------------------------------------------------------------------
Two months ended February 28, 1999
    Segment revenue from external
       customers including intersegment
       revenue                               $   101         --         --        134         235
    Segment operating cash flow                   41         --         --          6          47


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                  New Liberty              Old Liberty
                                           --------------------------      -----------
                                                    (note 1)                (note 1)
                                           Six months     Four months       Two months
                                             ended           ended             ended
                                            June 30,        June 30,        February 28,
                                              2000           1999              1999
                                          -----------     -----------      ------------
                                                      amounts in millions
Segment operating cash flow                  $  148             52               47
Stock compensation                              239           (455)            (183)
Depreciation and amortization                  (403)          (230)             (22)
Interest expense                               (175)           (46)             (26)
Segment equity in losses of affiliates         (642)          (359)             (66)
Gains (losses) on dispositions, net           3,052             (2)              14
Gain on issuance of equity by
  affiliates and subsidiaries                    --             --              372
Other, net                                       32            114                5
                                             ------          -----            -----
Earnings (loss) before income taxes          $2,251           (926)             141
                                             ======          =====            =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         GENERAL

         The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

         Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in technology and Internet businesses, as well as interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. Liberty also has significant interests in foreign affiliates, which operate in cable television, programming and satellite distribution.

         Liberty's most significant consolidated subsidiaries at June 30, 2000, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at June 30, 2000 were USA Networks, Inc., Discovery Communications, Inc., TV Guide, Inc., QVC Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

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

         As a result of AT&T's acquisition of Tele-Communications, Inc. ("TCI") by merger on March 9, 1999, the shares of each series of TCI common stock were converted into shares of a class of AT&T common stock, subject to applicable exchange ratios. The AT&T merger has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values therefor creating a new cost basis. For financial reporting purposes the AT&T merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty." "Liberty" refers to both New Liberty and Old Liberty.

SUMMARY OF OPERATIONS

         Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room on-demand video entertainment and information services to the domestic lodging industry. To enhance the reader's understanding, separate financial data has been provided below for the periods in which they were consolidated for Starz Encore Group, Liberty Livewire and On Command due to the significance of those operations. The table sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Under the Equity Method." Other items of significance are discussed separately below.

                                                      New Liberty
                                       -----------------------------------------
                                       Quarter               Quarter
                                        ended      % of       ended       % of
                                       June 30,    total     June 30,     total
                                        2000      revenue      1999      revenue
                                       ------     -------     ------     -------
                                              (dollar amounts in millions)
Starz Encore Group
   Revenue                            $  177        100%     $  159        100%
   Operating, selling, general and
      administrative                     123         70         120         76
   Stock compensation                      5          3          --         --
   Depreciation and amortization          38         21          48         30
                                      ------     ------      ------     ------
       Operating income (loss)        $   11          6%     $   (9)        (6)%
                                      ======     ======      ======     ======
Liberty Livewire
   Revenue                            $   69        100%     $   --         --
   Operating, selling, general and
      administrative                      58         84          --         --
   Depreciation and amortization          14         20          --         --
                                      ------     ------      ------     ------
       Operating loss                 $   (3)        (4)%    $   --         --
                                      ======     ======      ======     ======
On Command
   Revenue                            $   66        100%     $   --         --
   Operating, selling, general and
      administrative                      47         71          --         --
   Depreciation and amortization          22         33          --         --
                                      ------     ------      ------     ------
       Operating loss                 $   (3)        (4)%    $   --         --
                                      ======     ======      ======     ======
Other
   Revenue                            $   70        (a)      $   62        (a)
   Operating, selling, general and
      administrative                      67                     64
   Stock compensation                   (221)                   496
   Depreciation and amortization         162                    129
                                      ------                 ------
       Operating income (loss)        $   62                 $ (627)
                                      ======                 ======

---------------
(a)  Not meaningful.

         Due to the consummation of the AT&T merger, Liberty's statements of operations include information reflecting the six month period ended June 30, 2000, the four month period ended June 30, 1999, and the two month period ended February 28, 1999. The following discussion of Liberty's results of operations includes a section that addresses the combined operating results of "Old Liberty" and "New Liberty," collectively "Combined Liberty."

                                                      New Liberty                        Old Liberty
                                     ---------------------------------------------   ---------------------
                                     Six months              Four months             Two months
                                       ended       % of          ended       % of       ended       % of
                                      June 30,     total        June 30,    total    February 28,   total
                                        2000      revenue        1999      revenue       1999      revenue
                                     ----------   -------    -----------   -------   ------------  -------
                                                           (dollar amounts in millions)
  Starz Encore Group
     Revenue                            $ 353         100%       $ 211         100%       $ 101        100%
     Operating, selling, general and
        administrative                    236          67          158          75           60         59
     Stock compensation                     5           2           --          --            3          3
     Depreciation and amortization         79          22           60          28            1          1
                                        -----       -----        -----       -----        -----      -----
        Operating income (loss)         $  33           9%       $  (7)         (3)%      $  37         37%
                                        =====       =====        =====       =====        =====      =====
  Liberty Livewire
     Revenue                            $  69         100%       $  --          --        $  --         --
     Operating, selling, general and
        administrative                     58          84           --          --           --         --
     Depreciation and amortization         14          20%          --          --           --         --
                                        -----       -----        -----       -----        -----      -----
        Operating loss                  $  (3)         (4)%      $  --          --        $  --         --
                                        =====       =====        =====       =====        =====      =====
  On Command
     Revenue                            $  66         100%       $  --          --        $  --         --
     Operating, selling, general and
        administrative                     47          71           --          --           --         --
     Depreciation and amortization         22          33           --          --           --         --
                                        -----       -----        -----       -----        -----      -----
        Operating loss                  $  (3)         (4)%      $  --          --        $  --         --
                                        =====       =====        =====       =====        =====      =====
  Other
     Revenue                            $ 129         (a)        $  81         (a)        $ 134        (a)
     Operating, selling, general and
        administrative                    128                       82                      128
     Stock compensation                  (244)                     455                      180
     Depreciation and amortization        288                      170                       21
                                        -----                    -----                    -----
        Operating loss                  $ (43)                   $(626)                   $(195)
                                        =====                    =====                    =====

----------------
(a)  Not meaningful.

         In order to provide a meaningful basis for comparing the six months ended June 30, 2000 and 1999 for purposes of the following table and discussion, the operating results of Combined Liberty for the four months ended June 30, 1999 have been combined with the operating results of Combined Liberty for the two months ended February 28, 1999, and the resulting six month operating results are compared to the operating results for the six months ended June 30, 2000. Depreciation, amortization and certain other line items included in the operating results of Combined Liberty are not comparable between periods as the two-month predecessor period ended February 28, 1999 does not include the effects of purchase accounting adjustments related to the AT&T merger, and subsequent periods do include the effects of purchase accounting adjustments related to the AT&T merger. The combining of predecessor and successor accounting periods is not acceptable under generally accepted accounting principles.


                                                        Combined Liberty
                                        -------------------------------------------
                                        Six months              Six months
                                          ended       % of         ended       % of
                                         June 30,     total       June 30,    total
                                          2000       revenue       1999      revenue
                                        ----------   -------    -----------  -------
                                                 (dollar amounts in millions)
  Starz Encore Group
     Revenue                              $ 353         100%       $ 312        100%
     Operating, selling, general and
        administrative                      236          67          218         70
     Stock compensation                       5           2            3          1
     Depreciation and amortization           79          22           61         19
                                          -----       -----        -----      -----
         Operating income                 $  33           9%       $  30         10%
                                          =====       =====        =====      =====
  Liberty Livewire
     Revenue                              $  69         100        $  --         --
     Operating, selling, general and
        administrative                       58          84           --         --
     Depreciation and amortization           14          20           --         --
                                          -----       -----        -----      -----
         Operating loss                   $  (3)         (4)%      $  --         --
                                          =====       =====        =====      =====
  On Command
     Revenue                              $  66         100%       $  --         --
     Operating, selling, general and
        administrative                       47          71           --         --
     Depreciation and amortization           22          33           --         --
                                          -----       -----        -----      -----
         Operating loss                   $  (3)         (4)%      $  --         --
                                          =====       =====        =====      =====
  Other
     Revenue                              $ 129         (a)        $ 215        (a)
     Operating, selling, general and
        administrative                      128                      210
     Stock compensation                    (244)                     635
     Depreciation and amortization          288                      191
                                          -----                    -----
         Operating loss                   $ (43)                   $(821)
                                          =====                    =====

---------------
(a)  Not meaningful.

     QUARTER AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO QUARTER AND SIX
        MONTHS ENDED JUNE 30, 1999

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

         Revenue increased to $177 million for the quarter ended June 30, 2000, from $159 million for the corresponding quarter of 1999. Revenue increased to $353 million for the six months ended June 30, 2000 from $312 million for the corresponding period of 1999. The increase in revenue is primarily due to increases in subscription units from all forms of distribution. These increases are due to subscription unit increases of 42% for Encore Thematic Multiplex, and 13% for STARZ!

         Operating expenses increased by 3% and 8% for the quarter and six months ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The increase in operating expense is due to an increase in spending on affiliate marketing efforts related to higher revenue and subscription units, as well as an increase in national branding efforts, offset by a decrease in programming expenses.

         Depreciation and amortization decreased from $48 million for the quarter ended June 30, 1999 to $38 million for the quarter ended June 30, 2000. Depreciation and amortization increased from $61 million for the six months ended June 30, 1999 to $79 million for the corresponding period in 2000. The fluctuations in depreciation and amortization are a direct result of the effects of purchase accounting adjustments related to the AT&T merger.

         Liberty Livewire. On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Liberty Media Group tracking stock and cash. On June 9, 2000 Liberty acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Liberty Media Group tracking stock. Immediately following the closing of such transaction, Liberty contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. Liberty owns approximately 84% of the equity and controls approximately 98% of the voting power of Liberty Livewire, and as a result, began to consolidate the operations of Liberty Livewire during the quarter ended June 30, 2000.

         On Command. On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On Command's principal business is providing pay-per-view entertainment and information services through its majority owned subsidiary, On Command Corporation. Upon completion of the tender offer, Liberty consolidated the operations of On Command.

         Other. Included in this information are the results of Liberty's consolidated subsidiaries and corporate expenses. The results of TV Guide are included for the two months ended February 28, 1999, after which time Liberty began accounting for this investment under the equity method of accounting (see note 3 to the accompanying consolidated financial statements).

         Revenue increased 13% to $70 million for the quarter ended June 30, 2000 as compared to $62 million for the corresponding period in 1999 due to revenue growth at Liberty Cablevision of Puerto Rico and Pramer, as well as revenue from Cable Management Ireland Limited which was acquired during November 1999. Revenue decreased 40% to $129 million for the six months ended June 30, 2000 as compared to $215 million in the corresponding period of 1999 primarily due to the deconsolidation of TV Guide on March 1, 1999.

         Operating, selling, general and administrative expenses increased 5% to $67 million for the quarter ended June 30, 2000 compared to $64 million for the same period in 1999. Operating, selling, general and administrative expenses decreased 39% to $128 million for the six months ended June 30, 2000 as compared to $210 million for the corresponding period of 1999. The increase in expenses for the quarter ended June 30, 2000 is due to start up losses of True Position, Inc. which was acquired on January 14, 2000. The decrease in expenses for the six months ended June 30, 2000 is primarily due to the deconsolidation of TV Guide on March 1, 1999.

         Depreciation and amortization increased $33 million to $162 million for the quarter ended June 30, 2000 from $129 million for the corresponding period in 1999 due to recent acquisitions. Depreciation and amortization increased $97 million to $288 million for the six months ended June 30, 2000 from $191 million for the corresponding period in 1999. The increase for the six months ended June 30, 2000 was a result of the effects of purchase accounting adjustments related to the AT&T merger as well as recent acquisitions.

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

         Other Income and Expense. Interest expense for the quarters ended June 30, 2000 and June 30, 1999 was $100 million and $33 million, respectively. Interest expense was $175 million, $46 million and $26 million for the six month period ending June 30, 2000, the four month period ending June 30, 1999 and the two month period ending February 28, 1999, respectively. The increase in interest expense is due to increased borrowings during 1999 and the first quarter of 2000.

         The carrying amount of Liberty's senior exchangeable debentures in excess of the principal amount is based on the fair value of the underlying Sprint PCS Group Stock. The increase or decrease in this excess amount is recorded as an adjustment to interest expense in the consolidated statement of operations and comprehensive earnings.

         Dividend and interest income for the quarters ended June 30, 2000 and 1999 was $86 million and $82 million, respectively. Dividend and interest income was $165 million, $106 million and $10 million for the six month period ending June 30, 2000, the four month period ended June 30, 1999 and the two month period ending February 28, 1999, respectively. The increase in dividend and interest income during 2000 primarily represents dividends and interest income from the investment of the $5.5 billion received in connection with the AT&T merger.

         Aggregate gains (losses) from dispositions and issuance of equity by affiliates and subsidiaries during the six month period ended June 30, 2000, the four month period ended June 30, 1999 and the two month period ended February 28, 1999 were approximately $3.1 billion, $(2) million and $386 million, respectively. Liberty recognized a gain of $2.2 billion (before deducting deferred income tax expense of $883 million) during the six months ended June 30, 2000, in connection with the acquisition of General Instrument by Motorola (see note 4 of the accompanying consolidated financial statements). Liberty also recognized a $211 million gain (before deducting deferred income taxes of $84 million) during the six months ended June 30, 2000, in connection with the TCI Satellite Entertainment ("TSAT") transaction (see note 5 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the cost basis and fair value of the Sprint PCS Group Stock exchanged for two series of TSAT preferred stock. Liberty recognized a gain of $649 million (before deducting deferred income tax expense of $227 million) during the six months ended June 30, 2000, in connection with the acquisition of Flextech by Telewest (see note 3 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the carrying value of Liberty Media Group's interest in Flextech and the fair value of the Telewest shares received. Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million) during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties (see note 3 of the accompanying consolidated financial statements).

INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates for the quarters ended June 30, 2000 and 1999 was $331 million and $279 million, respectively. Liberty's share of losses of affiliates was $642 million, $359 million and $66 million during the six month period ending June 30, 2000, the four month period ended June 30, 1999 and the two month period ending February 28, 1999, respectively.

         Discovery. Discovery's revenue increased $89 million or 25% from $350 million for the quarter ended June 30, 1999, to $439 million for the quarter ended June 30, 2000. Discovery's revenue increased $159 million or 25% from $648 million for the six months ended June 30, 1999, to $807 million for the six months ended June 30, 2000. The increase in revenue resulted from increases in rates charged to affiliates and increases in advertising rates due to higher ratings and a generally strong advertising sales market. Subscriber growth at Discovery's international and developing networks also contributed to the increase in revenue. Earnings before interest, taxes, depreciation and amortization ("Operating Cash Flow") increased $10 million or 29% from $34 million for the quarter ended June 30, 1999, to $44 million for the quarter ended June 30, 2000. Operating Cash Flow increased by $14 million or 20% from $69 million for the six months ended June 30, 1999, to $83 million for the six months ended June 30, 2000. The increase in Operating Cash Flow was due to increases in revenue offset by increased programming and marketing expenses. Marketing expenses have increased as Discovery continued the rollout of Travel Channel and launched other developing networks. Discovery's net loss increased $10 million or 37% from $27 million for the quarter ended June 30, 1999, to $37 million for the quarter ended June 30, 2000. Discovery's net loss increased $63 million or 140% from $45 million for the six months ended June 30, 1999, to $108 million for the six months ended June 30, 2000. The increase in the net loss is due to increased interest expense and launch amortization due to the company's efforts to increase launch support related to developing networks. Liberty's share of Discovery's net loss was approximately $65 million and $60 million for the quarters ended June 30, 2000 and 1999, respectively. Liberty's share of Discovery's net loss was approximately $128 million, $76 million and $8 million for the six month period ended June 30, 2000, the four month period ended June 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the six month period ended June 30, 2000, and the four months ended June 30, 1999 included $93 million and $62 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in Discovery in connection with the AT&T merger.

         USA Networks, Inc. USA Network's revenue increased $321 million or 41% from $777 million for the quarter ended June 30, 1999, to $1,098 million for the quarter ended June 30, 2000. Revenue increased $595 million or 40% from $1,506 million for the six months ended June 30, 1999, to $2,101 million for the six months ended June 30, 2000. The increase was due to increased advertising revenue from the networks and studios businesses of USA Networks, increased revenue from The Hotel Reservation Network acquisition, increased international electronic retailing revenue due to the Home Order Television acquisition, increased online ticketing revenue and increased domestic electronic retailing revenue due to increased sales volume. Operating Cash Flow increased $44 million or 33% from $135 million for the quarter ended June 30, 1999, to $179 million for the quarter ended June 30, 2000. Operating Cash Flow increased $91 million or 33% from $272 million for the six months ended June 30, 1999, to $363 million for the six months ended June 30, 2000. The increase in Operating Cash Flow was largely due to the increase in revenue offset by increased cost of goods sold at the domestic and international electronic retailing units due to the increased sales and increased expenses associated with USA Networks continued development of new businesses. USA Network's net loss increased $19 million or 190% from $10 million for the quarter ended June 30, 1999, to $29 million for the quarter ended June 30, 2000. USA's net loss increased from $2 million for the six months ended June 30, 1999, to a net loss of $47 million for the six months ended June 30, 2000, representing an increase of $45 million. The increase in net loss is primarily due to an increase in amortization of goodwill resulting from acquisitions. Liberty's share of USA Network's net loss was approximately $9 million and $12 million for the quarters ended June 30, 2000 and 1999, respectively. Liberty's share of USA Networks, Inc.'s net (loss) earnings was approximately $(16) million, $(9) million and $10 million for the six month period ended June 30, 2000, the four month period ended June 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the six month period ended June 30, 2000, and the four months ended June 30, 1999 included $32 million and $21 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in USA Networks in connection with the AT&T merger.

         QVC. Revenue increased by $68 million or 10% from $703 million for the quarter ended June 30, 1999, to $771 million for the quarter ended June 30, 2000. Revenue increased by $167 million or 12% from $1,425 million for the six months ended June 30, 1999, to $1,592 million for the six months ended June 30, 2000. The increase in revenue is due to increased subscribers for each of QVC's domestic, U.K. and German operations, as well as an increase in sales per home at QVC's domestic operations. Operating Cash Flow increased by $12 million or 10% from $122 million for the quarter ended June 30, 1999, to $134 million for the quarter ended June 30, 2000. Operating Cash Flow increased by 11% or $27 million from $252 million for the six months ended June 30, 1999 to $279 million for the six months ended June 30, 2000, due to the revenue increase and the corresponding increase in cost of goods sold, offset further by higher variable costs and additional costs associated with QVC's expansion in the UK and Germany. Net earnings increased by $12 million or 27% from $45 million for the quarter ended June 30, 1999, to $57 million for the quarter ended June 30, 2000. Net earnings increased by $24 million or 25% to $119 million for the six months ended June 30, 2000, as compared to $95 million for the six months ended June 30, 1999. The increase in net income was due to the increase in Operating Cash Flow offset by increased income tax expense. Liberty's share of QVC's net losses was approximately $4 million and $8 million for the quarters ended June 30, 2000 and 1999, respectively. Liberty's share of QVC's net (losses) earnings was approximately $(5) million, $(9) million and $13 million for the six month period ended June 30, 2000, the four month period ended June 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the six month period ended June 30, 2000, and the four month period ended June 30, 1999 included $55 million and $37 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in QVC in connection with the AT&T merger.

         UnitedGlobalCom, Inc. Liberty's share of UnitedGlobalCom's net loss was $38 million and $88 million for the quarter and six months ended June 30, 2000, respectively. On September 30, 1999 Liberty purchased 9.9 million class B shares of UnitedGlobalCom for approximately $493 million in cash. Liberty's ownership in UnitedGlobalCom is approximately 11% on an economic basis and 37% on voting basis.

         Telewest. Revenue increased by $109 million or 35% from $308 million for the quarter ended June 30, 1999, to $417 million for the quarter ended June 30, 2000. Revenue increased $186 million or 30%, from $616 million for the six months ended June 30, 1999, to $802 million for the six months ended June 30, 2000. The increase was primarily due to the acquisition of the Flextech plc in April 2000 and the acquisition of the remaining 50% of Cable London plc during the fourth quarter of 1999 and increased cable penetration due to the continued success of Telewest's low-cost bundled television and telephony services. Operating Cash Flow decreased by $10 million or 11% from $90 million for the quarter ended June 30, 1999, to $80 million for the quarter ended June 30, 2000. Operating Cash Flow decreased $1 million from $173 million for the six months ended June 30, 1999, to $172 million for the six months ended June 30, 2000. The decrease in the Operating Cash Flow margin resulted from increased costs during the first six months of 2000 due to the launch of digital services which commenced in the last quarter of 1999. Telewest's net loss increased by $51 million or 22% from $229 million for the quarter ended June 30, 1999, to $280 million for the quarter ended June 30, 2000. Telewest's net loss increased $62 million or 13% from $480 million for the six months ended June 30, 1999, to $542 million for the six months ended June 30, 2000. The increase in net loss was primarily due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions. Telewest experiences unrealized foreign currency transaction losses on its U.S. dollar denominated debentures resulting from the translation of the debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value. Liberty's share of Telewest's net losses was approximately $81 million and $72 million for the quarters ended June 30, 2000 and 1999, respectively. Liberty's share of Telewest's net losses was approximately $168 million, $97 million and $38 million for the six month period ended June 30, 2000, the four month period ended June 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the six month period ended June 30, 2000, and the four month period ended June 30, 1999 included $43 million and $29 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in Telewest in connection with the AT&T merger.

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

         At June 30, 2000, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $1.2 billion. Borrowings under these facilities of $924 million were outstanding at June 30, 2000. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. The cash collateral of $423 million at June 30, 2000 included $205 million of restricted cash. At June 30, 2000, Liberty had utilized $603 million of the cash collateral under the securities lending agreement.

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

         There are restrictions on incurrence of debt of Liberty Media Group, and therefore on Liberty, through an Inter-Group Agreement with AT&T. Liberty Media Group may not incur any debt that would cause the total indebtedness of Liberty Media Group at any time to be in excess of 25% ($16 billion at June 30, 2000) of the total market capitalization of the Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         On April 10, 2000, the Company purchased 50,000 shares of ICG Communications, Inc. ("ICG") Series A-1 preferred stock and a warrant to purchase 6.7 million shares of ICG common stock. In exchange, Liberty paid ICG $485 million, net of a transaction fee.

         Liberty holds shares of Time Warner Series LMCN-V common stock, which are convertible into 114 million shares of Time Warner common stock. Holders of Time Warner Series LMCN-V common stock are entitled to receive dividends ratably with Time Warner common stock. Liberty has received approximately $5 million in cash dividends quarterly from Time Warner. On January 10, 2000, Time Warner announced its proposed merger with America Online, Inc., pursuant to which each share of Time Warner Series LMCN-V common stock would be converted into 1.5 shares of an identical series of stock of the combined AOL Time Warner. It is anticipated that AOL Time Warner will pay dividends on its common stock and consequently that Liberty will receive dividends on the AOL Time Warner Series LMCN-V common stock it holds. However, there can be no assurance that such dividends will continue to be paid.

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

         On January 5, 2000, Motorola completed the acquisition of General Instrument through a merger of General Instrument with a wholly owned subsidiary of Motorola. In the merger, each outstanding share of General Instrument common stock was converted into the right to receive 1.725 shares of Motorola common stock. In connection with the merger Liberty received 54 million shares and warrants to purchase 37 million shares of Motorola common stock in exchange for its holdings in General Instrument. Motorola has historically paid cash dividends on its common stock and it is anticipated that it will continue to do so. Consequently, Liberty expects to receive cash dividends on its shares of Motorola common stock. However, there can be no assurance that such dividends will continue to be paid.

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

         As of June 30, 2000, the unrealized appreciation, net of taxes, of the fair value of Liberty's shares of Time Warner Series LMCN-V common stock was $443 million, based upon the market value of the Time Warner common stock into which the Time Warner Series LMCN-V common stock is convertible. As of June 30, 2000, the unrealized appreciation, net of taxes, of the fair value of the Sprint PCS Group stock held by Liberty was $4.6 billion based upon the market value of such shares.

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At June 30, 2000, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $774 million.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of June 30, 2000, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1.2 billion. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows used in operating activities for the six months ended June 30, 2000 and the two months ended February 28, 1999 were $16 million and $107 million, respectively. Cash flows provided by operating activities for the four month period ended June 30, 1999 were $171 million. Cash used during the six months ended June 30, 2000 and the two months ended February 28, 1999 included payments related to stock appreciation rights of $283 million and $126 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows used in investing activities were $2,286 million, $3,874 million and $79 million for the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999, respectively. Liberty is a holding company and as such it uses investing cash flows to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities were used for investments in and loans to affiliates amounting to $2,336 million, $434 million and $51 million during the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999, respectively. Investing cash flows were primarily used in the purchase of marketable securities during the four month period ended June 30, 1999. Liberty made purchases of marketable securities of $6,172 million during the four month period ended June 30, 1999. Additionally, Liberty invested $546 million in acquisitions during the six month period ended June 30, 2000.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $3 billion, $495 million and $155 million and repayments of $1,123 million, $463 million and $145 million during the six months ended June 30, 2000, the four months ended June 30, 1999 and the two months ended February 28, 1999, respectively.

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

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of June 30, 2000, the majority of Liberty's debt was composed of fixed rate debt resulting from the 1999 and 2000 issuances of notes and debentures for net proceeds of approximately $3.9 billion. The proceeds were used to repay floating rate debt, which reduced Liberty's exposure to interest rate risk associated with rising variable interest rates. Had market interest rates been 1% higher throughout the six months ended June 30, 2000 and 1999, Liberty would have recorded approximately $7 million and $9 million of additional interest expense, respectively. At June 30, 2000, the aggregate fair value of Liberty's notes and debentures was $4.4 billion.

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

         In order to illustrate the effect of changes in stock prices on Liberty we provide the following sensitivity analysis. Had the stock price of our investments accounted for as available-for-sale securities been 10% lower at June 30, 2000, and December 31, 1999, the value of such securities would have been lower by $2.6 billion and $2.4 billion, respectively. Our unrealized gains, net of taxes would have also been lower by $1.6 billion and $1.5 billion, respectively. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at June 30, 2000 and 1999, there would have been no impact on the carrying value of such investments. Had the stock price of the Sprint PCS Group stock underlying Liberty's senior exchangeable debentures been 10% higher at June 30, 2000, Liberty's total debt and correspondingly, Liberty's interest expense would have been higher by $198 million. Liberty's cash collateral account under the Securities lending agreement would be reduced by $103 million if the underlying shares of Sprint PCS decreased in value by 10%.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     Liberty Media Corporation Financial Data Schedule

         (b)      Reports on Form 8-K filed during the quarter ended
                  June 30, 2000:

                        Date of    Items
                        Report     Reported       Financial Statements Filed
                        -------    --------       --------------------------
                        None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LIBERTY MEDIA CORPORATION


Date:  August 11, 2000                   By:  /s/ Charles Y. Tanabe
                                              -----------------------------
                                              Charles Y. Tanabe
                                                Senior Vice President and
                                                  General Counsel

Date:  August 11, 2000                   By:  /s/ Kathryn Scherff
                                              -----------------------------
                                              Kathryn Scherff
                                                Vice President and Controller
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)

                                  EXHIBIT INDEX

The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

Exhibit
Number     Description
------     -----------
 (27)      Liberty Media Corporation Financial Data Schedule