Form 10-Q
period 2000-09-30
LIBERTY MEDIA CORP /DE/
filed 2000-11-14
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to
                                     -----    -----

Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             State of Delaware                          84-1288730
      ---------------------------------      ---------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


                9197 So. Peoria Street
                  Englewood, Colorado                     80112
       ----------------------------------------         ----------
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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                         September 30,      December 31,
                                                                            2000              1999
                                                                        ---------------   ---------------
                                                                                amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                          $         1,223             1,714
     Cash collateral under securities lending agreement (note 6)                    208                --
     Short-term investments                                                         461               378
     Trade and other receivables, net                                               330               116
     Prepaid expenses and committed program rights                                  501               405
     Deferred income tax assets                                                     496               750
     Other current assets                                                            22                 5
                                                                        ---------------   ---------------

         Total current assets                                                     3,241             3,368
                                                                        ---------------   ---------------


Investments in affiliates, accounted for under the equity method, and
     related receivables (note 3)                                                20,416            15,922

Investments in available-for-sale securities and others
     (notes 4, 5 and 6)                                                          26,063            28,593

Property and equipment, at cost                                                     828               162
     Less accumulated depreciation                                                   91                19
                                                                        ---------------   ---------------
                                                                                    737               143
                                                                        ---------------   ---------------
Intangible assets:
     Excess cost over acquired net assets (note 5)                               11,094             9,966
     Franchise costs                                                                190               273
                                                                        ---------------   ---------------
                                                                                 11,284            10,239
         Less accumulated amortization                                              882               454
                                                                        ---------------   ---------------
                                                                                 10,402             9,785
                                                                        ---------------   ---------------

Other assets, at cost, net of accumulated amortization                              719               839
                                                                        ---------------   ---------------

         Total assets                                                   $        61,578            58,650
                                                                        ===============   ===============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                            September 30,      December 31,
                                                                                2000              1999
                                                                           ---------------    ---------------
                                                                                  amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                              $           382                245
     Accrued stock compensation                                                      1,706              2,405
     Program rights payable                                                            179                166
     Current portion of debt                                                           237                554
                                                                           ---------------    ---------------
         Total current liabilities                                                   2,504              3,370
                                                                           ---------------    ---------------

Long-term debt (note 6)                                                              5,632              2,723
Deferred income tax liabilities                                                     14,220             14,103
Other liabilities                                                                       74                 23
                                                                           ---------------    ---------------
         Total liabilities                                                          22,430             20,219
                                                                           ---------------    ---------------

Minority interests in equity of subsidiaries                                           260                 23

Stockholder's equity (note 7):
     Preferred stock, $.0001 par value. Authorized 100,000 shares; no
        shares issued and outstanding                                                   --                 --
     Class A common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                             --                 --
     Class B common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                             --                 --
     Class C common stock, $.0001 par value. Authorized 1,000,000
        shares; issued and outstanding 1,000 shares                                     --                 --
     Additional paid-in capital                                                     34,263             33,838
     Accumulated other comprehensive earnings, net of taxes                          3,054              6,518
     Retained earnings (accumulated deficit)                                         1,941             (1,975)
                                                                           ---------------    ---------------
                                                                                    39,258             38,381
     Due to (from) related parties                                                    (370)                27
                                                                           ---------------    ---------------
         Total stockholder's equity                                                 38,888             38,408
                                                                           ---------------    ---------------

Commitments and contingencies (note 8)
         Total liabilities and stockholder's equity                        $        61,578    $        58,650
                                                                           ===============    ===============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        Consolidated Statements Of Operations And Comprehensive Earnings
                                   (unaudited)

                                                                     Three months       Three months
                                                                       ended                ended
                                                                     September 30,      September 30,
                                                                        2000                1999
                                                                    ---------------    ---------------
                                                                          amounts in millions
Revenue                                                             $           436                214

Operating costs and expenses:
     Operating, selling, general and
        administrative                                                          336                168
     Stock compensation                                                        (248)               (23)
     Depreciation and amortization                                              201                164
                                                                    ---------------    ---------------
                                                                                289                309
                                                                    ---------------    ---------------

         Operating income (loss)                                                147                (95)

Other income (expense):
     Interest expense                                                          (101)               (41)
     Adjustment to interest expense for contingent portion of
        exchangeable debentures (note 6)                                        317                 --
     Dividend and interest income                                                59                 65
     Share of losses of affiliates, net (note 3)                               (375)              (238)
     Impairment of investments                                                  (40)                --
     Minority interests in losses of subsidiaries                                20                  6
     Gains on dispositions, net (note 3)                                      4,395                 12
     Unrealized losses on financial instruments, net                            (77)                --
     Other, net                                                                  (4)                (2)
                                                                    ---------------    ---------------
                                                                              4,194               (198)
                                                                    ---------------    ---------------
        Earnings (loss) before income taxes                                   4,341               (293)

Income tax (expense) benefit                                                 (1,720)                80
                                                                    ---------------    ---------------
        Net earnings (loss)                                         $         2,621               (213)
                                                                    ---------------    ---------------

Other comprehensive (loss) earnings, net of taxes:
     Foreign currency translation adjustments                                   (75)               131
     Unrealized holding (losses) gains arising during the period,
        net of reclassification adjustments                                  (1,855)               313
                                                                    ---------------    ---------------
     Other comprehensive (loss) earnings                                     (1,930)               444
                                                                    ---------------    ---------------

Comprehensive earnings                                              $           691                231
                                                                    ===============    ===============


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        Consolidated Statements Of Operations And Comprehensive Earnings
                                   (unaudited)

                                                                       New Liberty                   Old Liberty
                                                             ----------------------------------    ---------------
                                                                          (note 1)                   (note 1)
                                                                Nine months      Seven months       Two months
                                                                  ended             ended              ended
                                                              September 30,      September 30,      February 28,
                                                                  2000              1999                1999
                                                             ---------------    ---------------    ---------------
                                                                              amounts in millions
Revenue                                                      $         1,053                506                235

Operating costs and expenses:
     Operating, selling, general and administrative                      805                408                188
     Stock compensation                                                 (487)               432                183
     Depreciation and amortization                                       604                394                 22
                                                             ---------------    ---------------    ---------------
                                                                         922              1,234                393
                                                             ---------------    ---------------    ---------------

         Operating income (loss)                                         131               (728)              (158)

Other income (expense):
     Interest expense                                                   (276)               (87)               (26)
     Adjustment to interest expense for contingent portion
        of exchangeable debentures (note 6)                              153                 --                 --
     Dividend and interest income                                        224                171                 10
     Share of losses of affiliates, net (note 3)                      (1,017)              (597)               (66)
     Impairment of investments                                           (40)                --                 --
     Minority interests in losses of subsidiaries                         44                 18                  4
     Gains on dispositions, net (notes 3, 4 and 5)                     7,447                 10                 14
     Gains on issuance of equity by affiliates and
        subsidiaries (note 3)                                             --                 --                372
     Unrealized losses on financial instruments, net                     (77)                --                 --
     Other, net                                                            3                 (6)                (9)
                                                             ---------------    ---------------    ---------------
                                                                       6,461               (491)               299
                                                             ---------------    ---------------    ---------------
        Earnings (loss) before income taxes                            6,592             (1,219)               141

Income tax (expense) benefit                                          (2,676)               405               (211)
                                                             ---------------    ---------------    ---------------
        Net earnings (loss)                                  $         3,916               (814)               (70)
                                                             ---------------    ---------------    ---------------

Other comprehensive (loss) earnings, net of taxes:
     Foreign currency translation adjustments                           (193)                88                (15)
     Unrealized holding (losses) gains arising during the
        period, net of reclassification adjustments                   (3,271)             2,319                885
                                                             ---------------    ---------------    ---------------
     Other comprehensive (loss) earnings                              (3,464)             2,407                870
                                                             ---------------    ---------------    ---------------

Comprehensive earnings                                       $           452              1,593                800
                                                             ===============    ===============    ===============


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 Consolidated Statement Of Stockholder's Equity
                                   (unaudited)



                                                                            Common stock                 Additional
                                                     Preferred   --------------------------------         paid-in
                                                       stock      Class A     Class B     Class C         capital
                                                     ---------   ---------   ---------   ---------    ---------------
                                                                                                    amounts in millions
Balance at January 1, 2000                           $      --          --          --          --             33,838
    Net earnings                                            --          --          --          --                 --
    Foreign currency translation adjustments                --          --          --          --                 --
    Recognition of previously unrealized gains
       on available-for-sale securities, net                --          --          --          --                 --
    Unrealized losses on available-for-sale
       securities                                           --          --          --          --                 --
    Issuances of common stock by subsidiaries and
       affiliates, net of taxes                             --          --          --          --                326
    Contribution to equity from related party for
       acquisitions, net (note 5)                           --          --          --          --                184
    Utilization of net operating losses of
       Liberty by AT&T                                      --          --          --          --                 (4)
    Note receivable from related party                      --          --          --          --                 --
    Other transfers (to) from related parties, net          --          --          --          --                (81)
                                                     ---------   ---------   ---------   ---------    ---------------
Balance at September 30, 2000                        $      --          --          --          --             34,263
                                                     =========   =========   =========   =========    ===============


                                                     Accumulated
                                                        other                      Due to
                                                     comprehensive     Retained    (from)           Total
                                                      earnings,        earnings    related      stockholder's
                                                     net of taxes     (deficit)    parties          equity
                                                    ---------------    --------    --------    ---------------
                                                  amounts in millions
Balance at January 1, 2000                                    6,518      (1,975)         27             38,408
    Net earnings                                                 --       3,916          --              3,916
    Foreign currency translation adjustments                   (193)         --          --               (193)
    Recognition of previously unrealized gains
       on available-for-sale securities, net                 (1,479)         --          --             (1,479)
    Unrealized losses on available-for-sale
       securities                                            (1,792)         --          --             (1,792)
    Issuances of common stock by subsidiaries and
       affiliates, net of taxes                                  --          --          --                326
    Contribution to equity from related party for
       acquisitions, net (note 5)                                --          --          --                184
    Utilization of net operating losses of
       Liberty by AT&T                                           --          --          --                 (4)
    Note receivable from related party                           --          --        (485)              (485)
    Other transfers (to) from related parties, net               --          --          88                  7
                                                    ---------------    --------    --------    ---------------
Balance at September 30, 2000                                 3,054       1,941        (370)            38,888





See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      Consolidated Statements Of Cash Flows
                                   (unaudited)

                                                                                    New Liberty                  Old Liberty
                                                                         ----------------------------------    ---------------
                                                                                       (note 1)                    (note 1)
                                                                            Nine months       Seven months        Two months
                                                                              ended              ended              ended
                                                                           September 30,      September 30,      February 28,
                                                                              2000               1999                1999
                                                                         ---------------    ---------------    ---------------
                                                                                         amounts in millions
Cash flows from operating activities:                                                           (note 2)
     Net earnings (loss)                                                 $         3,916               (814)               (70)
     Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Depreciation and amortization                                                604                394                 22
        Stock compensation                                                          (487)               432                183
        Payments of stock compensation                                              (292)               (42)              (126)
        Share of losses of affiliates, net                                         1,017                597                 66
        Deferred income tax expense (benefit)                                      2,721               (356)               212
        Intergroup tax allocation                                                    (45)               (49)                (1)
        Cash receipts from AT&T pursuant to tax sharing agreement                    138                 19                 --
        Minority interests in losses of subsidiaries                                 (44)               (18)                (4)
        Gains on disposition of assets, net                                       (7,447)               (10)               (14)
        Impairment of investments                                                     40                 --                 --
        Noncash interest                                                            (143)                --                 --
        Gains on issuance of equity by affiliates and subsidiaries                    --                 --               (372)
        Other noncash charges                                                         --                  5                 18
        Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
        Change in receivables                                                        (73)                (3)                33
        Change in prepaid expenses and committed program rights                     (110)              (120)               (23)
        Change in payables and accruals                                               41                 70                (31)
                                                                         ---------------    ---------------    ---------------
             Net cash (used) provided by operating activities                       (164)               105               (107)
                                                                         ---------------    ---------------    ---------------
Cash flows from investing activities:
     Cash paid for acquisitions                                                     (669)                (3)                --
     Capital expended for property and equipment                                    (130)               (28)               (15)
     Investments in and loans to affiliates and others                            (2,496)            (1,952)               (51)
     Purchases of marketable securities                                             (832)            (6,894)                (3)
     Sales and maturities of marketable securities                                 1,720              3,923                  9
     Cash proceeds from dispositions                                                 364                 90                 43
     Cash balances of deconsolidated subsidiaries                                     --                 --                (53)
     Other, net                                                                        4                  1                 (9)
                                                                         ---------------    ---------------    ---------------
             Net cash used by investing activities                                (2,039)            (4,863)               (79)
                                                                         ---------------    ---------------    ---------------
Cash flows from financing activities:
     Borrowings of debt                                                            3,620              2,216                155
     Repayments of debt                                                           (1,768)            (2,166)              (145)
     Cash transfers to related parties, net                                         (145)              (156)                31
     Net proceeds from issuance of stock by subsidiaries                              33                 27                 --
     Repurchase of stock of subsidiary                                                --                 --                (45)
     Other, net                                                                      (28)                17                 (7)
                                                                         ---------------    ---------------    ---------------
             Net cash provided (used) by financing activities                      1,712                (62)               (11)
                                                                         ---------------    ---------------    ---------------
                Net decrease in cash and cash equivalents                           (491)            (4,820)              (197)
                Cash and cash equivalents at beginning of year                     1,714              5,319                228
                                                                         ---------------    ---------------    ---------------
                Cash and cash equivalents at end of year                 $         1,223                499                 31
                                                                         ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (unaudited)

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

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $262 million, $75 million and $32 million for the nine months ended September 30, 2000, the seven months ended September 30, 1999 and the two months ended February 28, 1999, respectively. Cash paid for income taxes during the nine months ended September 30, 2000, the seven months ended September 30, 1999 and the two months ended February 28, 1999 was not significant.

                                                                   New Liberty                  Old Liberty
                                                       ----------------------------------    ----------------
                                                                    (note 1)                    (note 1)
                                                        Nine months          Seven months      Two months
                                                           ended               ended             ended
                                                        September 30,       September 30,      February 28,
                                                           2000                1999               1999
                                                       ---------------    ---------------    ---------------
                                                                         amounts in millions
         Cash paid for acquisitions (note 5):
                Fair value of assets acquired          $         2,224                  5                 --
                Net liabilities assumed                         (1,120)                (2)                --
                Deferred tax asset recorded                        219                 --                 --
                Minority interests in equity of
                   acquired subsidiaries                          (470)                --                 --
                Contribution to equity for
                   acquisitions                                   (184)                --                 --
                                                       ---------------    ---------------    ---------------
                Cash paid for acquisitions             $           669                  3                 --
                                                       ===============    ===============    ===============

         On August 7, 2000, Liberty transferred its investment in ICG to a related party in exchange for a note receivable from the related party in the amount of $485 million (see note 7).

         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):


         Cash and cash equivalents prior to the AT&T Merger              $       31
             Cash contribution in connection with the AT&T Merger             5,464
             Cash paid to TCI for certain warrants (note 4)                    (176)
                                                                         ----------

         Cash and cash equivalents subsequent to the AT&T Merger         $    5,319
                                                                         ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Liberty ceased to include TV Guide, Inc. ("TV Guide") in its consolidated financial results and began to account for TV Guide using the equity method of accounting, effective March 1, 1999 (see note 3). The effect of changing the method of accounting for Liberty's ownership interest in TV Guide from the consolidation method to the equity method is summarized below (amounts in millions):


         Assets (other than cash and cash equivalents) reclassified to
             investments in affiliates                                       $     (200)
         Liabilities reclassified to investments in affiliates                      190
         Minority interests in equity of subsidiaries reclassified to
             investments in affiliates                                               63
                                                                             ----------
         Decrease in cash and cash equivalents                               $       53
                                                                             ==========

(3)      Investments in Affiliates Accounted for under the Equity Method

         Liberty has various investments accounted for under the equity method. The following table includes Liberty's carrying amount of the more significant investments in affiliates:

                                                             September 30,      December 31,
                                                                 2000              1999
                                                            ---------------   ---------------
                                                                  amounts in millions
         Gemstar-TV Guide International, Inc. ("Gemstar")   $         6,030                --

         Discovery Communications, Inc. ("Discovery")                 3,222             3,441

         Telewest Communications plc ( "Telewest ")                   2,869             1,996

         USA Networks, Inc. ( "USAI ") and related
             investments                                              2,847             2,699
         QVC Inc. ( "QVC ")                                           2,515             2,515
         UnitedGlobalCom, Inc. ("UnitedGlobalCom")                      402               505
         TV Guide                                                        --             1,732
         Various foreign equity investments (other than
             Telewest)                                                1,648             2,190
         Other                                                          883               844
                                                            ---------------   ---------------
                                                            $        20,416            15,922
                                                            ===============   ===============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The following table reflects Liberty's share of (losses) earnings of affiliates:

                                                         New Liberty                   Old Liberty
                                              ----------------------------------    ---------------
                                                           (note 1)                    (note 1)
                                               Nine months        Seven months        Two months
                                                   ended              ended              ended
                                               September 30,      September 30,       February 28,
                                                   2000                1999              1999
                                              ---------------    ---------------    ---------------
                                                               amounts in millions
         Gemstar                              $           (71)                --                 --
         Discovery                                       (219)              (154)                (8)
         Telewest                                        (262)              (154)               (38)
         USAI and related investments                     (18)               (13)                10
         QVC                                               --                (17)                13
         UnitedGlobalCom                                 (132)                --                 --
         TV Guide                                         (25)               (24)                --
         Various foreign investments (other
           than Telewest)                                (219)              (123)               (27)
         Other                                            (71)              (112)               (16)
                                              ---------------    ---------------    ---------------
                                              $        (1,017)              (597)               (66)
                                              ===============    ===============    ===============

         Summarized unaudited combined financial information for affiliates is as follows:

                                               Nine months        Seven months        Two months
                                                   ended              ended              ended
                                               September 30,      September 30,       February 28,
                                                   2000                1999              1999
                                              ---------------    ---------------    ---------------
                                                               amounts in millions
              Revenue                         $        11,459              6,947              2,341
              Operating expenses                      (10,115)            (5,901)            (1,894)
              Depreciation and amortization            (2,277)              (929)              (353)
                                              ---------------    ---------------    ---------------
                  Operating income (loss)                (933)               117                 94
              Interest expense                         (1,463)              (558)              (281)
              Other, net                                  246               (322)              (127)
                                              ---------------    ---------------    ---------------
                  Net loss                    $        (2,150)              (763)              (314)
                                              ===============    ===============    ===============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On March 1, 1999, United Video Satellite Group, Inc. ("UVSG") and The News Corporation Limited ("News Corp.") completed a transaction whereby UVSG acquired News Corp.'s TV Guide properties, creating a broader platform for offering television guide services to consumers and advertisers, and UVSG was renamed TV Guide. News Corp. received total consideration of $1.9 billion including $800 million in cash, 45 million shares of TV Guide's Class A common stock and 75 million shares of TV Guide's Class B common stock valued at an average of $9.325 per share. In addition, News Corp. purchased approximately 13 million additional shares of TV Guide's Class A common stock for $129 million in order to equalize its ownership with that of Liberty. As a result of these transactions, and another transaction completed on the same date, News Corp., Liberty and TV Guide's public stockholders own on an economic basis approximately 44%, 44% and 12%, respectively, of TV Guide. Following such transactions, News Corp. and Liberty each have approximately 49% of the voting power of TV Guide's outstanding stock. In connection with the increase in TV Guide's equity, net of dilution of Liberty's ownership interest in TV Guide, Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million).

         On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. TV Guide shareholders received .6573 shares of Gemstar common stock in exchange for each share of TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock. Following the merger, Liberty owns approximately 21.4% of Gemstar. Liberty recognized a $4.4 billion gain (before deducting deferred income taxes of $1.7 billion) on such transaction during the third quarter of 2000 based on the difference between the carrying value of Liberty's interest in TV Guide and the fair value of the Gemstar securities received.

         Gemstar is a leading global technology and media company focused on consumer entertainment. The common stock of Gemstar is publicly traded. At September 30, 2000, Liberty held 87.5 million shares of Gemstar common stock. Gemstar's stock reported a closing price of $87-3/16 per share on September 30, 2000.

         Telewest currently operates and constructs cable television and telephone systems in the UK. Flextech p.l.c. ("Flextech") develops and sells a variety of television programming in the UK. In April 2000, Telewest acquired Flextech. As a result, each share of Flextech was exchanged for 3.78 new Telewest shares. Prior to the acquisition, Liberty owned an approximate 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, Liberty owns an approximate 24.6% equity interest in Telewest. Liberty recognized a $649 million gain (excluding related tax expense of $227 million) on the acquisition during the second quarter of 2000 based on the difference between the carrying value of Liberty's interest in Flextech and the fair value of the Telewest shares received. At September 30, 2000 Liberty indirectly owned 724 million of the issued and outstanding Telewest ordinary shares. Telewest's ordinary shares reported a closing price of $1.95 per share on September 30, 2000.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At September 30, 2000, Liberty directly and indirectly held 74.4 million shares of USAI's common stock. Liberty also held shares directly in certain subsidiaries of USAI which are exchangeable into 79 million shares of USAI common stock. Liberty's direct ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of the shares of subsidiaries can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock was completed at September 30, 2000, Liberty would own 153.4 million shares or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock reported a closing price of $21-15/16 per share on September 30, 2000.

         UnitedGlobalCom is a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At September 30, 2000, Liberty owned an approximate 10.9% economic ownership interest representing an approximate 36.8% voting interest in UnitedGlobalCom. Liberty owns 10.5 million shares of UnitedGlobalCom Class B common stock, which stock is convertible, on a one-for-one basis, into UnitedGlobalCom Class A common stock. UnitedGlobalCom's Class A common stock reported a closing price of $30.00 per share on September 30, 2000.

         The $15 billion aggregate excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is being amortized principally over estimated useful lives of 20 years.

(4)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                                September 30,     December 31,
                                                                    2000              1999
                                                               ---------------   ---------------
                                                                     amounts in millions
         Sprint Corporation ("Sprint PCS")                     $         7,580            10,186
         Time Warner, Inc. ("Time Warner")                               8,842             8,202
         News Corp.                                                      3,748             2,403
         Motorola, Inc. ("Motorola")                                     2,146             3,430
         Other available-for-sale securities                             2,951             3,765
         Other investments, at cost, and related receivables             1,257               985
                                                               ---------------   ---------------
                                                                        26,524            28,971
             Less short-term investments                                   461               378
                                                               ---------------   ---------------
                                                               $        26,063            28,593
                                                               ===============   ===============

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         The right to exercise warrants to purchase 18.4 million shares of Motorola common stock is subject to AT&T satisfying the terms of a purchase commitment in 2000. AT&T has agreed to pay Liberty $4.78 for each warrant that does not vest as a result of the purchase commitment not being met.

         Investments in available-for-sale securities are summarized as follows:

                                                         September 30,            December 31,
                                                            2000                     1999
                                                        --------------           --------------
                                                                 amounts in millions
                  Equity securities:
                     Fair value                        $        23,958             24,464
                     Gross unrealized holding gains              7,144             11,453
                     Gross unrealized holding losses            (2,013)              (646)
                  Debt securities:
                     Fair value                                  1,109              1,995
                     Gross unrealized holding gains                 --                 --
                     Gross unrealized holding losses                (9)               (22)

         Management estimates the fair market value of all of its investments in available-for-sale securities and others aggregated $26.8 billion and $29.2 billion at September 30, 2000 and December 31, 1999, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

(5)      Acquisitions

         On January 14, 2000, AT&T completed the acquisition of Associated Group, Inc. ("Associated Group"). Each share of Associated Group's common stock was converted into shares of AT&T tracking stock, subject to applicable exchange ratios. Prior to the merger, Associated Group's primary assets were shares of AT&T common stock and AT&T Class A Liberty Media Group common stock, an approximate 40% interest in Teligent, Inc. ("Teligent") and all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitter, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group other than the AT&T stock and the equity interest in Teligent were transferred to Liberty.

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


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On March 16, 2000, Liberty purchased shares of preferred stock in TCI Satellite Entertainment, Inc. in exchange for Liberty's economic interest in approximately 5 million shares of Sprint PCS Group Stock, valued at $300 million. During the third quarter of 2000, TCI Satellite Entertainment, Inc. changed its name to Liberty Satellite & Technology, Inc. ("LSAT"). Liberty received 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of LSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of LSAT. In connection with this transaction, Liberty realized a $211 million gain (before related tax expense of $84 million) during the first quarter of 2000 based on the difference between the cost basis and fair value of the economic interest in the Sprint PCS Group Stock exchanged.

         On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. ("Ascent") at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid approximately $385 million. On June 28, 2000, Liberty completed its acquisition of 100% of Ascent for an additional $67 million. Such transaction was accounted for as a purchase and the $252 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years.

         On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company ("Four Media") in exchange for approximately $123 million, 6.4 million shares of AT&T Class A Liberty Media Group common stock and a warrant to purchase approximately 700,000 shares of AT&T Class A Liberty Media Group common stock at an exercise price of $23 per share. The acquisition was accounted for as a purchase. In connection with the AT&T Class A Liberty Media Group common stock issued in this transaction, Liberty recorded a $145 million increase to paid-in-capital and the $276 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Four Media provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

         On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO"), consisting of approximately 6.5 million shares of Class B Common Stock of Todd-AO, representing 60% of the equity and approximately 94% of the voting power of Todd-AO outstanding immediately prior to the closing, in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group common stock. The acquisition was accounted for as a purchase. In connection with the AT&T Class A Liberty Media Group common stock issued in this transaction, Liberty recorded a $108 million increase to paid-in-capital and the $96 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Following Liberty's acquisition of Todd-AO, and the contribution by Liberty to Todd-AO of Liberty's ownership in Four Media, Todd-AO changed its name to Liberty Livewire Corporation ("Liberty Livewire").

         On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of Soundelux Entertainment Group ("Soundelux") for $90 million. Immediately following such transaction, the assets of Soundelux were contributed to Liberty Livewire in exchange for approximately 8.2 million additional shares of Liberty Livewire Class B Common Stock. Following this contribution, Liberty's ownership in Liberty Livewire increased to approximately 88% of the equity and approximately 99% of the voting power of Liberty Livewire outstanding immediately following the contribution.

(6)      Long-Term Debt

         Debt is summarized as follows:

                                                   September 30,     December 31,
                                                       2000              1999
                                                  ---------------   ---------------
                                                     amounts in millions
         Parent company debt:
             Senior notes (a)                     $           741               741
             Senior debentures (a)                          1,486               494
             Senior exchangeable debentures (b)             1,679             1,022
             Securities lending agreement (c)                 595                --
             Bank credit facilities                           177               390
                                                  ---------------   ---------------
                                                            4,678             2,647
         Debt of subsidiaries:
             Bank credit facilities                           924               573
             Senior notes                                     174                --
             Other debt, at varying rates                      93                57
                                                  ---------------   ---------------
                                                            1,191               630
                                                  ---------------   ---------------
             Total debt                                     5,869             3,277
         Less current maturities                              237               554
                                                  ---------------   ---------------
             Total long-term debt                 $         5,632             2,723
                                                  ===============   ===============

         (a) On July 7, 1999, Liberty received net cash proceeds of approximately $741 million and $494 million from the issuance of 7-7/8% Senior Notes due 2009 (the "Senior Notes") and 8-1/2% Senior Debentures due 2029 (the "8-1/2% Senior Debentures"), respectively. The Senior Notes, which are stated net of an unamortized discount of $9 million, have an aggregate principal amount of $750 million and the 8-1/2% Senior Debentures, which are stated net of an unamortized discount of $6 million, have an aggregate principal amount of $500 million. Interest on the Senior Notes and the 8-1/2% Senior Debentures is payable on January 15 and July 15 of each year.

                  On February 2, 2000, Liberty received net cash proceeds of approximately $983 million from the issuance of 8-1/4% Senior Debentures due 2030 (the "8-1/4% Senior Debentures"). The 8-1/4% Senior Debentures, which are stated net of an unamortized discount of $8 million, have an aggregate principal amount of $1 billion. Interest on the 8-1/4% Senior Debentures is payable on February 1 and August 1 of each year.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (b) On November 16, 1999, Liberty received net cash proceeds of $854 million from the issuance of 4% Senior Exchangeable Debentures due 2030 (the "4% Senior Exchangeable Debentures"). The 4% Senior Exchangeable Debentures have an aggregate principal amount of $869 million. Each debenture has a $1,000 face amount and is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group Stock. This exchange value will be paid only in cash until the later of December 31, 2001 and the date the direct and indirect ownership level of Sprint PCS Group Stock owned by Liberty falls below a designated level, after which, at Liberty's election, Liberty may pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Interest on the 4% Senior Exchangeable Debentures is payable on May 15 and November 15 of each year.

                  On February 10, 2000, Liberty received net cash proceeds of $735 million from the issuance of $750 million principal amount of 3-3/4% Senior Exchangeable Debentures due 2030 (the "3-3/4% Senior Exchangeable Debentures"). On March 8, 2000, Liberty received net cash proceeds of $59 million from the issuance of an additional $60 million principal amount of 3-3/4% Senior Exchangeable Debentures. Each debenture has a $1,000 face amount and is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. This exchange value will be paid only in cash until the later of February 15, 2002 and the date the direct and indirect ownership level of Sprint PCS Group Stock owned by Liberty falls below a designated level, after which, at Liberty's election, Liberty may pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Interest on the 3-3/4% Senior Exchangeable Debentures is payable on February 15 and August 15 of each year.

                  The carrying amount of the senior exchangeable debentures is adjusted based on the fair value of the underlying Sprint PCS Group Stock. Increases or decreases in the value of the underlying Sprint PCS Group Stock above the principal amount of the senior exchangeable debentures (the "Contingent Portion") is recorded as an adjustment to interest expense in the consolidated statements of operations and comprehensive earnings. If the value of the underlying Sprint PCS Group Stock decreases below the principal amount of the senior exchangeable debentures there is no effect on the principal amount of such debentures.

         (c) On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group Stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $595 million at September 30, 2000. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. The unutilized cash collateral of $208 million at September 30, 2000 included $105 million of restricted cash. At September 30, 2000, Liberty had utilized $387 million of the cash collateral under the securities lending agreement.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At September 30, 2000, Liberty had approximately $414 million in unused lines of credit under its bank credit facilities. The bank credit facilities generally contain restrictive covenants which require the borrowers and certain of their subsidiaries to maintain certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Liberty was in compliance with its debt covenants at September 30, 2000. Additionally, Liberty pays fees ranging from .15% to .375% per annum on the average unborrowed portions of the total amounts available for borrowings under bank credit facilities.

         Based on quoted market prices, the fair value of Liberty's debt at September 30, 2000 is as follows (amounts in millions):


                 Senior notes of parent company                                 $      738
                 Senior debentures of parent company                                 1,415
                 Senior exchangeable debentures of parent company                    1,448
                 Senior notes of subsidiary                                            188

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at September 30, 2000.

(7)      Stockholder's Equity

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board. As of September 30, 2000, no shares of preferred stock were issued.

         Common Stock

         The Class A Stock has one vote per share, and each of the Class B and Class C Stock has ten votes per share.

         As of September 30, 2000, all of the issued and outstanding common stock of Liberty was held by AT&T.

         Stock Issuances of Subsidiaries and Equity Affiliates

         During the nine months ended September 30, 2000, consolidated subsidiaries and equity affiliates of Liberty issued shares of common stock in connection with certain acquisitions and the exercise of certain employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded increases to additional paid-in-capital as follows (amounts in millions):


                  Stock issuances by consolidated subsidiaries               $    225
                  Stock issuances by equity affiliates (net of
                     deferred tax expense of $55 million)                         101
                                                                             --------
                                                                             $    326
                                                                             ========

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

         In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owns an indirect interest in an entity that holds certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require a subsidiary of Liberty to purchase, after five years, all or part of their common stock interest in exchange for AT&T Class A Liberty Media Group common stock at the then fair market value. In addition, Liberty has the right to repurchase the common stock interests held by the officers at fair market value at any time.

         Transactions with AT&T

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $184 million, $125 million and $43 million for the nine months ended September 30, 2000, the seven months ending September 30, 1999 and the two month period ending February 28, 1999, respectively.

         AT&T allocates certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods are reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $26 million, $21 million and $3 million during the nine months ended September 30, 2000, the seven months ended September 30, 1999 and the two months ended February 28, 1999, respectively, and are included in operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         Due to (from) Related Parties

         The components of "Due to (from) related parties" are as follows:

                                               September 30,      December 31,
                                                   2000              1999
                                              ---------------    ---------------
                                                    amounts in millions
         Note receivable from related party   $          (485)                --
         Intercompany account                             115                 27
                                              ---------------    ---------------

                                              $          (370)                27
                                              ===============    ===============


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         During the third quarter of 2000, Liberty transferred its interest in ICG Communications, Inc. ("ICG") to a related party for $485 million which was equal to Liberty's carrying value of ICG. No gain or loss was recognized due to the related party nature of such transaction. In exchange for its interest in ICG, Liberty received a note receivable from the related party, which bears interest at 8.5% and is due and payable in 2010. Interest on the note receivable will be received semi-annually beginning during the first quarter of 2006.

         The non-interest bearing intercompany account includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

(8)      Commitments and Contingencies

         Starz Encore Group LLC ("Starz Encore Group"), a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2013 (the "Film Licensing Obligations"). Based on customer levels at September 30, 2000, these agreements require minimum payments aggregating approximately $1.3 billion. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At September 30, 2000, the Guaranteed Obligations aggregated approximately $583 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned securities (the "Sprint PCS Securities") of Sprint PCS to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock-Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint PCS Securities beneficially owned by Liberty.

         The Final Judgment requires that the Trustee vote the Sprint PCS Securities beneficially owned by Liberty in the same proportion as other holders of Sprint's PCS Group Common Stock so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint PCS Securities, with certain exceptions, without the prior written consent of the DOJ.

         Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

         For the nine months ended September 30, 2000, Liberty had four operating segments: Starz Encore Group, Liberty Livewire, On Command Corporation ("On Command") and Other. Starz Encore Group owns and operates cable and satellite-delivered premium movie networks in the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command, a majority owned subsidiary of Ascent, provides in-room on-demand video entertainment and information services to the domestic lodging industry and is majority owned and consolidated by Liberty. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

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


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                       Starz
                                                       Encore      Liberty         On
                                                       Group       Livewire      Command       Other         Total
                                                     -----------  -----------  -----------   ----------    ---------
                                                                   amounts in millions
         Nine months ended September 30, 2000
             Segment revenue                         $      542          170          135          206        1,053
             Segment operating cash flow                    182           21           37            8          248

         As of September 30, 2000
             Segment assets                               2,620          958          321       57,679       61,578
             Investments in affiliates                       --           --           --       20,416       20,416

         Seven months ended September 30, 1999
             Segment revenue                                372           --           --          134          506
             Segment operating cash flow (deficit)           93           --           --            5           98

         Two months ended February 28, 1999
             Segment revenue                         $      101           --           --          134          235
             Segment operating cash flow                     41           --           --            6           47

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                           New Liberty                 Old Liberty
                                               ----------------------------------    ---------------
                                                           (note 1)                     (note 1)
                                                Nine months        Seven months        Two months
                                                   ended              ended               ended
                                                September 30,      September 30,       February 28,
                                                   2000               1999               1999
                                               ---------------    ---------------    ---------------
                                                               amounts in millions
         Segment operating cash flow           $           248                 98                 47
         Stock compensation                                487               (432)              (183)
         Depreciation and amortization                    (604)              (394)               (22)
         Interest expense                                 (276)               (87)               (26)
         Segment equity in losses of
              affiliates                                (1,017)              (597)               (66)
         Gains on dispositions, net                      7,447                 10                 14
         Gain on issuance of equity by
              affiliates and subsidiaries                   --                 --                372
         Other, net                                        307                183                  5
                                               ---------------    ---------------    ---------------
         Earnings (loss) before income taxes   $         6,592             (1,219)               141
                                               ===============    ===============    ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         GENERAL

         The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

         AT&T's Liberty Media Group common stock is a tracking stock designed to reflect the economic performance of the businesses and assets of AT&T attributed to the "Liberty Media Group." We are included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group.

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

         Liberty's most significant consolidated subsidiaries at September 30, 2000, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at September 30, 2000 were USA Networks, Inc., Discovery Communications, Inc., Gemstar-TV Guide International, Inc. (successor to TV Guide, Inc.), QVC Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

         Liberty holds interests in companies that are neither consolidated subsidiaries nor affiliates accounted for using the equity method. The most significant of these include Time Warner, Sprint PCS, The News Corporation Limited and Motorola, Inc. The investments in Time Warner, Sprint PCS Group, the majority of the News Corporation interest and Motorola that Liberty holds are classified as available-for-sale securities and are carried at fair value. Unrealized holding gains and losses on these securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

         As a result of AT&T's acquisition of Tele-Communications, Inc. ("TCI") by merger on March 9, 1999, the shares of each series of TCI common stock were converted into shares of a class of AT&T common stock, subject to applicable exchange ratios. The AT&T merger has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values, therefor creating a new cost basis. For financial reporting purposes the AT&T merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty." "Liberty" refers to both New Liberty and Old Liberty.

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

                                                                    New Liberty
                                       -------------------------------------------------------------------------
                                          Quarter                              Quarter
                                           ended             % of                ended                % of
                                        September 30,         total            September 30,          total
                                            2000             revenue             1999                revenue
                                       ---------------    ---------------     ---------------    ---------------
                                                                (dollar amounts in millions)
  Starz Encore Group
     Revenue                           $           189                100%    $           161                100%
     Operating, selling, general and
        administrative                             124                 66                 121                 75
     Stock compensation                             --                 --                   4                  3
     Depreciation and amortization                  39                 20                  44                 27
                                       ---------------    ---------------     ---------------    ---------------
         Operating income (loss)       $            26                 14%    $            (8)                (5)%
                                       ===============    ===============     ===============    ===============

  Liberty Livewire
     Revenue                           $           101                100%    $            --                 --
     Operating, selling, general and
        administrative                              91                 90                  --                 --
     Stock compensation                            (24)               (24)                 --                 --
     Depreciation and amortization                  20                 20                  --                 --
                                       ---------------    ---------------     ---------------    ---------------
         Operating income              $            14                 14%    $            --                 --
                                       ===============    ===============     ===============    ===============

  On Command
     Revenue                           $            69                100%    $            --                 --
     Operating, selling, general and
        administrative                              51                 74                  --                 --
     Depreciation and amortization                  22                 32                  --                 --
                                       ---------------    ---------------     ---------------    ---------------
         Operating loss                $            (4)                (6)%   $            --                 --
                                       ===============    ===============     ===============    ===============

  Other
     Revenue                           $            77                (a)     $            53                (a)
     Operating, selling, general and
        administrative                              70                                     47
     Stock compensation                           (224)                                   (27)
     Depreciation and amortization                 120                                    120
                                       ---------------                        ---------------
         Operating income (loss)       $           111                        $           (87)
                                       ===============                        ===============

---------
(a)  Not meaningful.

         Due to the consummation of the AT&T merger, Liberty's statements of operations include information reflecting the nine month period ended September 30, 2000, the seven month period ended September 30, 1999, and the two month period ended February 28, 1999. The following discussion of Liberty's results of operations includes a section that addresses the combined operating results of "Old Liberty" and "New Liberty," collectively "Combined Liberty."

                                                            New Liberty                                      Old Liberty
                                     -------------------------------------------------------------     ---------------------------
                                       Nine months                     Seven months                     Two months
                                          ended          % of            ended            % of             ended           % of
                                      September 30,      total         September 30,      total         February 28,      total
                                          2000          revenue            1999          revenue           1999          revenue
                                     --------------    ----------     --------------    ----------     --------------   ----------
                                                                    (dollar amounts in millions)
Starz Encore Group

   Revenue                           $          542           100%    $          372           100%    $          101          100%
   Operating, selling, general and
      administrative                            360            66                279            75                 60           59
   Stock compensation                             5             1                  4             1                  3            3
   Depreciation and amortization                118            22                104            28                  1            1
                                     --------------    ----------     --------------    ----------     --------------   ----------
      Operating income (loss)        $           59            11%    $          (15)           (4)%   $           37           37%
                                     ==============    ==========     ==============    ==========     ==============   ==========

Liberty Livewire
   Revenue                           $          170           100%    $           --            --     $           --           --
   Operating, selling, general and
      administrative                            149            88                 --            --                 --           --
   Stock compensation                           (24)          (14)                --            --                 --           --
   Depreciation and amortization                 34            20                 --            --                 --           --
                                     --------------    ----------     --------------    ----------     --------------   ----------
      Operating income               $           11             6%    $           --            --     $           --           --
                                     ==============    ==========     ==============    ==========     ==============   ==========

On Command
   Revenue                           $          135           100%    $           --            --     $           --           --
   Operating, selling, general and
      administrative                             98            73                 --            --                 --           --
   Depreciation and amortization                 44            32                 --            --                 --           --
                                     --------------    ----------     --------------    ----------     --------------   ----------
      Operating loss                 $           (7)           (5)%   $           --            --     $           --           --
                                     ==============    ==========     ==============    ==========     ==============   ==========

Other
   Revenue                           $          206           (a)     $          134           (a)     $          134          (a)
   Operating, selling, general and
      administrative                            198                              129                              128
   Stock compensation                          (468)                             428                              180
   Depreciation and amortization                408                              290                               21
                                     --------------                   --------------                   --------------
      Operating income (loss)        $           68                   $         (713)                  $         (195)
                                     ==============                   ==============                   ==============

---------
(a) Not meaningful.

         In order to provide a meaningful basis for comparing the nine months ended September 30, 2000 and 1999 for purposes of the following table and discussion, the operating results of Combined Liberty for the seven months ended September 30, 1999 have been combined with the operating results of Combined Liberty for the two months ended February 28, 1999, and the resulting nine month operating results are compared to the operating results for the nine months ended September 30, 2000. Depreciation, amortization and certain other line items included in the operating results of Combined Liberty are not comparable between periods as the two-month predecessor period ended February 28, 1999 does not include the effects of purchase accounting adjustments related to the AT&T merger, and subsequent periods do include the effects of purchase accounting adjustments related to the AT&T merger. The combining of predecessor and successor accounting periods is not acceptable under generally accepted accounting principles.

                                                               Combined Liberty
                                     ------------------------------------------------------------------------
                                       Nine months                          Nine months
                                         ended             % of                ended              % of
                                      September 30,         total           September 30,         total
                                         2000             revenue               1999             revenue
                                     ---------------    ---------------     ---------------   ---------------
                                                         (dollar amounts in millions)
Starz Encore Group
   Revenue                           $           542                100%    $           473               100%
   Operating, selling, general and
      administrative                             360                 66                 339                72
   Stock compensation                              5                  1                   7                 1
   Depreciation and amortization                 118                 22                 105                22
                                     ---------------    ---------------     ---------------   ---------------
       Operating income              $            59                 11%    $            22                 5%
                                     ===============    ===============     ===============   ===============

Liberty Livewire
   Revenue                           $           170                100%    $            --                --
   Operating, selling, general and
      administrative                             149                 88                  --                --
   Stock compensation                            (24)               (14)                 --                --
   Depreciation and amortization                  34                 20                  --                --
                                     ---------------    ---------------     ---------------   ---------------
       Operating income              $            11                  6%    $            --                --
                                     ===============    ===============     ===============   ===============

On Command
   Revenue                           $           135                100%    $            --                --
   Operating, selling, general and
      administrative                              98                 73                  --                --
   Depreciation and amortization                  44                 32                  --                --
                                     ---------------    ---------------     ---------------   ---------------
       Operating loss                $            (7)                (5)%   $            --                --
                                     ===============    ===============     ===============   ===============

Other
   Revenue                           $           206                 (a)    $           268                (a)
   Operating, selling, general and
      administrative                             198                                    257
   Stock compensation                           (468)                                   608
   Depreciation and amortization                 408                                    311
                                     ---------------                        ---------------
       Operating income (loss)       $            68                        $          (908)
                                     ===============                        ===============

---------
(a)  Not meaningful.

      QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO QUARTER
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED SUBSIDIARIES

         Starz Encore Group. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements between Starz Encore Group and cable operators and satellite direct-to-home distributors. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with TCI. TCI cable systems subsequently acquired by AT&T in the AT&T merger operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. As a result of AT&T's acquisition of MediaOne Group, Inc. on June 15, 2000, the contracted payment amount increased by approximately 25%. After adjusting for the elimination of the former MediaOne contract, the net payment amount from the combined AT&T companies increased by approximately 10%. Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

         Revenue increased to $189 million for the quarter ended September 30, 2000, from $161 million for the corresponding quarter of 1999. Revenue increased to $542 million for the nine months ended September 30, 2000 from $473 million for the corresponding period of 1999. The increases in revenue are primarily due to increases in subscription units from all forms of distribution. These increases are due to subscription unit increases of 51% for Encore and its Thematic Multiplex, and 14% for STARZ! as compared to the same period in 1999.

         Operating expenses increased by 2% and 6% for the quarter and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. The increase in operating expense during the quarter ended September 30, 2000 is primarily due to an increase in programming expense offset by reduced affiliate marketing support and national branding expense. The increase in operating expense for the nine months ended September 30, 2000 is primarily due to an increase in programming expenses and an increase in spending on affiliate marketing efforts related to higher revenue and subscription units, offset by a decrease in national branding efforts.

         Depreciation and amortization decreased from $44 million for the quarter ended September 30, 1999 to $39 million for the quarter ended September 30, 2000 due to fully amortized other assets. Depreciation and amortization increased from $105 million for the nine months ended September 30, 1999 to $118 million for the corresponding period in 2000. The fluctuations in depreciation and amortization during the nine months ended September 30, 2000 are a direct result of the effects of purchase accounting adjustments related to the AT&T merger.

         Liberty Livewire. On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group common stock and cash. On June 9, 2000 Liberty acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group common stock. Immediately following the closing of such transaction, Liberty contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of Soundelux Entertainment Group. Immediately following such transaction, the assets of Soundelux were contributed to Liberty Livewire for additional Liberty Livewire stock. Following these transactions, Liberty owns approximately 88% of the equity and controls approximately 99% of the voting power of Liberty Livewire, and as a result, began to consolidate the operations of Liberty Livewire during the quarter ended June 30, 2000.

         On Command. On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On June 28, 2000, Liberty completed its acquisition of 100% of Ascent. On Command is a majority owned subsidiary of Ascent. On Command's principal business is providing pay-per-view entertainment and information services. Upon completion of the tender offer, Liberty consolidated the operations of On Command.

         Other. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses. The results of TV Guide are included for the two months ended February 28, 1999, after which time Liberty began accounting for this investment under the equity method of accounting (see note 3 to the accompanying consolidated financial statements).

         Revenue increased 45% to $77 million for the quarter ended September 30, 2000 as compared to $53 million for the corresponding period in 1999 due to revenue growth at Pramer S.C.A., as well as revenue from Ascent Network Services, Inc. which was acquired during March 2000, as part of the Ascent transaction. Revenue decreased 23% to $206 million for the nine months ended September 30, 2000 as compared to $268 million in the corresponding period of 1999 primarily due to the deconsolidation of TV Guide on March 1, 1999.

         Operating, selling, general and administrative expenses increased 49% to $70 million for the quarter ended September 30, 2000 compared to $47 million for the same period in 1999. Operating, selling, general and administrative expenses decreased 23% to $198 million for the nine months ended September 30, 2000 as compared to $257 million for the corresponding period of 1999. The increase in expenses for the quarter ended September 30, 2000 is due to start up losses of True Position, Inc. which was acquired on January 14, 2000 as well as expenses related to Ascent Network Services. The decrease in expenses for the nine months ended September 30, 2000 is primarily due to the deconsolidation of TV Guide on March 1, 1999, offset by increases associated with True Position and Ascent Network Services.

         Depreciation and amortization for the quarter ended September 30, 2000 remained consistent with the corresponding period in 1999. Depreciation and amortization increased $97 million to $408 million for the nine months ended September 30, 2000 from $311 million for the corresponding period in 1999. The increase for the nine months ended September 30, 2000 was a result of the effects of purchase accounting adjustments related to the AT&T merger and other acquisitions.

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

         Other Income and Expense. Interest expense for the quarters ended September 30, 2000 and September 30, 1999 was $101 million and $41 million, respectively. Interest expense was $276 million, $87 million and $26 million for the nine month period ending September 30, 2000, the seven month period ending September 30, 1999 and the two month period ending February 28, 1999, respectively. The increases in interest expense during the quarter and the nine months ended September 30, 2000 were due to increased borrowings during 1999 and the first quarter of 2000.

         The carrying amount of the senior exchangeable debentures is adjusted based on the fair value of the underlying Sprint PCS Group Stock. Increases or decreases in the value of the underlying Sprint PCS Group Stock above the principal amount of the senior exchangeable debentures (the "Contingent Portion") is recorded as an adjustment to interest expense in the consolidated statements of operations and comprehensive earnings. If the value of the underlying Sprint PCS Group Stock decreases below the principal amount of the senior exchangeable debentures there is no effect on the principal amount of such debentures.

         Dividend and interest income for the quarters ended September 30, 2000 and 1999 was $59 million and $65 million, respectively. Dividend and interest income was $224 million, $171 million and $10 million for the nine month period ending September 30, 2000, the seven month period ended September 30, 1999 and the two month period ending February 28, 1999, respectively. The increase in dividend and interest income during the nine months ended September 30, 2000 primarily represents dividends and interest income from the investment of the $5.5 billion received in connection with the AT&T merger. The decrease in dividend and interest income during the quarter ended September 30, 2000 is primarily attributed to the use of Liberty's cash balance in investing activities.

         Aggregate gains from dispositions during the nine month period ended September 30, 2000, the seven month period ended September 30, 1999 and the two month period ended February 28, 1999 were approximately $7.4 billion, $10 million and $14 million, respectively. Liberty recognized a gain of $2.2 billion (before deducting deferred income tax expense of $883 million) during the nine months ended September 30, 2000, in connection with the acquisition of General Instrument by Motorola (see note 4 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received. Liberty also recognized a $211 million gain (before deducting deferred income taxes of $84 million) during the nine months ended September 30, 2000, in connection with the Liberty Satellite & Technology, Inc. ("LSAT") transaction (see note 5 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the cost basis and fair value of the Sprint PCS Group Stock exchanged for two series of LSAT preferred stock. Liberty recognized a gain of $649 million (before deducting deferred income tax expense of $227 million) during the nine months ended September 30, 2000, in connection with the acquisition of Flextech by Telewest (see note 3 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the carrying value of Liberty's interest in Flextech plc and the fair value of the Telewest shares received. Liberty recognized a gain of $4.4 billion (before deducting deferred income tax expense of $1.7 billion) during the nine months ended September 30, 2000 in connection with the acquisition of TV Guide by Gemstar (see note 3 of the accompanying consolidated financial statements). The gain was calculated based on the difference between the carrying value of Liberty's interest in TV Guide and the fair value of the Gemstar securities received.

         Liberty recognized a gain on issuance of equity by affiliates and subsidiaries of $372 million (before deducting deferred income taxes of $147 million) during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties (see note 3 of the accompanying consolidated financial statements).

INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates for the quarters ended September 30, 2000 and 1999 was $375 million and $238 million, respectively. Liberty's share of losses of affiliates was $1,017 million, $597 million and $66 million during the nine month period ending September 30, 2000, the seven month period ended September 30, 1999 and the two month period ending February 28, 1999, respectively.

         Gemstar. Liberty's share of Gemstar's net loss was $71 million for the quarter and the nine months ended September 30, 2000. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock. Following the merger, Liberty owns approximately 21.4% of Gemstar.

         Discovery. Discovery's revenue increased $74 million or 24% from $304 million for the quarter ended September 30, 1999, to $378 million for the quarter ended September 30, 2000. Discovery's revenue increased $249 million or 27% from $935 million for the nine months ended September 30, 1999, to $1,184 million for the nine months ended September 30, 2000. The increase in revenue resulted from increases in rates charged to affiliates and increases in advertising rates due to higher ratings and a generally strong advertising sales market. Subscriber growth at Discovery's international and developing networks also contributed to the increase in revenue. Earnings before interest, taxes, depreciation and amortization ("Operating Cash Flow") increased $19 million from breakeven for the quarter ended September 30, 1999, to $19 million for the quarter ended September 30, 2000. Operating Cash Flow increased by $16 million or 19% from $86 million for the nine months ended September 30, 1999, to $102 million for the nine months ended September 30, 2000. The increase in Operating Cash Flow was due to increases in revenue offset by increased programming and marketing expenses. Marketing expenses have increased as Discovery continued the rollout of Travel Channel and the launch of other developing networks. Discovery's net loss increased $28 million or 45% from $62 million for the quarter ended September 30, 1999, to $90 million for the quarter ended September 30, 2000. Discovery's net loss increased $91 million or 85% from $107 million for the nine months ended September 30, 1999, to $198 million for the nine months ended September 30, 2000. The increase in the net loss is due to increased interest expense and launch amortization due to Discovery's efforts to increase launch support related to developing networks. Liberty's share of Discovery's net loss was approximately $91 million and $78 million for the quarters ended September 30, 2000 and 1999, respectively. Liberty's share of Discovery's net loss was approximately $219 million, $154 million and $8 million for the nine month period ended September 30, 2000, the seven month period ended September 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the nine month period ended September 30, 2000, and the seven months ended September 30, 1999 included $140 million and $109 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in Discovery in connection with the AT&T merger.

         Telewest. Revenue increased by $84 million or 27% from $314 million for the quarter ended September 30, 1999, to $398 million for the quarter ended September 30, 2000. Revenue increased $267 million or 29%, from $933 million for the nine months ended September 30, 1999, to $1,200 million for the nine months ended September 30, 2000. The increase was primarily due to the acquisition of Flextech in April 2000 and the acquisition of the remaining 50% of Cable London plc during the fourth quarter of 1999. Operating Cash Flow decreased by $6 million or 6% from $95 million for the quarter ended September 30, 1999, to $89 million for the quarter ended September 30, 2000. Operating Cash Flow increased $19 million from $242 million for the nine months ended September 30, 1999, to $261 million for the nine months ended September 30, 2000. The decrease in the Operating Cash Flow margin resulted from increased costs during the first nine months of 2000 due to the launch of digital services which commenced in the last quarter of 1999. Telewest's net loss increased by $107 million or 64% from $166 million for the quarter ended September 30, 1999, to $273 million for the quarter ended September 30, 2000. Telewest's net loss increased $179 million or 28% from $636 million for the nine months ended September 30, 1999, to $815 million for the nine months ended September 30, 2000. The increase in net loss was primarily due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions. Liberty's share of Telewest's net losses was approximately $94 million and $57 million for the quarters ended September 30, 2000 and 1999, respectively. Liberty's share of Telewest's net losses was approximately $262 million, $154 million and $38 million for the nine month period ended September 30, 2000, the seven month period ended September 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the nine month period ended September 30, 2000, and the seven month period ended September 30, 1999 included $70 million and $51 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in Telewest in connection with the AT&T merger.

         USA Networks. USA Network's revenue increased $405 million or 51% from $793 million for the quarter ended September 30, 1999, to $1,198 million for the quarter ended September 30, 2000. Revenue increased $1 billion or 43% from $2.3 billion for the nine months ended September 30, 1999, to $3.3 billion for the nine months ended September 30, 2000. The increase was due to increased advertising and affiliate revenue from the networks and studios businesses of USA Networks, increased revenue from The Hotel Reservation Network acquisition, increased international electronic retailing revenue due to the Home Order Television acquisition, increased online ticketing revenue and increased domestic electronic retailing revenue due to increased sales volume. Operating Cash Flow increased $32 million or 25% from $129 million for the quarter ended September 30, 1999, to $161 million for the quarter ended September 30, 2000. Operating Cash Flow increased $123 million or 31% from $401 million for the nine months ended September 30, 1999, to $524 million for the nine months ended September 30, 2000. The increase in Operating Cash Flow was largely due to the increase in revenue offset by increased cost of goods sold at the domestic and international electronic retailing units due to the increased sales and increased expenses associated with USA Networks continued development of new businesses. USA Network's net loss increased $10 million or 125% from $8 million for the quarter ended September 30, 1999, to $18 million for the quarter ended September 30, 2000. USA's net loss increased $56 million from $10 million for the nine months ended September 30, 1999, to $66 million for the nine months ended September 30, 2000. The increase in net loss is primarily due to an increase in amortization of goodwill resulting from acquisitions. Liberty's share of USA Network's net loss was approximately $2 million and $4 million for the quarters ended September 30, 2000 and 1999, respectively. Liberty's share of USA Networks, Inc.'s net (loss) earnings was approximately $(18) million, $(13) million and $10 million for the nine month period ended September 30, 2000, the seven month period ended September 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the nine month period ended September 30, 2000, and the seven months ended September 30, 1999 included $48 million and $37 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in USA Networks in connection with the AT&T merger.

         QVC. Revenue increased by $69 million or 9% from $751 million for the quarter ended September 30, 1999, to $820 million for the quarter ended September 30, 2000. Revenue increased by $235 million or 11% from $2,177 million for the nine months ended September 30, 1999, to $2,412 million for the nine months ended September 30, 2000. The increase in revenue is due to increased subscribers for each of QVC's domestic, U.K. and German operations, as well as an increase in sales per home at QVC's domestic operations. Operating Cash Flow increased by $14 million or 11% from $125 million for the quarter ended September 30, 1999, to $139 million for the quarter ended September 30, 2000. Operating Cash Flow increased by $41 million or 11% from $377 million for the nine months ended September 30, 1999 to $418 million for the nine months ended September 30, 2000, due to the revenue increase and the corresponding increase in cost of goods sold, offset further by higher variable costs and additional costs associated with QVC's expansion in the UK, Germany and Japan. Net earnings increased by $10 million or 21% from $47 million for the quarter ended September 30, 1999, to $57 million for the quarter ended September 30, 2000. Net earnings increased by $34 million or 24% to $176 million for the nine months ended September 30, 2000, as compared to $142 million for the nine months ended September 30, 1999. The increase in net earnings was due to the increase in Operating Cash Flow offset by increased income tax expense. Liberty's share of QVC's net earnings (losses) was approximately $5 million and $(8) million for the quarters ended September 30, 2000 and 1999, respectively. Liberty's share of QVC's net earnings (losses) was less than $1 million, $(17) million and $13 million for the nine month period ended September 30, 2000, the seven month period ended September 30, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the nine month period ended September 30, 2000, and the seven month period ended September 30, 1999 included $83 million and $64 million, respectively, in amortization related to purchase accounting adjustments associated with Liberty's investment in QVC in connection with the AT&T merger.

         UnitedGlobalCom. Liberty's share of UnitedGlobalCom's net loss was $44 million and $132 million for the quarter and nine months ended September 30, 2000, respectively. On September 30, 1999 Liberty purchased 9.9 million class B shares of UnitedGlobalCom for approximately $493 million in cash. Liberty's ownership in UnitedGlobalCom is approximately 11% on an economic basis and 37% on voting basis.

LIQUIDITY AND CAPITAL RESOURCES

         Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, proceeds from asset sales and proceeds from financing activities. Liberty is a holding company and as such is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates. Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its future cash requirements and planned commitments.

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

         Liberty holds shares of Time Warner Series LMCN-V common stock, which are convertible into 114 million shares of Time Warner common stock. Liberty owns approximately 81.7 million ADRs representing preferred limited voting shares of News Corp. Liberty owns 62.6 million shares of Motorola common stock. Liberty receives dividends on its ownership interests in these entities periodically. On January 10, 2000, Time Warner announced its proposed merger with America Online, Inc., pursuant to which each share of the Time Warner common stock held by Liberty will be converted into 1.5 shares of an identical series of stock of the combined AOL Time Warner. The combined AOL Time Warner does not currently intend to pay dividends on its common stock. Liberty anticipates that it will continue to receive dividends on its ownership interests in News Corp. and Motorola. However, there can be no assurance that such dividends will continue to be paid.

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

         At September 30, 2000, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $1.5 billion. Borrowings under these facilities of $1.1 billion were outstanding at September 30, 2000. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $595 million at September 30, 2000. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. The unutilized cash collateral of $208 million at September 30, 2000 included $105 million of restricted cash. At September 30, 2000, Liberty had utilized $387 million of the cash collateral under the securities lending agreement.

         On February 2, 2000, Liberty received net cash proceeds of $983 million from the issuance of its 8-1/4% Senior Debentures due 2030. The 8-1/4% Senior Debentures have an aggregate principal amount of $1 billion. Interest on the 8-1/4% Senior Debentures is payable on February 1 and August 1 of each year.

         On February 10, 2000, Liberty received net cash proceeds of $735 million from the issuance of its 3-3/4% Senior Exchangeable Debentures due 2030. On March 8, 2000, Liberty received net cash proceeds of $59 million, including accrued interest from February 10, 2000, from the issuance of an additional $60 million principal amount of its 3-3/4% Senior Exchangeable Debentures due 2030. Interest on the 3-3/4% Senior Exchangeable Debentures is payable on February 15 and August 15 of each year.

         There are restrictions on incurrence of debt of Liberty through an Inter-Group Agreement with AT&T. Liberty may not incur any debt that would cause the total indebtedness of Liberty at any time to be in excess of 25% ($12 billion at September 30, 2000) of the total market capitalization of the AT&T Liberty Media Group Common stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         During September, 1999, Liberty Media Group announced the approval to repurchase from time to time up to 135 million shares of AT&T Class A or Class B Liberty Media Group common stock. During the nine months ended September 30, 2000, Liberty made distributions to Liberty Media Group totaling approximately $112 million to repurchase approximately 5 million shares under this repurchase plan. The distributions were accounted for as a reduction to additional paid-in-capital.

         Pursuant to a proposed final judgment agreed to by TCI, AT&T and the United States Department of Justice on December 30, 1998, Liberty transferred all of its beneficially owned securities of Sprint PCS to a trust prior to the AT&T merger. The final judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS securities held by the trust sufficient to cause Liberty to own beneficially no more than 10% of the outstanding Sprint PCS Group common stock Series 1 that would be outstanding on a fully diluted basis on such date. On or before May 23, 2004, the trustee must divest the remainder of the Sprint PCS securities held by the trust. The final judgment requires the trustee to vote the Sprint PCS securities beneficially owned by Liberty in the same proportion as other holders of Sprint PCS Group common stock so long as such securities are held by the trust. The final judgment also prohibits the acquisition by Liberty of additional Sprint PCS securities, with certain exceptions, without the prior written consent of the Department of Justice.

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At September 30, 2000, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $583 million.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of September 30, 2000, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1.3 billion. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities for the nine months ended September 30, 2000 and the two months ended February 28, 1999 were $164 million and $107 million, respectively. Cash provided by operating activities for the seven month period ended September 30, 1999 were $105 million. Cash used during the nine months ended September 30, 2000 and the two months ended February 28, 1999 included payments related to stock appreciation rights of $292 million and $126 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities were $2 billion, $4.9 billion and $79 million for the nine months ended September 30, 2000, the seven months ended September 30, 1999 and the two months ended February 28, 1999, respectively. Liberty is a holding company and as such it uses cash to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities included cash used for investments in and loans to affiliates amounting to $2.5 billion, $2 billion and $51 million during the nine months ended September 30, 2000, the seven months ended September 30, 1999 and the two months ended February 28, 1999, respectively. Liberty made purchases of marketable securities of $6.9 billion during the seven month period ended September 30, 1999. Additionally, Liberty invested $669 million in acquisitions of consolidated businesses during the nine month period ended September 30, 2000.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $3.6 billion, $2.2 billion and $155 million and repayments of $1.8 billion, $2.2 billion and $145 million during the nine months ended September 30, 2000, the seven months ended September 30, 1999 and the two months ended February 28, 1999, respectively.

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

         Contributions to Liberty's foreign affiliates are denominated in foreign currency. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty does not hedge the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. During the nine months ended September 30, 2000, Liberty hedged 230 million Euros related to certain foreign currency denominated transactions. Had the price of the Euro been 10% lower at September 30, 2000, Liberty would have recorded an additional unrealized loss on financial instruments, net of taxes, of $18 million. Liberty continually evaluates its foreign currency exposure (primarily the Argentine Peso, British Pound Sterling, Japanese Yen and French Franc) based on current market conditions and the business environment.

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of September 30, 2000, the majority of Liberty's debt was composed of fixed rate debt resulting from the 1999 and 2000 issuances of notes and debentures for net proceeds of approximately $3.9 billion. The proceeds were used to repay floating rate debt, which reduced Liberty's exposure to interest rate risk associated with rising variable interest rates. Had market interest rates been 1% higher throughout the nine months ended September 30, 2000 and 1999, Liberty would have recorded approximately $9 million and $11 million of additional interest expense, respectively. At September 30, 2000, the aggregate fair value of Liberty's notes and debentures was $3.8 billion.

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

         In order to illustrate the effect of changes in stock prices on Liberty we provide the following sensitivity analysis. Had the stock price of our investments accounted for as available-for-sale securities been 10% lower at September 30, 2000, and December 31, 1999, the value of such securities would have been lower by $2.4 billion for both periods. Our unrealized gains, net of taxes would have also been lower by $1.4 billion and $1.5 billion, respectively. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at September 30, 2000 and 1999, there would have been no impact on the carrying value of such investments. Had the stock price of the Sprint PCS Group stock underlying Liberty's senior exchangeable debentures been 10% higher at September 30, 2000, Liberty's total debt and correspondingly, Liberty's interest expense would have been unchanged as the stock price of the Sprint PCS Group stock would have been below the respective initial exchange prices. Liberty's cash collateral account under the Securities lending agreement would be reduced by $61 million if the underlying shares of the Sprint PCS Group decreased in value by 10%.

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

         (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LIBERTY MEDIA CORPORATION




Date:        November 14, 2000               By: /s/ Charles Y. Tanabe
                                                 ------------------------------
                                                     Charles Y. Tanabe
                                                       Senior Vice President and
                                                        General Counsel



Date:        November 14, 2000               By: /s/ Gary S. Howard
                                                 ------------------------------
                                                     Gary S. Howard
                                                       Executive Vice President
                                                        and Chief Operating
                                                        Officer (Principal
                                                        Financial Officer
                                                        and Principal Accounting
                                                        Officer)

                                  EXHIBIT INDEX


The following exhibit is filed herewith (according to the number assigned to it in Item 601 of Regulation S-K) as noted:

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 (27)        Liberty Media Corporation Financial Data Schedule