Form 10-K
period 2000-12-31
LIBERTY MEDIA CORP /DE/
filed 2001-03-28
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ____ to ____

Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                  84-1288730
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         9197 So. Peoria Street
         Englewood, Colorado                                80112
----------------------------------------                  ---------
(Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code:  (720) 875-5400

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 1, 2001, there were 1,000 shares of Class A Common Stock, 1,000 shares of Class B Common Stock and 1,000 shares of Class C Common Stock of Liberty Media Corporation outstanding, all of which were held indirectly by AT&T Corp. We paid no dividends on our common stock during the year ended December 31, 2000, and we have no intention of paying dividends on our common stock for the foreseeable future.

                                     PART I.

Item 1. Business.

         (a) General Development of Business

         Liberty Media Corporation owns interests in a broad range of video programming, communications and Internet businesses in the United States, Europe, South America and Asia. Liberty Media's principal assets include interests in Starz Encore Group LLC, Discovery Communications, Inc., AOL Time Warner Inc., QVC, Inc., USA Networks, Inc., Telewest Communications plc, Gemstar-TV Guide International, Inc., Motorola, Inc., Sprint PCS Group, The News Corporation Limited and Liberty Digital, Inc.

         We have been a wholly owned subsidiary of AT&T Corp. since March 9, 1999. On that date, AT&T acquired by merger our parent company, the former Tele-Communications, Inc. (TCI), which has since been converted to a limited liability company and renamed AT&T Broadband, LLC. As part of that merger, AT&T issued its Class A and Class B Liberty Media Group tracking stock, which is designed to reflect the economic performance of the businesses and assets of AT&T attributed to its "Liberty Media Group." We have been a member of Liberty Media Group since the AT&T merger, and our businesses and assets have constituted substantially all of the businesses and assets of Liberty Media Group since the AT&T merger.

         We have had a substantial degree of managerial autonomy as a result of our corporate governance arrangements with AT&T. Our board of directors is controlled by persons designated by TCI prior to its acquisition by AT&T, and our management includes individuals who managed the businesses of Liberty Media Corporation prior to the AT&T merger. We are party to agreements with AT&T which have provided us with a significant level of operational separation from AT&T, defined our rights and obligations as a member of AT&T's consolidated tax group and provided us with certain rights to distribute programming over AT&T's cable systems.

         On November 15, 2000, AT&T announced that its board of directors and its capital stock committee had determined to exercise AT&T's right under its charter to split off its Liberty Media Group by redeeming all outstanding shares of AT&T Liberty Media Group tracking stock for shares of our common stock. Immediately prior to the redemption date, AT&T will contribute to us all of the remaining assets and liabilities attributed to Liberty Media Group that are not currently held by us.

         Immediately prior to the redemption we will increase our authorized capital stock, and each share of our Class A common stock and our Class B common stock will be recapitalized as one share of our Series A common stock, and each share of our Class C common stock will be recapitalized as one share of our Series B common stock.

         On the redemption date, each share of AT&T Class A Liberty Media Group tracking stock will be redeemed for one share of our Series A common stock, and each share of AT&T Class B Liberty Media Group tracking stock will be redeemed for one share of our Series B common stock.

         Following the split off, the former holders of AT&T Liberty Media Group tracking stock will hold all of the outstanding shares of our common stock. We will be an independent public company, and AT&T will have no continuing stock ownership in us. In connection with the split off, we will amend and/or terminate portions of the agreements we entered into with AT&T to give effect to our status as an independent public company.

         AT&T has applied for a private letter ruling from the Internal Revenue Service with regard to the U.S. federal income tax consequences of the split off to the effect that the split off will be treated as a tax-free exchange under
Section 355 of the Internal Revenue Code of 1986, as amended. Receipt of the private letter ruling is a condition to the split off. There can be no assurance that the ruling will be received or that the split off will be effected.

         On February 21, 2001, we filed a registration statement on Form S-1 with the SEC to register the issuance of shares of our Series A common stock and Series B common stock in the split off.

         Recent Developments

         On January 14, 2000, Liberty Media Group completed its acquisition of The Associated Group, Inc. pursuant to a merger agreement among AT&T, Liberty and Associated Group. Under the merger agreement each share of Associated Group's Class A common stock and Class B common stock was converted into 0.49634 shares of AT&T common stock and 2.41422 shares of AT&T Class A Liberty Media Group tracking stock. Prior to the merger, Associated Group's primary assets were (1) approximately 19.7 million shares of AT&T common stock, (2) approximately 46.8 million shares of AT&T Class A Liberty Media Group tracking stock, (3) approximately 10.6 million shares of AT&T Class B Liberty Media Group tracking stock, (4) approximately 21.4 million shares of common stock of Teligent, Inc., a full-service, facilities-based communications company, and (5) all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitters, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group, other than its interest in Teligent and its shares of AT&T common stock and AT&T Liberty Media Group tracking stock, were transferred to Liberty. Associated Group's interest in Teligent is held by a member of the Liberty Media Group other than Liberty. All of the shares of AT&T common stock, AT&T Class A Liberty Media Group tracking stock and AT&T Class B Liberty Media Group tracking stock previously held by Associated Group were retired by AT&T.

         On March 16, 2000, we purchased shares of cumulative preferred stock in Liberty Satellite & Technology, Inc., formerly TCI Satellite Entertainment, Inc.
(LSAT), in exchange for our economic interest in 5,084,745 shares of Sprint PCS Group stock, valued at $300 million. We received 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of LSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives us approximately 85% of the voting power of the outstanding capital stock of LSAT. We and LSAT also formed a joint venture named Liberty Satellite, LLC to hold and manage interests in entities engaged globally in the distribution of internet data and other content via satellite and related businesses. As part of this transaction, we contributed interests in XM Satellite Radio Holdings Inc., Wildblue Communications, Inc., LSAT Astro LLC and Sky Latin America in exchange for an approximately 89% interest in the joint venture. LSAT contributed its interest in JATO Communications Corp. and General Motors Class H common stock in exchange for an approximately 11% interest in the joint venture, which is managed by LSAT. In a related transaction, LSAT paid us $60 million in the form of an unsecured promissory note in exchange for an approximately 14% interest in a limited liability company with holdings in ASTROLINK International LLC. The remaining 86% of the limited liability company is held by Liberty Satellite, LLC.

         On June 8, 2000, we completed our acquisition of Ascent Entertainment Group, Inc. for an aggregate purchase price of approximately $436 million. Ascent's principal business is providing pay-per-view entertainment and information services through its majority owned subsidiary, On Command Corporation. Ascent also provides satellite service to the NBC television network and owned the National Basketball Association's Denver Nuggets, the National Hockey League's Colorado Avalanche and the Pepsi Center, Denver's new entertainment facility which is home to both the Nuggets and the Avalanche. On July 6, 2000, Ascent sold its interests in the Nuggets, the Avalanche and the Pepsi Center for approximately $268 million in cash and the assumption of approximately $136 million in debt. We have retained our 6.5% profits' interests in each of the Nuggets and the Avalanche and our 6.5% interest in the Pepsi Center. As a result of our acquisition of Ascent, our consolidated debt includes approximately $353 million of Ascent's outstanding indebtedness, excluding approximately $136 million which was assumed by the purchaser of the Nuggets, the Avalanche and the Pepsi Center.

         On June 9, 2000, we acquired a controlling interest in The Todd-AO Corporation, consisting of approximately 6.5 million shares of Class B common stock of Todd-AO, in exchange for the issuance of approximately 5.4 million shares of AT&T Class A Liberty Media Group tracking stock. The Class B common stock of Todd-AO we acquired in that transaction represented 60% of the equity and approximately 94% of the voting power of Todd-AO outstanding immediately prior to the closing. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

         Immediately following the closing of such transaction, we contributed to Todd-AO 100% of the capital stock of Four Media Company, in exchange for approximately 16.6 million shares of the Class B common stock of Todd-AO. As a result of that transaction, we increased our ownership interest in Todd-AO to approximately 84% of the equity and approximately 98% of the voting power of Todd-AO outstanding immediately following the closing. Four Media Company provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

         Following our acquisition of Todd-AO, and our contribution to Todd-AO of our ownership in Four Media Company, Todd-AO changed its name to Liberty Livewire Corporation.

         On July 19, 2000, we purchased all of the assets relating to the post-production, content and sound editorial businesses of SounDelux Entertainment Group for $90 million. Immediately following the closing, the assets of SounDelux were contributed to Liberty Livewire in exchange for approximately 8.2 million additional shares of Liberty Livewire Class B common stock. Immediately following this contribution, our ownership in Liberty Livewire increased to approximately 88% of the equity and approximately 99% of the voting power of Liberty Livewire outstanding immediately following the contribution.

         On December 22, 2000, we acquired all the outstanding capital stock of Video Services Corporation in exchange for $38 million in cash and 1.4 million shares of AT&T Class A Liberty Media Group tracking stock. We subsequently contributed 100% of the capital stock of Video Services Corporation to Liberty Livewire in exchange for a convertible promissory note in the original principal amount of $92.5 million, issued pursuant to the First Amended and Restated Credit Agreement described below. Video Services Corporation provides satellite, distribution and production services to the motion picture, television, and advertising industries.

         On June 26, 2000, we announced that we had entered into an agreement with UnitedGlobalCom, Inc. and a majority-owned subsidiary of UGC, United Pan-Europe Communications, N.V. (UPC), pursuant to which UGC would acquire from us interests in various international broadband distribution and programming assets, including Telewest Communications plc, Cablevision S.A., Pramer S.C.A. and Crown Media Holdings, in exchange for 75.3 million shares of UGC's Class B common stock.

         On February 23, 2001, we and UGC announced a revision to the transaction announced on June 26, 2000. Pursuant to the transaction as revised, UGC will not acquire our interest in Telewest. We will acquire up to 100,000 shares of a newly issued series of convertible preferred stock of UGC in exchange for $1.4 billion in cash. The convertible preferred stock will be convertible into approximately 54.1 million shares of common stock of UGC. We will purchase $1 billion of convertible preferred stock upon the receipt of certain regulatory approvals. We will purchase the remaining $400 million of convertible preferred stock concurrently with UGC's acquisition of certain of our Latin American assets, principally consisting of our interests in Cablevision S.A., Pramer S.C.A. and Torneos y Competencias. If UGC acquires all of the Latin American assets, we will receive approximately 20.1 million shares of UGC's common stock or shares of a new series of UGC's convertible preferred stock that are convertible into approximately 20.1 million shares of UGC's common stock. We anticipate that each of these acquisitions will close in the second quarter of 2001.

         The UGC shares to be acquired by us under the current structure represent, assuming conversion of all these shares into UGC Class B common stock, a 39% economic interest and, following the occurrence of certain events, a 72% voting interest in UGC and, when added to our existing UGC holdings, will result in us having a 43% economic interest and, following the occurrence of certain events, an 81% voting interest in UGC. Prior to the occurrence of such events, our voting interest will not exceed 50%. We will be bound by voting and standstill agreements with UGC and certain of its founding stockholders. Until the third anniversary of the closing, we will have the right to nominate four of the 12 members of UGC's board of directors and the founding stockholders will have the right to nominate the remaining eight. Thereafter, we and the founding stockholders each will have the right to nominate four directors, and the board will nominate the other four candidates. The provisions of the voting agreement regarding the nomination and election of directors will terminate on the tenth anniversary of the closing, subject to earlier termination upon the occurrence of specified events.

         The closing of the transaction is subject to various closing conditions, including receipt of governmental and other third party approvals. UGC is the largest broadband communications provider of video, voice and data services outside the U.S. with operations in 23 countries and networks that reach more than 18 million homes and businesses and serve more than 9.5 million video customers.

         On September 27, 2000, we entered into a letter agreement with News Corp. with respect to (1) the transfer of all of our equity interests in Gemstar-TV Guide and (2) the assignment of all of our rights under the stockholders agreement we entered into with News Corp., Gemstar-TV Guide and Henry C. Yuen (Chief Executive Officer of Gemstar-TV Guide), to subsidiaries of News Corp. in a series of transactions.

         In the first transaction, a subsidiary of News Corp. will merge with Liberty UVSG, Inc., our subsidiary that holds 70,704,588 shares of common stock of Gemstar-TV Guide, and we will receive 1.7179 American Depository Receipts representing preferred limited voting ordinary shares of News Corp. (which we refer to as News Corp. ADRs) for each share of common stock of Gemstar-TV Guide held by Liberty UVSG at the time of the merger. In connection with the merger, we will assign all of our rights under the stockholders agreements to News Corp. and cause persons designated by News Corp. to replace our designees on the board of Gemstar-TV Guide. If the merger is not consummated by June 22, 2001, either we or News Corp. may terminate our respective obligations under the letter agreement, provided that the failure to occur of any relevant condition to the merger is not attributable to a breach by the terminating party.

         If the merger is consummated, subject to the closing of an initial public offering of Sky Global Networks, Inc. with gross proceeds of at least $1 billion, Sky Global Networks will acquire from us all of the 16,761,150 shares of common stock of Gemstar held by Liberty TVGIA, Inc., one of our subsidiaries, and a 10% interest in each of Innova S. de R.L., Sky Multi-County Partners, NetSat Servicos Ltda, DTH Techco Partners and Sky Latin America Partners in exchange for shares of Class A common stock of Sky Global Networks representing 4.76% of Sky Global Networks common equity, subject to adjustment (the transactions described in this sentence, we refer to as the SGN/DTH Transactions). If the Sky Global Networks public offering fails to occur by November 27, 2001, neither we nor News Corp. will be under any obligation to effect the SGN/DTH Transactions, and in lieu of such transactions, we will effect a transaction with News Corp. pursuant to which we will transfer to News Corp. each share of Gemstar-TV Guide common stock held by Liberty TVGIA for
1.7179 News Corp. ADRs.

         In addition, upon completion of the merger described above and subject to the closing of the Sky Global Networks initial public offering, we will purchase from Sky Global Networks a number of shares of its Class A common stock for an aggregate purchase price of $500 million based upon the initial public offering price of a share of Sky Global Networks' Class A common stock. If the initial public offering does not occur by June 22, 2001, neither we nor Sky Global Networks will be under any obligation to effect the acquisition described in the immediately preceding sentence.

         If the foregoing transactions are consummated as currently contemplated, we will enter into lock-up arrangements and receive registration rights with respect to the News Corp. ADRs and the shares of Class A common stock of Sky Global Networks we acquire in these transactions. All of the foregoing transactions are subject to customary closing conditions.

         In October 2000, we restructured a portion of our ownership interests in TruePosition, ICG Communications, Sprint PCS, priceline.com and LSAT and increased our equity interest in LSAT. On October 27, 2000, in three separate transactions, (1) we sold 608,334 shares of TruePosition common stock to TP Investment, Inc., a company wholly owned by our Chairman, Dr. Malone, for $6 million in cash; (2) we and TP Investment each contributed shares of TruePosition common stock to Liberty TP LLC, a newly formed limited liability company; and (3) we and Liberty AGI, Inc., a member of Liberty Media Group that is not currently one of our subsidiaries, directly and through our respective subsidiaries, contributed a portion of our respective ownership interests in TruePosition, Sprint PCS, ICG Communications and priceline.com to Liberty TP Management, Inc., a newly formed corporation, in exchange for newly issued equity securities of Liberty TP Management. Concurrently, TP Investment contributed shares of LSAT's Class A and Class B common stock and $47.2 million in cash to Liberty TP Management, in exchange for newly issued equity securities of Liberty TP Management. On October 31, 2000 Liberty ICGX, Inc., a subsidiary of Liberty AGI, and Liberty PCLN, Inc., one of our subsidiaries, each of which contributed assets to Liberty TP Management, each sold a portion of the Liberty TP Management securities it received in exchange for those assets to TP Investment for an aggregate of approximately $34.92 million. Salomon Smith Barney Inc. delivered an opinion to us and Liberty AGI that the aggregate consideration received in these transactions by us and Liberty AGI and our respective subsidiaries was fair from a financial point of view.

         On January 23, 2001, BET Holdings, II, Inc. was acquired by Viacom, Inc. in exchange for shares of Class B common stock of Viacom pursuant to an Agreement and Plan of Merger among Liberty, BET Holdings II, Inc., Viacom, Robert L. Johnson and the Johnson Children's Insurance Trust and certain of their respective affiliates. As a result of the merger, we received approximately 15.2 million shares of Viacom's Class B common stock in exchange for our 35% interest in BET Holdings II, Inc.

         On February 23, 2001, we announced that a partnership organized by us and Klesch & Company Limited, a London-based private equity firm, had entered into a letter of intent to purchase the remaining broadband cable assets of Deutsche Telekom AG in Germany. If consummated as currently contemplated, the partnership will acquire 55% of the outstanding equity interests in six regional operating companies of Deutsche Telekom, together with an option for an additional 20% of such equity interests minus one vote. The partnership also intends to acquire the portions of Deutsche Telekom Kabel Service GmbH, the level 4 operator owned by Deutsche Telekom, that correspond to the regions in which such operating companies operate, as well as all of Deutsche Telekom's interest in MediaServices GmbH, which operates a digital distribution platform in Germany. The foregoing transactions are subject to completion of due diligence, negotiation and execution of definitive documentation, arranging of financing and satisfaction of customary closing conditions, including receipt of regulatory approvals. Although no assurance can be given that the contemplated transactions will be consummated, we anticipate that any closing would occur in the second or third quarter of 2001.

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

         This Annual Report includes information concerning AOL Time Warner Inc., Gemstar - TV Guide International, Inc., Motorola, Inc., Sprint Corporation, UnitedGlobalCom, Inc., USA Networks, Inc. and other public companies that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. We had no part in the preparation of those reports and other information, nor we do incorporate them by reference in this Annual Report.

         (b) Financial Information about Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. For the year ended December 31, 2000, Liberty had four operating segments: Starz Encore Media Group, Liberty Livewire, On Command and Other. Financial information related to Liberty's operating segments can be found in note 14 to Liberty's consolidated financial statements found in
Part II of this report.

         (c) Narrative Description of Business

         The following table sets forth information concerning Liberty's subsidiaries and business affiliates. Liberty holds its interests either directly or indirectly through partnerships, joint ventures, common stock investments or instruments convertible or exchangeable into common stock. Ownership percentages in the table are approximate, calculated as of February 28, 2001, and, where applicable and except as otherwise noted, assume conversion to common equity by Liberty and, to the extent known by Liberty, other holders. In some cases, Liberty's interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution.

                                                            SUBSCRIBERS
                                                                 AT                                    ATTRIBUTED
                                                              12/31/00               YEAR               OWNERSHIP
                           ENTITY                             (000'S)              LAUNCHED             AT 2/28/01
-------------------------------------------------------------------------------------------------------------------
                                                 VIDEO PROGRAMMING SERVICES

AOL Time Warner Inc. (1) (NYSE: AOL)                                                                          4%

Canales n                                                            32(2)             1998                 100%

Corus Entertainment Inc. (3) (TSE: CJR.B)                                                                    17%
    (NYSE: CJR)

Court TV                                                         51,500                1991                  50%

Crown Media Holdings, Inc. (4)                                                                               16%
    (Nasdaq: CRWN)

Discovery Communications, Inc.                                                                               49%
    Discovery Channel                                            80,236                1985
    The Learning Channel                                         76,364                1980
    Animal Planet                                                65,556                1996
    Travel Channel                                               49,048                1987
    Discovery Health Channel                                     18,614                1999
    Discovery Digital Services                                   22,320(2)
    (aggregate units)
       Discovery Civilization                                                          1996
       Discovery Home & Leisure                                                        1996
       Discovery Kids                                                                  1996
       Discovery Science                                                               1996
       Discovery Wings                                                                 1998
       Discovery en Espanol                                                            1998
    Animal Planet Asia                                           18,176                1998                  25%
    Animal Planet Europe                                          8,160                1998

                                                              SUBSCRIBERS
                                                                  AT                                     ATTRIBUTED
                                                               12/31/00                YEAR              OWNERSHIP
                       ENTITY                                   (000'S)              LAUNCHED            AT 2/28/01
--------------------------------------------------------------------------------------------------------------------------
                                                    VIDEO PROGRAMMING SERVICES (CONTINUED)

    Animal Planet Japan (5)                                         N/A                 2000
    Animal Planet Latin America                                   8,600                 1998                  25%
    Animal Planet UK                                              5,847                 1998
    Discovery Asia                                               38,718                 1994
    Discovery Canada                                              6,770                 1995                  10%
    Discovery India                                              18,427                 1996
    Discovery Japan(5)                                            2,138                 1996
    Discovery Europe                                             22,566                 1989
    Discovery Turkey                                                990                 1997
    Discovery Germany                                             1,528                 1996                  25%
    Discovery Italy/Africa                                        2,056                 1996
    Discovery Latin America                                      14,067                 1996
    Discovery Latin America Kids Network                         10,506                 1996
    Discovery Middle East                                           173                 1997
    People & Arts (Latin America)                                10,671                 1995                  25%
    Europe Showcase                                              17,285                 1998
    Discovery Home & Leisure (Europe)                             6,842                 1999
    Health Latin America                                          3,278                 2000
    Health UK                                                     4,326                 2000
    Travel & Adventure (Latin America)                            3,244                 2000
    Discovery.com, Inc.                                          Online                 1995

E! Entertainment Television                                      66,063                 1990                  10%
    Style                                                         8,906                 1998

Flextech Limited (UK)                                                                                         25%(6)
    Bravo                                                         6,801                 1985                  25%
    Challenge TV                                                  6,695                 1993                  25%
    KinderNet                                                     5,751                 1988                   8%
    Living                                                        7,205                 1993                  25%
    SMG                                                             N/A                 1957                   4%
    Trouble                                                       6,749                 1984                  25%
    TV Travel Shop                                                8,564                 1998                   9%
    UK Arena (UKTV)                                               5,054                 1997                  12%
    UK Gold (UKTV)                                                7,561                 1992                  12%
    UK Gold Classics (UKTV)                                       4,947                 1999                  12%
    UK Horizons (UKTV)                                            6,621                 1997                  12%
    UK Style (UKTV)                                               5,840                 1997                  12%
    UK Play (UKTV)                                                5,806                 1998                  12%

Fox Family Worldwide, Inc.                                                                                       (7)

Gemstar-TV Guide International, Inc.
       (Nasdaq:GMST)                                                                                          21%(8)(9)

International Channel                                            10,178                 1990                  90%

Jupiter Programming Co., Ltd. (Japan)                                                                         50%
    Animal Planet (Japan)                                           N/A                 2000                  33%
    Cable Soft Network                                            3,231                 1989                  50%

                                                               SUBSCRIBERS
                                                                   AT                                     ATTRIBUTED
                                                               12/31/00                YEAR               OWNERSHIP
                       ENTITY                                   (000'S)              LAUNCHED             AT 2/28/01
--------------------------------------------------------------------------------------------------------------------------
                                                   VIDEO PROGRAMMING SERVICES (CONTINUED)

    CNBC Japan/Nikkei                                               N/A                 1997                   5%
    Discovery Japan                                               2,138                 1996                  50%
    Golf Network                                                  2,597                 1996                  45%
    Japanese Movies and Dramas                                      N/A                 2000                   5%
    JSky Sports                                                   2,032                 1998                  29%
    Kids Station                                                    N/A                 2000                   8%
    LaLa TV                                                           1                 2000                  50%
    Premium Anime Channel                                           N/A                 2000                   7%
    Shop Channel                                                  9,206                 1996                  35%

MacNeil/Lehrer Productions                                          N/A                 N/A                   67%

MultiThematiques, S.A.                                                                                        27%
    Canal Jimmy (France)                                          2,510                 1991
    Canal Jimmy (Italy)                                             941                 1997
    Cine Cinemas (Benelux/Scandinavia))                              15                 2000
    Cine Cinemas (France)                                           890                 1991
    Cine Cinemas (Italy)                                            122                 1997
    Cine Classics (France)                                          730                 1991
    Cine Classics (Spain)                                           253                 1995                  14%
    Cine Classics (Italy)                                           122                 1997
    Eurochannel (Brazil)                                          1,007                 2000
    Planete (Africia)                                                60                 2000
    Planete (Belgium)                                                39                 2000
    Planete (France)                                              4,579                 1988
    Planete (Germany)                                             1,659                 1997
    Planete (Italy)                                                 942                 1997
    Planete (Poland)                                              2,108                 1996
    Planete (Switzerland)                                           403                 2000
    Seasons (France)                                                127                 1996
    Seasons (Germany)                                                67                 1997
    Seasons (Italy)                                                  56                 1997
    Seasons (Poland)                                                408                 2000
    Seasons (Spain)                                                  38                 1997

The News Corporation Limited (9)(10)                                                                           8%
(NYSE: NWS.A; ASX: NCPDP)

Pramer S.C.A. (Argentina) (4)                                                                                100%
    America Sports                                                2,350                 1990
    Big Channel                                                   2,345                 1992
    Canal a                                                       2,258                 1996
    Cineplaneta                                                   2,028                 1997
    elgourmet.com                                                 3,325                 2000
    Film & Arts                                                   6,495                 2000
    GEMS International                                            3,975                 N/A
    Magic Kids                                                    3,848                 1995
    P&E                                                             771                 1996
    Plus Satelital                                                3,915                 1988
    Rio de la Plata                                                  76                 2000

                                                              SUBSCRIBERS
                                                                  AT                                     ATTRIBUTED
                                                               12/31/00                 YEAR             OWNERSHIP
                       ENTITY                                   (000'S)               LAUNCHED           AT 2/28/01
--------------------------------------------------------------------------------------------------------------------
                                                        VIDEO PROGRAMMING SERVICES (CONTINUED)

The Premium Movie Partnership (4)                                   958                 1995                  20%
(Australia)

QVC Inc.                                                                                                      43%
    QVC                                                          70,120                 1986
    QVC-The Shopping Channel (UK)                                 8,750                 1993                  34%
    QVC-Germany                                                  22,635                 1996
    iQVC                                                         Online                 1995

Starz Encore Group LLC                                                                                       100%
    Encore                                                       16,319                 1991
    MOVIEplex                                                     7,636                 1995
    Thematic Multiplex (aggregate units)                         52,486 (2)
       Love Stories                                                                     1994
       Westerns                                                                         1994
       Mystery                                                                          1994
       Action                                                                           1994
       True Stories                                                                     1994
       WAM! America's Kidz Network                                                      1994
    STARZ!                                                       11,543                 1994
       STARZ! Theater                                                   (2)             1996
       BLACK STARZ!                                                     (2)             1997
       STARZ! Family                                                    (2)             1999
       STARZ! cinema                                                    (2)             1999

Telemundo Communications Group (11)                                 N/A                 N/A                   35%

Torneos y Competencias, S.A. (4)                                    N/A                 N/A                   40%

USA Networks, Inc. (Nasdaq: USAI) (12)                                                                        21%(13)

Viacom, Inc. (14)
       (NYSE:VIA.B)                                                                                           <1%


                                           HOMES IN
                                           SERVICE            HOMES
                                             AREA             PASSED           BASIC SUBS                         ATTRIBUTED
                                         12/31/00(15)     12/31/00(16)        12/31/00(17)     PENETRATION         OWNERSHIP
               ENTITY                       (000)            (000)               (000)          12/31/00          AT 2/28/01
------------------------------------------------------------------------------------------------------------------------------
                                                               CABLE AND TELEPHONY

Metropolis-Intercom, S.A (Chile)              1,600           1,111                 275            25%                 50%

Cablevision S.A. (4)                          4,000           3,438               1,439            42%                 28%
(Argentina)

Chorus Communication Limited                    627             484                 244            50%                 50%
    (Ireland) (formerly Princes
    Holdings Limited)

Digital Latin America (4)                                                                                              43%

Grupo Portatel (4)                                                                                                     41%

IDT Corporation (Nasdaq:IDTC)                                                                                          10%

Jupiter Telecommunications Co., Ltd.          7,291           5,297                 923            17%                 35%
    (Japan)

Omnipoint Communications, Inc.                                                                                          3%

Sprint PCS Group                                                                                                       21%(18)
(NYSE: PCS)

Liberty Cablevision of Puerto Rico,             442             288                 116            40%                100%
    Inc.

Telewest Communications plc (UK)              6,074           4,534               1,194            26%                 25%
(LN: TWT) (Nasdaq: TWSTY)

360networks inc.                                                                                                        1%
(Nasdaq: TSIX)

The Wireless Group                                                                                                     30%
(LN: TWG)

UnitedGlobalCom, Inc. (4)                                                                                              11%
(Nasdaq: UCOMA)

                                                                                                                  ATTRIBUTED
                                                                                                                   OWNERSHIP
ENTITY                                           BUSINESS DESCRIPTION                                             AT 2/28/00
--------------------------------------------------------------------------------------------------------------------------------
                                                SATELLITE COMMUNICATIONS SERVICES

Liberty Satellite & Technology, Inc.             Holds interests in certain communications assets                    27%(19)
(OTC:LSATA/LSATB)                                including Sprint PCS and LSAT

    Aerocast.com, Inc.                           Developer of terrestrial and satellite network to                   23%(20)(21)
                                                 distribute streaming media to businesses and consumers

    ASTROLINK International LLC                  Will build a global telecom network using 3 ka-band                 32%(20)
                                                 geostationary satellites to provide broadband data
                                                 communications services.  The first 2 satellites, to be
                                                 launched in 2002, will service customers in North and
                                                 South America, Europe and the Middle East.  The third
                                                 spacecraft will extend the network worldwide.

    Hughes Electronics Corp.                     A subsidiary of General Motors Corporation, providing                1%(20)
        (NYSE: GMH)                              digital television entertainment (DirecTV), satellite
                                                 services and satellite-based private business networks

    IBEAM Broadcasting Corporation               Satellite delivery of streaming media from programmers               3%(20)
        (Nasdaq: IBEM)                           to Internet providers

    Sky Latin America                            Satellite delivered television platform currently                   10%(9)(20)
                                                 servicing Mexico, Brazil, Chile and Columbia

    Wildblue Communications, Inc.                Will build a ka-band satellite network that will focus              19%(20)
                                                 on providing broadband services to homes and small
                                                 offices in North America and Latin America.

    XM Satellite Radio Holdings Inc.             Plans to transmit up to 100 national audio channels of               2%(20)
        (Nasdaq:XMSR)                            music, news, talk, sports and children's programming
                                                 from two satellites directly to vehicle, home and
                                                 portable radios

                                                  TECHNOLOGY AND MANUFACTURING

Antec Corporation                                Manufacturer of products for hybrid fiber/coaxial
(Nasdaq: ANTC)                                   broadband networks                                                  18%

Motorola, Inc.                                   Provider of integrated communications solutions and                  4%(22)
(NYSE: MOT)                                      embedded electronic solutions

TruePosition, Inc.                               Provider of wireless location technology and services               89%

                                                                                                                  ATTRIBUTED
                                                                                                                  OWNERSHIP
ENTITY                                           BUSINESS DESCRIPTION                                             AT 2/28/01
-----------------------------------------------------------------------------------------------------------------------------
                                                   INTERNET/INTERACTIVE TELEVISION SERVICES

ACTV, Inc.                                       Producer of tools for interactive programming for                    2%(23)
(Nasdaq: IATV)                                   television and Internet platforms

On Command Corporation                           Provider of in-room interactive entertainment, Internet             56%
(Nasdaq: ONCO)                                   access, business information and guest services for the
                                                 lodging industry

priceline.com, Incorporated                      E-commerce service allowing consumers to make offers on              5%
(Nasdaq: PCLN)                                   products and services

Liberty Digital, Inc.                            A diversified new media company focused on the                      84%
(Nasdaq: LDIG)                                   development of interactive television programming with
                                                 interests in interactive television technology,
                                                 e-commerce and content businesses, including DMX, Inc.,
                                                 OpenTV, Inc., move.com, BET.com, Replay TV, Inc., TiVO
                                                 Inc., and rights to provide interactive networks to
                                                 AT&T cable systems

Liberty Livewire Corporation                     Provides a wide range of traditional audio and video                85%(24)
(Nasdaq: LWIRA)                                  post-production, transmission, library services, and
                                                 audio/video distribution services via satellite and
                                                 fiber to worldwide clients in the feature film television and advertising industries. Also provides interactive television services under the brand name "HyperTv with Livewire."

                                                                                                         ATTRIBUTED
                                                                                                         OWNERSHIP
ENTITY                                   BUSINESS DESCRIPTION                                            AT 2/28/01
-------------------------------------------------------------------------------------------------------------------
                                                          OTHER

Ascent Network Services                  Provides uplink services to the NBC television network             100%

Cendant Corporation                      Franchiser of hotels, rental car agencies, tax                       6%
(NYSE:CD)                                preparation services and real estate brokerage offices.
                                         Provides access to insurance, travel, shopping, auto and
                                         other services primarily through its buying clubs.
                                         Provides vacation time share services, mortgage services
                                         and employee relocation. Operates in over 100 countries.

Emmis Communications                     Owns and operates 16 radio stations, including five in              12%
    Corporation                          the markets of New York, Chicago and Los Angeles. Also
(Nasdaq:EMMS)                            operates six television stations and six magazines.

PRIMEDIA Inc.                            Targeted media company reaching consumer and                         5%
(NYSE: PRM)                              business-to-business audiences through print, Internet,
                                         live events, video and radio


------------------

(1) On January 11, 2001, America Online, Inc. completed its merger with Time Warner Inc. to form AOL Time Warner Inc. AOL Time Warner has interests in Internet services, including AOL, Netscape and CompuServe; filmed entertainment and television production, including Warner Bros. and New Line Cinema; recorded music and music publishing; book and magazine publishing; cable television systems; and cable television programming and television broadcasting, including CNN, Cartoon Network, Headline News, TNT, Turner Classic Movies, WTBS Superstation, HBO, Cinemax, and the WB Television Network.

(2)      Digital services.

(3) Corus is a Canadian media company. Its principal assets include 49 radio stations (subject to Canadian regulatory approval of the proposed acquisition of Metromedia Broadcasting), specialty television networks, Pay TV, conventional television assets, and Nelvana Limited, an international producer and distributor of children's programming and products.

(4) On June 26, 2000, we announced a transaction in which we would contribute certain assets to UnitedGlobalCom, Inc. in exchange for 75.3 million shares of UGC Class B common stock. On February 23, 2001, we announced an amendment to that transaction. Under the modified agreement, we will contribute $1.4 billion in cash in exchange for shares of UGC convertible preferred stock which will be convertible into approximately 54.1 million shares of UGC common stock. We will purchase $1.0 billion of the preferred stock upon receipt of certain regulatory approvals. The remaining $400 million of preferred stock will be purchased at the time UGC completes the acquisition of our interests in Cablevision, Pramer, and Torneos y Competencias. Assuming the completion of UGC's acquisition from Liberty of these assets and certain other assets, including Liberty's interests in Grupo Portatel, Digital Latin America, Crown Media Holdings, Inc., Premium Movie Partnership and the Latin American operations of Gems Network, we would receive additional UGC preferred stock convertible into approximately
         20.1 million additional shares of UGC common stock. Assuming conversion of all of the preferred stock into UCG Class B common stock and when added to our current interest in UGC, we would have approximately a 43% economic interest and a 81% voting interest in UGC, subject to a voting agreement with UGC and certain of its controlling shareholders. We also would have the right to appoint four of 12 representatives on the UGC board.

(5) Our attributed ownership interest in this entity is listed under Jupiter Programming Co., Ltd. of which Liberty Media International, Inc. owns 50%.

(6) In April 2000, Flextech was acquired by, and became a wholly owned subsidiary of, Telewest.

(7) Our interest consists of shares of 30-year 9% preferred stock which have a stated aggregate liquidation value of $345 million and are not convertible into common stock.

(8) Gemstar-TV Guide International, Inc. is a media company which provides print, passive and interactive program listings guides; distributes programming to cable television systems and direct-to home satellite providers and markets satellite delivered programming to C-band satellite dish owners.

(9) On September 27, 2000, we and News Corp. announced a transaction in which we will exchange approximately 80% of our interest in Gemstar-TV Guide International, Inc., for approximately 121.5 million ADRs of News Corporation, increasing our ownership interest in News Corp. to approximately 18%. We will exchange the remaining 20% of our interest in Gemstar-TV Guide and our interest in the Sky Latin America platform to Sky Global for approximately 4.76% of the outstanding equity of Sky Global Networks. Additionally, we have agreed to acquire $500 million of Class A common stock of Sky Global Networks at the time of its anticipated initial public offering. The transactions with Sky Global are contingent upon the closing of its initial public offering.

(10) News Corp. has operations in the United States, Canada, the United Kingdom, Australia, Latin America and the Pacific Basin. These include U.S. cable networks, FX, Fox Family Channel, Fox News Channel and the Fox regional and national sports networks. News Corp.'s businesses also include Fox Broadcasting Company, 20th Century Fox, satellite platforms B Sky B in the United Kingdom, SKYPerfecTV! in Japan and STAR in Asia and the publication of newspapers, magazines and books.

(11) Telemundo Communications Group consists of (1) Telemundo Network, a 24-hour broadcast network serving 61 markets in the United States, including the 37 largest Hispanic markets, and (2) Telemundo Station Group which owns and operates eight full power UHF broadcast stations and 15 low power television stations serving some of the largest Hispanic markets in the United States and Puerto Rico. Although we have an approximately 35% equity interest in Telemundo, we currently have no voting power in order to meet certain regulatory requirements.

(12) USA Networks, Inc. is organized into three distinct but interrelated units which include the following assets: USA Entertainment's USA Network, SCI FI Channel, TRIO, NWI, Studios USA, USA Films, USA Broadcasting and USA Interactive Entertainment; USA Electronic Retailing's HSN, HSN International and HSN Interactive; and USA Information and Services' Ticketmaster, Ticketmaster Online-Citysearch, Inc. (NASDAQ: TMCS), Hotel Reservations Network (NASDAQ: ROOM), Electronic Commerce Solutions, Styleclick (NASDAQ: IBUY) and Precision Response Corporation.

(13) We own direct and indirect interests in various USA Networks, Inc., USANi LLC and Home Shopping Network, Inc. securities which may be converted or exchanged for USA Networks common stock. Assuming the conversion or exchange of such securities and the conversion or exchange of certain securities owned by Universal Studios, Inc. and certain of its affiliates for USA Networks common stock, we would own approximately 21% of USA Networks.

(14) Viacom is a diversified entertainment company with operations in broadcasting, cable television programming, radio, outdoor advertising, video, publishing and online programming. Viacom's well-known brands include CBS, MTV, Nickelodeon, VH1, BET, Paramount Pictures, Infinity Broadcasting, UPN, TNN, CMT, Showtime, Blockbuster and Simon & Shuster.

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

(18) Less than 1% of voting power. We hold securities of Sprint which are exercisable for or convertible into Sprint PCS Group common stock -- Series 1, which is publicly traded.

(19) We hold preferred stock of LSAT representing approximately 85% of the voting power of LSAT.

(20) Owned through Liberty Satellite, LLC of which we own approximately 89% and LSAT owns approximately 11%. Percentages listed are ownership by Liberty Satellite, LLC.

(21) Liberty Satellite, LLC owns a warrant to purchase up to an additional 7,000,001 shares of Series A-2 convertible preferred stock at an exercise price of $1.05 per share. If the warrant is exercised Liberty Satellite, LLC's ownership would equal approximately 36% of the equity in Aerocast.com on a fully diluted basis. The warrant expires March 2, 2001.

(22) In addition to our common stock holdings in Motorola, we own warrants to purchase approximately 28.3 million additional shares of Motorola common stock at $8.26 per share, all of which are vested. The 4% ownership interest assumes exercise of all warrants.

(23) Ownership percentage includes 805,000 shares, or 2%, owned directly by us. Liberty Digital owns an additional 14%. Liberty Digital also holds warrants, exercisable at prices of $13 at March 29, 2001, and $15 at March 29, 2004, to purchase an additional 5,000,000 shares of common stock. Exercise of the additional warrants would bring Liberty Digital's ownership to approximately 24%.

(24) We own common stock representing 85% of the equity and 98% of the voting power of Liberty Livewire on a fully diluted basis.

BUSINESS OPERATIONS

         Liberty is engaged principally in three fundamental areas of business:

    - Programming, consisting principally of interests in video programming services;
    - Communications, consisting principally of interests in cable television systems, telephone and satellite systems; and
    -   Internet services and technology.

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

         Relationship with AT&T Broadband. Most of the networks affiliated with Liberty have entered into affiliation agreements with Satellite Services, Inc. ("SSI") a company owned by AT&T Broadband, the successor company to TCI. SSI purchases programming services from programming suppliers and then makes such services available to cable television systems owned by or affiliated with AT&T Broadband ("SSI Affiliates"). Customers served by SSI Affiliates represented approximately 22% of U.S. households which received cable or satellite delivered programming at December 31, 2000. Except as described below, substantially all of the video programming services operated by Liberty's subsidiaries and business affiliates received 22% or less of their revenues from SSI. Each of Starz Encore Group and Liberty Digital, Inc. has entered into long term, fixed rate affiliation agreements with AT&T Broadband pursuant to which AT&T Broadband pays monthly fixed amounts in exchange for unlimited access to certain programming services of such companies. For the year ended December 31, 2000, such fixed rate affiliation fees represented approximately 36% and 29.5% of the total revenues of Starz Encore Group and Liberty Digital, respectively.

         STARZ ENCORE GROUP LLC

         Starz Encore Group LLC is a leading provider of cable and satellite-delivered premium movie networks in the United States. It currently owns and operates 13 full-time domestic movie channels, including Encore, which airs first-run movies and classic contemporary movies, STARZ!, a first-run premium movie service, a number of Thematic multiplex channels, and MOVIEplex, a "theme by day" channel featuring a different Encore or Encore Thematic Multiplex channel each day, on a weekly rotation.

         Starz Encore Group currently has access to approximately 6,500 movies through long-term licensing agreements. In addition, it has licensed the exclusive rights to first-run output from Disney's Hollywood Pictures, Touchstone and Miramax, Universal Studios, New Line and Fine Line, Sony's Columbia Pictures and Sony Classics and other major studios. Starz Encore Group also has exclusive rights to first run output from four independent studios. The output agreements expire between 2003 and 2011. Starz Encore Group is not committed to or dependent on any one source of film productions, and has affiliations with every major Hollywood studio, either through long-term output agreements or library access arrangements. Starz Encore Group also engages in original programming production.

         Ownership Interest. We own 100% of Starz Encore Group. Our ownership in Starz Encore Group began with an investment in its predecessor in 1991 when Encore was launched as a low-priced movie channel that cable operators could offer individually or packaged with higher-priced services such as HBO and Showtime. Since December 31, 1992, Encore's subscribers have grown from approximately 3.5 million to approximately 16.3 million at December 31, 2000, and Starz Encore Group's program offerings have grown from one movie channel in 1991 to its current slate of 13 full-time movie channels.

         PRAMER S.C.A.

         Pramer S.C.A. is the largest owner and distributor of cable television programming services in Argentina. Pramer currently owns 11 programming services and distributes them throughout Argentina. Pramer also distributes 12 additional programming services, including two of Argentina's four terrestrial broadcast networks, throughout Argentina. Of the 23 programming services owned and/or distributed by Pramer, nine of them are distributed throughout Latin America. Pramer intends to continue to develop and acquire branded programming services and to further expand the carriage of its programming to distribution networks outside Argentina.

         Ownership Interest. Our ownership in Pramer evolved out of a 1995 transaction in which Liberty Media International, Inc., our wholly owned subsidiary, acquired an equity interest in Cablevision S.A. from its founding stockholders. As part of the transaction, Liberty Media International was granted a right of first refusal to purchase the programming assets of Pramer, which at that time were owned by the former Cablevision stockholders. In August 1998, Liberty Media International exercised this right and purchased 100% of Pramer's issued and outstanding common stock for $32 million in cash and $65 million in notes payable. We made an $11 million payment on the notes on October 1, 1998 and the remainder was due in 20 equal monthly installments beginning October 15, 1998. The notes have now been paid in full. If our transaction with UGC is consummated as currently structured, our interests in Pramer will be transferred to UGC in connection with the closing of that transaction.

         DISCOVERY COMMUNICATIONS, INC.

         Discovery Communications, Inc. is the leading global real-world media and entertainment company. Discovery has grown from its core property, Discovery Channel, first launched in the United States in 1985, to current global operations in over 150 countries across six continents, with 200 million total subscribers. Discovery's programming is tailored to the specific needs of viewers around the globe, and distributed through 77 separate feeds in 33 languages. Discovery's 33 networks of distinctive programming represent 14 entertainment brands including TLC, Animal Planet, Travel Channel, Discovery Health Channel, Discovery Kids, and a family of digital channels. Discovery's other properties consist of Discovery.com and 165 Discovery Channel retail stores. Discovery also distributes BBC America in the United States.

         Ownership Interest. We hold a 49.3% interest in Discovery. Cox Communications, Inc., Advance/ Newhouse Communications and Discovery's founder and Chairman, John S. Hendricks, hold interests in Discovery of 24.65%, 24.65% and 1.4%, respectively. Our involvement in Discovery dates back to 1986, when TCI provided Discovery with $25 million of capital in furtherance of TCI's strategy of supporting quality, cable-exclusive programming companies.

         Terms of Ownership. Discovery is organized as a close corporation managed by its stockholders rather than a board of directors. Generally, all actions to be taken by Discovery require the approval of the holders of a majority of Discovery's shares, subject to certain exceptions, including certain fundamental actions, which require the approval of the holders of at least 80% of Discovery's shares. The stockholders of Discovery have agreed that they will not be required to make additional capital contributions to Discovery unless they all consent. They have also agreed not to own another basic programming service carried by domestic cable systems that consists primarily of documentary, science and nature programming, subject to certain exceptions.

         Each stockholder has been granted preemptive rights on share issuances by Discovery. Any proposed transfer of Discovery shares by a stockholder will be subject to rights of first refusal in favor of the other stockholders, subject to certain exceptions, with our right of first refusal being secondary under certain circumstances. In addition, we are not permitted to hold in excess of 50% of Discovery's stock unless our increased ownership results from exercises of our preemptive rights or rights of first refusal.

         FLEXTECH LIMITED (A WHOLLY OWNED SUBSIDIARY OF TELEWEST COMMUNICATIONS
PLC)

         Flextech, through its subsidiaries and affiliates, creates, packages and markets entertainment and information programming for distribution on cable television, direct-to-home satellite and digital terrestrial television providers throughout the United Kingdom and parts of continental Europe. Flextech has interests in 14 cable and satellite channels, 13 of which are distributed in the United Kingdom market. In addition to managing its six wholly owned programming services, Flextech currently provides management services to two joint ventures that it has formed with BBC Worldwide Limited, which operate six subscription television channels and HSN Direct International Limited. For its management and consultancy services, Flextech receives a management fee and, in some cases, a percentage of the programming company's gross revenues. Flextech also holds interests in programming production and distribution companies and a terrestrial broadcast network.

         Ownership Interest. Prior to Telewest's acquisition of Flextech in April 2000, we held a 37% equity interest in Flextech, representing a 50% voting interest. Our involvement with Flextech developed out of programming investments made by TCI in the United Kingdom and continental Europe beginning in 1988. TCI found that the United Kingdom, like other parts of Europe, lacked the size necessary to sustain a large number of niche-oriented programming services. Attracted by Flextech's business model of co-managing several programming services to achieve economies of scale, TCI chose Flextech as the vehicle to pursue its European programming strategy in 1994 by consolidating its U.K. and European programming investments and merging those investments into Flextech.

         In April 2000, Telewest acquired Flextech at a purchase price of approximately L2.76 billion. As a result, each share of Flextech was exchanged for 3.78 new Telewest shares, and we now own approximately a 24.6% equity interest in Telewest. See " -- Communications -- Telewest Communications plc."

         THE NEWS CORPORATION LIMITED

         News Corp. is a diversified international communications company principally engaged in:

         - the production and distribution of motion pictures and television programming;

         -        television, satellite and cable broadcasting;

         -        publication of newspapers, magazines and books;

         - production and distribution of promotional and advertising products and services;

         -        development of digital broadcasting;

         - development of conditional access and subscriber management systems; and

         -        the provision of computer information services.

News Corp.'s operations are located in the United States, Canada, the United Kingdom, Australia, Latin America and the Pacific Basin. News Corp.'s preferred limited voting ordinary shares trade on the Australian Stock Exchange under the symbol "NCPDP," and are represented on the NYSE by ADRs under the symbol "NWS.A."

         Ownership Interest. In July 1999, we transferred to News Corp. our 50% interest in our jointly owned Fox/Liberty Networks programming venture, in exchange for 51.8 million News Corp. ADRs representing preferred limited voting ordinary shares of News Corp., valued at approximately $1.425 billion, or approximately $27.52 per ADR. In a related transaction, we acquired from News Corp. 28.1 million additional ADRs representing preferred limited voting ordinary shares of News Corp. for approximately $695 million, or approximately $24.74 per ADR. As a result of these transactions and subsequent open market purchases, we own approximately 81.7 million ADRs representing preferred limited voting ordinary shares of News Corp. or approximately 8% of News Corp.'s ordinary shares on a fully diluted basis.

         As part of the agreement relating to the acquisition by News Corp. of our interest in Fox/Liberty Networks, we and News Corp. agreed that, during a specified period following the second anniversary of the closing date of this transaction, we will have the right to cause News Corp. to acquire, and News Corp. will have the right to cause us to sell to News Corp., our interest in an international sports programming venture that we jointly own with News Corp. in exchange for News Corp. ADRs with an aggregate value, at April 1, 1999, of approximately $100 million plus an additional number of ADRs representing the aggregate number of News Corp. shares which could have been purchased by reinvesting in ADRs each cash dividend declared on such number of shares between the closing of the sale of our interest in Fox/Liberty Networks and the sale of the international interests. Between the closing of the sale of our interest in Fox/Liberty Networks and the sale of the international interests, we have further agreed to make capital contributions in respect of the international interests in the amount of $100 million, as and when requested by News Corp.

         Terms of Ownership. In connection with the acquisition by News Corp. of our interest in Fox/ Liberty Networks, certain agreements were entered into regarding our ability to transfer News Corp. shares and other matters. Under these agreements, certain of the ADRs and the underlying News Corp. shares issued to us are subject to a lock-up ending July 2001, subject to certain exceptions. We are entitled to certain registration rights with respect to our News Corp. shares. In addition, we have agreed that we will not engage, directly or indirectly, in any sports programming service in the United States and its territories (excluding Puerto Rico) or in Canada, subject to certain exceptions, until July 2004.

         QVC, INC.

         QVC, Inc. is one of the two largest home shopping companies in the United States. QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through iQVC. QVC also operates shopping networks in Germany and the United Kingdom. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC does not depend upon any one particular supplier for any significant portion of its inventory.

         QVC distributes its television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. In return for carrying QVC, each domestic programming distributor receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold to customers located in the programming distributor's service area.

         Ownership Interest. We own approximately 43% of QVC, and Comcast owns the remaining 57%. Our involvement in the televised home shopping business originated in 1986 when TCI began acquiring ownership interests in QVC Network, Inc. in exchange for agreeing to carry QVC's programming to a specified number of subscribers. During the same period, TCI also invested in another home shopping channel, CVN Companies, Inc. In October 1989, CVN and QVC merged which resulted in TCI owning approximately 34% of the combined company. In August 1994, we and Comcast purchased all of the remaining equity interests in QVC not owned by either of us, resulting in our respective current ownership interests.

         Terms of Ownership. QVC is managed on a day-to-day basis by Comcast and Comcast has the right to appoint all of the members of the QVC board of directors. Liberty's interests are represented by two members on QVC's five-member management committee. Generally, QVC's management committee votes on every matter submitted, or required to be submitted, to a vote of the QVC board, and we and Comcast are required to use our respective best efforts to cause QVC to follow the direction of any resolution of the management committee. We also have veto rights with respect to certain fundamental actions proposed to be taken by QVC.

         We have been granted a tag-along right that will apply if Comcast proposes to transfer control of QVC and Comcast may require us to sell our QVC stock as part of the transaction, under certain circumstances and subject to certain conditions. In addition, we have the right to initiate a put/call procedure with Comcast in respect of our interest in QVC.

         We and Comcast have certain mutual rights of first refusal and mutual rights to purchase the other party's QVC stock following certain events, including change of control events affecting them. Both also have registration rights.

         AOL TIME WARNER INC.

         On January 11, 2001, America Online, Inc. and Time Warner announced the completion of their merger to create AOL Time Warner Inc., whose businesses include interactive services, cable systems, publishing, music, television networks and filmed entertainment. AOL Time Warner classifies its business interests into the following fundamental areas:

         - interactive services, consisting principally of the development and operation of branded interactive services such as AOL, CompuServe and Netscape, branded properties that operate across multiple services and platforms such as Digital City, Moviefone and MapQuest and interactive messaging services such as AIM and ICQ;

         - cable systems, consisting principally of interests in cable television systems, including Time Warner Cable;

         - publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing, including Time, People, Sports Illustrated, Warner Books and Time Life Inc.;

         - music, consisting principally of interests in recorded music and music publishing, including Warner Music Group and its labels Atlantic, Elektra, London-Sire, Rhino, Warner Bros. Records and Warner Music International;

         - television networks, consisting principally of interests in cable television programming and television broadcasting, including WTBS Superstation, TNT, Cartoon Network, CNN News Group, Home Box Office and the WB Television Network; and

         - filmed entertainment, consisting principally of interests in filmed entertainment and television production, including Warner Bros. and New Line Cinema.

AOL Time Warner's common stock trades on the NYSE under the symbol "AOL."

         Ownership Interest. We currently own an approximate 4% interest in AOL Time Warner. Our interest in AOL Time Warner evolved from a 1987 transaction in which TCI led a consortium of cable operators in providing Turner Broadcasting System with an aggregate cash infusion of approximately $560 million. TCI invested approximately $250 million in Turner Broadcasting System in exchange for two series of preferred stock. The terms of the preferred stock and agreements entered into in connection with the investment provided the holders with significant control rights, including representation on the Turner Broadcasting System board and veto rights over extraordinary transactions, and with rights of first refusal on certain dispositions of Turner Broadcasting System stock held by Ted Turner. In 1996, Time Warner acquired Turner Broadcasting System in a merger transaction.

         In connection with the Turner Broadcasting System/Time Warner merger, Time Warner, Turner Broadcasting System, we and TCI entered into an Agreement Containing Consent Order (the FTC Consent Decree) with the Federal Trade Commission. The FTC Consent Decree effectively prohibits us and our affiliates from owning voting securities of Time Warner other than securities that have limited voting rights. Pursuant to the FTC Consent Decree, among other things, we agreed to exchange the shares we were to receive in the Turner Broadcasting System/Time Warner combination for shares of a separate series of common stock with limited voting rights designated as Series LMCN-V common stock. The Series LMCN-V common stock entitles the holder to one one-hundredth (1/100th) of a vote for each share with respect to the election of directors. As a result of the AOL/Time Warner merger, each share of Series LMCN-V common stock of Time Warner held by us has been converted into 1.5 shares of Series LMCN-V common stock, par value $0.01 per share, of AOL Time Warner. These securities have substantially the same terms as the Series LMCN-V common stock of Time Warner held by us prior to the AOL/Time Warner merger. We hold approximately 171 million shares of such stock, which represent less than 1% of the voting power of AOL Time Warner's outstanding common stock. The Series LMCN-V common stock is not transferable, except in limited circumstances, and is not listed on any securities exchange. Each share of the Series LMCN-V common stock is convertible at our option into one share of ordinary AOL Time Warner common stock, at any time when such conversion would not violate the federal communications laws, subject to the FTC Consent Decree, and is mandatorily convertible into ordinary AOL Time Warner common stock upon transfer to a non-affiliate of Liberty. Further, while shares of ordinary AOL Time Warner common stock are redeemable by action of the AOL Time Warner board of directors under certain circumstances, to the extent necessary to prevent the loss of certain types of governmental licenses or franchises, shares of Series LMCN-V common stock are not redeemable under these circumstances.

         GEMSTAR-TV GUIDE INTERNATIONAL, INC.

         Gemstar International Group Limited acquired TV Guide, Inc. (formerly United Video Satellite Group, Inc.) on July 12, 2000, and changed its name to Gemstar-TV Guide International, Inc. TV Guide is now a wholly owned subsidiary of Gemstar-TV Guide. Gemstar-TV Guide's common stock trades on the Nasdaq National Market under the symbol "GMST."

         Gemstar-TV Guide develops, markets and licenses proprietary technologies and systems that simplify and enhance consumers' interaction with electronics products and other platforms that deliver video, programming information and other data. TV Guide is a media and communications company that provides print, passive and interactive program listings guides to households, distributes programming to cable television systems and direct-to-home satellite providers, and markets satellite-delivered programming to C-band satellite dish owners. Gemstar-TV Guide seeks to have its technologies widely licensed, incorporated and accepted as the technologies and systems of choice by consumer electronics manufacturers, service providers (such as owners or operators of cable systems, telephone networks, Internet service providers, direct broadcast satellite providers, wireless systems and other multi-channel video programming distributors), software developers and consumers.

         Ownership Interest. Prior to the Gemstar merger, TV Guide was jointly controlled by News Corp. and us, with each owning approximately 44% of its equity and 49% of its voting power. Our interest in TV Guide began in January 1996 when TCI acquired a controlling interest in United Video Satellite Group, Inc. (UVSG), a provider of satellite-delivered video, audio, data and program promotion services to cable television systems, satellite dish owners, radio stations and private network users primarily throughout North America. TCI believed that the availability of electronic program guide services was becoming an increasingly important element of video programming delivery due to developments in digital and other technologies that were increasing the volume and variety of video programming. As a result of the transaction, UVSG became a majority-controlled subsidiary of TCI. In January 1998, TCI increased its equity interest in UVSG to approximately 73% and its voting interest to approximately 93%. On March 1, 1999, UVSG acquired our 40% interest in Superstar/Netlink Group and our 100% interest in Netlink USA, which uplinks the signals of six Denver-based broadcast television stations, in exchange for shares of UVSG common stock. On the same date, UVSG acquired News Corp.'s TV Guide properties in exchange for cash and shares of UVSG common stock. By combining UVSG's passive and interactive electronic program listing guides with TV Guide's well-recognized magazine and brand name, UVSG became a leading provider of program listing guides. Following this transaction, UVSG changed its name to TV Guide, Inc.

         As a result of the Gemstar/TV Guide merger, in which TV Guide stockholders received 0.6573 shares of Gemstar common stock for each outstanding share of TV Guide common stock, or an aggregate of approximately 45% of the fully diluted shares of the combined company, we own approximately 21% of Gemstar-TV Guide's voting power.

         Terms of Ownership. In connection with the Gemstar merger, the board of directors of Gemstar-TV Guide was expanded to twelve members, of which six members are persons designated by the board of directors of TV Guide prior to the merger. Also in connection with the Gemstar merger, we entered into a stockholders agreement with News Corp., Henry Yuen (the Chief Executive Officer of Gemstar-TV Guide) and Gemstar-TV Guide. Pursuant to this agreement, we are able to appoint, and have appointed, three members to Gemstar-TV Guide's board of directors. News Corp. is also entitled to appoint, and has appointed, three members to the board. In addition, we and News Corp. have agreed to vote for and use our respective best efforts to cause our respective board designees to vote for Mr. Yuen's election as a director and appointment as Chairman of the Board, and Mr. Yuen has agreed to vote for the election to the board of our and News Corp's respective designees. If we or News Corp. transfer 90% or more of our respective interests in Gemstar-TV Guide to a third party, the transferring holder will lose the right to designate one director. We and News Corp. have also agreed to use our respective best efforts to cause our board designees (1) to vote for Mr. Yuen's election as Chairman of the Board and Chief Executive Officer, and against any removal or diminution of his responsibilities (absent disability or cause), and (2) to vote for Elsie Ma Leung's election as co-President, co-Chief Operating Officer and Chief Financial Officer, and against any removal or diminution of her responsibilities (absent cause), in each case until July 12, 2005. Mr. Yuen has also agreed to vote, and use his best efforts to cause his board designees to vote for the election of Joachim Kiener and Peter C. Boylan III as co-Presidents and co-Chief Operating Officers, and against any removal or diminution of their respective responsibilities (absent cause), in each case until July 12, 2005. Pursuant to the stockholders agreement, we, News Corp. and Mr. Yuen have agreed, until the earlier of July 12, 2005 and the date Mr. Yuen ceases to be Chief Executive Officer of Gemstar-TV Guide (other than as a result of his termination without cause), not to take certain actions which would result in a change in control of Gemstar-TV Guide. We and News Corp. have one demand registration right during each twelve month period until our respective shares cease to be restricted under the Securities Act. We and News Corp. also generally have a right of first refusal over Mr. Yuen's shares in Gemstar-TV Guide, which represent approximately 3% of its outstanding stock.

         On September 27, 2000, we entered into a letter agreement with News Corp., pursuant to which we have agreed to transfer all of our equity interests in Gemstar-TV Guide and assign all of our rights under the stockholders agreement to subsidiaries of News Corp. in a series of transactions, and, in connection therewith, cause persons designated by News Corp. to replace our board designees. The first of these transactions is subject to certain conditions, which, if not satisfied by June 22, 2001, would enable News Corp. or us to terminate our respective obligations under the letter agreement, provided that the failure to occur of the relevant condition is not attributable to a breach by the terminating party. The remaining transactions are also subject to customary closing conditions. See " -- Recent Developments" above for a description of this letter agreement.

         USA NETWORKS, INC.

         USA Networks is a diversified media and electronic commerce company that is engaged in seven principal areas of business:

         - Networks and Television Production, which operates the USA Network, a general entertainment basic cable television network, Sci-Fi Channel, which features science fiction, horror, fantasy and science-fact oriented programming, and Studios USA, which produces and distributes television programming;

         - Electronic Retailing, which primarily consists of Home Shopping Network and America's Store, which are engaged in the electronic retailing business;

         -        Broadcasting, which owns and operates television stations;

         - Ticketing Operations, which includes Ticketmaster, the leading provider of automated ticketing services in the United States, and Ticketmaster Online, Ticketmaster's exclusive agent for online ticket sales;

         - Hotel Reservations, consisting of Hotel Reservations Network, a leading consolidator of hotel rooms for resale in the consumer market in the United States;

         - Internet Services, which represents USA Networks' online retailing networks business and local city guide business; and

         - Filmed Entertainment, which primarily represents USA Networks' domestic theatrical film distribution and production businesses.

USA Networks' common stock trades on the Nasdaq National Market under the symbol "USAI."

         Ownership Interest. Our interest in USA Networks consists of shares of USA Networks common stock held by us and our subsidiaries, shares of USA Networks common stock held by certain entities in which we have an equity interest but only limited voting rights, and securities of certain subsidiaries of USA Networks which are exchangeable for shares of USA Networks common stock. Assuming the exchange of these securities and the conversion or exchange of certain securities owned by Universal Studios, Inc. and certain of its affiliates for USA Networks common stock, we and Universal would own approximately 21% and 45%, respectively, of USA Networks. In general, until the occurrence of certain events and with the exception of certain negative controls, Mr. Barry Diller has voting power over our interest in USA Networks, as more fully described below under " -- Terms of Ownership."

         Our ownership in USA Networks began in 1993 when we purchased a controlling stake in Home Shopping Network, Inc., which at the time was principally engaged in the sale of merchandise to viewers of its home shopping programming. In connection with that acquisition, we also obtained an option to acquire a controlling interest in Silver King Communications, Inc., an owner and operator of broadcast television stations. In August 1995, we formed an alliance with Mr. Barry Diller that resulted in a significant shift in our strategy for Home Shopping Network and Silver King. As part of this alliance, we contributed our control option relating to Silver King to a new corporation in which we retained substantially all of the equity interests and ceded control over the voting securities of Silver King held by the corporation to Mr. Diller, except with respect to certain fundamental matters. At the same time, Mr. Diller agreed to join Home Shopping Networks' board of directors. In December 1996, Silver King and Home Shopping Network were combined to form HSN, Inc., which also acquired Savoy Pictures Entertainment, Inc., a television broadcasting and filmed entertainment company, and Ticketmaster Group, Inc., a leading provider of automated ticketing services. In February 1998, HSN, Inc. acquired certain assets from Universal USA Networks, consisting of USA Network and Sci-Fi Channel, and the domestic television production and distribution business of Universal. Following this transaction, HSN, Inc. changed its name to USA Networks, Inc. In connection with this transaction, we contributed $300 million in cash to a subsidiary of USA Networks (the LLC) in exchange for equity shares of that subsidiary (LLC Shares) (which are generally exchangeable for USA Networks common stock on a one-for-one basis). The LLC holds all of the assets acquired from Universal and all of the businesses of HSN, Inc. and its subsidiaries, other than the broadcasting business.

         Terms of Ownership. In connection with the Universal transaction, USA Networks, Universal, we and Mr. Diller entered into several agreements involving governance matters relating to USA Networks and stockholder arrangements. With respect to governance matters, Mr. Diller generally has full authority to operate the day-to-day business affairs of USA Networks and has an irrevocable proxy over all USA Networks securities owned by Universal, us and certain of Universal's and our respective affiliates for all matters except for certain fundamental changes. However, we, Universal and Mr. Diller each have veto rights with respect to certain fundamental changes relating to USA Networks and its subsidiaries (including the LLC). If Mr. Diller and Universal agree to certain fundamental changes that we do not agree to, Universal will be entitled to purchase our entire equity interest in USA Networks, subject to certain conditions, at a price determined by an independent appraiser taking into account a number of agreed upon factors.

         Pursuant to FCC law and regulations, we are not currently permitted to have a designee on the board of directors of USA Networks. However, at such time as we are no longer subject to such prohibition, we will have the right to designate up to two directors if our stock ownership in USA Networks remains at certain levels. We currently have the right to designate up to two directors to the LLC board and will continue to have that right for so long as we are not permitted to designate directors of USA Networks and continue to maintain certain ownership levels.

         We and Universal each have a preemptive right with respect to future issuances of USA Networks' capital stock, subject to certain limitations. We have agreed with Universal that we will not beneficially own more than approximately 21% of the equity of USA Networks until the earlier of such time as we beneficially own less than 5% of the shares of USA Networks securities or the date that Universal beneficially owns fewer shares than we beneficially own. Also, we have agreed not to propose to the board of directors of USA Networks our acquisition of the outstanding USA Networks securities or to otherwise influence the management of USA Networks, including by proposing or supporting certain transactions relating to USA Networks that are not supported by USA Networks' board of directors.

         We are subject to a number of agreements that limit or control our ability to transfer our USA Network securities. Each of Universal and Mr. Diller has a right of first refusal with respect to certain sales of USA Networks securities by the other party. Our rights in this regard are secondary to any Universal right of refusal on transfers by Mr. Diller. Also, we and Mr. Diller each generally have a right of first refusal with respect to certain transfers by the other party and tag-along sale rights on certain sales of USA Networks stock by the transferring stockholder and in the event Universal transfers a substantial amount of its USA Networks stock. We, Universal and Mr. Diller are each entitled to registration rights relating to our respective USA Networks securities and have agreed to certain put and call arrangements, pursuant to which one party has the right to sell (or the other party has the right to acquire) shares of USA Networks stock held by another party, at a price determined by an independent appraiser taking into account a number of agreed upon factors.

COMMUNICATIONS

         Cable television systems deliver multiple channels of television programming to subscribers who pay a monthly fee for the service. Video, audio and data signals are received over-the-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television providers in most markets are currently upgrading their cable systems to deliver new technologies, products and services to their customers. These upgraded systems allow cable operators to expand channel offerings, add new digital video services, offer high-speed data services and, where permitted, provide telephony services. The implementation of digital technology significantly enhances the quantity and quality of channel offerings, allows the cable operator to offer video-on-demand, additional pay-per-view offerings, premium services and incremental niche programming. Upgraded systems also enable cable networks to transmit data and gain access to the Internet at significantly faster speeds, up to 100 times faster, than data can be transmitted over conventional dial-up connections. Lastly, cable providers have been developing the capability to provide telephony services to residential and commercial users at rates well below those offered by incumbent telephone providers. Each of these businesses represents a significant opportunity for cable providers to increase their revenue and operating cash flow from the traditional pay television services currently offered today.

         Telephony providers offer local, long distance, switched services, private line and advanced networking features to customers who pay a monthly fee for the service, generally based upon usage. Wireless telecommunications networks use a variety of radio frequencies to transmit voice and data in place of, or in addition to, standard landline telephone networks. Wireless telecommunications technologies include two-way radio applications, such as cellular, personal communications services, specialized mobile radio and enhanced specialized mobile radio networks, and one-way radio applications, such as paging services. Each application operates within a distinct radio frequency block. As a result of advances in digital technology, digital-based wireless system operators are able to offer enhanced services, such as integrated voicemail, enhanced custom-calling and short-messaging, high-speed data transmissions to and from computers, advanced paging services, facsimile services and Internet access service. Wireless subscribers generally are charged for service activation, monthly access, air time, long distance calls and custom-calling features. Wireless system operators pay fees to local exchange companies for access to their networks and toll charges based upon standard or negotiated rates. When wireless operators provide service to roamers from other systems, they generally charge roamer air time usage rates, which usually are higher than standard air time usage rates for their own subscribers, and additionally may charge daily access fees.

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

         At December 31, 2000, 100% of Liberty Cablevision of Puerto Rico's network had been rebuilt utilizing 550 MHz bandwidth capacity. At December 31, 2000, Liberty Cablevision of Puerto Rico operated from three headends, and provided subscribers with 68 analog channels. In some service areas, Liberty Cablevision of Puerto Rico began offering 137 digital channels at December 31, 2000.

         A significant portion of Liberty Cablevision of Puerto Rico's cable network consists of fiber-optic and coaxial cable. This infrastructure allows Liberty Cablevision of Puerto Rico to offer enhanced entertainment information and telecommunications services and, when and to the extent permitted by law, cable telephony services. Liberty Cablevision of Puerto Rico currently offers its subscribers pay-per-view events, digital cable and premium movies. As it introduces new revenue generating products and services, such as interactive services, Liberty Cablevision of Puerto Rico expects to market aggressively those products and services to its subscribers in areas with sufficient bandwidth capacity. Liberty Cablevision of Puerto Rico expects to begin offering high speed data transmission services and Internet access using high speed cable modems to its subscribers during the first half of 2001.

         SPRINT PCS GROUP

         Sprint Corporation operates a 100% digital PCS wireless network in the United States with licenses to provide service nationwide using a single frequency band and a single technology. Sprint, together with affiliates, owns licenses to serve the entire United States population, including Puerto Rico and the U.S. Virgin Islands. At December 31, 2000, Sprint, together with certain affiliates, operated PCS systems in the majority of the metropolitan areas in the U.S. Sprint attributes this business and its assets to Sprint's "Sprint PCS Group." The Sprint PCS stock is a tracking stock intended to reflect the performance of the Sprint PCS Group. The Sprint PCS Group common stock -- Series 1 trades on the NYSE under the symbol "PCS."

         Ownership Interest. We own approximately 21% (on a fully diluted basis) of the Sprint PCS Group stock through our ownership of shares of Sprint PCS Group common stock -- Series 2 (which have limited voting rights) and warrants and shares of convertible preferred stock exercisable for or convertible into these shares.

         Our interest in the business that makes up the Sprint PCS Group began in 1994 when TCI, Comcast Corporation, Cox Communications, Inc. and Sprint Corporation determined to engage in the wireless communications business through a series of limited partnerships known collectively as "Sprint PCS." In November 1998, Sprint Corporation assumed ownership and management control of Sprint PCS and issued a new class of Sprint stock, the "Sprint PCS Common Stock," which was issued in three series, to track the performance of Sprint's combined wireless operations. In exchange for its approximate 30% limited partnership interest in Sprint PCS, TCI received shares of Sprint PCS Group common stock -- Series 2, shares of Sprint PCS Group preferred stock and warrants to purchase shares of Sprint PCS Group common stock -- Series 2.

         Pursuant to a final judgment agreed to by TCI, AT&T and the United States Department of Justice in connection with the TCI merger, all of the Sprint PCS Group securities held by TCI were deposited in a trust with an independent trustee, pursuant to a trust agreement approved by the Department of Justice and the FCC. We hold trust certificates evidencing our beneficial interest in the assets of the trust. The final judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS Group securities held by the trust sufficient to cause us to own beneficially no more than 10% of the Sprint PCS Group stock that would be outstanding on a fully diluted basis on such date. On or before May 23, 2004, the trustee is required to divest the remainder of the Sprint PCS Group securities held by the trust.

         The trust agreement grants the trustee the sole right to sell the Sprint PCS Group securities beneficially owned by us and provides that all decisions regarding such divestiture will be made by the trustee. The trustee is required to consult with our board of directors (other than AT&T representatives and John C. Malone) regarding such divestiture and is required, to accomplish such divestiture only in a manner reasonably calculated to maximize the value of the Sprint PCS Group securities beneficially owned by us.

         The trust agreement provides for the trustee to vote the Sprint PCS Group securities beneficially owned by us in the same proportion as other holders of Sprint PCS Group stock so long as such securities are held by the trust. The final judgment also prohibits our acquisition of additional Sprint PCS Group securities without the prior written consent of the Department of Justice, subject to limited exceptions.

         Terms of Ownership. We were granted registration rights with respect to our Sprint PCS Group holdings. These registration rights are currently exercisable by the trustee. If our shares of Sprint PCS Group common stock -Series 2 are transferred, the transferred shares become shares of full voting Sprint PCS Group common stock -- Series 1.

         TELEWEST COMMUNICATIONS PLC

         Telewest is a leading provider of cable television and residential and business cable telephony services in the United Kingdom. Telewest provides cable television services over a broadband network and uses its network, together with twisted-pair copper wire connections for final delivery to the customer premises, to provide telephony services to its customers. The broadband network enables Telewest to deliver a wide variety of both television and telephony services to its customers and to provide customers with a wide range of interactive and integrated entertainment, telecommunications and information services as they become more widely available in the future. Telewest has installed its own telephone switches, which permits it to minimize fees otherwise charged by public telephone companies and to offer a variety of value-added services without relying on public telephone operators for implementation. Telewest also offers home access to the Internet in all of its franchises. Telewest's ordinary shares trade on the London Stock Exchange under the symbol "TWT," and are represented by ADRs in the United States, where they trade on the Nasdaq National Market under the symbol "TWSTY."

         Telewest owns and operates 41 cable franchises and has a minority equity interest in an affiliated company which owns and operates four affiliated franchises. At December 31, 2000, these owned and operated and affiliated franchises covered approximately 34% of the homes in the United Kingdom in areas for which cable franchises have been awarded. At that date, these franchises together included approximately 6.1 million homes and over 400,000 businesses. At December 31, 2000, the network in these franchises passed approximately 4.7 million homes (approximately 4.5 million of which had been passed and marketed) and Telewest had approximately 1.2 million cable television customers, 1.6 million residential telephone lines and 333,000 business telephone lines. According to Telewest, approximately 65% of its customers subscribe for both cable television and cable telephony services.

         In April 2000, Telewest acquired Flextech at a purchase price of approximately L2.76 billion. As a result, each share of Flextech was exchanged for 3.78 new Telewest shares. Prior to the acquisition, we owned approximately a 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, the business of Flextech described under " -- Programming -- Business Affiliates -- Flextech Limited" above has become part of Telewest's business.

         Ownership Interest. As a result of Telewest's recent acquisition of Flextech, we now own approximately a 24.6% interest in Telewest. Our involvement with Telewest developed out of investments in the cable business made by TCI in the United Kingdom beginning in 1986. In April 1992, U S WEST, Inc. and TCI contributed substantially all of their respective U.K. cable interests to a joint venture in which each held a 50% interest. TCI and U S WEST combined substantially all of their respective U.K. cable interests in an effort to obtain cost and other efficiencies inherent in a larger network, as well as to gain greater access to the capital markets. The combination also permitted TCI to gain the benefits of U S WEST's telephony experience, and U S WEST to gain the benefits of TCI's cable television experience. Telewest was formed in anticipation of its initial public offering (which was effected in November
1994) to acquire the assets of the TCI/U S WEST joint venture. Subsequent to Telewest's initial public offering, TCI contributed its interests in Telewest to Liberty Media International, and Liberty Media International and U S WEST contributed all of their respective equity ownership interests in Telewest to a limited liability company previously owned 50% by us and 50% by MediaOne Group, Inc. and currently owned exclusively by us. In June 1998, MediaOne separated from U S WEST and, in connection with that transaction, succeeded to all of U S WEST's rights and obligations relating to its Telewest investment.

         On July 7, 2000, in connection with AT&T's acquisition of MediaOne, Microsoft Corporation purchased substantially all of MediaOne's interest in Telewest through a tax-free exchange of Microsoft shares. As a result, Microsoft succeeded to substantially all of MediaOne's rights and obligations in Telewest, and Microsoft now owns approximately a 23.6% interest in Telewest.

         Terms of Ownership. We and Microsoft have been granted preemptive rights on specified share issuances by Telewest. We and Microsoft have agreements with respect to our respective interests in Telewest and the manner in which we and Microsoft will cause our respective designees to the Telewest board of directors to vote. In general, we and Microsoft have agreed, on any matter requiring stockholder approval, to vote our Telewest shares together in such manner as we may agree. As a result, we and Microsoft together generally will be able to influence materially the outcome of any matter requiring stockholder approval, provided that we and Microsoft are not disqualified from voting on a particular matter due to conflicts of interest. In addition, we and Microsoft each have veto rights with respect to certain fundamental matters affecting Telewest for so long as each holds 15% or more of the outstanding Telewest ordinary shares. However, in response to regulatory concerns, Microsoft has agreed not to exercise its veto right with respect to the appointment of Telewest's independent directors or chief executive officer. Further, for so long as we and Microsoft each beneficially owns at least 15% of the outstanding Telewest ordinary shares, each is entitled to appoint three members to the 16-member Telewest board of directors. We and Microsoft have agreed that on any matter requiring board approval, we and Microsoft will cause our respective designated directors to vote together as we and Microsoft agree. However, also in response to regulatory concerns, Microsoft has agreed that its board representatives will vote in accordance with the recommendations of Telewest's independent directors unless those recommendations conflict with our views, in which case Microsoft will cause its board representatives to vote in the same manner as our board representatives, in compliance with our agreement with Microsoft.

         We and Microsoft have agreed that any proposed transfer of our respective Telewest shares will be subject to rights of first refusal in favor of the other party, in each case subject to certain exceptions. In addition, we and Microsoft have the right to trigger a put/call procedure in the event the other is deemed to undergo a change of control. For so long as MediaOne retains any interest in Telewest, that interest will be subject to substantially similar terms as those described with respect to Microsoft and our company in this paragraph.

         Telewest has agreed to certain restrictions on its ability to engage in businesses in the United Kingdom outside of cable television, cable telephony and wireless telephony.

         JUPITER TELECOMMUNICATIONS CO., LTD.

         Jupiter is a leading broadband provider of integrated entertainment, information and communication services in Japan. Jupiter is currently the largest provider of cable television services in Japan based upon the number of customers served. On September 1, 2000, Jupiter acquired Titus Communications Corporation, a major broadband provider of cable television, telephony and high-speed Internet access services in Japan. Titus primarily serves customers in areas geographically contiguous with some of Jupiter's managed franchises.

         Jupiter operates its broadband networks through 20 individually operated cable franchises, most of which are located in some of the most populated urban regions of Japan. It is the largest shareholder in each of these franchises. Nineteen of these franchises are organized in three large regional clusters, one of which includes its managed franchises in and around Tokyo, the second of which includes its managed franchises in and around Osaka and Kobe and the third of which includes its managed franchises in and around Fukuoka and Kitakyushu. As of December 31, 2000, Jupiter's franchise areas covered 6.3 million homes; its broadband networks passed 4.8 million homes; and it served over 816,000 cable television customers, 73,000 telephony customers and 141,000 high-speed Internet access customers.

         In addition to its managed franchises, Jupiter owns non-controlling equity interests of between 7% and 20% in three cable franchises that are operated and managed by third-party franchise operators. As of December 31, 2000, the non-managed investments had 942,000 homes within their franchise areas, of which 665,000 homes were passed by their broadband networks, and they served 95,000 cable television and 16,000 high-speed Internet customers.

         Jupiter owns a 35.7% interest in @Home Japan Co., Limited, a joint venture with Sumitomo and At Home Corporation. Jupiter also owns a 26% interest in Kansai Multimedia Services, a provider of high-speed Internet access for cable system operators in the Kansai region of Japan. In association with these joint ventures, Jupiter offers high-speed Internet access in all of it's managed franchises.

         Ownership Interest. Jupiter was founded in 1995 as a 60%-40% joint venture between Sumitomo and Liberty Media International. In May 2000, Liberty Media International purchased an additional 10% interest in Jupiter from Sumitomo, resulting in a 50%-50% joint venture. As a result of the merger with Titus, Liberty's ownership is currently 35% of the combined entity. Sumitomo owns 35%, and Microsoft owns approximately 24% with the remaining 6% owned by three other shareholders.

         Terms of Ownership. Sumitomo, Liberty and Microsoft have agreed that each of them shall be permitted to sell its interest in Jupiter to a third party only if it sells all of its shares in the company and the shares are first offered to the others on the same terms as those agreed with the third party.

         LIBERTY SATELLITE & TECHNOLOGY, INC.

         Liberty Satellite & Technology, Inc. was formed in 1996 under the name, "TCI Satellite Entertainment, Inc." Since that time, LSAT has undergone a number of significant changes in its business. LSAT was formed in November 1996 as a subsidiary of TCI to own and operate TCI's interest in the digital satellite business. In December 1996, TCI spun off LSAT by means of a stock dividend to the holders of the then outstanding TCI Group tracking stock. From December 1996 until March 1998, LSAT marketed and distributed PRIMESTAR's medium power digital satellite television services under the brand names "PRIMESTAR By TCI" and "PRIMESTAR By TSAT" and owned an aggregate approximately 21% partnership interest in PRIMESTAR Partners L.P. (now known as Phoenixstar Partners L.P.).

         In a series of transactions beginning in March 1998, LSAT received
1.407 million shares of General Motors Class H common stock for the sale of its interest in PRIMESTAR and certain other satellite businesses to General Motors. As a result of these transactions, LSAT is no longer engaged in the direct-to-home satellite television business.

         During the second half of 1999 and calendar year 2000, LSAT was engaged, through an 80% subsidiary, in research and development activities relating to emerging technologies in the satellite and video distribution areas. Effective February 1, 2000, LSAT entered into a Management Agreement with Phoenixstar pursuant to which LSAT is managing Phoenixstar's affairs in exchange for a monthly management fee of $45,000.

         Concurrent with our March 2000 investment in LSAT described below, we formed a new joint venture with LSAT to hold and manage interests in entities engaged globally in the distribution of internet data and other content via satellite and related businesses. We contributed interests in XM Satellite Radio Holdings Inc., Wildblue Communications, Inc., LSAT Astro LLC and the Sky Latin America satellite businesses in exchange for an approximately 89% ownership interest in the joint venture. LSAT contributed its interest in JATO Communications Corp. and General Motors Class H common stock in exchange for an approximately 11% ownership interest in the joint venture. LSAT will manage the business and affairs of the venture, which has been named Liberty Satellite, LLC. In a related transaction, LSAT paid us $60 million in the form of an unsecured promissory note in exchange for an approximately 14% managing ownership interest in LSAT Astro LLC, a limited liability company that owns an approximately 32% interest in ASTROLINK International LLC. The remaining 86% of LSAT Astro LLC was contributed by us to Liberty Satellite, LLC, as indicated above.

         LSAT currently intends to leverage its capital position and interests in joint ventures it forms with us to pursue strategic opportunities worldwide in the distribution of internet data and other content via satellite and related businesses and is actively seeking to develop or acquire one or more operating businesses related to, or complementary with, that strategy. LSAT's common stock is quoted on the over-the-counter bulletin board under the symbols "LSATA" and "LSATB."

         Terms of Ownership. On March 16, 2000, we completed a transaction with LSAT in which we purchased shares of LSAT's Series A 12% Cumulative Preferred Stock with a liquidation value of $150 million and shares of LSAT's Series B 8% Cumulative Convertible Voting Preferred Stock with a liquidation value of $150 million in exchange for our economic interest in 5,084,745 shares of Sprint PCS Group stock, valued at approximately $300 million as of March 14, 2000. This preferred stock is senior to all other classes and series of capital stock of LSAT. The Series A preferred stock does not have voting rights and is not convertible into common stock. The holders of the Series B preferred stock have voting rights representing, in the aggregate, approximately 85% of the total voting power of LSAT and vote together with the holders of all other classes or series of voting stock of LSAT, except as required by law. In addition, the Series B preferred stock is convertible at the option of the holder into shares of Series B common stock at a conversion price of $8.84 per share of Series B common stock, subject to adjustments as described in the Certificate of Designation for the Series B preferred stock.

INTERNET SERVICES AND TECHNOLOGY

         The Internet has emerged as a significant global communications and commerce medium, enabling millions of people worldwide to share information, create communities among individuals with similar interests and conduct business electronically. In addition to its emergence as a significant global communications medium, the Internet has features and functions that are unavailable in traditional media, which enable online merchants to communicate effectively with customers and advertisers to target users with specific needs and interests. As a result, the Internet has emerged as an attractive medium for advertising and electronic commerce.

         LIBERTY DIGITAL, INC.

         Liberty Digital, Inc. (formerly known as TCI Music, Inc.) is a diversified new media company focused on the development of interactive television programming with interests in interactive television technology, E-commerce and content businesses, including OpenTV, Inc., move.com, BET.com, MTV Online, Replay TV, Inc., TiVO Inc. and rights to provide interactive networks to AT&T's cable systems. Liberty Digital also delivers music services to commercial and residential customers via cable, satellite, the Internet and other platforms through its subsidiary, DMX, Inc. Liberty Digital's Series A common stock trades on the Nasdaq National Market under the symbol "LDIG."

         Ownership Interest. We hold approximately an 84% interest in Liberty Digital, and another member of Liberty Media Group, not owned by us, holds approximately an additional 8% interest in Liberty Digital.

         Our interest in Liberty Digital began in 1997 when TCI Music was formed as a wholly owned subsidiary of TCI for the purpose of entering into a business combination with DMX, LLC. DMX currently programs, markets and distributes the premium digital audio music service known as Digital Music Express, to more than 29 million subscribers in the United States. In December of 1997, TCI Music acquired The Box Worldwide, Inc., which programs and distributes an interactive music video television programming service to cable and broadcast television systems via satellite delivery, and SonicNet, Inc., a leading Internet music network consisting of a group of music web sites. TCI Music acquired The Box to serve as the platform for music video and acquired SonicNet to provide music-related content to DMX and The Box and to position itself to take advantage of developments in music distribution through the Internet.

         In July 1999, TCI Music entered into a joint venture with MTV Networks, a division of Viacom, Inc., to form and operate an online music venture, MTVN Online L.P. As part of that transaction, TCI Music contributed to MTVN Online substantially all of the assets and business of The Box and SonicNet, subject to certain exceptions. In return, TCI Music received a 10% interest in MTVN Online. In connection with this transaction, we and TCI Music each agreed not to compete with MTVN Online in its online music video business until July 15, 2002 or in the music video business generally until July 15, 2004, subject to certain exceptions.

         In September 1999, we and TCI Music completed a transaction pursuant to which we and certain of our affiliates contributed to TCI Music substantially all of our respective Internet content and interactive television programming assets, certain rights with respect to access to AT&T cable systems for the provision of interactive video services, and a combination of cash and notes receivable equal to $150 million, in exchange for preferred and common stock of TCI Music. Following this transaction, TCI Music changed its name to Liberty Digital, Inc. In addition, we adopted a policy that Liberty Digital would be our primary (but not exclusive) vehicle to pursue corporate opportunities relating to interactive programming and content related services in the United States and Canada.

         On February 23, 2001, Liberty Digital, through its wholly owned subsidiary LDIG Gamenet, Inc., acquired a 50% interest in the Game Show Network, LLC from subsidiaries of Sony Pictures Entertainment Inc. for $125 million in cash, plus (1) delivery of a promissory note made by LDIG Gamenet and us in the principal amount of $100 million, (2) delivery of an aggregate of 2,184,433 million shares of Liberty Digital Series A common stock, of which (x) 1,491,598 shares were delivered in payment of $50 million of the aggregate purchase price and (y) 692,835 shares were issued to LDIG Gamenet and delivered by it to subsidiaries of Sony Pictures Entertainment in prepayment in full of the interest payable under the promissory note.

         As consideration to us for becoming an obligor on the promissory note described above, Liberty Digital transferred to us 888,517 shares of the common stock of Internet Pictures Corporation, one of its portfolio investments. In connection with the issuance of the promissory note, we, Liberty Digital and LDIG Gamenet entered into an agreement which provides, among other things, that to the extent we are required to pay any amount under the promissory note, LDIG Gamenet will be required to transfer a portion of its interests in the Game Show Network to us in consideration of our making such payment. The amount of the interests in the Game Show Network to be transferred to us in such event would be equal to the greater of (x) the percentage equivalent of $100 million divided by twice the sum of $275 million and the aggregate amount of cash capital contributions made by LDIG Gamenet to the Game Show Network after February 23, 2001, and (y) the percentage equivalent of $110 million divided by the fair market value of the Game Show Network at such time (such fair market value to be determined through negotiations between us and LDIG Gamenet, or if we and LDIG Gamenet cannot reach agreement, by an investment banking or valuation firm selected by us). We and LDIG Gamenet also entered into a security agreement which secures LDIG Gamenet's obligations under the promissory note through the creation of a security interest in the interests held by LDIG Gamenet in the Game Show Network.

         We also loaned an aggregate of $12.5 million to Liberty Digital at the time of the closing of the Game Show Network transaction. A portion of this amount was used to fund the purchase price for the interest in the Game Show Network and the remainder of this amount is to be used to fund the operations of Liberty Digital's business. This loan was evidenced by a promissory note of Liberty Digital issued on February 23, 2001. We are entitled to demand repayment of the promissory note on or after August 22, 2001. The promissory note is unsecured, bears interest at the rate of 10% per annum, and contains other customary provisions for a promissory note of this type. The promissory note may be prepaid without penalty at any time and Liberty Digital has agreed to apply the proceeds of certain asset sales, if any, to prepay such note.

         LIBERTY LIVEWIRE CORPORATION

         Liberty Livewire Corporation provides a wide range of services to clients in the feature film, television and advertising industries worldwide. Service offerings include traditional audio and video post-production, transmission and distribution services via satellite and fiber, Internet library services and Internet hosting. Liberty Livewire also provides interactive television services under the brand name HyperTV(R) with Liberty Livewire. Liberty Livewire has locations in Los Angeles, New York, Atlanta, London, San Francisco, Singapore, and Barcelona.

         Liberty Livewire's sound services include music recording, sound editing, and the mixing of dialogue, music and sound effects; video services include film-to-video transfer, visual effects and graphics, videotape editing, and mastering and duplication of videotape and DVD formats. Liberty Livewire and its employees have won 12 Academy Awards(R) for Best Sound and eight Oscars(R) for technical achievement.

         On July 25, 2000, Liberty Livewire acquired privately held Triumph Communications Group for .7 million shares of Liberty Livewire Class A common stock and $5.7 million in cash.

         On February 1, 2001, Liberty Livewire acquired Group W Network Services' program channel origination, studio production, post-production, graphics and satellite transmission services business for approximately $95 million in cash, plus approximately $21.5 million in assumed liabilities and obligations. Liberty Livewire borrowed approximately $95.8 million from us in order to finance this acquisition, through the issuance of a convertible promissory note in the aggregate original principal amount of $82 million under the First Amended and Restated Credit Agreement described below, and two additional non-convertible notes in the aggregate original principal amounts of $9.4 million and $4.4 million, respectively.

         Liberty Livewire Class A common stock trades on the Nasdaq National Market under the symbol "LWIRA."

         Terms of Ownership. We own approximately 31.3 million shares of Liberty Livewire Class B common stock, representing an 85% equity interest and a 98% voting interest in Liberty Livewire, on a fully diluted basis. In addition, we have made loans to Liberty Livewire under a First Amended and Restated Credit Agreement between our company and Liberty Livewire, dated as of December 22, 2000, in connection with certain of Liberty Livewire's recent acquisitions. Liberty Livewire executed and delivered two convertible promissory notes evidencing these loans on January 26, 2001 and February 1, 2001, in the aggregate original principal amounts of approximately $92.5 million and $82 million, respectively. The notes are convertible into shares of Liberty Livewire Class B common stock at a conversion price of $10.00 per share, at any time, until June 30, 2008, which is the maturity date of the notes. Liberty Livewire may borrow up to $34 million in additional convertible loans under the First Amended and Restated Credit Agreement for other purposes allowed under the terms of that agreement. Each share of Liberty Livewire Class B common stock is convertible into one share of Liberty Livewire Class A common stock.

         We acquired our interest in Liberty Livewire through the following transactions:

    - On April 10, 2000, we acquired all of the outstanding common stock of Four Media Company in exchange for $123 million in cash, 6.4 million shares of AT&T Class A Liberty Media Group tracking stock and a warrant to purchase 0.7 million shares of AT&T Class A Liberty Media Group tracking stock.

    - On June 9, 2000, we acquired a controlling interest in The Todd-AO Corporation, consisting of 6.5 million shares of Class B common stock of Todd-AO, representing 60% of the equity and approximately 94% of the voting power of Todd-AO, in exchange of 5.4 million shares of AT&T Class A Liberty Media Group tracking stock. The stock of Four Media was then contributed to Todd-AO in exchange for 16.6 million Todd-A Class B shares. Concurrently, Todd-AO changed its name to Liberty Livewire Corporation.

    - On July 19, 2000, we acquired 100% of SounDelux Entertainment Group's post-production and sound related businesses for $90 million in cash. We contributed our interest in these assets to Liberty Livewire for 8.2 million additional shares of Liberty Livewire Class B common stock.

    - On December 22, 2000, we acquired all the outstanding capital stock of Video Services Corporation in exchange for $38 million in cash and 1.4 million shares of AT&T Class A Liberty Media Group tracking stock. We subsequently contributed 100% of the capital stock of Video Services Corporation to Liberty Livewire in exchange for a convertible promissory note in the original principal amount of approximately $92.5 million, issued pursuant to the First Amended and Restated Credit Agreement described above. Video Services Corporation provides satellite, distribution and production services to the motion picture, television, and advertising industries.

         ON COMMAND CORPORATION

         In connection with our acquisition of Ascent Entertainment Group, Inc., we acquired an approximate 56% ownership interest in On Command Corporation, a leading provider of in-room interactive entertainment, Internet access, business information and guest services for the lodging industry. On Command's common stock trades on the Nasdaq National Market under the symbol "ONCO."

         MOTOROLA, INC. (SUCCESSOR TO GENERAL INSTRUMENT CORPORATION)

         Our interest in Motorola, Inc. derives from our former interest in General Instrument Corporation. GI merged with Motorola on January 5, 2000. Prior to its merger with Motorola, GI was a leading worldwide provider of integrated and interactive broadband access solutions which, with its strategic partners and customers, sought to advance the convergence of the Internet, telecommunications and video entertainment industries. To that end, GI made products that allow video, voice and data to be delivered over cable, digital satellite and telephony networks. GI was a leading supplier of digital and analog set-top terminals and systems for wired and wireless cable television networks, as well as hybrid fiber/coaxial network transmission systems used by cable television operators. GI also provided digital satellite television systems for programmers, direct-to-home satellite networks and private networks for business communications. Through its limited partnership interest in Next Level Communications L.P., GI provided next-generation broadband access solutions for local telephone companies. GI also had audio and Internet/data-delivery systems among its product lines.

         In the Motorola merger, each share of GI common stock was exchanged for
0.575 shares of Motorola common stock. In connection with the merger, we entered into an agreement with Motorola, pursuant to which we agreed to vote our shares of GI common stock in favor of the transaction and Motorola granted to us certain registration rights with respect to the shares of Motorola common stock acquired by us in the merger. Immediately following the merger, GI stockholders owned approximately 17% of Motorola.

         Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions. These include:

    - software-enhanced wireless telephone, two-way radio, messaging and satellite communications products and systems, as well as networking and Internet access products, for consumers, network operators, and commercial, government and industrial customers;

    - embedded semiconductor solutions for customers in networking, transportation, wireless communications and imaging and entertainment markets; and

    - embedded electronic systems for automotive, communications, imaging, manufacturing systems, computer and consumer markets.

Motorola's common stock trades on the NYSE under the symbol "MOT."

         Ownership Interest. We currently hold a 4% interest in Motorola, including vested warrants to purchase approximately 28.3 million shares of Motorola common stock.

         Our relationship with GI began in December 1997 when National Digital Television Center, Inc., a wholly owned subsidiary of TCI, entered into an agreement with GI to purchase advanced digital set-top terminals. In connection with NDTC's purchase commitment, GI granted the warrants specified above. In July 1998, TCI acquired 21.4 million restricted shares of GI common stock in exchange for:

    -   certain of the assets of NDTC's set-top authorization business;

    -   the license of certain related software to GI;

    -   a $50 million promissory note from TCI to GI; and

    -   a nine year revenue guarantee from TCI in favor of GI.

In connection with the AT&T merger, the shares of GI common stock and the note payable were contributed to us. In April 1999, we acquired an additional 10 million shares of GI from Forstmann Little & Co. for $280 million. This purchase increased our ownership in GI to approximately 18% and made us the largest stockholder of GI.

         ANTEC CORPORATION

         We also hold an approximately 18% interest in Antec Corporation, an international communications technology company specializing in the design and engineering of hybrid fiber/coaxial broadband networks and the development and distribution of products for these broadband networks. Antec provides its customers, primarily cable system operators, with products and services that enable reliable, high-speed, two-way broadband transmission of video, telephony, and data. In addition, Antec has developed a full line of technologically advanced fiber optic products to capitalize on current and future upgrades of cable systems employing hybrid fiber/coaxial technology capable of providing state-of-the-art video, voice and data services. Antec's common stock trades on the Nasdaq National Market under the symbol "ANTC."

REGULATORY MATTERS

         DOMESTIC PROGRAMMING

         In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television companies are currently subject to federal rate regulation on the provision of basic service, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

         Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 has extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of such complaints, among other things.

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

         Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority-controlled programming services. The regulations also grandfather existing carriage arrangements that exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services. However, on March 2, 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, reversed the FCC's decision and remanded the rule to the FCC for further consideration. These rules, if readopted by the FCC upon remand with record support, may limit carriage of the programming companies in which we have interests on certain systems of affiliated cable operators. In the same rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

         In its March 2 decision, the Court of Appeals also reversed the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems in which a multiple system operator can have an attributable ownership interest.

         The FCC's rules also generally prohibit common ownership of a cable system and broadcast television stations or multichannel multi-point distribution systems (MMDS) with overlapping service areas. In August 1999, the FCC revised the attribution standards, which are used to implement these ownership rules, and adopted new attribution standards based upon a combination of equity, debt and other indicia of influence. On December 14, 2000, the FCC adopted further revised attribution standards. The new attribution criteria could limit our ability to engage in certain transactions involving broadcast stations and MMDS systems. The ownership attribution standards used to enforce other rules, including the horizontal cable system ownership, channel occupancy limits, program access and program carriage rules, also were revised in October 1999. The Court of Appeals reversed these revised standards, in part, in its March 2 decision.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. On January 18, 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop cable programming services, which may have an adverse impact on the programming companies in which we have interests.

         Closed Captioning and Video Description Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to ten year phase-in period with only limited exemptions. As a result, the programming companies in which we have interests are expected to incur significant additional costs for closed captioning. In July 2000, the FCC also adopted rules requiring certain broadcasters and the largest national video programming services to begin to provide audio descriptions of visual events for the visually impaired on the secondary audio program.

         Copyright Regulation. Satellite carriers, such as Gemstar-TV Guide's UVTV division, retransmit the broadcast signals of "superstations," such as KWGN and WGN, and of network stations to home satellite dish owners for private home viewing under statutory license pursuant to the Satellite Home Viewer Act of 1994 (the SHV Act). The Intellectual Property and Communications Omnibus Reform Act of 1999 (IPCORA), enacted into law in November 1999, extends the SHV Act license until December 31, 2004. Under the SHV Act, satellite carriers previously paid a monthly fee of 27 cents per subscriber for the secondary transmission of distant superstations and distant network stations. However, IPCORA has decreased the royalty fee for distant superstations by 30% and distant network stations by 45%. To the extent that satellite carriers transmit superstation or network station signals to cable operators, such cable operators pay the copyright fee under the separate compulsory license. Satellite carriers may only distribute the signals of network broadcast stations, as distinguished from superstations, to "unserved households" that are outside the Grade B contours of a station affiliated with such network. In October 2000, the FCC adopted rules that subject superstations and distant network stations delivered by satellite directly to dish owners to new program exclusivity rules (similar to those imposed on cable operators), including syndicated exclusivity, network non-duplication and sports blackout rules. The FCC also adopted rules in May 2000 establishing signal strength measurement and subscriber eligibility standards. The statute provides a copyright liability moratorium for all satellite carriers distributing distant network signals to existing (as of October 31, 1999) and recently terminated (after July 1, 1998) subscribers who are within Grade B contours of local network affiliates. Moreover, the entire C-band satellite industry is exempt from all restrictions on delivering distant network signals to subscribers who received C-band service before October 31, 1999. IPCORA and rulemakings, exemptions, and regulatory requirements adopted under it will substantially impact the C-band and DBS industry, potentially affecting the economics of uplinking and distributing distant network stations and superstations to dish owners. A subsidiary of Gemstar-TV Guide entered into an agreement with the National Association of Broadcasters, the ABC, CBS, FOX and NBC networks, their affiliate associations, and several hundred broadcast stations to identify by zip code those geographic areas which are "unserved" by network affiliated stations in May 1998. With the passage of IPCORA, that subsidiary opted to discontinue that agreement, and the parties resolved their dispute over such termination in June 2000.

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

         Proposed Changes in Regulation. The regulation of programming services, cable television systems, satellite carriers and television stations is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

         DOMESTIC TELEPHONY AND SATELLITE SYSTEMS

         The FCC regulates the licensing, construction, operation, acquisition, resale and interconnection arrangements of domestic wireless telecommunications systems. The activities of wireless service providers, such as the Sprint PCS Group of Sprint Corporation, are subject to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory agencies as well. The FCC, in conjunction with the U.S. Federal Aviation Administration, also regulates tower marking and lighting, and FCC environmental rules may cause certain PCS network facilities to become subject to regulation under the National Environmental Policy Act and the National Historic Preservation Act.

         We also hold interests in various entities that provide domestic interstate and intrastate telephony services, including competitive local exchange, exchange access and interexchange services. Interstate telephone services are regulated at the federal level pursuant to the Communications Act and the rules of the FCC. Intrastate telephone services are regulated to varying degrees by the public utility commissions of the respective states.

         INTERNATIONAL CABLE, TELEPHONY AND PROGRAMMING

         Some of the foreign countries in which we have, or propose to make, an investment regulate, in varying degrees, (1) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers, as well as the acquisition of, and foreign investments in, such operators and service providers, and (2) the distribution and content of programming and Internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and Internet services, among others. Regulations or laws that exist at the time we make an investment in a foreign subsidiary or business affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by our subsidiaries and business affiliates will not occur in the future. Regulation can take the form of price controls, service requirements and programming and other content restrictions, among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances we may be adversely affected by an overbuild by one or more competing cable operators. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and, hence, the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries.

         INTERNET SERVICES

         The Internet companies in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three year moratorium on new state and local taxes on Internet access and commerce, and, under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. For example, the Internet Tax Freedom Act expires in 2001, but Congress may extend this moratorium in some form. Other Internet-related laws and regulations may cover issues such as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The adoption of such laws or regulations in the future may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

         BROADCASTERS

         We also have nonattributable minority ownership interests in group owners of broadcast television and radio stations. The FCC extensively regulates the ownership and operation of such stations through a variety of rules. Among other things, FCC regulations: (1) limit the number of television stations in which a person or entity may hold an attributable interest both locally and nationally; (2) limit the common ownership of television stations and radio stations in a particular market; and (3) prohibit the common ownership of a broadcast station and a daily newspaper published in or a cable system operating in a community over which that station places a broadcast signal of certain strength.

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

         Internet Services and Technology. The markets for Internet services, online content and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Internet companies and web sites competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify in the future. The Internet companies and web sites in which we have interests compete, directly and indirectly, for members, visitors, advertisers, content providers and merchandise sales with many categories of companies, including:

    - other Internet companies and web sites targeted to the respective audiences of the Internet companies and web sites in which we have interests;

    - publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to the respective audiences of the Internet companies and web sites in which we have interests, many of which have made, or may in the future make, significant acquisitions of or investments in Internet companies and/or have established, or may in the future establish, web sites;

    - general purpose consumer online services such as America Online and Microsoft Network, each of which provides access to content and services targeted to the respective audiences of the Internet companies and web sites in which we have interests;

    - vendors of information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services; and

    -   web search and retrieval services and other high-traffic web sites.

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

EMPLOYEES

         As of December 31, 2000, we had approximately 40 employees and our consolidated subsidiaries had an aggregate of approximately 6,900 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good.


Item 2. Properties

         With the exception of our corporate offices in Englewood, Colorado (which we lease), we do not own or lease any real or personal property other than through our interests in our subsidiaries and business affiliates. Our subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). We are currently building a new corporate headquarters in Englewood, Colorado, which we expect to occupy by the end of 2001. Our management believes that our current facilities are, and our new headquarters will be, suitable and adequate for our business operations for the foreseeable future.


Item 3. Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which any of our respective properties are subject.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) There is no market for our common equity. See "Certain Relationships and Related Transactions" in Part III of this report.

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

         We believe that the sales of the following securities were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act because none of these transactions involved a public offering. We used the proceeds from the following issuances for working capital purposes.

         On June 30, 1999, we sold to Lehman Brothers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, BNY Capital Markets, Inc., Credit Lyonnais Securities, Donaldson, Lufkin & Jenrette, Morgan Stanley Dean Witter, Salomon Smith Barney, Schroder & Co. Inc. and TD Securities our 7-7/8% Senior Notes due 2009 at an aggregate offering price of $750 million (less a discount to these initial purchasers of approximately $4.9 million) and our 8-1/2% Senior Debentures due 2029 at an aggregate offering price of $500 million (less a discount to these initial purchasers of approximately $4.4 million).

         On November 16, 1999, we sold our 4% Senior Exchangeable Debentures due 2029 to Donaldson, Lufkin & Jenrette, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and Salomon Smith Barney at an aggregate offering price of approximately $868.8 million (less a discount to these initial purchasers of $15 million). Each $1,000 principal amount debenture is exchangeable, at the option of the holder, for the value of 22.9486 shares of Sprint PCS Group stock. We may pay this value in cash, with a number of shares of Sprint PCS Group stock or a combination of cash and stock, as determined in the debentures.

         On February 2, 2000, we sold to Lehman Brothers and Salomon Smith Barney Inc. our 8-1/4% Senior Debentures due 2030, at an aggregate offering price of $1 billion (less a discount to the initial purchasers of $8.8 million).

         On February 10, 2000, we sold to Salomon Smith Barney Inc. our 3-3/4% Senior Exchangeable Debentures due 2030 at an aggregate offering price of $750 million (less a discount to the initial purchaser of $15 million). On March 8, 2000, we sold to Salomon Smith Barney Inc. an additional $60 million principal amount of our 3-3/4% Senior Exchangeable Debentures due 2030 (less a discount to the initial purchaser of $1 million). Each $1,000 principal amount debenture is exchangeable, at the option of the holder, for the value of 16.7764 shares of Sprint PCS Group stock. We may pay this value in cash, with a number of shares of Sprint PCS Group stock or a combination of cash and stock, as determined in the debentures.

         On January 11, 2001, we sold to Lehman Brothers Inc. our 3-1/2% senior exchangeable debentures due 2031 at an aggregate offering price of $550 million (less a discount to the initial purchaser of $11 million). On January 17, 2001, we sold to Lehman Brothers Inc. an additional $50 million principal amount of our 3-1/2% senior exchangeable debentures due 2031 (less a discount to the initial purchaser of $1 million). Each $1,000 principal amount debenture is exchangeable, at the option of the holder, for the value of 36.8189 shares of Motorola common stock. We may pay this value in cash, with a number of shares of Motorola stock or a combination of cash and stock, as determined in the debentures.

         On March 8, 2001, we sold to Salomon Smith Barney Inc. our 3-1/4% senior exchangeable debentures due 2031 at an aggregate offering price of approximately $817.7 million (less a discount to the initial purchaser of approximately $16.7 million). Each $1,000 principal amount debenture is exchangeable, at the option of the holder, for the value of 18.5666 shares of Viacom, Inc. common stock. We may pay this value in cash, with a number of shares of Viacom stock or a combination of cash and stock, as determined in the debentures.

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

                                                        New Liberty                          Old Liberty
                                                 -------------------------     ----------------------------------------
                                                        December 31,                        December 31,
                                                 -------------------------     ----------------------------------------
                                                    2000           1999           1998           1997           1996
                                                 ----------     ----------     ----------     ----------     ----------
                                                                       amounts in millions
Summary Balance Sheet Data:

Investment in affiliates                         $   20,379         15,922          3,079          2,359          1,519

Investments in available-for-sale securities
     and others                                  $   19,035         28,593         10,539          3,971          2,257

Total assets                                     $   54,176         58,650         15,783          7,735          6,722

Debt, including current portion                  $    6,363          3,277          2,096            785            555

Stockholder's equity                             $   34,224         38,408          9,230          4,721          4,519

                                                   New Liberty                                    Old Liberty
                                     -------------------------------------- -----------------------------------------------------
                                            Year            Ten months          Two months
                                            ended              ended              ended                   Years ended
                                        December 31,       December 31,         February 28,              December 31,
                                     -----------------  ------------------  ------------------  ---------------------------------
                                           2000               1999                1999              1998        1997       1996
                                     -----------------  ------------------  ------------------  -----------  ----------  --------
                                                                          amounts in millions
Summary Statement of
  Operations Data:

Revenue                                  $     1,526                729               235            1,359      1,225        2,208

Operating income (loss)                  $       437             (2,214)             (158)            (431)      (260)         (66)

Interest expense                         $      (399)              (134)              (25)            (104)       (40)         (53)

Share of losses of affiliates, net       $    (1,731)              (904)              (66)          (1,002)      (785)        (332)

Gains on dispositions, net               $     7,339                  4                14            2,449        406        1,558

Net earnings (loss)                      $     2,569             (1,975)              (70)             622       (470)         741


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

         Liberty's most significant consolidated subsidiaries at December 31, 2000, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at December 31, 2000 were USA Networks, Inc., Discovery Communications, Inc., Gemstar-TV Guide International, Inc. (successor to TV Guide, Inc.), QVC, Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

         Liberty also holds interests in companies that are neither consolidated subsidiaries nor affiliates accounted for using the equity method. The most significant of these include AOL Time Warner Inc. (successor to Time Warner Inc.), Sprint Corporation, The News Corporation Limited and Motorola, Inc. The investments in AOL Time Warner, Sprint Corporation, News Corporation and Motorola that Liberty holds are classified as available-for-sale securities and are carried at fair value. Unrealized holding gains and losses on these securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

         AT&T's acquisition of Tele-Communications, Inc. ("TCI") by merger on March 9, 1999, has been accounted for using the purchase method. Accordingly, Liberty's assets and liabilities have been recorded at their respective fair values resulting in a new cost basis. For financial reporting purposes the AT&T merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999, the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty." "Liberty" refers to both New Liberty and Old Liberty.

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

         General Information

         Liberty's consolidated statements of operations include information reflecting the year ended December 31, 2000 and the ten month period ended December 31, 1999 which represent the operations of New Liberty for periods subsequent to the AT&T Merger. The two month period ended February 28, 1999 and the year ended December 31, 1998 represent the operations of Old Liberty for periods prior to the AT&T Merger.

                                                         New Liberty
                                     ---------------------------------------------------
                                          Year                    Ten months
                                         ended        % of          ended         % of
                                      December 31,   total       December 31,     total
                                         2000        revenue         1999        revenue
                                     ------------    -------     ------------    -------
                                                  (dollar amounts in millions)
  Starz Encore Group

   Revenue                           $        733        100%    $        539        100%
   Operating, selling, general and
      administrative                          498         68              415         77
   Stock compensation                         163         22              283         53
   Depreciation and amortization              157         21              148         27
                                     ------------    -------     ------------    -------
      Operating (loss) income        $        (85)       (11)%   $       (307)       (57)%
                                     ============    =======     ============    =======

Liberty Livewire
   Revenue                           $        295        100%    $         --         --
   Operating, selling, general and
      administrative                          251         85               --         --
   Stock compensation                         (42)       (14)              --         --
   Depreciation and amortization               55         19               --         --
                                     ------------    -------     ------------    -------
      Operating income               $         31         10%    $         --         --
                                     ============    =======     ============    =======

On Command
   Revenue                           $        200        100     $         --         --
   Operating, selling, general and
      administrative                          151         76               --         --
   Depreciation and amortization               65         32               --         --
                                     ------------    -------     ------------    -------
      Operating loss                 $        (16)        (8)    $         --         --
                                     ============    =======     ============    -------

Other
   Revenue                           $        298         (a)    $        190         (a)
   Operating, selling, general and
      administrative                          286                         181
   Stock compensation                      (1,071)                      1,502
   Depreciation and amortization              576                         414
                                     ------------                ------------
      Operating income (loss)        $        507                $     (1,907)
                                     ============                ============
                                                       Old Liberty
                                     ------------------------------------------------
                                     Two months                   Year
                                        ended        % of         ended        % of
                                     February 28,    total     December 31,    total
                                         1999       revenue        1998       revenue
                                     ------------   -------    ------------   -------
                                              (dollar amounts in millions)
  Starz Encore Group

   Revenue                           $        101       100%   $        541       100%
   Operating, selling, general and
      administrative                           60        59             445        82
   Stock compensation                           3         3              58        11
   Depreciation and amortization                1         1               8         1
                                     ------------   -------    ------------   -------
      Operating (loss) income        $         37        37%   $         30         6%
                                     ============   =======    ============   =======

Liberty Livewire
   Revenue                           $         --        --    $         --        --
   Operating, selling, general and
      administrative                           --        --              --        --
   Stock compensation                          --        --              --        --
   Depreciation and amortization               --        --              --        --
                                     ------------   -------    ------------   -------
      Operating income               $         --        --    $         --        --
                                     ============   =======    ============   =======

On Command
   Revenue                           $         --        --    $         --        --
   Operating, selling, general and
      administrative                           --        --              --        --
   Depreciation and amortization               --        --              --        --
                                     ------------   -------    ------------   -------
      Operating loss                 $         --        --    $         --        --
                                     ============   =======    ============   =======

Other
   Revenue                           $        134        (a)    $        818       (a)
   Operating, selling, general and
      administrative                          128                        698
   Stock compensation                         180                        460
   Depreciation and amortization               21                        121
                                     ------------              ------------
      Operating income (loss)        $       (195)             $       (461)
                                     ============              ============


----------
(a)      Not meaningful.

         In order to provide a meaningful basis for comparing the years ended December 31, 2000, 1999 and 1998, the operating results of New Liberty for the ten months ended December 31, 1999 have been combined with the operating results of Old Liberty for the two months ended February 28, 1999, for purposes of the following table and discussion. Depreciation, amortization and certain other line items included in the operating results presented below are not comparable between periods as a result of the effects of purchase accounting adjustments related to the AT&T merger. The combining of predecessor and successor accounting periods is not permitted by generally accepted accounting principles.

                                                                     Combined Liberty
                                    ----------------------------------------------------------------------------------
                                       Year                         Year                         Year
                                       ended          % of          ended          % of         ended           % of
                                    December 31,      total      December 31,      total      December 31,      total
                                        2000         revenue         1999         revenue         1998         revenue
                                    ------------     -------     ------------     -------     ------------     -------
                                                               (dollar amounts in millions)
Starz Encore Group
  Revenue                           $        733         100%    $        640         100%    $        541         100%
  Operating, selling, general and
     administrative                          498          68              475          74              445          82
  Stock compensation                         163          22              286          45               58          11
  Depreciation and amortization              157          21              149          23                8           1
                                    ------------     -------     ------------     -------     ------------     -------
       Operating (loss) income      $        (85)        (11)%   $       (270)        (42)%   $         30           6%
                                    ============     =======     ============     =======     ============     =======

Liberty Livewire
  Revenue                           $        295         100%    $         --          --     $         --          --
  Operating, selling, general and
     administrative                          251          85               --          --               --
  Stock compensation                         (42)        (14)              --          --               --          --
  Depreciation and amortization               55          19               --          --               --          --
                                    ------------     -------     ------------     -------     ------------     -------
       Operating income             $         31          10%    $         --          --     $         --          --
                                    ============     =======     ============     =======     ============     =======
On Command
  Revenue                           $        200         100%    $         --          --     $         --          --
  Operating, selling, general and
     administrative                          151          76               --          --               --          --
  Depreciation and amortization               65          32               --          --               --          --
                                    ------------     -------     ------------     -------     ------------     -------
       Operating loss               $        (16)         (8)%   $         --          --     $         --          --
                                    ============     =======     ============     =======     ============     =======
Other
  Revenue                           $        298          (a)    $        324          (a)    $        818          (a)
  Operating, selling, general and
     administrative                          286                          309                          698
  Stock compensation                      (1,071)                       1,682                          460
  Depreciation and amortization              576                          435                          121
                                    ------------                 ------------                 ------------
       Operating income (loss)      $        507                 $     (2,102)                $       (461)
                                    ============                 ============                 ============

----------

(a)  Not meaningful.

         YEAR ENDED DECEMBER 31, 2000, COMPARED TO DECEMBER 31, 1999


         CONSOLIDATED SUBSIDIARIES

         Starz Encore Group. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements between Starz Encore Group and cable operators and satellite direct-to-home distributors. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with TCI. TCI cable systems subsequently acquired by AT&T in the AT&T merger operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. As a result of AT&T's acquisition of MediaOne Group, Inc. on June 15, 2000, the contracted payment amount increased by approximately 20%. After adjusting for the elimination of the former MediaOne contract, the net payment amount from the combined AT&T companies increased by approximately 10%. Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

         Revenue increased to $733 million in 2000 from $640 million in 1999. Revenue from AT&T Broadband increased 11% during 2000 compared to the same period of 1999, pursuant to the terms of the AT&T/Starz Encore Group affiliation agreement. As AT&T's acquisition of MediaOne did not close until June 2000, the increase in revenue from AT&T Broadband only reflects the 20% increase in the contracted payment required under the AT&T/Starz Encore Group affiliation agreement for six and one-half months of 2000. Under this agreement, the amount paid by AT&T Broadband does not vary with the number of subscription units from AT&T Broadband unless such variations in subscription units are due to acquisitions or dispositions of cable systems, as discussed above. This category also includes revenue from cable systems that have been contributed by AT&T to joint ventures and are subject to the AT&T/Starz Encore Group affiliation agreement. Revenue from cable affiliates other than AT&T Broadband increased 33% during 2000, compared to 1999 due to increases in subscription units for Encore and STARZ! services. MOVIEplex and Thematic Multiplex subscribers from cable affiliates other than AT&T Broadband increased by 15% and 239%, respectively, during 2000 compared to 1999, contributing to the increase in revenue. Revenue from satellite providers and other distribution technologies increased 7% during 2000, due to 17%, 26% and 51% increases in STARZ!, Encore and Thematic Multiplex subscription units, respectively. Revenue from satellite providers and other distribution technologies grew at a slower rate than subscription units due to contractual incentives. Starz Encore Group's revenue could be adversely affected by a strike by certain entertainment guilds. A strike of this type could affect the quality and quantity of programming available to Starz Encore Group, which could result in slower growth in subscriptions for the Starz Encore Group programming services. A prolonged downturn in the economy and consumer confidence indices could also have a material adverse impact on Starz Encore Group's future growth as consumers' willingness to upgrade television programming services and/or its distributors' ability to make the necessary capital expenditures to offer such services may be negatively affected.

         Operating, selling, general and administrative expenses increased by 5% during 2000 as compared to 1999, primarily due to an increase in programming expenses. Programming expenses increased due to an increase in programming license fees resulting from increased use of higher quality first-run films from certain movie studios. The increase in programming expense was partially offset by reduced spending on affiliate marketing and national branding efforts.

         Depreciation and amortization increased from $149 million during 1999 to $157 million during 2000. The increase was primarily the result of purchase accounting adjustments being in effect for the full year 2000 compared to only the last ten months of 1999.

         Starz Encore Group has granted phantom stock appreciation rights to certain of its officers. Compensation relating to the phantom stock appreciation rights has been recorded based upon the fair value of the Starz Encore Group as determined by a third-party appraisal. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of the Starz Encore Group.

         Liberty Livewire. On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group common stock and cash. On June 9, 2000 Liberty acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group common stock. Immediately following the closing of such transaction, Liberty contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of Soundelux Entertainment Group. Immediately following such transaction, the assets of Soundelux were contributed to Liberty Livewire for additional Liberty Livewire stock. Following these transactions, Liberty owned approximately 88% of the equity and controlled approximately 99% of the voting power of Liberty Livewire, and as a result, began to consolidate the operations of Liberty Livewire during the quarter ended June 30, 2000. Liberty Livewire is dependent on the television and movie production industries for a substantial portion of its revenue. A strike by certain entertainment guilds could have a significant negative impact on Liberty Livewire's revenue during the periods affected by such strike. Liberty Livewire could also be affected by a prolonged downturn in the economy as such an event may significantly reduce the development of and investments in new television and motion picture programming.

         On Command. On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On June 8, 2000, Liberty completed its acquisition of 100% of Ascent. On Command is a majority owned subsidiary of Ascent. On Command's principal business is providing pay-per-view entertainment and information services to the lodging industry. Upon completion of the tender offer, Liberty consolidated the operations of On Command. On Command's revenue could be negatively impacted by a strike by certain entertainment guilds as the amount of programming available to On Command could be negatively impacted, thereby potentially reducing purchases of pay-per-view entertainment services by consumers. A prolonged downturn in the economy could also have a material adverse impact on On Command's revenue as such an event could reduce business and personal travel by consumers, therefore potentially reducing On Command's customer base.

         Other. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses. Some of Liberty's significant other consolidated subsidiaries include Liberty Digital, Inc., Pramer S.C.A. and Liberty Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is one of the largest owners and distributors of cable programming services in Argentina. Liberty Cablevision of Puerto Rico is one of the largest providers of cable television services in Puerto Rico. The results of TV Guide are included for the two months ended February 28, 1999, after which time Liberty began accounting for this investment under the equity method of accounting.

         Revenue decreased 8% to $298 million for 2000 as compared to $324 million in 1999 primarily due to the deconsolidation of TV Guide on March 1, 1999, which accounted for $97 million of the decrease. The effect of the deconsolidation of TV Guide was partially offset by a $12 million increase in revenue at Pramer, a $20 million increase in revenue at Liberty Digital and a $12 million increase in revenue at other international subsidiaries. Ascent Network Services, Inc. which was acquired during March 2000 as part of the Ascent transaction, also contributed $17 million in additional revenue.

         Operating, selling, general and administrative expenses decreased 7% to $286 million for 2000 as compared to $309 million for 1999. The decrease in expenses is primarily due to the deconsolidation of TV Guide, which accounted for $76 million of the decrease. The effect of the TV Guide deconsolidation was offset by start up expenses of $26 million at True Position, Inc. which was acquired on January 14, 2000 as part of the Associated Group transaction, increased expenses of $9 million at each of Pramer and Liberty Digital, and $11 million of expenses associated with the acquisition of Ascent Network Services.

         Depreciation and amortization increased $141 million to $576 million for 2000 from $435 million for 1999. The increase was a result of the effects of purchase accounting adjustments related to the AT&T merger and other acquisitions.

         The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in the table is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the rights are exercised.

         Other Income and Expense. Interest expense was $399 million, $134 million and $25 million for the year ended December 31, 2000, the ten month period ending December 31, 1999 and the two month period ending February 28, 1999, respectively. The increase in interest expense during 2000 was a result of increased borrowings by Liberty during the second half of 1999 and the first quarter of 2000.

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

         Dividend and interest income was $301 million, $242 million and $10 million for the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. The increase in dividend and interest income during the year ended December 31, 2000 primarily represents interest earned on the cash collateral balance associated with the securities lending agreement, increased dividends from investments in News Corp. and Motorola and interest earned on cash balances at Ascent and Liberty Satellite and Technology, Inc. ("LSAT").

         Impairment of investments was $1,476 million for the year ending December 31, 2000. During the year ended December 31, 2000, Liberty determined that its investments in Motorola, Primedia and certain other investments experienced other than temporary declines in value. As a result, the carrying amounts of these investments were adjusted to their respective fair values at December 31, 2000 based upon recent quoted market prices.

         Aggregate gains from dispositions during the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999 were $7,339 million, $4 million and $14 million, respectively. Liberty recognized a gain of $2,233 million during the year ended December 31, 2000, in connection with the acquisition of General Instrument by Motorola. Liberty also recognized a $211 million gain during the year ended December 31, 2000, in connection with the exchange of Sprint PCS Group stock, valued at $300 million, for a preferred stock interest in LSAT. Liberty recognized a gain of $649 million during the year ended December 31, 2000, in connection with the acquisition of Flextech Limited by Telewest. Liberty recognized a gain of $4,391 million during the year ended December 31, 2000 in connection with the acquisition of TV Guide by Gemstar. In all of the above exchange transactions, the gains were calculated based upon the difference between the carrying value of the assets relinquished compared to the fair value of the assets received.

         Liberty recognized a gain on issuance of equity by affiliates and subsidiaries of $372 million during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties.

         INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $1,731 million, $904 million and $66 million during the year ended December 31, 2000, the ten month period ending December 31, 1999 and the two month period ending February 28, 1999, respectively. At December 31, 2000, the excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is approximately $15 billion. This excess basis is being amortized over estimated useful lives ranging from 2 to 20 years. Such amortization was approximately $936 million, $463 million and $9 million for the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. Such excess basis amortization is included in Liberty's share of losses of its affiliates.

         USA Networks, Inc. Liberty's share of USA Networks, Inc.'s net earnings
(loss) was approximately $(36) million, $(20) million and $10 million for the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the year ended December 31, 2000 and the ten month period ended December 31, 1999, included $64 million and $53 million, respectively, in excess basis amortization. The increase in Liberty's share of USA Networks net loss from 1999 to 2000 is due to the inclusion of a full year of excess basis amortization during 2000 as compared to ten months excess basis amortization in 1999.

         Telewest. Liberty's share of Telewest's net losses was approximately $441 million, $222 million and $38 million for the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the year ended December 31, 2000 and the ten month period ended December 31, 1999 included $164 million and $73 million, respectively, in excess basis amortization. Liberty's share of Telewest's net loss increased due to the increase in excess basis amortization combined with a $270 million increase in Telewest's net loss from 1999 to 2000. Telewest's net loss increased due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions.

         Discovery. Liberty's share of Discovery's net loss was approximately $293 million, $269 million, and $8 million for the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the year ended December 31, 2000 and the ten month period ended December 31, 1999, included $187 million and $155 million, respectively, in excess basis amortization. The increase in Liberty's share of Discovery's net loss from 1999 to 2000 is due to the inclusion of a full year of excess basis amortization during 2000 as compared to ten months excess basis amortization in 1999. The increase in excess basis amortization was offset by a reduction in Discovery's net loss due to an increase in earnings before interest, taxes, depreciation and amortization ("Operating Cash Flow") that was partially offset by increased interest expense and launch support.

         Gemstar. Liberty's share of Gemstar's net loss was $254 million from the date of acquisition through December 31, 2000 and included excess basis amortization of $199 million. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock. Following the merger, Liberty owns approximately 21.4% of Gemstar.

         QVC. Liberty's share of QVC's net earnings (loss) was approximately $(12) million, $(11) million and $13 million for the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the year ended December 31, 2000 and the ten month period ended December 31, 1999 included $110 million and $92 million, respectively, in excess basis amortization. The increase in excess basis amortization was offset by an increase in QVC's net income. The increase in net income principally resulted from growth at QVC's domestic and international businesses.

         UnitedGlobalCom. Liberty's share of UnitedGlobalCom's net loss was $211 million for the year ended December 31, 2000 and Liberty's share of earnings was $23 million for the ten months ended December 31, 1999. Liberty's share of UnitedGlobalCom's operations included $46 million and $6 million in excess basis amortization for the year ended December 31, 2000 and the ten months ended December 31, 1999, respectively. Liberty purchased 9.9 million class B shares of UnitedGlobalCom for approximately $493 million in cash on September 30, 1999. Liberty's ownership in UnitedGlobalCom is approximately 11% on an economic basis and 37% on voting basis. Liberty recorded share of earnings in 1999 due to gains that UnitedGlobalCom recorded during the fourth quarter of 1999 resulting from sales of investments in affiliates. Such gains recorded by UnitedGlobalCom in 1999 were non-recurring.

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

         Starz Encore Group has granted phantom stock appreciation rights to certain of its officers. Compensation relating to the phantom stock appreciation rights has been recorded based upon the fair value of the Starz Encore Group as determined by a third-party appraisal. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of the Starz Encore Group.

         Other. Revenue decreased 60% from $818 million for 1998, to $324 million for 1999. The decrease in revenue was due to the sale of Netlink Wholesale, Inc. during January 1999, the sale of CareerTrack, Inc. in February 1999, and the deconsolidation of TV Guide in March 1999. Netlink Wholesale, Career Track and TV Guide accounted for $33 million, $73 million and $501 million of the decrease, respectively. This decrease was partially offset by the acquisition of Pramer in August 1998, which contributed $47 million to revenue in 1999.

         Operating, selling, general and administrative expenses decreased 56% to $309 million for 1999, from $698 million for 1998. The sales of Netlink and CareerTrack and the deconsolidation of TV Guide accounted for $22 million, $74 million and $399 million of the decrease, respectively. These decreases were partially offset by the acquisition of Pramer, which added $37 million of expenses, and $18 million of additional corporate expenses in 1999 associated with the AT&T merger.

         Depreciation and amortization increased $314 million to $435 million for 1999 from $121 million during 1998. The increase was a result of the effects of purchase accounting adjustments related to the AT&T merger.

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

         Other Income and Expense. Interest expense was $134 million, $25 million and $104 million for the ten month period ending December 31, 1999, the two month period ending February 28, 1999, and the year ended December 31, 1998, respectively. The increase in interest expense during the 1999 periods was a result of increased borrowings by Liberty during 1999.

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

         Aggregate gains from dispositions and issuance of equity by affiliates and subsidiaries during the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the year ended December 31, 1998 were $4 million, $386 million and $2,554 million, respectively. Liberty recognized a gain of $372 million during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties. Liberty recorded a gain of $1,873 million during 1998 as a result of the exchange of its interest in PCS Ventures for shares of Sprint PCS Group stock. Effective January 1, 1998, Time Warner acquired the business of Southern Satellite from Liberty for $213 million in cash resulting in a $515 million pre-tax gain.

         INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $904 million, $66 million and $1,002 million during the ten month period ending December 31, 1999, the two month period ending February 28, 1999, and the year ending December 31, 1998, respectively. Liberty's share of losses of affiliates included $463 million, $9 million and $8 million in excess basis amortization for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998.

         USA Networks, Inc. Liberty's share of USA Networks, Inc.'s net earnings
(loss) was approximately $(20) million, $10 million and $30 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999, included $53 million in excess basis amortization. Liberty's recorded increased share of losses in USA Networks in 1999 due to the excess basis amortization combined with a decrease in USA Network's net income.

         Telewest. Liberty's share of Telewest's net loss was approximately $222 million, $38 million and $134 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999, included $73 million in excess basis amortization. Liberty's share of Telewest's net loss increased due to the excess basis amortization combined with a $308 million increase in Telewest's net loss. The increase in Telewest's net loss was due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions and increased foreign currency transaction losses.

         Discovery. Liberty's share of Discovery's net loss was approximately $269 million, $8 million and $39 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999, included $155 million in excess basis amortization. Liberty's share of Discovery's net loss increased due to the excess basis amortization combined with a $175 million increase in Discovery's net loss. The increase in the net loss was due to increased interest expense and launch support.

         QVC. Liberty's share of QVC's net (loss) earnings was approximately $(11) million, $13 million and $64 million for the ten month period ended December 31, 1999, the two month period ended February 28, 1999, and the year ended December 31, 1998, respectively. Liberty's share of losses for the ten month period ended December 31, 1999 included $92 million in excess basis amortization. The decrease in Liberty's share of QVC's earnings was due to the excess basis amortization offset partially by a $72 million increase to QVC's net income resulting from revenue growth and improved gross margins.

         PCS Ventures. Liberty's share of losses from its investment in the PCS Ventures was $629 million during 1998. On November 23, 1998, Liberty exchanged its investments in certain wireless businesses ("PCS Ventures") for Sprint PCS Group Stock and certain other instruments convertible into such securities ("Sprint Securities"). Through November 23, 1998, Liberty accounted for its interest in the PCS Ventures using the equity method of accounting; however, as a result of the foregoing exchange, Liberty's less than 1% voting interest in Sprint and the transfer of its Sprint Securities to a trust prior to the AT&T merger, Liberty no longer exercises significant influence with respect to its investment in the PCS Ventures. Accordingly, Liberty accounts for its investment in the Sprint PCS Group stock as an available-for-sale security.

LIQUIDITY AND CAPITAL RESOURCES

         Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, proceeds from asset sales and proceeds from financing activities. Liberty is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates. Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its future cash requirements and planned commitments.

         Upon consummation of the AT&T merger, through a new tax sharing agreement between Liberty and AT&T, Liberty became entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T merger. In addition, under the tax sharing agreement, Liberty will receive a cash payment from AT&T in periods when it generates taxable losses and those taxable losses are utilized by AT&T to reduce the consolidated income tax liability. During the year ended December 31, 2000 Liberty received $414 million from AT&T pursuant to the tax sharing agreement.

         Liberty held shares of Time Warner Series LMCN-V common stock, which were convertible into 114 million shares of Time Warner common stock. Liberty owns approximately 81.7 million ADRs representing preferred limited voting shares of News Corp. Liberty owns 62.6 million shares of Motorola common stock. Liberty receives dividends on its ownership interests in these entities periodically. On January 11, 2001, Time Warner and America Online, Inc. completed their merger, pursuant to which each share of the Time Warner common stock held by Liberty was converted into 1.5 shares of an identical series of stock of AOL Time Warner. AOL Time Warner does not currently intend to pay dividends on its common stock. Liberty anticipates that it will continue to receive dividends on its ownership interests in News Corp. and Motorola. However, there can be no assurance that such dividends will continue to be paid.

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

         At December 31, 2000, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $1.9 billion. Borrowings under these facilities of $1.6 billion were outstanding at December 31, 2000. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group Stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $338 million at December 31, 2000. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Unutilized cash collateral of $49 million at December 31, 2000 represents restricted cash and is included in other current assets on the consolidated balance sheets. At December 31, 2000, Liberty had utilized $289 million of the cash collateral under the securities lending agreement.

         In February 2000, Liberty received net cash proceeds of $983 million from the issuance of its 8-1/4% Senior Debentures due 2030. The 8-1/4% Senior Debentures have an aggregate principal amount of $1 billion.

         In February 2000, Liberty received net cash proceeds of $735 million from the issuance of its 3-3/4% Senior Exchangeable Debentures due 2030. In March 2000, Liberty received net cash proceeds of $59 million, including accrued interest from February 10, 2000, from the issuance of an additional $60 million principal amount of such debentures. These debentures are exchangeable, at the option of the holder, for the value of 16.7764 shares of the Sprint PCS Group stock. Liberty may pay such value in cash, with a number of shares of Sprint PCS Group stock or a combination of cash and stock, as determined in the debentures.

         In January 2001, Liberty received net cash proceeds of $588 million from the issuance of its 3-1/2% senior exchangeable debentures due 2031, in the aggregate principal amount of $600 million. These debentures are exchangeable, at the option of the holder, for the value of 36.8189 shares of Motorola stock. Liberty may pay such value in cash, with a number of shares of Motorola stock or a combination of cash and stock, as determined in the debentures.

         In March 2001, Liberty received net cash proceeds of $801 million from the issuance of its 3-1/4% senior exchangeable debentures due 2031. The 3-1/4% senior exchangeable debentures have an aggregate principal amount of approximately $818 million. These debentures are exchangeable, at the option of the holder, for the value of 18.5666 shares of Viacom. Liberty may pay such value in cash, with a number of shares of Viacom stock or a combination of cash and stock, as determined in the debentures.

         There are restrictions on incurrence of debt of Liberty through an Inter-Group Agreement with AT&T. Liberty may not incur any debt that would cause the total indebtedness of Liberty at any time to be in excess of 25% ($9 billion at December 31, 2000) of the total market capitalization of the AT&T Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         During September 1999, Liberty Media Group announced the approval to repurchase from time to time up to 135 million shares of AT&T Class A or Class B Liberty Media Group common stock. During 2000, Liberty made distributions to Liberty Media Group totaling approximately $269 million to repurchase approximately 14 million shares under this repurchase plan. The distributions were accounted for as a reduction to additional paid-in-capital.

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned securities of Sprint PCS to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court of the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS Group stock sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock - Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty.

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At December 31, 2000, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $659 million.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of December 31, 2000, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1.3 billion. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

         On February 23, 2001, Liberty announced that a partnership organized by Liberty and Klesch & Company Limited, a London-based private equity firm, had entered into a letter of intent to purchase the remaining broadband cable assets of Deutsche Telekom AG in Germany. If consummated as currently contemplated, the partnership will acquire 55% of the outstanding equity interests in six regional operating companies of Deutsche Telekom, together with an option for an additional 20% of such equity interests minus one vote. The partnership also intends to acquire certain other assets. Although no assurance can be given that the contemplated transactions will be consummated, Liberty anticipates that any closing would occur in the second or third quarter of 2001 and such closing could have a significant impact on Liberty's capital resources.

         On June 26, 2000, Liberty announced that they had entered into an agreement with UnitedGlobalCom, Inc. and a majority-owned subsidiary of UGC, United Pan-Europe Communications, N.V. (UPC), pursuant to which UGC would acquire from Liberty interests in various international broadband distribution and programming assets. On February 23, 2001, Liberty and UGC announced a revision to the original transaction. Pursuant to the transaction as revised, UGC will not acquire Liberty's interest in Telewest. Liberty will acquire up to 100,000 shares of a newly issued series of convertible preferred stock of UGC in exchange for $1.4 billion in cash. Liberty will purchase $1 billion of the convertible preferred stock upon the receipt of certain regulatory approvals. Liberty will purchase the remaining $400 million of convertible preferred stock concurrently with UGC's acquisition of certain of our Latin American assets, principally consisting of our interests in Cablevision S.A., Pramer S.C.A. and Torneos y Competencias. Liberty anticipates that each of these acquisitions will close in the second quarter of 2001.

         Proposed Split Off Transaction

         AT&T currently owns all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty Media Corporation. Subsequent to December 31, 2000, AT&T initiated a process for effecting our split off from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock (the "Split Off Transaction"). Prior to the Split Off Transaction, Liberty will increase its authorized capital stock, and the Liberty Class A and Class B Common Stock will be reclassified as Series A Liberty Media Corporation common stock ("Series A common stock") and the Class C Common Stock will be reclassified as Series B Liberty Media Corporation common stock ("Series B common stock"). In the Split Off Transaction, each share of Class A and Class B Liberty Media Group tracking stock will be exchanged for a like share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty Media Corporation will no longer be a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock will be outstanding. The Split Off Transaction will be accounted for at historical cost. There can be no assurance that the split off will be effected.

         Immediately prior to the Split Off Transaction, AT&T will contribute to Liberty Media Corporation assets currently attributed to the Liberty Media Group but not held by us (the "Contributed Assets"). These assets include (i) a preferred stock interest and common stock warrants in ICG Communications, Inc., a competitive local exchange telephone company; (ii) an approximate 34% common equity interest in Teligent, Inc., a full service facilities based communications company and (iii) an approximate 8% indirect common equity interest in Liberty Digital. The contributions will be accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty Media Corporation for periods prior to contributions will be restated to include the financial position and results of operations of the Contributed Assets once this transaction is completed.

         In connection with the Split Off Transaction, Liberty will also be deconsolidated from AT&T for federal income tax purposes. As a result, AT&T will be required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to our obligations under the tax sharing agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment will be reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. The expected net payment from AT&T is approximately $692 million. In addition, certain deferred intercompany gains will be includible into taxable income as a result of the Split Off Transaction and the resulting tax liability of approximately $122 million will be an obligation to Liberty.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash provided by operating activities for the year ended December 31, 2000, the ten months ended December 31, 1999 and the year ended December 31, 1998 was $181 million, $133 million and $26 million, respectively. Cash used in operating activities for the two month period ended February 28, 1999 was $107 million. Improved operating cash flow for Starz Encore Group and increased dividend and interest income contributed to the higher cash flows from operating activities for the year ended December 31, 2000 and the ten month period ended December 31, 1999. Cash used during the two months ended February 28, 1999 included payments related to stock appreciation rights of $126 million.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $2,866 million, $4,658 million, $79 million and $1,121 million for the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty uses cash to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities included cash used for investments in and loans to affiliates amounting to $3,372 million, $2,596 million, $51 million and $1,404 million during the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively. Liberty made purchases of marketable securities of $848 million and $7,757 million during the year ended December 31, 2000 and the ten month period ended December 31, 1999, respectively. Liberty had cash proceeds from sales and maturities of marketable securities of $1,820 million and $5,725 million during the year ended December 31, 2000 and ten month period ended December 31, 1999, respectively. Additionally, Liberty invested $735 million and $109 million in acquisitions of consolidated businesses during the year ended December 31, 2000 and the ten month period ended December 31, 1999.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $5,509 million, $3,187 million, $155 million and $2,199 million and repayments of $3,068 million, $2,211 million, $145 million and $609 million during the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively.

ACCOUNTING STANDARDS

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax increases in net earnings of approximately $800 million and reductions in other comprehensive income of approximately $300 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Liberty is exposed to market risk in the normal course of its business operations due to its investments in different foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Liberty has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. These financial instruments are entered into for purposes other than for trading.

         Contributions to Liberty's foreign affiliates are denominated in foreign currency. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty does not hedge the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. At December 31, 2000, Liberty was party to a foreign currency forward contract for 100 million Euros. Had the price of the Euro been 10% lower at December 31, 2000, Liberty would have recorded an additional unrealized loss on financial instruments of $9 million. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. As of December 31, 2000, the majority of Liberty's debt was composed of fixed rate debt resulting from the 1999 and 2000 issuances of senior notes and senior debentures for net proceeds of approximately $3.9 billion. The proceeds were used to repay floating rate debt, which reduced Liberty's exposure to interest rate risk associated with rising variable interest rates, however it increased Liberty's fair value interest rate risk. If market interest rates were 1% higher throughout the year ended December 31, 2000 and 1999, Liberty would have recorded approximately $14 million and $16 million of additional interest expense, respectively. At December 31, 2000, the aggregate fair value of Liberty's senior notes and debentures was approximately $3.4 billion.

         Liberty is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. Liberty continually monitors changes in stock markets, in general, and changes in the stock prices of its significant holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. Equity collars and put spread collars have been used to hedge certain investment positions subject to fluctuations in stock prices.

         In order to illustrate the effect of changes in stock prices on Liberty we provide the following sensitivity analysis. If the stock price of our investments accounted for as available-for-sale securities had been 10% lower at December 31, 2000, and December 31, 1999, the value of such securities would have been lower, including consideration of our equity collars, by $1.7 billion and $2.4 billion, respectively. Our unrealized gains, net of taxes would have also been lower by $1.0 billion and $1.5 billion, respectively. If the stock price of our publicly traded investments accounted for using the equity method been 10% lower at December 31, 2000 and 1999, there would have been no impact on the carrying value of such investments. If the stock price of the Sprint PCS Group stock underlying Liberty's senior exchangeable debentures been 10% higher at December 31, 2000, Liberty's total debt and correspondingly, Liberty's interest expense would have been unchanged as the stock price of the Sprint PCS Group stock would have been below the respective initial exchange prices. Liberty's cash collateral account and debt balance under the securities lending agreement would be reduced by $34 million if the underlying shares of the Sprint PCS Group stock decreased in value by 10%.

         Liberty measures the market risk of its derivative financial instruments through comparison of the blended rates achieved by those derivative financial instruments to the historical trends in the underlying security. With regard to interest rate swaps, Liberty monitors the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. Liberty believes that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate changes on the underlying facilities. With regard to equity collars, Liberty monitors historical market trends relative to values currently present in the market. Liberty believes that any unrealized losses incurred with regard to equity collars would be offset by the effects of fair value changes on the underlying assets. These measures allow Liberty's management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-21. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Liberty Media Corporation:


We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries ("New Liberty" or "Successor") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive earnings, stockholder's equity, and cash flows for the year ended December 31, 2000 and the period from March 1, 1999 to December 31, 1999 (Successor periods) and from January 1, 1999 to February 28, 1999 and for the year ended December 31, 1998 (Predecessor periods). These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of New Liberty as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the Successor periods, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor periods, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective March 9, 1999, AT&T Corp., parent company of New Liberty, acquired Tele-Communications, Inc., the former parent company of Liberty Media Corporation, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.



                                    KPMG LLP

Denver, Colorado
February 26, 2001

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999


                                                                           2000         1999
                                                                        ----------   ----------
                                                                          amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                          $    1,295        1,714
     Short-term investments                                                    500          378
     Trade and other receivables, net                                          307          116
     Prepaid expenses and program rights                                       537          405
     Deferred income tax assets (note 9)                                       242          750
     Other current assets                                                       73            5
                                                                        ----------   ----------
         Total current assets                                                2,954        3,368
                                                                        ----------   ----------
Investments in affiliates, accounted for under the equity
     method, and related receivables (note 5)                               20,379       15,922

Investments in available-for-sale securities and others (note 6)            19,035       28,593

Property and equipment, at cost                                                976          162
     Less accumulated depreciation                                             131           19
                                                                        ----------   ----------
                                                                               845          143
                                                                        ----------   ----------
Intangible assets:
     Excess cost over acquired net assets (note 7)                          11,138        9,966
     Franchise costs                                                           190          273
                                                                        ----------   ----------
                                                                            11,328       10,239
         Less accumulated amortization                                       1,047          454
                                                                        ----------   ----------
                                                                            10,281        9,785
                                                                        ----------   ----------
Other assets, at cost, net of accumulated amortization                         682          839
                                                                        ----------   ----------
         Total assets                                                   $   54,176       58,650
                                                                        ==========   ==========

                                                                    (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                  2000          1999
                                                                               ----------    ----------
                                                                                 amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                                  $      473           245
     Accrued stock compensation (note 11)                                           1,216         2,405
     Program rights payable                                                           179           166
     Current portion of debt                                                        1,094           554
                                                                               ----------    ----------
         Total current liabilities                                                  2,962         3,370
                                                                               ----------    ----------
Long-term debt (note 8)                                                             5,269         2,723
Deferred income tax liabilities (note 9)                                           11,311        14,103
Other liabilities                                                                      62            23
                                                                               ----------    ----------
         Total liabilities                                                         19,604        20,219
                                                                               ----------    ----------
Minority interests in equity of subsidiaries (note 7)                                 348            23

Stockholder's equity (note 10):
     Preferred stock, $.0001 par value.  Authorized 100,000 shares; no
        shares issued and outstanding                                                  --            --
     Class A common stock $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                            --            --
     Class B common stock $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares .                                          --            --
     Class C common stock, $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                            --            --
     Additional paid-in capital                                                    34,169        33,838
     Accumulated other comprehensive (loss) earnings, net of taxes (note 12)         (397)        6,518
     Accumulated earnings (deficit)                                                   594        (1,975)
                                                                               ----------    ----------
                                                                                   34,366        38,381
     Due to (from) related parties                                                   (142)           27
                                                                               ----------    ----------
         Total stockholder's equity                                                34,224        38,408
                                                                               ----------    ----------
Commitments and contingencies (note 13)
         Total liabilities and stockholder's equity                            $   54,176        58,650
                                                                               ==========    ==========


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS


                                                                      New Liberty                      Old Liberty
                                                             --------------------------------    --------------------------------
                                                                 Year            Ten months       Two months           Year
                                                                 ended             ended            ended              ended
                                                              December 31,      December 31,      February 28,      December 31,
                                                                 2000               1999              1999              1998
                                                             --------------    --------------    --------------    --------------
                                                                                       amounts in millions
                                                                                           (note 2)
Revenue:
     Unaffiliated parties                                    $        1,283               549               192             1,197
     Related parties (note 10)                                          243               180                43               162
                                                             --------------    --------------    --------------    --------------
                                                                      1,526               729               235             1,359
                                                             --------------    --------------    --------------    --------------
Operating costs and expenses:
     Operating                                                          801               343                95               713
     Selling, general and administrative                                348               229                87               387
     Charges from related parties (note 10)                              37                24                 6                43
     Stock compensation (note 11)                                      (950)            1,785               183               518
     Depreciation and amortization                                      853               562                22               129
                                                             --------------    --------------    --------------    --------------
                                                                      1,089             2,943               393             1,790
                                                             --------------    --------------    --------------    --------------
         Operating income (loss)                                        437            (2,214)             (158)             (431)

Other income (expense):
     Interest expense                                                  (399)             (134)              (25)             (104)
     Adjustment to interest expense for contingent portion
        of exchangeable debentures                                      153              (153)               --                --
     Interest expense to related parties, net                            --                (1)               (1)               (9)
     Dividend and interest income                                       301               242                10                65
     Share of losses of affiliates, net (note 5)                     (1,731)             (904)              (66)           (1,002)
     Impairment of investments (note 6)                              (1,476)               --                --                --
     Minority interests in losses of subsidiaries                        62                92                 4                13
     Gains on dispositions, net (notes 5, 6 and 7)                    7,339                 4                14             2,449
     Gains on issuance of equity by affiliates and
        subsidiaries (notes 5 and 7)                                     --                --               372               105
     Unrealized gains on financial instruments                           70                --                --                --
     Other, net                                                           3                (4)               (9)               (3)
                                                             --------------    --------------    --------------    --------------
                                                                      4,322              (858)              299             1,514
                                                             --------------    --------------    --------------    --------------
        Earnings (loss) before income taxes                           4,759            (3,072)              141             1,083

Income tax (expense) benefit (note 9)                                (2,190)            1,097              (211)             (461)
                                                             --------------    --------------    --------------    --------------
        Net earnings (loss)                                  $        2,569            (1,975)              (70)              622
                                                             --------------    --------------    --------------    --------------
Other comprehensive earnings, net of taxes:
     Foreign currency translation adjustments                          (202)               60               (15)                2
     Unrealized holding (losses) gains arising during the
        period, net of reclassification adjustments                  (6,713)            6,458               885             2,417
                                                             --------------    --------------    --------------    --------------
     Other comprehensive (loss) earnings                             (6,915)            6,518               870             2,419
                                                             --------------    --------------    --------------    --------------
Comprehensive (loss) earnings (note 12)                      $       (4,346)            4,543               800             3,041
                                                             ==============    ==============    ==============    ==============


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                                                      Accumulated
                                                                                                                         other
                                                                             Common stock               Additional    comprehensive
                                                    Preferred    ------------------------------------    paid-in       earnings,
                                                      stock        Class A     Class B      Class C      capital      net of taxes
                                                   ------------  -----------  ----------  -----------  ------------   ------------
                                                                              amounts in millions
Balance at January 1, 1998                                   --           --          --           --         3,610            767
    Net earnings                                             --           --          --           --            --             --
    Foreign currency translation adjustments                 --           --          --           --            --              2
    Unrealized gains on available-for-sale
       securities                                            --           --          --           --            --          2,417
    Payments for call agreements                             --           --          --           --          (140)            --
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 5)               --           --          --           --            70             --
    Transfers from related party due to
       acquisitions of minority interests (note 7)           --           --          --           --           772             --
    Assignment of option from related party                  --           --          --           --            16             --
    Transfer from related party for acquisition
       of cost investment                                    --           --          --           --           354             --
    Other transfers from related parties, net                --           --          --           --            --             --
                                                   ------------  -----------  ----------  -----------  ------------   ------------
Balance at December 31, 1998                                 --           --          --           --         4,682          3,186
    Net loss                                                 --           --          --           --            --             --
    Foreign currency translation adjustments                 --           --          --           --            --            (15)
    Unrealized gains on available-for-sale
       securities                                            --           --          --           --            --            885
    Other transfers from (to) related parties, net           --           --          --           --           430             --
                                                   ------------  -----------  ----------  -----------  ------------   ------------
Balance on February 28, 1999                       $         --           --          --           --         5,112          4,056
                                                   ============  ===========  ==========  ===========  ============   ============

                                                                        Due to
                                                     Accumulated         (from)           Total
                                                      (deficit)         related       stockholder's
                                                      earnings          parties           equity
                                                    --------------   --------------   --------------
                                                                  amounts in millions
Balance at January 1, 1998                                     330               14            4,721
    Net earnings                                               622               --              622
    Foreign currency translation adjustments                    --               --                2
    Unrealized gains on available-for-sale
       securities                                               --               --            2,417
    Payments for call agreements                                --               --             (140)
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 5)                  --               --               70
    Transfers from related party due to
       acquisitions of minority interests (note 7)              --               --              772
    Assignment of option from related party                     --              (16)              --
    Transfer from related party for acquisition
       of cost investment                                       --               --              354
    Other transfers from related parties, net                   --              412              412
                                                    --------------   --------------   --------------
Balance at December 31, 1998                                   952              410            9,230
    Net loss                                                   (70)              --              (70)
    Foreign currency translation adjustments                    --               --              (15)
    Unrealized gains on available-for-sale
       securities                                               --               --              885
    Other transfers from (to) related parties, net              --           (1,011)            (581)
                                                    --------------   --------------   --------------
Balance on February 28, 1999                                   882             (601)           9,449
                                                    ==============   ==============   ==============

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                                                        Accumulated
                                                                                                                           other
                                                                                                          Additional   comprehensive
                                                       Preferred                Common stock               paid-in        earnings,
                                                         stock       Class A      Class B      Class C     capital      net of taxes
                                                       ----------   ----------   ----------   ----------  -----------  ------------
                                                                                   amounts in millions
Balance on February 28, 1999                           $       --           --           --           --        5,112         4,056

Balance at March 1, 1999                               $       --           --           --           --       33,468            --
    Net loss                                                   --           --           --           --           --            --
    Foreign currency translation adjustments                   --           --           --           --           --            60
    Recognition of previously unrealized
       losses on available-for-sale securities,
       net                                                     --           --           --           --           --             7
    Unrealized gains on available-for-sale
       securities                                              --           --           --           --           --         6,451
    Transfer from related party for redemption of
       debentures                                              --           --           --           --          354            --
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 10)                --           --           --           --          104            --
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                                --           --           --           --          (88)           --
    Other transfers to related parties, net                    --           --           --           --           --            --
                                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance at December 31, 1999                           $       --           --           --           --       33,838         6,518
                                                       ==========   ==========   ==========   ==========   ==========    ==========
    Net earnings                                               --           --           --           --           --            --
    Foreign currency translation adjustments                   --           --           --           --           --          (202)
    Recognition of previously unrealized gains
       on available-for-sale securities, net                   --           --           --           --           --          (635)
    Unrealized losses on available-for-sale
       securities                                              --           --           --           --           --        (6,078)
    Contribution to equity from related party for
       acquisitions                                            --           --           --           --          217            --
    Gains in connection with issuances of stock
       of affiliates and subsidiaries, net (note 10)           --           --           --           --          362            --
    Note receivable from related party                         --           --           --           --           --            --
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                                --           --           --           --          (38)           --
    Other transfers to related parties, net                    --           --           --           --         (210)           --
                                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2000                           $       --           --           --           --       34,169          (397)
                                                       ==========   ==========   ==========   ==========   ==========    ==========
                                                                            Due to
                                                        Accumulated         (from)             Total
                                                          (deficit)         related        stockholder's
                                                          earnings          parties           equity
                                                       --------------    --------------    --------------
                                                                      amounts in millions
Balance on February 28, 1999                                      882              (601)            9,449

Balance at March 1, 1999                                           --               197            33,665
    Net loss                                                   (1,975)               --            (1,975)
    Foreign currency translation adjustments                       --                --                60
    Recognition of previously unrealized
       losses on available-for-sale securities,
       net                                                         --                --                 7
    Unrealized gains on available-for-sale
       securities                                                  --                --             6,451
    Transfer from related party for redemption of
       debentures                                                  --                --               354
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 10)                    --                --               104
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                                    --                --               (88)
    Other transfers to related parties, net                        --              (170)             (170)
                                                       --------------    --------------    --------------
Balance at December 31, 1999                                   (1,975)               27            38,408
                                                       ==============    ==============    ==============
    Net earnings                                                2,569                --             2,569
    Foreign currency translation adjustments                       --                --              (202)
    Recognition of previously unrealized gains
       on available-for-sale securities, net                       --                --              (635)
    Unrealized losses on available-for-sale
       securities                                                  --                --            (6,078)
    Contribution to equity from related party for
       acquisitions                                                --                --               217
    Gains in connection with issuances of stock
       of affiliates and subsidiaries, net (note 10)               --                --               362
    Note receivable from related party                             --              (476)             (476)
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                                    --                --               (38)
    Other transfers to related parties, net                        --               307                97
                                                       --------------    --------------    --------------
Balance at December 31, 2000                                      594              (142)           34,224
                                                       ==============    ==============    ==============


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          New Liberty                      Old Liberty
                                                                   ----------------------------    ----------------------------
                                                                       Year         Ten months     Two months          Year
                                                                       ended          ended          ended             ended
                                                                   December 31,    December 31,    February 28,    December 31,
                                                                       2000            1999            1999            1998
                                                                   ------------    ------------    ------------    ------------
                                                                                       amounts in millions
                                                                                             (note 4)
Cash flows from operating activities:
     Net earnings (loss)                                           $      2,569          (1,975)            (70)            622
     Adjustments to reconcile net earnings (loss) to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                       853             562              22             129
        Stock compensation                                                 (950)          1,785             183             518
        Payments of stock compensation                                     (319)           (111)           (126)            (58)
        Share of losses of affiliates, net                                1,731             904              66           1,002
        Deferred income tax expense (benefit)                             2,325          (1,025)            212             546
        Intergroup tax allocation                                          (141)            (75)             (1)            (89)
        Cash payment from AT&T pursuant to tax sharing agreement            414               1              --              --
        Minority interests in losses of subsidiaries                        (62)            (92)             (4)            (13)
        Unrealized gains on financial instruments                           (70)             --              --              --
        Gains on issuance of equity by affiliates and
           subsidiaries                                                      --              --            (372)           (105)
        Gains on disposition of assets, net                              (7,339)             (4)            (14)         (2,449)
        Impairment of investments                                         1,476              --              --              --
        Noncash interest                                                   (138)            153              --              --
        Other noncash charges                                                --               3              18              --
        Changes in operating assets and liabilities, net of the
           effect of acquisitions and dispositions:
               Receivables                                                 (134)              7              33             (56)
               Prepaid expenses and program rights                         (121)           (119)            (23)            (65)
               Payables and other current liabilities                        87             119             (31)             44
                                                                   ------------    ------------    ------------    ------------
                 Net cash provided (used) by operating
                    activities                                              181             133            (107)             26
                                                                   ------------    ------------    ------------    ------------
Cash flows used by investing activities:
     Cash paid for acquisitions                                            (735)           (109)             --             (92)
     Capital expended for property and equipment                           (221)            (40)            (15)            (60)
     Investments in and loans to affiliates and others                   (3,372)         (2,596)            (51)         (1,404)
     Purchases of marketable securities                                    (848)         (7,757)             (3)             --
     Sales and maturities of marketable securities                        1,820           5,725               9              --
     Cash proceeds from dispositions                                        456             130              43             423
     Other, net                                                              34             (11)            (62)             12
                                                                   ------------    ------------    ------------    ------------
        Net cash used by investing activities                            (2,866)         (4,658)            (79)         (1,121)
                                                                   ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Borrowings of debt                                                   5,509           3,187             155           2,199
     Repayments of debt                                                  (3,068)         (2,211)           (145)           (609)
     Net proceeds from issuance of stock by subsidiaries                    121             123              --              --
     Payments for call agreements                                            --              --              --            (140)
     Cash transfers (to) from related parties                              (268)           (159)             31            (215)
     Other, net                                                             (28)            (20)            (52)            (12)
                                                                   ------------    ------------    ------------    ------------
        Net cash provided (used) by financing activities                  2,266             920             (11)          1,223
                                                                   ------------    ------------    ------------    ------------
             Net (decrease) increase in cash and cash
                equivalents                                                (419)         (3,605)           (197)            128
             Cash and cash equivalents at beginning of year               1,714           5,319             228             100
                                                                   ------------    ------------    ------------    ------------
             Cash and cash equivalents at end of year              $      1,295           1,714              31             228
                                                                   ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all majority-owned subsidiaries. The AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) are tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. The subsidiaries and assets of Liberty Media Corporation are attributed to the Liberty Media Group. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective March 9, 1999, AT&T Corp. ("AT&T") indirectly owns 100% of the outstanding common stock of Liberty. Previously, Liberty was a wholly owned subsidiary of the former Tele-Communications, Inc. ("TCI").

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


                                                         New Liberty      Old Liberty
                                                        --------------   --------------
                                                           (amounts in millions)
         Assets:
         Cash and cash equivalents                      $        5,319               31
         Other current assets                                      434              410
         Investments in affiliates                              17,116            3,971
         Investments in available-for-sale securities           13,053           11,974
         Property and equipment, net                               125              111
         Intangibles and other assets                           11,159              389
                                                        --------------   --------------
                                                        $       47,206           16,886
                                                        ==============   ==============
         Liabilities and Equity:
         Current liabilities                            $        1,675            1,051
         Long-term debt                                          1,845            2,087
         Deferred income taxes                                   9,963            4,147
         Other liabilities                                          19               90
                                                        --------------   --------------
               Total liabilities                                13,502            7,375
                                                        --------------   --------------
         Minority interests in equity of subsidiaries               39               62
         Stockholder's equity                                   33,665            9,449
                                                        --------------   --------------
                                                        $       47,206           16,886
                                                        ==============   ==============

(3)      Summary of Significant Accounting Policies


         Cash and Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.


         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 2000 and 1999 was not material.


         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

         Subsequent to the AT&T Merger, changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as gains or losses in the Company's consolidated statements of stockholder's equity.

         The company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations as an impairment of investments.


         Property and Equipment

         Property and equipment, including significant improvements, is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.


         Excess Cost Over Acquired Net Assets

         Excess cost over acquired net assets consists of the difference between the cost of acquiring non-cable entities and amounts assigned to their tangible assets. Such amounts are amortized on a straight-line basis over periods ranging from 5 to 20 years.


                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Franchise Costs

         Franchise costs generally include the difference between the cost of acquiring cable companies and amounts allocated to their tangible assets. Such amounts are amortized on a straight-line basis over 20 years.

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

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 2000, as published in The Wall Street Journal.

         Derivative Instruments and Hedging Activities

         The Company uses various derivative instruments including equity collars, put spread collars, and interest rate swaps to manage fair value risk associated with certain investments and interest rate risk on certain indebtedness. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

         Disclosures regarding the fair value of derivative and other financial instruments are included in notes 6 and 8. Fair value of these instruments is based on market quotes or option pricing models using the historical volatility of the underlying security.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. Statement of Financial Accounting Standards No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax increases in net earnings of approximately $800 million and reductions in other comprehensive earnings of approximately $300 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Revenue Recognition

         Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. Advertising revenue is recognized, net of agency commissions, in the period during which underlying advertisements are broadcast. Revenue from post-production services is recognized in the period the services are rendered. Cable and other distribution revenue is recognized in the period that services are rendered. Cable installation revenue is recognized in the period the related services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.


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

         Compensation relating to stock options with tandem stock appreciation rights ("SARs") granted to employees of Liberty and its subsidiaries have been recorded as variable award plans in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Liabilities under these awards are subject to future adjustment based upon vesting provisions and the market value of the underlying security and, ultimately, on the final determination of market value when the rights are exercised. The amount of compensation under Statement 123 would not have been significantly different from what has been reflected in the accompanying consolidated financial statements due to substantially all of Liberty's stock option plans having tandem SARs, which are treated as liabilities for financial statement purposes and require periodic remeasurement under both APB Opinion No. 25 and Statement 123.

         Agreements that may require Liberty to reacquire interests in subsidiaries held by officers and employees in the future are marked-to-market periodically with corresponding adjustments being recorded to stock compensation expense.

         Reclassifications

         Certain prior period amounts have been reclassified for comparability with the 2000 presentation.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                           New Liberty                          Old Liberty
                                                 --------------------------------    ---------------------------------
                                                    Year             Ten months      Two months              Year
                                                    ended               ended           ended                ended
                                                 December 31,        December 31,    February 28,         December 31,
                                                 ------------        ------------    ------------        -------------
                                                     2000                1999            1999                 1998
                                                 ------------        ------------    ------------        -------------
                                                                          amounts in millions
         Cash paid for acquisitions:
             Fair value of assets acquired       $      2,345                 122              --                 903
             Net liabilities assumed                   (1,208)                (13)             --                (107)
             Deferred tax asset
                (liability)                               260                  --              --                (154)
             Minority interest                           (445)                 --              --                 224
             Contribution to equity for
                acquisitions                             (217)                 --              --                (772)
             Other                                         --                  --              --                  (2)
                                                 ------------        ------------    ------------        ------------

                Cash paid for acquisitions       $        735                 109              --                  92
                                                 ============        ============    ============        ============
                Cash paid for interest           $        335                  93              32                 103
                                                 ============        ============    ============        ============
                Cash paid for income taxes       $         --                  --              --                  29
                                                 ============        ============    ============        ============

         During the ten months ended December 31, 1999 certain subsidiaries with a carrying value of $135 million were exchanged for a cost method investment in an online music venture.

         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):

         Cash and cash equivalents prior to the AT&T Merger                    $       31
             Cash contribution in connection with the AT&T Merger                   5,464
             Cash paid to TCI for certain warrants                                   (176)
                                                                               ----------

         Cash and cash equivalents subsequent to the AT&T Merger               $    5,319
                                                                               ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Investments in Affiliates Accounted for under the Equity Method

         Liberty has various investments accounted for under the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2000 and the carrying amount at December 31, 1999:

                                                                     December 31,           December 31,
                                                                         2000                   1999
                                                              ---------------------------   ------------
                                                              Percentage       Carrying       Carrying
                                                              Ownership         Amount         Amount
                                                              ---------      ------------   ------------
                                                                                 amounts in millions
         USA Networks, Inc. ( "USAI ") and related
             investments                                             21%     $      2,824          2,699
         Telewest Communications plc ( "Telewest ")                  25%            2,712          1,996
         Discovery Communications, Inc. ("Discovery")                49%            3,133          3,441
         Gemstar-TV Guide International, Inc. ("Gemstar")            21%            5,855             --
         QVC, Inc. ( "QVC ")                                         43%            2,508          2,515
         UnitedGlobalCom, Inc. ("UnitedGlobalCom")                   11%              314            505
         TV Guide                                                                      --          1,732
         Foreign investments (other than Telewest)              various             1,754          2,190
         Other                                                  various             1,279            844
                                                                             ------------   ------------
                                                                             $     20,379         15,922
                                                                             ============   ============

         The following table reflects Liberty's share of earnings (losses) of affiliates:

                                                         New Liberty                         Old Liberty
                                               --------------------------------    --------------------------------
                                                  Year              Ten months      Two months            Year
                                                  ended               ended           ended               ended
                                               December 31,        December 31,    February 28,        December 31,
                                               ------------        ------------    ------------        ------------
                                                   2000                1999            1999                1998
                                               ------------        ------------    ------------        ------------
                                                                       amounts in millions
         USAI and related investments          $       (36)                (20)             10                  30
         Telewest                                     (441)               (222)            (38)               (134)
         Discovery                                    (293)               (269)             (8)                (39)
         Gemstar                                      (254)                 --              --                  --
         QVC                                           (12)                (11)             13                  64
         UnitedGlobalCom                              (211)                 23              --                  --
         Foreign investments                          (350)               (208)            (27)               (146)
         PCS Ventures (note 6)                          --                  --              --                (629)
         Other                                        (134)               (197)            (16)               (148)
                                               ------------        ------------    ------------        ------------
                                               $    (1,731)               (904)            (66)             (1,002)
                                               ============        ============    ============        ============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The $15 billion aggregate excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is being amortized over estimated useful lives ranging from 2 to 20 years. Such amortization was approximately $936 million, $463 million, $9 million and $8 million for the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively, and is included in share of losses of affiliates.

         Certain of Liberty's affiliates are general partnerships and, as such, are liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

         Summarized unaudited combined financial information for affiliates is as follows:

                                                                 December 31,
                                                          -------------------------
                                                             2000           1999
                                                          ----------     ----------
                                                             amounts in millions
         Combined Financial Position
              Investments                                 $    1,795          1,415
              Property and equipment, net                     11,294          8,885
              Other intangibles, net                          31,430         19,778
              Other assets, net                                9,682          9,207
                                                          ----------     ----------
                  Total assets                            $   54,201         39,285
                                                          ==========     ==========

              Debt                                        $   19,781         17,210
              Other liabilities                               15,158         12,645
              Owners' equity                                  19,262          9,430
                                                          ----------     ----------
                  Total liabilities and equity            $   54,201         39,285
                                                          ==========     ==========

                                                 Year              Ten months      Two months            Year
                                                 ended               ended           ended               ended
                                              December 31,        December 31,    February 28,        December 31,
                                              ------------        ------------    ------------        ------------
                                                  2000                1999            1999                1998
                                              ------------        ------------    ------------        ------------
                                                                        amounts in millions
         Combined Operations
              Revenue                        $     13,743              10,492           2,341              14,062
              Operating expenses                  (12,193)             (9,066)         (1,894)            (13,092)
              Depreciation and
                 amortization                      (2,227)             (1,461)           (353)             (2,629)
                                              ------------        ------------    ------------        ------------
                  Operating income (loss)            (677)                (35)             94              (1,659)
              Interest expense                     (1,051)               (886)           (281)             (1,728)
              Other, net                              169                (151)           (127)               (166)
                                              ------------        ------------    ------------        ------------
                  Net loss                    $    (1,559)             (1,072)           (314)             (3,553)
                                              ============        ============    ============        ============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         USAI

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At December 31, 2000, Liberty directly and indirectly held 74.4 million shares of USAI's common stock. Liberty also held shares directly in certain subsidiaries of USAI which are exchangeable into 79 million shares of USAI common stock. Liberty's direct ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of these shares can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock was completed at December 31, 2000, Liberty would own 153.4 million shares or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock had a closing market value of $19.44 per share on December 31, 2000. Liberty accounts for its investments in USAI and related subsidiaries on a combined basis under the equity method.

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Telewest

         Telewest currently operates and constructs cable television and telephone systems in the UK. Flextech Limited ("Flextech") develops and sells a variety of television programming in the UK. In April 2000, Telewest acquired Flextech. As a result, each share of Flextech was exchanged for 3.78 new Telewest shares. Prior to the acquisition, Liberty owned an approximate 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, Liberty owns an approximate 24.6% equity interest in Telewest. Liberty recognized a $649 million gain (excluding related tax expense of $227 million) on the acquisition based on the difference between the carrying value of Liberty's interest in Flextech and the fair value of the Telewest shares received. At December 31, 2000 Liberty indirectly owned 724 million of the issued and outstanding Telewest ordinary shares. Telewest's ordinary shares reported a closing price of $1.58 per share on December 31, 2000.

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

         Gemstar

         Gemstar is a leading global technology and media company focused on consumer entertainment. The common stock of Gemstar is publicly traded. At December 31, 2000, Liberty held 87.5 million shares of Gemstar common stock. Gemstar's stock reported a closing price of $46.13 per share on December 31, 2000.

         On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. TV Guide shareholders received .6573 shares of Gemstar common stock in exchange for each share of TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock. Following the merger, Liberty owns approximately 21.4% of Gemstar. Liberty recognized a $4.4 billion gain (before deducting deferred income taxes of $1.7 billion) on such transaction based on the difference between the carrying value of Liberty's interest in TV Guide and the fair value of the Gemstar securities received.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         UnitedGlobalCom

         UnitedGlobalCom is a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At December 31, 2000, Liberty owned an approximate 10.9% economic ownership interest representing an approximate 36.8% voting interest in UnitedGlobalCom. Liberty owns 9.9 million shares of UnitedGlobalCom Class B common stock and .6 million shares of UnitedGlobalCom Class A common stock. The UnitedGlobalCom Class B common stock is convertible, on a one - for-one basis, into UnitedGlobalCom Class A common stock. UnitedGlobalCom's Class A common stock reported a closing price of $13.63 per share on December 31, 2000.

(6)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                                     December 31,
                                                               ---------------------------
                                                                   2000           1999
                                                               ------------   ------------
                                                                   amounts in millions
         Sprint Corporation ("Sprint PCS")                     $      5,192         10,186
         Time Warner, Inc. ("Time Warner")                            6,325          8,202
         News Corp.                                                   2,342          2,403
         Motorola, Inc. ("Motorola")                                  1,982          3,430
         Other available-for-sale securities                          2,989          3,765
         Other investments, at cost, and related receivables            705            985
                                                               ------------   ------------
                                                                     19,535         28,971
             Less short-term investments                                500            378
                                                               ------------   ------------
                                                               $     19,035         28,593
                                                               ============   ============

         Sprint PCS

         Liberty and certain of its consolidated subsidiaries collectively are the beneficial owners of approximately 197 million shares of Sprint PCS Group Stock and certain other instruments convertible into such securities (the "Sprint Securities"). The Sprint PCS Group Stock is a tracking stock intended to reflect the performance of Sprint's domestic wireless PCS operations. Liberty accounts for its investment in the Sprint Securities as an available-for-sale security.

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned securities of Sprint PCS to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court of the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock - Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Final Judgment requires that the Trustee vote the Sprint Securities beneficially owned by Liberty and its consolidated subsidiaries in the same proportion as other holders of Sprint Securities so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ.

         On November 23, 1998, Liberty exchanged its investments in certain wireless businesses ("PCS Ventures") for the Sprint Securities ( the "PCS Exchange"). Liberty recorded a non-cash gain of $1.9 billion (before deducting deferred income taxes of $647 million) on the PCS Exchange based on the difference between the carrying amount of Liberty's equity method interest in the PCS Ventures and the fair value of the Sprint Securities received.

         Time Warner

         Liberty holds shares of a series of Time Warner's common stock with limited voting rights (the "TW Exchange Stock") that are convertible into an aggregate of 114 million shares of Time Warner common stock. Liberty accounts for its investment in Time Warner as an available-for-sale security.

         On January 11, 2001, Time Warner and America Online, Inc. completed their merger, pursuant to which each share of the Time Warner common stock held by Liberty was converted into 1.5 shares of an identical series of stock of AOL Time Warner, Inc. ("AOL Time Warner"). Following this conversion, Liberty owns approximately 171 million shares of AOL Time Warner, which represents an approximate 4% interest in the combined entity.

         Pursuant to an option granted by Liberty, Time Warner acquired Southern Satellite Systems, Inc., effective January 1, 1998, for $213 million in cash. Liberty recognized a $515 million pre-tax gain in connection with such transaction in the first quarter of 1998.

         News Corp.

         On July 15, 1999, News Corp. acquired Liberty's 50% interest in Fox/Liberty Networks in exchange for 51.8 million News Corp. American Depository Receipts ("ADRs") representing preferred limited voting ordinary shares of News Corp. Of the 51.8 million ADRs received, 3.6 million were placed in an escrow (the "Escrow Shares") pending an independent third party valuation, as of the third anniversary of the transaction. The remainder of the 51.8 million ADRs received (the "Restricted Shares") are subject to a two-year lockup which restricts any transfer of the securities for a period of two years from the date of the transaction. Liberty recorded the Restricted Shares at fair value of $1,403 million, which included a discount from market value due to the two-year restriction on transfer, resulting in a $13 million gain on the transaction. In a related transaction, Liberty acquired from News Corp. 28.1 million additional ADRs representing preferred limited voting ordinary shares of News Corp. for approximately $695 million. Liberty accounts for its investment in News Corp. as an available-for-sale security.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Motorola

         On January 5, 2000, Motorola completed the acquisition of General Instrument through a merger of General Instrument with a wholly owned subsidiary of Motorola. In connection with the merger Liberty received 54 million shares and warrants to purchase 37 million shares of Motorola common stock in exchange for its holdings in General Instrument. Liberty recognized a $2.2 billion gain (excluding related tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received. During 2000, Liberty exercised a warrant to purchase approximately 9 million shares of Motorola common stock at an exercise price of $8.26 per share. At December 31, 2000 Liberty holds approximately 63 million shares of Motorola common stock and vested warrants to purchase an additional 28 million shares of such common stock.

         Investments in available-for-sale securities are summarized as follows:

                                                                                  December 31,
                                                                           -------------------------
                                                                              2000           1999
                                                                           ----------     ----------
                                                                              amounts in millions
              Equity securities:
                 Cost basis                                                $   17,641         13,657
                 Gross unrealized holding gains                                 2,254         11,453
                 Gross unrealized holding losses                               (2,620)          (646)
                                                                           ----------     ----------
                 Fair value                                                    17,275         24,464
                                                                           ----------     ----------
              Debt securities:
                 Cost basis                                                     1,533          2,017
                 Gross unrealized holding gains                                    86             --
                 Gross unrealized holding losses                                  (64)           (22)
                                                                           ----------     ----------
                 Fair value                                                $    1,555          1,995
                                                                           ----------     ----------

         Management estimates the fair market value of all of its investments in available-for-sale securities and others aggregated $19.7 billion and $29.2 billion at December 31, 2000 and December 31, 1999, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

         Impairment of Investments

         During the year ended December 31, 2000, Liberty determined that its investments in Motorola, Primedia, Inc. and certain others experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values at December 31, 2000 based primarily on recent quoted market prices. These adjustments resulted in realized losses of approximately $1.5 billion and are reflected as impairment of investments in the consolidated statements of operations.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Equity Collars and Put Spread Collars

         The Company enters into equity collars and put spread collars to manage pricing risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models using the historical volatility of the underlying security. Accounting for changes in fair value of these instruments depends on the amount of correlation between the change in the fair value of the instrument and the offsetting change in the underlying equity security. Equity collars generally have a high correlation with the underlying security, while put spread collars generally do not have high correlation. Accordingly, changes in the fair value of the equity collar are recorded as an adjustment to the carrying value of the related investment with an offsetting change recorded in other comprehensive earnings. The offsetting change in the value of put spread collars is recorded in the consolidated statements of operations as unrealized gains on financial instruments. The following table illustrates the fair value of the Company's equity collars and put spread collars as follows:

                                                                December 31,
                                                         ------------------------
                         Type of Derivative                 2000           1999
                         ------------------              ----------     ----------
               Equity collars                             $  1,293         (633)
               Put spread collars                              188           --

(7)      Acquisitions and Dispositions

         2000

         Associated Group, Inc. ("Associated Group")

         On January 14, 2000, AT&T completed the acquisition of Associated Group. Each share of Associated Group's common stock was converted into shares of AT&T common stock and AT&T Liberty Media Group tracking stock, subject to applicable exchange ratios. Prior to the merger, Associated Group's primary assets were shares of AT&T common stock and AT&T Liberty Media Group tracking stock, approximately 21.4 million shares of common stock of Teligent, Inc. ("Teligent") and all of the outstanding shares of common stock of TruePosition, Inc. ("True Position"), which provides location services for wireless carriers and users designed to determine the location of any wireless transmitter, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group other than the AT&T stock and the equity interest in Teligent were transferred to Liberty. The acquisition of Associated Group was accounted for as a purchase and the $17 million excess of the fair value of the net assets acquired over the purchase price is being amortized over ten years. In connection with the net liability contributed to Liberty in this transaction, Liberty recorded a $69 million decrease to additional paid-in-capital.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Liberty Satellite and Technology, Inc. ("LSAT")

         On March 16, 2000, Liberty purchased shares of preferred stock in TCI Satellite Entertainment, Inc. in exchange for Liberty's economic interest in approximately 5 million shares of Sprint PCS Group stock, valued at $300 million. During the third quarter of 2000, TCI Satellite Entertainment, Inc. changed its name to LSAT. Liberty received 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of LSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of LSAT. In connection with this transaction, Liberty realized a $211 million gain (before related tax expense of $84 million) based on the difference between the cost basis and fair value of the economic interest in the Sprint PCS Group stock exchanged.

         Ascent Entertainment Group, Inc. ("Ascent")

         On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid approximately $385 million. On June 8, 2000, Liberty completed its acquisition of 100% of Ascent for an additional $67 million. Such transaction was accounted for as a purchase and the $228 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 5 years.

         Liberty Livewire Corporation ("Liberty Livewire")

         On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company ("Four Media") in exchange for approximately $123 million, 6.4 million shares of AT&T Class A Liberty Media Group common stock and a warrant to purchase approximately 700,000 shares of AT&T Class A Liberty Media Group common stock at an exercise price of $23 per share. The acquisition was accounted for as a purchase. In connection with the AT&T Class A Liberty Media Group common stock issued in this transaction, Liberty recorded a $145 million increase to additional paid-in-capital and the $276 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Four Media provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

         On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO"), consisting of approximately 6.5 million shares of Class B Common Stock of Todd-AO, representing 60% of the equity and approximately 94% of the voting power of Todd-AO outstanding immediately prior to the closing, in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group common stock. The acquisition was accounted for as a purchase. In connection with the AT&T Class A Liberty Media Group common stock issued in this transaction, Liberty recorded a $106 million increase to additional paid-in-capital and the $96 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

         Following Liberty's acquisition of Todd-AO, and the contribution by Liberty to Todd-AO of Liberty's ownership in Four Media, Todd-AO changed its name to Liberty Livewire.

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

         1999

         TV Guide

         On March 1, 1999, United Video Satellite Group, Inc. ("UVSG") and News Corp. completed a transaction whereby UVSG acquired News Corp.'s TV Guide properties and UVSG was renamed TV Guide. Upon completion of this transaction, and another transaction completed by TV Guide on the same date, Liberty owned an economic interest of approximately 44% and controlled approximately 49% of the voting power of TV Guide. In connection with the increase in TV Guide's equity, net of dilution of Liberty's ownership interest in TV Guide, Liberty recognized a gain of $372 million (before deducting deferred income taxes of $147 million). Upon consummation, Liberty began accounting for its interest in TV Guide under the equity method of accounting.

         1998

         Pramer S.A. ("Pramer")

         On August 24, 1998, Liberty purchased 100% of the issued and outstanding common stock of Pramer, an Argentine programming company, for a total purchase price of $97 million, which was satisfied by $32 million in cash and the issuance of notes payable in the amount of $65 million. Such transaction was accounted for under the purchase method. Accordingly, the results of operations of Pramer have been consolidated with those of Liberty since August 24, 1998. The $101 million excess cost over acquired net assets is being amortized over ten years.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Other

         During 1998, TCI acquired certain minority interests of TV Guide and Liberty Media International, Inc. (formerly named Tele-Communications International, Inc.). The transactions were accounted for as acquisitions of minority interests. The aggregate value assigned to the shares issued by TCI was based upon the market value of the shares issued at the time each transaction was announced. Immediately following the transactions TCI contributed the minority interests acquired to Liberty. The contributions were recorded as an increase to additional paid-in-capital of $772 million.

         Proforma Information

         The following unaudited condensed results of operations for the years ended December 31, 2000 and 1999 were prepared assuming the 2000 acquisitions discussed above and the AT&T Merger occurred on January 1, 1999. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above and the AT&T Merger had occurred on January 1, 1999.

                                                    Years ended
                                                    December 31,
                                             -------------------------
                                                2000           1999
                                             ----------     ----------
                                                (amounts in millions)
              Revenue                         $  1,769         1,754
              Net earnings (loss)             $  2,497        (2,826)

(8)      Long-Term Debt

         Debt is summarized as follows:

                                                                    Weighted
                                                                     average
                                                                    interest              December 31,
                                                                      rate         -------------------------
                                                                      2000            2000           1999
                                                                   ----------      ----------     ----------
                                                                                      amounts in millions
         Parent company debt:
             Senior notes                                              7.88%       $      742            741
             Senior debentures                                         8.33%            1,486            494
             Senior exchangeable debentures                            3.70%            1,679          1,022
             Securities lending agreement                              6.53%              338             --
             Bank credit facilities                                    7.43%              475            390
                                                                                   ----------     ----------
                                                                                        4,720          2,647
         Debt of subsidiaries:
             Bank credit facilities                                    8.41%            1,129            573
             Senior notes                                             11.88%              179             --
             Other debt, at varying rates                                                 335             57
                                                                                   ----------     ----------
                                                                                        1,643            630
                                                                                   ----------     ----------
             Total debt                                                                 6,363          3,277
         Less current maturities                                                        1,094            554
                                                                                   ----------     ----------
             Total long-term debt                                                  $    5,269          2,723
                                                                                   ==========     ==========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Senior Notes and Debentures

         On July 7, 1999, Liberty issued $750 million of 7-7/8% Senior Notes due 2009 and issued $500 million of 8-1/2% Senior Debentures due 2029 for aggregate cash proceeds of $741 million and $494 million, respectively. Interest on both issuances is payable on January 15 and July 15 of each year.

         On February 2, 2000, Liberty issued $1 billion of 8-1/4% Senior Debentures due 2030 for aggregate cash proceeds of $983 million. Interest on these debentures is payable on February 1 and August 1 of each year.

         The senior notes and debentures are stated net of an aggregate unamortized discount of $22 million and $15 million at December 31, 2000 and 1999, respectively, which is being amortized to interest expense in the consolidated statements of operations.

         Senior Exchangeable Debentures

         On November 16, 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2030 for aggregate cash proceeds of $854 million. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group stock. After the later of December 31, 2001 or the date Liberty's ownership level in the Sprint PCS Group falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

         On February 10, 2000, Liberty issued $750 million of 3-3/4% Senior Exchangeable Debentures due 2030 for aggregate cash proceeds of $735 million. On March 8, 2000, an additional $60 million of 3-3/4% Senior Exchangeable Debentures due 2030 were issued for aggregate proceeds of $59 million. Interest is payable on February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group stock. After the later of February 15, 2002 or the date Liberty's ownership level in the Sprint PCS Group falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Securities Lending Agreement

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $338 million at December 31, 2000. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the federal funds rate less 30 basis points to the borrower of the loaned shares. Unutilized cash collateral of $49 million at December 31, 2000 represents restricted cash and is included in other current assets on the consolidated balance sheets. At December 31, 2000, Liberty had utilized $289 million of the cash collateral under the securities lending agreement.

         At December 31, 2000, Liberty had approximately $270 million in unused lines of credit under its bank credit facilities. The bank credit facilities of Liberty generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Liberty was in compliance with its debt covenants at December 31, 2000. Additionally, Liberty pays fees ranging from .15% to .375% per annum on the average unborrowed portions of the total amounts available for borrowings under bank credit facilities.

         The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years are as follows: 2001: $1,094 million; 2002: $28 million; 2003: $132 million; 2004: $270 million and 2005:
         $347 million.

         Based on quoted market prices, the fair value of Liberty's debt at December 31, 2000 is as follows (amounts in millions):

            Senior notes of parent company                              $   737
            Senior debentures of parent company                           1,384
            Senior exchangeable debentures of parent company              1,053
            Senior notes of subsidiary                                      184

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at December 31, 2000.

(9)      Income Taxes

         Subsequent to the AT&T Merger, Liberty is included in the consolidated federal income tax return of AT&T and is a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). Liberty calculates its respective tax liability on a separate return basis. The income tax provision for Liberty is calculated based on the increase or decrease in the tax liability of the AT&T consolidated group resulting from the inclusion of those items in the consolidated tax return of AT&T which are attributable to Liberty.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Under the AT&T Tax Sharing Agreement, Liberty receives a cash payment from AT&T in periods when it generates taxable losses and such taxable losses are utilized by AT&T to reduce the consolidated income tax liability. This utilization of taxable losses is accounted for by Liberty as a current federal intercompany income tax benefit. To the extent such losses are not utilized by AT&T, such amounts are available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and are accounted for as a deferred federal income tax benefit.

         In periods when Liberty generates federal taxable income, AT&T has agreed to satisfy such tax liability on Liberty's behalf up to a certain amount. The reduction of such computed tax liabilities will be accounted for by Liberty as an addition to additional paid-in-capital. The total amount of future federal tax liabilities of Liberty which AT&T will satisfy under the AT&T Tax Sharing Agreement is approximately $830 million, which represents the tax effect of the net operating loss carryforward reflected in TCI's final federal income tax return, subject to IRS adjustments. Thereafter, Liberty is required to make cash payments to AT&T for federal tax liabilities of Liberty.

         To the extent AT&T utilizes existing net operating losses of Liberty, such amounts will be accounted for by Liberty as a reduction of additional paid-in-capital. Net operating losses of Liberty with a tax effected carrying value of $38 million and $88 million were recorded as a reduction to additional paid-in-capital during the year ended December 31, 2000 and the ten months ended December 31, 1999.

         Liberty will generally make cash payments to AT&T related to states where it generates taxable income and receive cash payments from AT&T in states where it generates taxable losses.

         Prior to the AT&T Merger, Liberty was included in TCI's consolidated tax return and was a party to the TCI tax sharing agreements.

         Liberty's obligation under the 1995 TCI Tax Sharing Agreement of approximately $138 million (subject to adjustment), which is included in "due to (from) related parties," shall be paid at the time, if ever, that Liberty deconsolidates from AT&T. Liberty's receivable under the 1997 TCI Tax Sharing Agreement of approximately $220 million was forgiven in the AT&T Tax Sharing Agreement and recorded as an adjustment to additional paid-in-capital by Liberty in connection with the AT&T Merger.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Income tax benefit (expense) consists of:

                                                        New Liberty                          Old Liberty
                                              --------------------------------    --------------------------------
                                                 Year              Ten months      Two months             Year
                                                 ended               ended           ended                ended
                                              December 31,        December 31,    February 28,        December 31,
                                              ------------        ------------    ------------        ------------
                                                  2000                1999            1999                 1998
                                              ------------        ------------    ------------        ------------
                                                                      amounts in millions
         Current:
             Federal                          $       132                  75               1                  89
             State and local                            3                  (3)             --                  (4)
                                              -----------         -----------     -----------         -----------
                                                      135                  72               1                  85
                                              -----------         -----------     -----------         -----------

         Deferred:
             Federal                               (1,904)                873            (168)               (437)
             State and local                         (421)                152             (44)               (109)
                                              -----------         -----------     -----------         -----------
                                                   (2,325)              1,025            (212)               (546)
                                              -----------         -----------     -----------         -----------

         Income tax benefit (expense)         $    (2,190)              1,097            (211)               (461)
                                              ===========         ===========     ===========         ===========

         Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                        New Liberty                          Old Liberty
                                              --------------------------------    --------------------------------
                                                 Year              Ten months      Two months             Year
                                                 ended               ended           ended                ended
                                              December 31,        December 31,    February 28,        December 31,
                                              ------------        ------------    ------------        ------------
                                                  2000                1999            1999                 1998
                                              ------------        ------------    ------------        ------------
                                                                      amounts in millions
         Computed expected tax benefit
             (expense)                        $    (1,666)              1,075             (49)               (379)
         Dividends excluded for income
             tax purposes                              22                  11               2                  13
         Minority interest in equity of
             subsidiaries                              22                  32              --                  (5)
         Amortization not deductible for
             income tax purposes                     (187)               (122)             (4)                (21)
         State and local income taxes,
             net of federal income taxes             (267)                 97             (29)                (74)
         Recognition of difference in
             income tax basis of
             investments in subsidiaries              (54)                 --            (130)                 --
         Change in valuation allowance                (50)                 --              --                  --
         Other, net                                   (10)                  4              (1)                  5
                                              -----------         -----------     -----------         -----------
                                              $    (2,190)              1,097            (211)               (461)
                                              ===========         ===========     ===========         ===========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                            December 31,
                                                                     -------------------------
                                                                        2000           1999
                                                                     ----------     ----------
                                                                        amounts in millions
         Deferred tax assets:
             Net operating and capital loss carryforwards            $      295             43
             Accrued stock compensation                                     247            749
             Other future deductible amounts                                 --             61
                                                                     ----------     ----------
             Deferred tax assets                                            542            853
                Less valuation allowance                                    131             50
                                                                     ----------     ----------
             Net deferred tax assets                                        411            803
                                                                     ----------     ----------
         Deferred tax liabilities:
             Investments in affiliates                                   11,229         13,912
             Intangible assets                                              221            200
             Other                                                           30             44
                                                                     ----------     ----------
             Deferred tax liabilities                                    11,480         14,156
                                                                     ----------     ----------

         Net deferred tax liabilities                                $   11,069         13,353
                                                                     ==========     ==========

         At December 31, 2000, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $800 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2004: $63 million; 2005: $42 million; 2006: $14 million; 2007: $27 million; 2008: $12 million; 2009: $23 million; 2010: $34 million; and beyond 2010: $585 million. These net operating losses are subject to certain rules limiting their usage.

(10)     Stockholder's Equity

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

         As of December 31, 2000, all of the issued and outstanding common stock of Liberty was held by AT&T.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Stock Issuances of Subsidiaries and Equity Affiliates

         Certain consolidated subsidiaries and equity affiliates of Liberty have issued shares of common stock in connection with acquisitions and the exercise of employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded increases to additional paid-in-capital as follows (amounts in millions):

                                                                                  Ten months
                                                                  Year ended        ended
                                                                 December 31,    December 31,
                                                                     2000            1999
                                                                 ------------    ------------
            Stock issuances by consolidated subsidiaries           $    199            102
            Stock issuances by equity affiliates
              (net of deferred income taxes of
              $88 million and $1 million, respectively)                 163               2
                                                                   --------        --------
                                                                   $    362             104
                                                                   ========        ========

         Transactions with Officers and Directors

         In December 2000, Liberty entered into an agreement to guaranty the repayment of a revolving line of credit extended by a financial institution to a director of Liberty with an aggregate available amount of up to $19.2 million. In consideration of this guaranty, the director has agreed to pay Liberty an annual fee of $96,000, payable quarterly, for each year of the two year term of the line of credit. To secure the director's repayment of any amount paid by Liberty under the guaranty, the director has granted to Liberty a security interest in all of his stock options and tandem or free-standing SARs with respect to shares of AT&T Liberty Media Group tracking stock and shares of AT&T's common stock. If the value of these securities fall below two times the amount of the loan Liberty has guaranteed, the director is required to pledge additional collateral to Liberty of sufficient value to maintain the two-times coverage ratio.

         In November 2000, Liberty granted certain officers, a director of Liberty and a board member of a subsidiary an aggregate 4.0725% common stock interest in a subsidiary that owns a direct interest in Liberty Livewire. The common stock interest granted to these individuals had a value of approximately $400,000. The subsidiary also awarded the director of Liberty a deferred bonus in the initial total amount of approximately $3.4 million, which amount will decrease by an amount equal to any increase over the five-year period from the date of the award in the value of certain of the common shares granted to the director. Liberty and the individuals entered into a stockholders' agreement in which the individuals could require Liberty to repurchase, after five years, all or part of their common stock interest in exchange for AT&T Class A Liberty Media Group common stock at its then fair market value. In addition, Liberty has the right to repurchase, in exchange for AT&T Class A Liberty Media Group common stock, the common stock interests held by the individuals at fair market value at any time.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In October 2000, Liberty restructured its ownership interests in certain assets into a new consolidated subsidiary. Liberty then sold a preferred interest in such subsidiary to the Chairman of the Board of Directors in exchange for approximately 540,000 shares of LSAT Series A common stock, approximately 3.3 million shares of LSAT Series B common stock and cash consideration of approximately $88 million. No gain or loss was recognized due to the related party nature of such transaction.

         In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owns an indirect interest in an entity that holds certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for AT&T Class A Liberty Media Group common stock at the then fair market value. In addition, Liberty has the right to purchase, in exchange for AT&T Class A Liberty Media Group common stock, the common stock interests held by the officers at fair market value at any time.

         In August 2000, a subsidiary of Liberty sold shares of such subsidiary's Series A Convertible Participating Preferred Stock (the "Preferred Shares") to a director of Liberty, who is also the Chairman and Chief Executive Officer of such subsidiary, for a $21 million note. The Preferred Shares are convertible into 1.4 million shares of the subsidiary's common stock. The note is secured by the Preferred Shares or the proceeds from the sale of such shares and the director's personal obligations under such loan are limited. The note, which matures on August 1, 2005, may not be prepaid and interest on the note accrues at a rate of 7% per annum.

         In May 2000, an officer of Liberty, certain officers of a subsidiary and another individual purchased an aggregate 20% common stock interest in a subsidiary for $800,000. This subsidiary owns a 10% interest in Jupiter Telecommunications Co., Inc. Liberty and the individuals entered into a shareholders agreement in which the individuals could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for AT&T Class A Liberty Media Group common stock at its then fair market value. In addition, Liberty has the right to purchase, in exchange for AT&T Class A Liberty Media Group common stock, the common stock interests held by the officers at fair market value at any time. Liberty recognized $3 million of compensation expense related to changes in the market value of its contingent liability to reacquire the common stock interests held by these officers during the year ended December 31, 2000.

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Liberty is party to a call agreement with certain shareholders of AT&T Class B Liberty Media Group common stock, including the Chairman of the Board of Directors, which grants Liberty a right to acquire all of the AT&T Class B Liberty Media Group common stock held by such shareholders in certain circumstances. The price of acquiring such shares is generally limited to the market price of the AT&T Class A Liberty Media Group common stock, plus a 10% premium. Liberty paid an aggregate $140 million to these shareholders for the rights under the call agreement in February 1998.

         Transactions with AT&T and Other Related Parties

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others pursuant to long term affiliation agreements. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $243 million, $180 million, $43 million and $162 million for the twelve months ended December 31, 2000, the ten months ending December 31, 1999, the two month period ending February 28, 1999 and the year ended December 31, 1998, respectively.

         AT&T allocates certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods are reasonable and materially approximate the amount that Liberty would have incurred on a stand-alone basis. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $37 million, $24 million, $6 million and $43 million during the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively, and are included in operating, selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive earnings.

         On April 8, 1999, Liberty redeemed all of its outstanding 4-1/2% convertible subordinated debentures. The debentures were convertible into shares of AT&T Liberty Media Group Class A common stock at a conversion price of $11.77, or 84.96 shares per $1,000 principal amount. Certain holders of the debentures had exercised their rights to convert their debentures and 29.2 million shares of AT&T Liberty Media Group tracking stock were issued to such holders. In connection with such issuance of AT&T Liberty Media Group tracking stock, Liberty recorded an increase to additional paid-in-capital of $354 million.

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Due to (from) Related Parties

         The components of "Due to (from) related parties" are as follows:

                                                             December 31,
                                                         2000           1999
                                                      ----------     ----------
                                                         amounts in millions
         Note receivable from related party           $    (476)             --
         Intercompany account                               334              27
                                                      ---------      ----------
                                                      $    (142)             27
                                                      =========      ==========

         During 2000, Liberty transferred its interest in ICG Communications, Inc. ("ICG") to an attributed subsidiary of Liberty Media Group that is not a subsidiary of the Company for $485 million which was equal to Liberty's carrying value of ICG. No gain or loss was recognized due to the related party nature of such transaction. In exchange for its interest in ICG, Liberty received a note receivable, which is due and payable in 2010. During the fourth quarter of 2000, Liberty received a $9 million payment on the note from the related party.

         The non-interest bearing intercompany account includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

(11)     Stock Options and Stock Appreciation Rights

         Liberty

         Certain officers and employees of Liberty hold options with tandem stock appreciation rights ("SARs") to acquire AT&T common stock and AT&T Class A and/or B Liberty Media Group common stock as well as restricted stock awards of AT&T common stock and AT&T Class A Liberty Media Group common stock. The following descriptions of stock options and/or SARs have been adjusted to reflect the AT&T Merger and any subsequent stock splits.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase AT&T common stock and AT&T Liberty Media Group Class A and Class B tracking stock granted to certain officers and other key employees of the Company.

                                                                                   AT&T Liberty
                                                             AT&T                  Media Group
                                                            common                   tracking
                                                            stock         WAEP        stock         WAEP
                                                         ------------     ----     ------------     ----
                                                              amounts in thousands, except for WAEP
         Outstanding at January 1, 1998                        3,628     $10.38         54,380     $ 8.05
               Granted                                           137      22.10         33,362      43.11
               Exercised                                      (1,549)      8.90         (9,538)      6.63
               Canceled                                          (27)     12.82            (46)      4.40
                                                         -----------               -----------
         Outstanding at December 31, 1998                      2,189      12.06         78,158      23.19
               Granted                                            --         --          1,244      18.43
               Exercised                                        (316)     11.65         (7,510)      5.02
               Adjustment for transfer of employees           (1,140)      8.14         (1,158)      6.70
                                                         -----------               -----------
         Outstanding at December 31, 1999                        733      13.23         70,734       6.97
               Granted                                            --         --          2,341      21.73
               Exercised                                         (55)     12.53         (7,214)      5.69
               Canceled                                           --         --           (479)      9.45
               Options issued in mergers                          --         --         12,134       4.75
                                                         -----------               -----------
         Outstanding at December 31, 2000                        678      13.29         77,516       7.20
                                                         ===========               ===========
         Exercisable at December 31, 2000                        614                    52,856
                                                         ===========               ===========
         Vesting period                                      5 yrs                     5yrs

         Liberty Digital, Inc. ("Liberty Digital")

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

         There are 19,295,193 shares subject to this plan all of which were granted in 1999 at an effective exercise price of $2.46 and a weighted average remaining life of 3 years at year end. The deferred compensation and SARs components vest 20% annually beginning with the first vesting date of December 15, 1999. Fully vested unexercised options total 3,046,188 at year-end. During the year ended December 31, 1999, 3,859,038 options were exercised, 3,251,401 options were cancelled and no options expired during 2000. This plan terminates on December 15, 2003.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Starz Encore Group

         Starz Encore Group Phantom Stock Appreciation Rights Plan. During 2000, 1999 and 1998 Starz Encore Group granted Phantom Stock Appreciation Rights (PSARS) to certain of its officers under this plan. PSARS granted under the plan generally vest over a five year period. Compensation under the PSARS is computed based upon a formula derived from the appraised fair value of the net assets of Starz Encore Group. All amounts earned under the plan are payable in cash.

         Other

         Certain of our subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(12)     Other Comprehensive Earnings

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

                                                                                                  Accumulated
                                                                Foreign                             other
                                                                currency         Unrealized      comprehensive
                                                               translation        gains on       earnings, net
                                                               adjustments       securities         of taxes
                                                               -----------       ----------      -------------
                                                                             amounts in millions
         Balance at January 1, 1998                            $        3              764                767
         Other comprehensive earnings                                   2            2,417              2,419
                                                               ----------        ---------       ------------
         Balance at December 31, 1998                                   5            3,181              3,186

         Other comprehensive earnings (loss)                          (15)             885                870
                                                               ----------        ---------       ------------
         Balance at February 28, 1999                          $      (10)           4,066              4,056
                                                               ==========        =========       ============

         -----------------------------------------------------------------------------------------------------

         Balance at March 1, 1999                              $       --               --                 --
         Other comprehensive earnings                                  60            6,458              6,518
                                                               ----------        ---------       ------------
         Balance at December 31, 1999                                  60            6,458              6,518
                                                               ----------        ---------       ------------

         Other comprehensive earnings                                (202)          (6,713)            (6,915)
                                                               ----------        ---------       ------------
         Balance at December 31, 2000                          $     (142)            (255)              (397)
                                                               ==========        =========       ============

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

                                                                                              Tax
                                                                           Before-tax      (expense)      Net-of-tax
                                                                             amount         benefit         amount
                                                                           ----------      ---------      ----------
                                                                                       amounts in millions
         Year ended December 31, 2000:
         Foreign currency translation adjustments                          $    (334)           132            (202)
                                                                           ---------       --------       ---------
         Unrealized gains on securities:
              Unrealized holding losses arising during period                (10,055)         3,977          (6,078)
              Less reclassification adjustment for gains realized in
                  net loss                                                    (1,050)           415            (635)
                                                                           ---------       --------       ---------
              Net unrealized losses                                          (11,105)         4,392          (6,713)
                                                                           ---------       --------       ---------
         Other comprehensive earnings                                      $ (11,439)         4,524          (6,915)
                                                                           =========       ========       =========

         Ten months ended December 31, 1999:
         Foreign currency translation adjustments                          $      99            (39)             60
                                                                           ---------       --------       ---------
         Unrealized gains on securities:
              Unrealized holding gains arising during period                  10,671         (4,220)          6,451
              Less reclassification adjustment for losses realized
                in net loss                                                       12             (5)              7
                                                                           ---------       --------       ---------
              Net unrealized gains                                            10,683         (4,225)          6,458
                                                                           ---------       --------       ---------
         Other comprehensive earnings                                      $  10,782         (4,264)          6,518
                                                                           =========       ========       =========

         -----------------------------------------------------------------------------------------------------------

         Two months ended February 28, 1999:
         Foreign currency translation adjustments                          $     (25)           10              (15)
         Unrealized gains on securities:
              Unrealized holding gains arising during period                   1,464           (579)            885
                                                                           ---------       --------       ---------
         Other comprehensive earnings                                      $   1,439           (569)            870
                                                                           =========       ========       =========

         Year ended December 31, 1998:
         Foreign currency translation adjustments                          $       3             (1)              2
         Unrealized gains on securities:
              Unrealized holding gains arising during period                   3,998         (1,581)          2,417
                                                                           ---------       --------       ---------
         Other comprehensive earnings                                      $   4,001         (1,582)          2,419
                                                                           =========       ========       =========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)     Commitments and Contingencies

         Starz Encore Group, a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at December 31, 2000, these agreements require minimum payments aggregating approximately $1.3 billion. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At December 31, 2000, the Guaranteed Obligations aggregated approximately $659 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

         Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounts to $50 million, $30 million, $9 million and $27 million for the year ended December 31, 2000, for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively.

         A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2000 follows (amounts in millions):

                  Years ending December 31:
                        2001                                 $   46
                        2002                                     41
                        2003                                     37
                        2004                                     32
                        2005                                     23
                        Thereafter                               61

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

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)     Information about Liberty's Operating Segments

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

         For the year ended December 31, 2000, Liberty had four operating segments: Starz Encore Group, Liberty Livewire, On Command Corporation ("On Command") and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room on-demand video entertainment and information services to the domestic lodging industry and is majority owned and consolidated by Liberty. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

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

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                      Starz
                                                      Encore      Liberty         On
                                                      Group       Livewire      Command      Other      Total
                                                     --------    ----------    ---------    -------    -------
                                                                          amounts in millions
         Performance measures:

         Year ended December 31, 2000
             Revenue                                 $    733           295          200        298      1,526
             Operating cash flow                          235            44           49         12        340

         Ten months ended December 31, 1999
             Revenue                                   $  539            --           --        190        729
             Operating cash flow                          124            --           --          9        133

         Balance Sheet Information:

         As of December 31, 2000
             Total assets                               2,754         1,141          439     49,842     54,176
             Investments in affiliates                    155             8            2     20,214     20,379

         As of December 31, 1999
             Total assets                               2,636            --           --     56,014     58,650
             Investments in affiliates                     --            --           --     15,922     15,922

         -----------------------------------------------------------------------------------------------------

         Performance Measures:

         Two months ended February 28, 1999
             Revenue                                   $  101            --           --        134        235
             Operating cash flow                           41            --           --          6         47

         Year ended December 31, 1998
             Revenue                                      541            --           --        818      1,359
             Operating cash flow                           96            --           --        120        216

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                        New Liberty                          Old Liberty
                                              --------------------------------    --------------------------------
                                                 Year              Ten months      Two months             Year
                                                 ended               ended           ended                ended
                                              December 31,        December 31,    February 28,        December 31,
                                              ------------        ------------    ------------        ------------
                                                  2000                1999            1999                 1998
                                              ------------        ------------    ------------        ------------
                                                                      amounts in millions
         Segment operating cash flow          $       340                 133              47                 216
         Stock compensation                           950              (1,785)           (183)               (518)
         Depreciation and amortization               (853)               (562)            (22)               (129)
         Interest expense, including
              amounts to related parties             (246)               (288)            (26)               (113)
         Share of losses of affiliates             (1,731)               (904)            (66)             (1,002)
         Gains on dispositions, net                 7,339                   4              14               2,449
         Impairment of investments                 (1,476)                 --              --                  --
         Other, net                                   436                 330             377                 180
                                              -----------         -----------     -----------         -----------
         Earnings (loss) before income
              taxes                           $     4,759              (3,072)            141               1,083
                                              ===========         ===========     ===========         ===========

(15)     Proposed Split Off Transaction

         AT&T currently owns all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty Media Corporation. Subsequent to December 31, 2000, AT&T initiated a process for effecting the split off of Liberty Media Corporation from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock (the "Split Off Transaction"). Prior to the Split Off Transaction, Liberty will increase its authorized capital stock, and the Liberty Class A and Class B Common Stock will be reclassified as Series A Liberty Media Corporation common stock ("Series A common stock") and the Class C Common Stock will be reclassified as Series B Liberty Media Corporation common stock ("Series B common stock"). In the Split Off Transaction, each share of Class A and Class B Liberty Media Group Common Stock will be exchanged for a like share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty Media Corporation will no longer be a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock will remain outstanding. The Split Off Transaction will be accounted for at historical cost. There can be no assurance that the Split Off will be effected.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Immediately prior to the Split Off Transaction, AT&T will contribute to Liberty Media Corporation assets that are currently attributed to the Liberty Media Group but not held by Liberty Media Corporation (the "Contributed Assets"). These assets include (i) a preferred stock interest and common stock warrants in ICG Communications, Inc. ("ICG Communications"), a competitive local exchange telephone company; (ii) an approximate 34% common equity interest in Teligent, a full service facilities based communications company and (iii) an approximate 8% indirect common equity interest in Liberty Digital, a consolidated subsidiary of Liberty. The contributions will be accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty Media Corporation for periods prior to contributions will be restated to include the financial position and results of operations of the Contributed Assets once this transaction is completed.

         In connection with the Split Off Transaction, Liberty will also be deconsolidated from AT&T for federal income tax purposes. As a result, AT&T will be required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to our obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment will be reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. The expected net payment from AT&T is approximately $692 million. In addition, certain deferred intercompany gains will be includible in taxable income as a result of the Split Off Transaction and the resulting tax liability of approximately $122 million will be an obligation to Liberty.

(16)     Quarterly Financial Information (Unaudited)

                                                1st          2nd          3rd          4th
                                              Quarter      Quarter      Quarter      Quarter
                                             ---------    ---------    ---------    ---------
                                                            amounts in millions
         2000:
           Revenue                            $   235          382          436          473
                                              =======      =======      =======      =======
           Operating income (loss)            $   (83)          67          147          306
                                              =======      =======      =======      =======
           Net earnings (loss)                $   977          318        2,621       (1,347)
                                              =======      =======      =======      =======

                                      Old Liberty                     New Liberty
                                     ------------   -----------------------------------------------
                                       Two months    One month
                                         ended         ended         2nd         3rd         4th
                                      February 28    March 31,     Quarter     Quarter     Quarter
                                     ------------   -----------   ---------   ---------   ---------
                                                            amounts in millions
         1999:
           Revenue                    $     235            71         221         214         223
                                      =========      ========      ======      ======      ======
           Operating income (loss)    $    (158)            3        (636)        (95)     (1,486)
                                      =========      ========      ======      ======      ======
           Net loss                   $     (70)          (58)       (543)       (213)     (1,161)
                                      =========      ========      ======      ======      ======

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

         The following table sets forth certain information concerning the directors and executive officers of the Company, including a five year employment history and any directorships held in public companies:


Name                                                                         Positions
-------------------------------------       ---------------------------------------------------------------------------
John C. Malone                              Chairman of the Board and one of our directors since 1990. Dr. Malone
Born March 7, 1941                          served as Chairman of the Board and a director of Liberty Satellite &
                                            Technology, Inc. (formerly TCI Satellite Entertainment, Inc.) from December
                                            1996 to August 2000. Dr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999, as Chief Executive Officer of TCI from
                                            January 1994 to March 1999, and as President of TCI from January 1994 to
                                            March 1997. Dr. Malone is also a director of AT&T, The Bank of New York,
                                            USANi LLC, UnitedGlobalCom, Inc. and Cendant Corporation.

Robert R. Bennett                           President and Chief Executive Officer since April 1997 and one of our
Born April 19, 1958                         directors since September 1994. Mr. Bennett served as Executive Vice
                                            President of TCI from April 1997 to March 1999. Mr. Bennett served as our
                                            Executive Vice President, Secretary and Treasurer from June 1995 through
                                            March 1997, Chief Financial Officer from May 1996 through March 1997, and in various executive positions since our inception in 1990. Mr. Bennett also served as acting Chief Financial Officer of Liberty Digital, Inc. from
                                            June 1997 to July 1997. Mr. Bennett is a director of Gemstar-TV Guide
                                            International, Inc., Liberty Livewire Corporation, Liberty Satellite &
                                            Technology, Inc., USANi LLC and Telewest Communications plc and serves as
                                            Chairman of the Board of Liberty Digital, Inc.

                                                                     (continued)


                                     III-1

Name                                                                         Positions
-------------------------------------       ---------------------------------------------------------------------------
Gary S. Howard                              Executive Vice President, Chief Operating Officer and one of our directors
Born February 22, 1951                      since July 1998. Mr. Howard has also served as Chairman of the Board of
                                            Liberty Satellite & Technology, Inc. since August 2000. Mr. Howard served as Chief Executive Officer of Liberty Satellite & Technology, Inc. from
                                            December 1996 to April 2000. Mr. Howard also served as Executive Vice
                                            President of TCI from December 1997 to March 1999; as Chief Executive
                                            Officer, Chairman of the Board and a director of TV Guide, Inc. (prior to its merger with Gemstar) from June 1997 to March 1999; and as President and
                                            Chief Executive Officer of TCI Ventures Group, LLC from December 1997 to
                                            March 1999. Mr. Howard served as President of TV Guide, Inc. (prior to its merger with Gemstar) from June 1997 to September 1997; as President of
                                            Liberty Satellite & Technology, Inc. from February 1995 through August
                                            1997; and as Senior Vice President of TCIC from October 1994 to December
                                            1996. Mr. Howard is a director of Liberty Digital, Inc., Liberty Livewire
                                            Corporation, Liberty Satellite & Technology, Inc., Teligent, Inc. and On
                                            Command Corporation.

David J.A. Flowers                          A Senior Vice President and Treasurer of Liberty since October 2000. Mr.
Born May 17, 1954                           Flowers served as a Vice President and Treasurer of Liberty since April
                                            1997. Mr. Flowers served as Vice President -- Portfolio Manager of Liberty from June 1995 to April 1997. Prior to joining Liberty, Mr. Flowers held several positions at Toronto Dominion Bank from August 1989 to June 1995, including Managing Director in its Media Finance Group. Mr. Flowers is a
                                            director of Corus Entertainment, Inc.

Elizabeth M. Markowski                      A Senior Vice President of Liberty since November 2000. Prior to joining
Born October 26, 1948                       Liberty, Ms. Markowski was a partner in the law firm of Baker Botts L.L.P for more than the past five years.

Charles Y. Tanabe                           A Senior Vice President and General Counsel of Liberty since January 1999.
Born November 27, 1951                      Prior to joining Liberty, Mr. Tanabe was a member of Sherman & Howard
                                            L.L.C., a law firm based in Denver, Colorado, for more than five years.

Peter N. Zolintakis                         A Senior Vice President of Tax Strategy of Liberty since November 1998.
Born July 10, 1957                          Prior to joining Liberty, Mr. Zolintakis was a partner of
                                            PricewaterhouseCoopers, where he specialized, for more than five years, in the tax issues relating to corporate mergers, acquisitions, divestitures and restructurings for clients primarily in the cable television and high technology industries.

                                                                     (continued)


                                     III-2

Name                                                                         Positions
-------------------------------------       ---------------------------------------------------------------------------
Christopher W. Shean                        A Vice President and Controller of Liberty since October 2000. Prior to
Born July 16, 1965                          joining Liberty, Mr. Shean served at the accounting firm of KPMG for more than the past five years, most recently as an assurance partner.

Paul A. Gould                               A director since March 1999. Mr. Gould has also served as a Managing
Born September 27, 1945                     Director and Executive Vice President of Allen & Company Incorporated, an
                                            investment banking services company, for more than the last five years. Mr.
                                            Gould served as a director of TCI from December 1996 to March 1999, Liberty
                                            Media International, Inc. from July 1995 to October 1998, and TV Guide,
                                            Inc. (before its merger with Gemstar) from January 1996 to February 1998.
                                            Mr. Gould is a director of On Command Corporation.

Harold R. Handler                           A director since July 2000.  Mr. Handler has also served as Of Counsel to
Born August 24, 1935                        the law firm of Simpson Thacher & Bartlett since 1998 and President of the
                                            Jewish Community Center on the Upper West Side since 1998.  Mr. Handler served as a Partner with Simpson Thacher & Bartlett from 1970 to 1998.  Mr.
                                            Handler is a director of the Jewish Community Center on the Upper West Side
                                            and the Jewish Communal Fund.

Jerome H. Kern                              A director since since March 1999. Mr. Kern is the Chief Executive Officer
Born June 1, 1937                           and Chairman of the board of directors of On Command Corporation. Mr. Kern served as Vice Chairman and as a consultant of TCI from June 1998 to March
                                            1999. Prior to joining TCI, Mr. Kern was Special Counsel with the law firm of Baker Botts L.L.P. from July 1996 to June 1998, and a senior partner of
                                            Baker Botts L.L.P. from September 1992 to July 1996. He is a director of
                                            TCI Pacific Communications Inc. and On Command Corporation.

Frank J. Macchiarola                        A director since July 2000.  Dr. Macchiarola has also served as President
Born April 7, 1941                          of St. Francis College since July 1996 and special counsel to the law firm of Tannenbaum, Halpern, Syracuse & Hirschtritt LLP since 1990.  Dr.
                                            Macchiarola served as a Professor of Law and Political Science and the Dean
                                            of the Benjamin N. Cardozo School of Law at Yeshiva University from 1991 to
                                            1996.  Dr. Macchiarola is a director of Jefferies Group, Inc.

                                                                     (continued)


                                     III-3

Name                                                                         Positions
-------------------------------------       ---------------------------------------------------------------------------
Michael T. Ricks                            A director since July 2000.  Mr. Ricks has also served as Vice President,
Born November 21, 1959                      Treasury of Telseon, Inc., a metropolitan Internet infrastructure company since September, 2000.  Mr. Ricks served as Executive Director-Finance of
                                            MediaOne Group, Inc. during 1999, Chief Financial Officer-Atlanta Region of
                                            MediaOne from 1997 to 1999 and Director of Financial Planning and Analysis,
                                            US West Media Group from 1994 to 1996.

Larry E. Romrell                            A director since since March 1999. Mr. Romrell served as Executive Vice
Born December 30, 1939                      President of TCI from January 1994 to March 1999 and since March 1999 has
                                            served as a consultant to AT&T Broadband. Mr. Romrell also   served, from
                                            December 1997 to March 1999, as Executive Vice President and Chief
                                            Executive Officer of TCI Business Alliance and Technology Co., a subsidiary of TCI prior to the TCI merger that oversaw and developed TCI's technology activities; from December 1997 to March 1999, as Senior Vice President of
                                            TCI Ventures Group, LLC; and, from September 1994 to October 1997, as
                                            President of TCI Technology Ventures, Inc., a subsidiary of TCI prior to the TCI merger that invested in and developed companies engaged in advancing telecommunications technology. Mr. Romrell is a director of
                                            Liberty Livewire Corporation and General Communication, Inc.

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

                                                                     (continued)


                                     III-4

         The Class A Directors, whose terms expire at the annual meeting of stockholders in 2001, are Harold R. Handler, Frank J. Macchiarola and Michael T. Ricks. The Class B Directors, whose terms expire at the annual meeting of stockholders in 2006, are Larry E. Romrell, Jerome H. Kern and Gary S. Howard. The Class C Directors, whose terms expire at the annual meeting of stockholders in 2009, are John C. Malone, Paul A. Gould and Robert R. Bennett. At each annual meeting of our stockholders, the successors of that class or classes of directors whose term(s) expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held, in the case of the Class A Directors, in the following year, in the case of the Class B Directors, in the seventh year following the year of such election and, in the case of the Class C Directors, in the tenth year following the year of such election. The directors of each class will hold office until their respective death, resignation or removal and until their respective successors are elected and qualified.

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

         The board, by resolution passed by a majority of the whole board present at any meeting at which a quorum is present (provided that any such majority must include a majority of the Class B Directors and Class C Directors), may from time to time establish certain other committees of the board, consisting of one or more directors of Liberty. Any committee so established will have the powers delegated to it by resolution of the board, subject to applicable law and the Liberty Charter.

COMPENSATION OF DIRECTORS

         No member of our board of directors receives any compensation from us for serving on our board. However, each of the Class A Directors receives a $30,000 annual retainer from AT&T for serving on our board as well as $10,000 compensation, plus expenses, for each meeting of our board or any committee thereof that they attend in person. In addition we reimburse all Class B and Class C members of our board for travel expenses incurred to attend any meetings of our board or any committee thereof.

Item 11. Executive Compensation.

         (a)      Summary Compensation Table of Liberty Media Corporation

         The following tables set forth information relating to compensation including grants of stock options and stock appreciation rights ("SARs") in respect of securities of AT&T for:

    -    our Chief Executive Officer; and

    - our four other most highly compensated executive officers for the fiscal year ended December 31, 2000.

                                                                     (continued)


                                     III-5

These executive officers are collectively referred to as our "named executive officers".

     Summary Compensation Table. The following table sets forth information concerning the compensation paid to the named executive officers by Liberty for the three years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                       Annual
                                    Compensation                          Long-Term Compensation
                                -----------------------    -------------------------------------------------------
                                                                                Securities
                                                                                Underlying
   Name and Principal                                                          Options/ SARs         All Other
        Position                                                                  (# in            Compensation
      with Liberty              Year        Salary ($)        Bonus ($)         thousands)              ($)
---------------------------     ----      -------------    --------------     ---------------    -----------------
Robert R. Bennett               2000      $   1,000,000      $      ---             ---          $   47,013 (2)(3)
President and Chief             1999      $   1,000,000      $      ---             ---          $   47,013 (2)(3)
   Executive Officer            1998      $     559,354      $      ---          12,000 (1)      $   36,540 (2)(3)

Gary S. Howard                  2000      $     786,058      $      ---             ---          $   15,000 (3)
Executive Vice President        1999      $     750,000      $   23,210             ---          $   15,000 (3)
   and Chief Operating          1998      $     533,769      $      ---          10,000 (1)      $   15,000 (3)
   Officer

Charles Y. Tanabe               2000      $     524,039      $      ---             ---          $   15,000 (3)
Senior Vice President           1999      $     492,308      $      ---             ---          $   15,000 (3)
   and General Counsel          1998      $         ---      $      ---           2,400 (1)      $      ---

Peter N. Zolintakis             2000      $     485,692      $      ---             ---          $   15,000 (3)
Senior Vice President           1999      $     496,865      $      ---             ---          $   15,000 (3)
                                1998      $      76,946      $      ---           2,400 (1)      $      ---

David J.A. Flowers              2000      $     323,077      $      ---             ---          $   15,000 (3)
Senior Vice President           1999      $     274,038      $      ---             ---          $   10,000 (3)
   and Treasurer                1998      $     250,000      $     ---              500 (1)      $   10,000 (3)

(1) On December 29, 1998, pursuant to the 1998 Incentive Plan, these executive officers were granted options in tandem with SARs to acquire shares of TCI Series A Liberty Media Group common stock. In the AT&T merger, those options and tandem SARs were converted into options and rights with respect to AT&T Class A Liberty Media Group tracking stock at an exercise price of $10.81 per share, as adjusted for a subsequent two-for-one stock split. The options and tandem SARs vest evenly over five years on each anniversary of the date of grant. The options and tandem SARs expire on December 29, 2008, subject to earlier termination in certain events. Notwithstanding the vesting schedule as set forth in the option agreements, the options and SARs will immediately vest and become exercisable if the grantee's employment with Liberty terminates by reason of disability or the grantee dies while employed by Liberty.

                                                                     (continued)


                                     III-6

(2) Includes $32,013, $32,013 and $21,540 which consists of the amounts of premiums Liberty paid in fiscal 2000, 1999 and 1998, respectively, pursuant to split dollar, whole life insurance policies for the insured executive officer. Liberty will pay a portion of the premiums annually until the first to occur of:

         -    10 years from the date of the policy;
         -    the insured executive's death;
         -    the premiums are waived under a waiver of premium provision;
         -    the policy is terminated as set forth below; and
         - premiums are prepaid in full for the 10-year period as set forth below.

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

(3) Amounts represent contributions to the Liberty Media 401(k) Savings Plan (the "Liberty Savings Plan"). The Liberty Savings Plan provides employees with an opportunity to save for retirement. The Liberty Savings Plan participants may contribute up to 10% of their compensation and Liberty contributes a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty Savings Plan are fully vested upon contribution.

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

         With respect to Liberty contributions made to the Liberty Savings Plan in 2000, 1999 and 1998, Messrs. Bennett, Howard and Flowers are fully vested.

         Directors who are not employees of Liberty are ineligible to participate in the Liberty Savings Plan. Under the terms of the Liberty Savings Plan, employees are eligible to participate after three months of service.

                                                                     (continued)


                                     III-7

         (b) Option and SAR Grants in Last Fiscal Year. No named executive officer was granted stock options or SARs during the year ended December 31, 2000.

         (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values. The following table sets forth information concerning exercises of stock options and SARs by the named executive officers during the year ended December 31, 2000 (numbers of securities and dollar amounts in thousands).

           AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                                 Number of Securities      Value of Unexercised
                                                                                Underlying Unexercised         In-the-Money
                                               Shares                               Options/SARs at           Options/SARs at
                                              Acquired             Value         December 31, 2000 (#)       December 31, 2000
                                             on Exercise         Realized            Exercisable/             ($)Exercisable/
Name                                           (#) (1)              ($)             Unexercisable              Unexercisable
-----                                       -------------       ----------     ------------------------   ----------------------
Robert R. Bennett
    Exercisable
       AT&T Class A Liberty Media
          Group                                 2,000            $ 51,490                7,986                 $     45,659
       AT&T common stock                          ---                 ---                   40                 $        161
    Unexercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                8,207                 $     29,290
       AT&T common stock                          ---                 ---                   30                 $        114

Gary S. Howard
    Exercisable
       AT&T Class A Liberty Media
          Group                                 1,600            $ 28,160                2,465                 $      7,264
       AT&T common stock                          ---                 ---                  ---                 $        ---
    Unexercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                6,000                 $     16,515
       AT&T common stock                          ---                 ---                  ---                 $        ---

Charles Y. Tanabe
    Exercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                  480                 $      1,321
    Unexercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                1,440                 $      3,964

Peter N. Zolintakis
    Exercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                  480                 $      1,321
    Unexercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                1,440                 $      3,964

David J. A. Flowers
    Exercisable
       AT&T Class A Liberty Media
          Group                                   100            $  1,801                1,020                 $     10,032
    Unexercisable
       AT&T Class A Liberty Media
          Group                                   ---                 ---                  420                 $      1,952

                                                                     (continued)


                                     III-8

-----------------------

(1) Represents the number of shares underlying SARs which were exercised in 2000.

         (d) Compensation of directors. No member of our board of directors receives any compensation from us for serving on our board. However, each of the Class A Directors receives a $30,000 annual retainer from AT&T for serving on our board as well as $10,000 compensation, plus expenses, for each meeting of our board or any committee thereof that they attend in person. In addition we reimburse all Class B and Class C members of our board for travel expenses incurred to attend any meetings of our board or any committee thereof.

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

                                                                     (continued)


                                     III-9

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

         Liberty pays a portion of the annual premiums on three whole-life insurance policies of which Dr. Malone is the insured and trusts for the benefit of members of his family are the owners. The portion that Liberty pays is equal to the "PS-58" costs, which represent the costs to buy one-year term insurance coverage as set forth in IRS Pension Service Table No. 58. For the year ending December 31, 2000, such amount is $446,285. Liberty is the designated beneficiary of the proceeds of such policies less an amount equal to the greater of the cash surrender value thereof at the time of Dr. Malone's death and the amounts of the premiums paid by the policy owners.

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

         (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

         Our board of directors appointed a Compensation Committee on September 1, 2000. The members of the Compensation Committee are John C. Malone, Paul A. Gould and Larry E. Romrell. Before the Compensation Committee was established, its functions were performed by the Executive Committee appointed by our board of directors. John C. Malone, Paul A. Gould and Robert R. Bennett are the members of the Executive Committee.

                                                                     (continued)


                                     III-10

         John C. Malone

         In October 2000, we restructured the ownership of our interests in TruePosition, ICG Communications, Sprint PCS, priceline.com and LSAT and increased our equity interest in LSAT. On October 27, 2000, in three separate transactions, (1) we sold 608,334 shares of TruePosition common stock to TP Investment, Inc., a company wholly owned by our Chairman, John C. Malone, for $6 million in cash; (2) we and TP Investment each contributed shares of TruePosition common stock to Liberty TP LLC, a newly formed limited liability company; and (3) we and Liberty AGI, Inc., a member of AT&T's Liberty Media Group that is not currently one of our subsidiaries, directly and through our respective subsidiaries, contributed our respective ownership interests in TruePosition, Sprint PCS, ICG Communications and priceline.com to Liberty TP Management, Inc., a newly formed corporation, in exchange for newly issued equity securities of Liberty TP Management. Concurrently, TP Investment contributed shares of LSATs Class A and Class B common stock and $47.2 million in cash to Liberty TP Management, in exchange for newly issued equity securities of Liberty TP Management. On October 31, 2000 Liberty ICGX, Inc., a subsidiary of Liberty AGI, and Liberty PCLN, Inc., one of our subsidiaries, each of which contributed assets to Liberty TP Management, each sold a portion of the Liberty TP Management securities it received in exchange for those assets to TP Investment for an aggregate of approximately $34.92 million. Salomon Smith Barney Inc. delivered an opinion to us and Liberty AGI that the aggregate consideration received in these transactions by us and Liberty AGI and our respective subsidiaries was fair from a financial point of view.

         On February 9, 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness (the Magness Estate), the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Dr. Malone and Dr. Malone's wife (the Malones), and a call agreement with the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities) (collectively, the Magness Group). Under these call agreements, each of the Magness Group and the Malones granted to TCI the right to acquire all of the shares of TCI's common stock owned by them that entitle the holder to cast more than one vote per share (the high voting shares) upon Dr. Malone's death or upon a contemplated sale of the high voting shares (other than a minimal amount) to third parties. In either such event, TCI had the right to acquire such shares at a price equal to the then market price of shares of TCI's common stock of the corresponding series that entitled the holder to cast no more than one vote per share (the low voting shares), plus a 10% premium, or in the case of a sale, the lesser of such price and the price offered by the third party. In addition, each call agreement provides that if TCI were ever to be sold to a third party, then the maximum premium that the Magness Group or the Malones would receive for their high voting shares would be the price paid for shares of the relevant series of low voting stock by the third party, plus a 10% premium. Each call agreement also prohibits any member of the Magness Group or the Malones from disposing of their high voting shares, except for certain exempt transfers (such as transfers to related parties or to the other group or public sales of up to an aggregate of 5% of their high voting shares after conversion to the respective series of low voting shares) and except for a transfer made in compliance with TCI's purchase right described above. TCI paid $150 million to the Malones and $124 million to the Magness Group in consideration of their entering into the call agreements, of which an aggregate of $140 million was allocated to and paid by us.

                                                                     (continued)


                                     III-11

         Also in February 1998, TCI, the Magness Group and the Malones entered into a stockholders' agreement which provides for, among other things, certain participation rights by the Magness Group with respect to transactions by Dr. Malone, and certain "tag-along" rights in favor of the Magness Group and certain "drag-along" rights in favor of the Malones, with respect to transactions in their high voting shares. The agreement also provides that a representative of Dr. Malone and a representative of the Magness Group will consult with each other on all matters to be brought to a vote of TCI's stockholders, but if a mutual agreement on how to vote cannot be reached, Dr. Malone will vote the high voting shares owned by the Magness Group pursuant to an irrevocable proxy granted by the Magness Group.

         In connection with the TCI merger, we became entitled to exercise TCI's rights and became subject to its obligations under the call agreement and the stockholders' agreement with respect to AT&T Class B Liberty Media Group tracking stock acquired by the Malones and the Magness Group as a result of the TCI merger. We may not exercise our call right under the call agreement with the Malones or the Magness Group, unless we also purchase the high voting shares of the other group.

         Paul A. Gould

         Paul A. Gould is a managing director of Allen & Company Incorporated. Some of our acquired subsidiaries have retained Allen & Co. from time to time to provide investment banking services.

         Robert R. Bennett

         Robert R. Bennett, our President, Chief Executive Officer and Director, serves on the compensation committee of the board of directors of Gemstar-TV Guide International.

         In May 2000, Robert R. Bennett, some officers of one of our subsidiaries and a consultant to Liberty purchased an aggregate 20% common stock interest in one of our subsidiaries for $800,000. This subsidiary owns a 10% interest in Jupiter Telecommunications Co., Inc. Mr. Bennett purchased a 4.5% interest for $180,000. We and the purchasers, including Mr. Bennett, entered into a stockholders agreement pursuant to which the purchasers can require us to purchase, after five years, all or part of their common stock interest in the subsidiary, in exchange for shares of AT&T Class A Liberty Media Group tracking stock, at its then-fair market value. In addition, we have the right to purchase, in exchange for shares of AT&T Class A Liberty Media Group tracking stock, the purchasers' common stock interests in the subsidiary for fair market value at any time.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners. All of our common stock is held of record by an indirect subsidiary of AT&T Corp.

                                                                     (continued)


                                     III-12

         (b) Security Ownership of Management. The following table sets forth information with respect to the ownership by each director and each of the named executive officers of Liberty and by all directors and executive officers of Liberty as a group of shares of AT&T common stock and Class A and Class B Liberty Media Group tracking stock and AT&T Wireless Group tracking stock, all of which are equity securities of AT&T Corp., which owns 100% of AT&T Broadband LLC, which in turn indirectly owns 100% of the outstanding common stock of Liberty. The table also sets forth information with respect to the ownership by each director and each of the named executive officers of Liberty and by all directors and executive officers of Liberty as a group of shares of (1) Series A common stock of Liberty Digital, Inc., (2) Series A common stock of Liberty Livewire Corporation, (3) Series A and Series B common stock of Liberty Satellite & Technology, Inc. and (4) common stock of On Command Corporation. The corporations named in the immediately preceding sentence are our controlled subsidiaries. The Liberty Media Group tracking stock is intended to reflect the separate performance of the businesses and assets attributed to the Liberty Media Group. Liberty is included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group.

         The AT&T charter provides that, except as otherwise required by New York law or any special voting rights of AT&T preferred stock, the holders of AT&T common stock, AT&T Liberty Media Group tracking stock, AT&T Wireless Group tracking stock and AT&T preferred stock, if any, entitled to vote with the common shareholders, vote together as one class. No separate class vote is required for the approval of any matter except as described in the next sentence. The following circumstances require the separate class approval of the AT&T Liberty Media Group tracking stock:

    - any amendment to the AT&T charter that would change the total number of authorized shares or the par value of AT&T Liberty Media Group tracking stock or that would adversely change the rights of AT&T Liberty Media Group tracking stock;

    - a Covered Disposition, which generally includes a sale or transfer by AT&T of its equity interest in Liberty or Liberty Media Group LLC or a grant of a pledge or other security interest in the equity interest of AT&T in Liberty or Liberty Media Group LLC; and

    - any merger or similar transaction in which AT&T Liberty Media Group tracking stock is converted, reclassified or changed into or otherwise exchanged for any consideration unless specified requirements are met that are generally intended to ensure that the rights of the holders are not materially altered and the composition of the holders is not changed.

In a separate shareholder vote with respect to any of the foregoing matters, the ownership of AT&T Class A Liberty Media Group and AT&T Class B Liberty Media Group tracking stock indicated in the table below as beneficially owned by (1) Dr. Malone would entitle him to cast 44.2% of the votes on such matter and (2) by all directors and executive officers as a group would entitle them to cast, in the aggregate, 44.6% of the votes on such matter. No other person named in the table below had the right, at February 28, 2001, to cast 1% or more of the votes on any such matter.

                                                                     (continued)


                                     III-13

         The following information is given as of February 28, 2001 and, in the case of percentage ownership information, is based on (1) 3,807,460,036 shares of AT&T common stock; (2) 2,376,765,123 shares of AT&T Class A Liberty Media Group tracking stock and 212,045,288 shares of AT&T Class B Liberty Media Group tracking stock; (3) 362,750,025 shares of AT&T Wireless Group tracking stock;
(4) 33,206,409 shares of Liberty Digital Series A common stock; (5) 5,467,594 shares of Liberty Livewire Series A common stock; (6) 65,471,095 shares of LSAT Series A common stock and 7,732,496 shares of LSAT Series B common stock; and
(7) 30,556,768 shares of On Command common stock, in each case outstanding on that date. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2001, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                                          Amount and
                                                           Nature of
                                                           Beneficial        Percent
     Name of                                               Ownership           of         Voting
 Beneficial Owner             Title of Class             (in thousands)       Class        Power
------------------      ---------------------------      --------------      -------      ------
John C. Malone          AT&T Common Stock                  26,052(1)            *          2.31%
                        Class A Liberty Media Group         1,930(1)            *
                        Class B Liberty Media Group       198,586(1)(2)       93.65%
                        AT&T Wireless Group                    25(3)            *
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                         370(4)            *           *
                        LSAT Series B                         117              1.52%
                        On Command                              0

                                                                     (continued)


                                     III-14

                                                          Amount and
                                                           Nature of
                                                           Beneficial        Percent
     Name of                                               Ownership           of         Voting
 Beneficial Owner             Title of Class             (in thousands)       Class        Power
------------------      ---------------------------      --------------      -------      ------
Robert R. Bennett       AT&T Common Stock                     249(5)            *            *
                        Class A Liberty Media Group         3,603(6)            *
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A               80(7)            *            *
                        Liberty Livewire Series A               0
                        LSAT Series A                           5(8)            *            *
                        LSAT Series B                           0
                        On Command                              0

Paul A. Gould           AT&T Common Stock                       0                             *
                        Class A Liberty Media Group         1,498(9)            *
                        Class B Liberty Media Group           438               *
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                           0
                        LSAT Series B                           0
                        On Command                              0

Howard R. Handler       AT&T Common Stock                       0
                        Class A Liberty Media Group             0
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                           0
                        LSAT Series B                           0
                        On Command                              0

                                                                     (continued)


                                     III-15

                                                          Amount and
                                                           Nature of
                                                           Beneficial        Percent
     Name of                                               Ownership           of         Voting
 Beneficial Owner             Title of Class             (in thousands)       Class        Power
------------------      ---------------------------      --------------      -------      ------
Gary S. Howard          AT&T Common Stock                      16
                        Class A Liberty Media Group         1,370(10)           *            *
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A               20(11)           *            *
                        Liberty Livewire Series A               0
                        LSAT Series A                         755(12)         1.14%          *
                        LSAT Series B                           0
                        On Command                              0

Jerome H. Kern          AT&T Common Stock                   1,415(13)(14)       *            *
                        Class A Liberty Media Group         6,237(13)(14)       *
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                           0
                        LSAT Series B                          92(15)           *            *
                        On Command                          3,594(14)         11.76%       11.76%

Frank J. Macchiarola    AT&T Common Stock                       0                            *
                        Class A Liberty Media Group             6(16)           *
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                           0
                        LSAT Series B                           0
                        On Command                              0

                                                                     (continued)


                                     III-16

                                                          Amount and
                                                           Nature of
                                                           Beneficial        Percent
     Name of                                               Ownership           of         Voting
 Beneficial Owner             Title of Class             (in thousands)       Class        Power
------------------      ---------------------------      --------------      -------      ------
David J. A. Flowers     AT&T Common Stock                       1               *            *
                        Class A Liberty Media Group           514(17)           *
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                           0
                        LSAT Series B                           0
                        On Command                              0               *            *

Michael T. Ricks        AT&T Common Stock                      22(18)           *            *
                        Class A Liberty Media Group             0
                        Class B Liberty Media Group             0
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                           0
                        LSAT Series B                           0
                        On Command                              0

Larry E. Romrell        AT&T Common Stock                     511(19)           *            *
                        Class A Liberty Media Group         2,778(19)           *
                        Class B Liberty Media Group             3               *
                        AT&T Wireless Group                     0
                        Liberty Digital Series A                0
                        Liberty Livewire Series A               0
                        LSAT Series A                         741(20)         1.12%          *
                        LSAT Series B                           0
                        On Command                              0

                                                                     (continued)


                                     III-17

                                                          Amount and
                                                           Nature of
                                                           Beneficial        Percent
     Name of                                               Ownership           of         Voting
 Beneficial Owner             Title of Class             (in thousands)       Class        Power
------------------      ---------------------------      --------------      -------      ------
Charles Y. Tanabe       AT&T Common Stock                     1(21)             *            *
                        Class A Liberty Media Group         283(21)(22)         *
                        Class B Liberty Media Group           0
                        AT&T Wireless Group                   0
                        Liberty Digital Series A              0
                        Liberty Livewire Series A             0
                        LSAT Series A                         0
                        LSAT Series B                         0
                        On Command                            0

Peter N. Zolintakis     AT&T Common Stock                    58                 *            *
                        Class A Liberty Media Group         280(23)             *
                        Class B Liberty Media Group           0
                        AT&T Wireless Group                   0
                        Liberty Digital Series A              0
                        Liberty Livewire Series A             1                 *            *
                        LSAT Series A                         0
                        LSAT Series B                         0
                        On Command                            0

All directors and       AT&T Common Stock                28,323(24)(25)(26)     *           2.38%
executive officers      Class A Liberty Media Group      18,564(24)(25)(26)     *
as a group (14          Class B Liberty Media Group     199,028(2)(24)        93.86%
persons)                AT&T Wireless Group                  25(3)
                        Liberty Digital Series A            100(27)             *            *
                        Liberty Livewire Series A             1                 *            *
                        LSAT Series A                     1,963(24)(28)        2.92%         *
                        LSAT Series B                       117                1.52%         *
                        On Command                        3,619(24)(29)       11.84%       11.84%

------------------------

*  Less than one percent

                                                                     (continued)


                                     III-18

(1) Includes 1,004,620 shares of AT&T common stock , 50,904 shares of AT&T Class A Liberty Media Group tracking stock and 3,409,436 shares of AT&T Class B Liberty Media Group tracking stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which shares Dr. Malone has disclaimed beneficial ownership.

(2) In connection with the TCI merger, TCI assigned to us its rights under a call agreement with Dr. Malone and Dr. Malone's wife (the Malones) and a call agreement with the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities) (collectively, the Magness Group). As a result, we have the right, under certain circumstances, to acquire AT&T Class B Liberty Media Group tracking stock owned by the Malones and the Magness Group. Further, in connection with the TCI merger, TCI assigned to us its rights under a stockholders agreement with the Magness Group and the Malones, pursuant to which, among other things, Dr. Malone has an irrevocable proxy, under certain circumstances, to vote shares of AT&T Class B Liberty Media Group tracking stock or any super voting class of equity securities issued by us and held by the Magness Group. See "Certain Relationships and Related Party Transactions -- Certain Rights to Purchase Our Common Stock," for additional information related to the call agreements and the stockholders' agreement.

         As a result of certain provisions of the stockholders' agreement referred to above, Dr. Malone's beneficial ownership of AT&T Class B Liberty Media Group tracking stock includes 95,582,332 shares held by the Magness Group.

(3) Includes beneficial ownership of 3,750 shares of AT&T Wireless Group tracking stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options.

(4) Includes beneficial ownership of 250,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options (200,000 of which were granted in tandem with SARs).

(5) Includes 232,710 restricted shares of AT&T common stock, none of which is currently vested.

(6) Includes 902,767 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

(7) Assumes the exercise in full of stock options to acquire 80,000 shares of Liberty Digital Series A common stock, all of which are currently exercisable.

(8) Includes beneficial ownership of 5,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs.

(9) Includes beneficial ownership of 91,400 shares of AT&T Class A Liberty Media Group tracking stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs.

(10) Includes 582,177 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

                                                                     (continued)


                                     III-19

(11) Assumes the exercise in full of stock options to acquire 20,000 shares of Liberty Digital Series A common stock, all of which are currently exercisable.

(12) Includes beneficial ownership of 694,076 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options (30,000 of which were granted in tandem with SARs).

(13) Includes beneficial ownership of the following shares which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs: (a) 1,396,261 shares of AT&T common stock; and (b) 5,904,600 shares of AT&T Class A Liberty Media Group tracking stock.

(14) Includes 12,798 shares of AT&T common stock, 80,400 shares of AT&T Class A Liberty Media Group tracking stock and 20,000 shares of On Command Corporation common stock held by Mr. Kern's wife, Mary Rossick Kern, as to which shares Mr. Kern has disclaimed beneficial ownership.

(15) Includes beneficial ownership of 92,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs.

(16) Includes 6,480 shares of AT&T Class A Liberty Media Group tracking stock held by Dr. Macchiarola's wife and sons, as to which shares Dr. Macchiarola has disclaimed beneficial ownership.

(17) Includes 52,725 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

(18) Includes beneficial ownership of 21,730 shares of AT&T common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options.

(19) Includes beneficial ownership of the following shares which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs: (a) 350,229 shares of AT&T common stock; and (b) 2,425,776 shares of AT&T Class A Liberty Media Group tracking stock.

(20) Includes beneficial ownership of 734,076 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after February 28, 2001, pursuant to stock options (70,000 of which were granted in tandem with SARs).

(21) Includes 621 shares of AT&T common stock and 3,068 shares of AT&T Class A Liberty Media Group tracking stock held by Mr. Tanabe's wife, Arlene Bobrow, as to which shares Mr. Tanabe has disclaimed beneficial ownership.

                                                                     (continued)


                                     III-20

(22) Includes 139,722 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

(23) Includes 139,722 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

(24) Includes 1,018,039 shares of AT&T common stock, 143,120 shares of AT&T Class A Liberty Media Group tracking stock, 3,409,436 shares of AT&T Class B Liberty Media Group tracking stock, 200 shares of Liberty Satellite & Technology, Inc. Series A common stock and 20,000 shares of On Command Corporation common stock held by relatives of certain directors and executive officers, as to which shares beneficial ownership by such directors and executive officers has been disclaimed.

(25) Includes beneficial ownership of the following shares which may be acquired within 60 days after February 28, 2001, pursuant to stock options granted in tandem with SARs: (a) 1,768,220 shares of AT&T common stock; and (b) 8,421,776 shares of AT&T Class A Liberty Media Group tracking stock.

(26) Includes 342,555 restricted shares of AT&T common stock and 1,817,113 restricted shares of AT&T Class A Liberty Media Group tracking stock, none of which is currently vested.

(27) Assumes the exercise in full of stock options to acquire 100,000 shares of Liberty Digital Series A common stock, all of which are currently exercisable.

(28) Includes beneficial ownership of 1,775,152 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2000, pursuant to stock options (305,000 of which were granted in tandem with SARs.)

(29) Includes 25,000 restricted shares of On Command Corporation common stock, none of which is currently vested.

         (c) Change of Control. On March 9, 1999, the Company became a wholly-owned subsidiary of AT&T pursuant to the AT&T Merger. See "Item 8. Financial Statements and Supplementary Date" for additional information regarding the AT&T Merger. Except as discussed below, the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         On November 15, 2000, AT&T announced that it would effect the split off of its Liberty Media Group, pursuant to the terms of its charter, by redeeming all of its outstanding AT&T Liberty Media Group tracking stock in exchange for shares of our common stock. As a result of the split off, we would become an independent, publicly traded company, and all of our outstanding common stock would be owned by the former shareholders of AT&T Liberty Media Group tracking stock. The split off is subject to specified conditions, including AT&T's receipt of a private letter ruling from the Internal Revenue Service with regard to the U.S. federal income tax consequences of the split off to the effect that the split off will be treated as a tax-free exchange under Section 355 of the Internal Revenue Code of 1986, as amended. We cannot provide assurance that the private letter ruling will be received or that the split off will be effected.

                                                                     (continued)


                                     III-21

Item 13. Certain Relationships and Related Transactions.

         (a)      Transactions with Management and Others.

         RELATIONSHIP WITH AT&T.

         Liberty is a wholly owned subsidiary of AT&T Broadband, LLC. The businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of AT&T's Liberty Media Group, which was created in connection with the AT&T merger. The assets attributed to the Liberty Media Group that are not also currently assets of Liberty consist of approximately 21.4 million shares of common stock of Teligent, Inc., which are held indirectly by AGI LLC, and interests in each of the following subsidiaries of AT&T: Liberty AGI, Inc., Liberty SP, Inc. and LMC Interactive, Inc. Neither Liberty SP, Inc. nor Liberty AGI, Inc. currently has any significant assets. LMC Interactive, Inc.'s assets consist of an 8% interest in Liberty Digital.

         AT&T's Liberty Media Group tracking stock, which is intended to reflect the separate performance of the Liberty Media Group, is capital stock of AT&T. It is not stock of Liberty.

         In connection with the AT&T merger, a number of agreements were entered into and governance arrangements put in place that address the relationship between AT&T and Liberty.

         In April 2000, AT&T issued a new tracking stock intended to reflect the economic performance of the AT&T Wireless Group. The relationship between the Liberty Media Group and the AT&T Wireless Group is substantially similar to the relationship between the Liberty Media Group and the AT&T Common Stock Group described below.

         LIBERTY ORGANIZATIONAL DOCUMENTS The Liberty Charter provides that Liberty will have three classes of directors, each of which is to have the same number of directors, as follows:

         -        the Class A Directors, who are elected for a term of one year;

         - the Class B Directors, who are elected for a term of seven years; and

         - the Class C Directors, who are elected for a term of ten years.

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

                                                                     (continued)


                                     III-22

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

         CONTRIBUTION AGREEMENT. Liberty is a party to a Contribution Agreement entered into immediately prior to the AT&T merger. The Contribution Agreement provides that, in the event of a Triggering Event, Liberty will be obligated to transfer all of its assets and liabilities to Liberty Media Group LLC, an entity controlled by Liberty's current management through Liberty Management LLC, the managing member, unless the Triggering Event is waived by Liberty Management LLC. The subsidiary of AT&T that holds the stock of Liberty as well as the subsidiaries of AT&T which are attributed to the Liberty Media Group that are not also assets of Liberty is also a party to the Contribution Agreement and is obligated under the same circumstances to contribute the subsidiaries of AT&T which are attributed to the Liberty Media Group that are not also assets of Liberty or the assets of those subsidiaries to Liberty Media Group LLC. A Triggering Event will occur if the incumbent Class B and Class C directors, and their successors, cease to constitute a majority of the Liberty board, or Liberty Management LLC reasonably determines that such event is reasonably likely to occur.

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

         AT&T's amended certificate of incorporation also provides that neither the Liberty Media Group nor the AT&T Common Stock Group will have any duty, responsibility or obligation to refrain from any of the following:

         - engaging in the same or similar activities or lines of business as any member of the other group;

         - doing business with any potential or actual supplier or customer of any member of the other group; or

         - engaging in, or refraining from, any other activities whatsoever relating to any of the potential or actual suppliers or customers of any member of the other group.

                                                                     (continued)


                                     III-23

         Further, neither the Liberty Media Group nor the AT&T Common Stock Group will have any duty, responsibility or obligation:

         - to communicate or offer any business or other corporate opportunity to any other person (including any business or other corporate opportunity that may arise that either group may be financially able to undertake, and that are, from their nature, in the line of more than one group's business and are of practical advantage to more than one group);

         - to provide financial support to the other group (or any member thereof); or

         -        otherwise to assist the other group.

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

         The Liberty Media Group may not incur any debt, other than the refinancing of debt without any increase in amount, that would cause the total indebtedness of the Liberty Media Group at any time to be in excess of 25% of the total market capitalization of the AT&T Liberty Media Group tracking stock, if the excess debt would adversely affect the credit rating of AT&T. Prior to incurring any debt that would exceed the 25% threshold, the Liberty Media Group is required to consult with AT&T and, if requested by AT&T, with two nationally recognized credit rating agencies to be selected by each of Liberty and AT&T to determine if the incurrence of the excess debt would adversely affect the credit rating of AT&T.

                                                                     (continued)


                                     III-24

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

         AT&T will Not Take Any Actions Involving the Equity of Liberty. AT&T has also agreed that it will not, and will not permit any member of the AT&T Common Stock Group to, directly or indirectly:

         - sell, transfer, dispose of or otherwise convey, whether by merger, consolidation, sale or contribution of assets or stock, or otherwise, any direct or indirect equity interest of AT&T in Liberty;

         - incur any indebtedness secured by, or pledge or grant a lien, security interest or other encumbrance on, any direct or indirect equity interest of AT&T in Liberty; or

                                                                     (continued)


                                     III-25

         - create any derivative instrument whose value is based on any direct or indirect equity interest of AT&T in Liberty;

         except that the foregoing will not apply to:

         - any of the foregoing approved by the Liberty board by the affirmative vote described under " -- Liberty Organizational Documents" above;

         - AT&T's issuance or sale of its own securities, other than indebtedness secured by any direct or indirect equity interest of AT&T in Liberty and other than any security convertible into or exercisable or exchangeable for, or any derivative instrument whose value is based on, any direct or indirect equity interest of AT&T in Liberty; or

         - AT&T's participation in any merger, consolidation, exchange of shares or other business combination transaction in which AT&T, or its successors, continues immediately following the transaction to hold the same interest in the business, assets and liabilities comprising the Liberty Media Group that it held immediately prior to the transaction, other than as a result of any action by Liberty or any other person included in the Liberty Media Group.

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

         Preferred Vendor Status. We are granted preferred vendor status with respect to access, timing and placement of new programming services. This means that AT&T will use its reasonable efforts to provide digital basic distribution of new services created by Liberty and its affiliates, on mutual "most favored nation" terms and conditions and otherwise consistent with industry practices, subject to the programming meeting standards that are consistent with the type, quality and character of AT&T's cable services as they may evolve over time.

         Extension of Term of Affiliation Agreements. AT&T has agreed to extend any existing affiliation agreement of Liberty and its affiliates that expires on or before March 9, 2004, to a date not before March 9, 2009, if most favored nation terms are offered and the arrangements are consistent with industry practice.

                                                                     (continued)


                                     III-26

         Interactive Video Services. AT&T will enter into arrangements with Liberty for interactive video services under one of the following two arrangements, which will be at the election of AT&T:

         - Pursuant to a five-year arrangement, renewable for an additional four-year period on then-current most favored nation terms, AT&T will make available to Liberty capacity equal to one 6 megahertz channel (in digital form and including interactive enablement, first screen access and hot links to relevant web sites -- all to the extent implemented by AT&T cable systems) to be used for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. The foregoing, however, will not compel AT&T to disrupt other programming or other channel arrangements. The suite of services are to be accessible through advanced set-top devices or boxes deployed by AT&T, except that, unless specifically addressed in a mutually acceptable manner, AT&T will have no obligation to deploy set-top devices or boxes of a type, design or cost materially different from that it would otherwise have deployed. The content categories may include, among others, music, travel, health, sports, books, personal finance, automotive, home video sales and games; or

         - AT&T may enter into one or more mutually agreeable ventures with Liberty for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. Each venture will be structured as a 50/50 venture for a reasonable commercial term and provide that AT&T and Liberty will not provide interactive services in the category(s) of interactive video services provided through the venture for the duration of such term other than the joint venture services in the applicable categories. When the distribution of interactive video services occurs through a venture arrangement, AT&T will share in the revenue and expense of the provision of the interactive services pro rata to its ownership interest in lieu of the commercial arrangements described in the preceding paragraph. At the third anniversary of the formation of any such venture, AT&T may elect to purchase the ownership interest of Liberty in the venture at fair market value. The parties will endeavor to make any such transaction tax efficient to Liberty.

         TAX SHARING AGREEMENT. Liberty, for itself and each member of the Liberty Media Group, is a party to a tax sharing agreement that provides, among other things, that:

         - to the extent that the inclusion of the Liberty Media Group within the consolidated U.S. federal income tax return (or any combined, consolidated or unitary tax return) filed by a member of the AT&T Common Stock Group increases tax liability for any period, the Liberty Media Group will be responsible for paying the AT&T Common Stock Group an amount equal to the increased tax liability; and

         - to the extent that the Liberty Media Group's inclusion within the consolidated U.S. federal income tax return (or any combined, consolidated or unitary tax return) filed by a member of the AT&T Common Stock Group reduces tax liability for any period, the AT&T Common Stock Group will be responsible for paying the Liberty Media Group an amount equal to the reduced tax liability.

                                                                     (continued)


                                     III-27

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

         In general, with respect to the TCI Affiliated Group, for periods ending on or prior to March 9, 1999:

         - the Liberty Media Group will pay the TCI Group any portion of regular tax liability attributable to TCI's former Liberty Media Group or TCI Ventures Group;

         - any regular tax losses or other tax attributes may be used by the Liberty Media Group or the TCI Group without compensation to any other group; and

         - if the TCI Affiliated Group has an alternative minimum tax liability, the group, if any, generating alternative minimum tax losses will be paid for such losses to the extent that such losses reduce alternative minimum tax liability of the TCI Affiliated Group, but the Liberty Media Group will not otherwise be required to pay its share of such alternative minimum tax liability.

         FACILITIES AND SERVICES AGREEMENT. Liberty and AT&T Broadband have entered into a facilities and services agreement. Pursuant to the agreement, AT&T Broadband provides Liberty with office space and related services at AT&T Broadband's facilities. Pursuant to the agreement, Liberty reimburses AT&T Broadband for all direct expenses incurred by AT&T Broadband in providing services thereunder and a pro rata share of all indirect expenses incurred by AT&T Broadband in connection with the rendering of such services. The obligations of AT&T Broadband to provide services under the agreement will terminate on December 31, 2001.

         Liberty was allocated $2 million in corporate and general and administrative costs by AT&T Broadband for both the year ended December 31, 2000 and the ten months ended December 31, 1999, and $13 million for both the two months ended February 28, 1999 and the year ended December 31, 1998. We are currently building a new corporate headquarters in Englewood, Colorado, which we expect to occupy by the end of 2001.

                                                                     (continued)


                                     III-28

         AFFILIATION AGREEMENTS. TCI is party to affiliation agreements pursuant to which it purchases programming from subsidiaries and affiliates of Liberty. TCI Cable systems subsequently acquired by AT&T in the AT&T merger operate under the name of AT&T Broadband. Certain of these agreements provide for penalties and charges in the event the supplier's programming is not carried on AT&T Broadband's cable systems or not delivered to a contractually specified number of customers. Charges to AT&T Broadband for such programming is generally based on customary rates and often provide for payments to AT&T Broadband by Liberty's subsidiaries and business affiliates for marketing support. In July 1997, AT&T Broadband entered into a 25 year affiliation agreement with Starz Encore Media Group pursuant to which AT&T Broadband is obligated to pay monthly fixed amounts in exchange for unlimited access to Encore and STARZ! programming. Also in 1997, in connection with the merger of Liberty Digital and DMX, AT&T Broadband transferred to Liberty Digital the right to receive all revenue from sales of DMX music services to AT&T Broadband's residential and commercial subscribers, net of an amount equal to 10% of revenue from such sales to residential subscribers and net of the revenue otherwise payable to DMX as license fees under AT&T Broadband's existing affiliation agreements. Liberty received $243 million, $180 million, $43 million and $162 million in revenue for programming services provided to AT&T Broadband the year ended December 31, 2000, for the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively.

OTHER RELATED PARTY TRANSACTIONS

         Business Relationships with Directors and Officers.

         For a discussion of certain related party transactions involving John
C. Malone see "Item 11. Executive Compensation - (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions - John C. Malone."

         For a discussion of certain related party transactions involving Paul
A. Gould, see "Item 11. Executive Compensation - (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions - Paul A. Gould."

         For a discussion of certain related party transactions involving Robert
R. Bennett, see "Item 11. Executive Compensation - (f) Compensation Committee Interlocks and Insider Participation in Compensation Decisions - Robert R. Bennett."

         Jerome H. Kern, one of our directors and Chief Executive Officer of On Command, was Special Counsel with the law firm of Baker Botts L.L.P. from July 1996 to June 1998 and a senior partner of Baker Botts L.L.P. from September 1992 to July 1996. We have retained Baker Botts to perform various legal services from time to time for us and certain of our subsidiaries and business affiliates during our last fiscal year as well as our current fiscal year.

         On December 29, 2000, Liberty entered into an agreement to guaranty the repayment of a revolving line of credit extended by The Bank of New York to Mr. Kern with an aggregate available amount of up to $19.2 million. In consideration of this guaranty, Mr. Kern has agreed to pay Liberty an annual fee of $96,000, payable quarterly, for each year of the two year term of the line of credit. To secure Mr. Kern's repayment of any amount paid by Liberty under the guaranty, Mr. Kern has granted to Liberty a security interest in all of his stock options and tandem or free-standing SARs with respect to shares of AT&T's Liberty Media Group tracking stock and shares of AT&T's common stock. If the value of these securities fall below two times the amount of the loan Liberty has guaranteed, Mr. Kern is required to pledge additional collateral to Liberty of sufficient value to maintain the two-times coverage ratio.

                                                                     (continued)


                                     III-29

         On August 10, 2000, Mr. Kern purchased from On Command shares of its Series A Convertible Participating Preferred Stock (the "Preferred Shares") for a $21 million note. The Preferred Shares are convertible into 1.4 million shares of On Command's common stock. The note is secured by the Preferred Shares or the proceeds from the sale of the shares and Mr. Kern's personal obligations under the loan are limited. The note, which matures on August 1, 2005, may not be prepaid and interest on the note accrues at a rate of 7% per annum.

         In September 2000, the following executive officers of our company purchased common stock interests in one of our subsidiaries: David J.A. Flowers purchased a 0.46% interest for $100,000, Elizabeth M. Markowski purchased a 0.91% interest for $200,000, Charles Y. Tanabe purchased a 0.68% interest for $150,000 and Peter N. Zolintakis purchased a 0.68% interest for $150,000. This subsidiary owns an indirect interest in an entity that holds some of our investments in satellite and technology related assets. We and the officers named entered into a stockholders agreement pursuant to which the officers can require us to purchase, after five years, all or part of their common stock interest in the subsidiary, in exchange for shares of AT&T's Liberty Media Group common stock, at its then-fair market value. In addition, we have the right to purchase, in exchange for shares of AT&T's Liberty Media Group common stock, the officers' common stock interests for fair market value at any time.

         In November 2000, we granted Elizabeth M. Markowski, Larry E. Romrell and a board member of Liberty Livewire an aggregate 2.82% common stock interest in one of our subsidiaries that owns a direct interest in Liberty Livewire. The common stock interest granted to these individuals had an aggregate value of $282,000. Ms. Markowski holds a .6263% interest with a value of $62,625, and Mr. Romrell holds a 1.4625% interest with a value of $146,250. This subsidiary also awarded Mr. Romrell deferred bonuses in the initial amount of $3,373,836, which amount will decrease by an amount equal to any increase over the five-year period from the date of the award in the value of some of the common shares granted to Mr. Romrell. We and these individuals entered into a stockholders agreement pursuant to which the individuals can require us to purchase, after five years, all or part of their common stock interest in the subsidiary, in exchange for shares of AT&T's Liberty Media Group common stock, at its then-fair market value. In addition, we have the right to purchase, in exchange for shares of AT&T's Liberty Media Group common stock, their common stock interests for fair market value at any time.

         Ms. Markowski was a partner with the law firm of Baker Botts L.L.P. from August 1992 to October 2000. We have retained Baker Botts to perform various legal services from time to time for us and certain of our subsidiaries and business affiliates during our last fiscal year as well as our current fiscal year.

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

                                                                     (continued)


                                     III-30

         Other Transactions. National Digital Television Center, a subsidiary of TCI ("NDTC"), leases transponder facilities to certain Liberty subsidiaries. Charges by NDTC for such arrangements were $19 million, $20 million, $4 million and $25 million for the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively.

         On January 14, 2000, the Liberty Media Group completed its acquisition of The Associated Group, Inc. pursuant to an Amended and Restated Agreement and Plan of Merger, dated October 28, 1999, among AT&T, A-Group Merger Corp., a wholly owned subsidiary of AT&T, Liberty and Associated Group. In this transaction, Associated Group was acquired by and became a member of the Liberty Media Group through the merger of A-Group Merger Corp into Associated Group. In the merger, each share of Associated Group's Class A common stock and Class B common stock was converted into 0.49634 shares of AT&T common stock and 2.41422 shares of AT&T Class A Liberty Media Group tracking stock. Prior to the merger, Associated Group was principally engaged in the ownership and operation of interests in various communications-related businesses. Associated Group's primary assets were:

         -        approximately 19.7 million shares of AT&T common stock;

         - approximately 23.4 million shares of AT&T Class A Liberty Media Group tracking stock;

         - approximately 5.3 million shares of AT&T Class B Liberty Media Group tracking stock;

         - approximately 21.4 million shares of common stock of Teligent, Inc., a full-service, facilities-based communications company; and

         - all of the outstanding shares of common stock of TruePosition, Inc., a wholly-owned subsidiary of Associated Group which provides location services for wireless carriers and users designed to determine the location of any wireless transmitters, including cellular and PCS telephones.

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


                                     III-31

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Included in Part II of this Report:                                                          Page No.
                                                                                             --------
Liberty Media Corporation:

         Independent Auditors' Report                                                           II-21

         Consolidated Balance Sheets,
           December 31, 2000 and 1999                                                     II-22 to II-23

         Consolidated Statements of Operations and
           Comprehensive Earnings,
               Year ended December 31, 2000
               Ten months ended December 31, 1999
               Two months ended February 28, 1999
               Year ended December 31, 1998                                                     II-24

         Consolidated Statements of Stockholder's Equity,
               Year ended December 31, 2000
               Ten months ended December 31, 1999
               Two months ended February 28, 1999
               Year ended December 31, 1998                                               II-25 to II-26

         Consolidated Statements of Cash Flows,
               Year Ended December 31, 2000
               Ten months ended December 31, 1999
               Two months ended February 28, 1999
               Year ended December 31, 1998                                                     II-27

         Notes to Consolidated Financial Statements,
               December 31, 2000, 1999 and 1998                                           II-28 to II-62

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

         3.2 Bylaws of Liberty, as adopted March 8, 1999 (incorporated by reference to Exhibit 3.2 of the Liberty S-4 Registration Statement).

     4 - Instruments Defining the Rights of Securities Holders, including
         Indentures:

         4.1 Liberty undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

         10.6  Second Amendment to Tax Sharing Agreement dated as of
                  September 24, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-93917) as filed on December 30, 1999 (the "Liberty S-1 Registration Statement)).

     10 - Material Contracts:

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

         10.12 Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Liberty Media Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-55998) as filed on February 21, 2001 (the "Split Off Registration Statement")).

         10.13 Instrument dated January 14, 2000, adding The Associated
                  Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Liberty S-1 Registration Statement).

         10.14 Amended and Restated Contribution Agreement dated January 14, 2000, by and among Liberty Media Corporation, Liberty Media Management LLC, Liberty Media Group LLC, Liberty Ventures Group LLC, The Associated Group, Inc. and Liberty AGI, Inc. (incorporated by reference to Exhibit 10.13 to the Liberty S-1 Registration Statement).

    10 - Material Contracts:

        10.15 First Supplement to Inter-Group Agreement dated as of May 28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Liberty S-1 Registration Statement).

        10.16 Second Supplement to Inter-Group Agreement dated as of
                 September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Liberty S-1 Registration Statement).

        10.17 Third Supplement to Inter-Group Agreement dated as of October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Liberty S-1 Registration Statement).

        10.18 Fourth Supplement to Inter-Group Agreement dated as of
                 December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Liberty S-1 Registration Statement).

        10.19 Fifth Supplement to Inter-Group Agreement dated as of December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Liberty S-1 Registration Statement).

        10.20 Sixth Supplement to Inter-Group Agreement dated as of December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Liberty S-1 Registration Statement).

        10.21 Seventh Supplement to Inter-Group Agreement dated as of July 25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Split Off Registration Statement).

        10.22 Instrument dated January 14, 2000, adding The Associated
                 Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Liberty S-1 Registration Statement).

        10.23 Restated and Amended Employment Agreement dated November 1,
                 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration Statement).

     21 - Subsidiaries of Liberty Media Corporation.

     (b) Report on Form 8-K filed during the quarter ended December 31, 2000:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIBERTY MEDIA CORPORATION


Dated:  March 27, 2001                    By  /s/   Charles Y. Tanabe
                                             ----------------------------------
                                                    Charles Y. Tanabe
                                                    Senior Vice President and
                                                      General Counsel

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

           Signature                                Title                                        Date
           ---------                                -----                                        ----
/s/    John C. Malone                           Chairman of the Board,                        March 27, 2001
--------------------------------------               and Director
       John C. Malone


 /s/   Robert R. Bennett                        Director, President and Chief                 March 27, 2001
--------------------------------------               Executive Officer
       Robert R. Bennett


 /s/   Gary S. Howard                           Director, Executive Vice                      March 27, 2001
--------------------------------------               President and Chief
       Gary S. Howard                                  Operating Officer


 /s/   Jerome H. Kern                           Director                                      March 27, 2001
--------------------------------------
       Jerome H. Kern

 /s/   Paul A. Gould                            Director                                      March 27, 2001
--------------------------------------
       Paul A. Gould

 /s/   Larry E. Romrell                         Director                                      March 27, 2001
--------------------------------------
       Larry E. Romrell

--------------------------------------          Director
       Harold R. Handler

--------------------------------------          Director
       Frank J. Macchiarola

--------------------------------------          Director
       Michael T. Ricks

 /s/   David J.A. Flowers                       Senior Vice President and                     March 27, 2001
--------------------------------------            Treasurer (Principal Financial
       David J.A. Flowers                           Officer)

 /s/   Christopher W. Shean                     Vice President and Controller                 March 27, 2001
--------------------------------------          (Principal Accounting Officer)
       Christopher W. Shean

                                 EXHIBIT INDEX


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

         3.2 Bylaws of Liberty, as adopted March 8, 1999 (incorporated by reference to Exhibit 3.2 of the Liberty S-4 Registration Statement).

     4 - Instruments Defining the Rights of Securities Holders, including
         Indentures:

         4.1 Liberty undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

         10.6  Second Amendment to Tax Sharing Agreement dated as of
                  September 24, 1999, by and among AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-93917) as filed on December 30, 1999 (the "Liberty S-1 Registration Statement)).

     10 - Material Contracts:

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

         10.12 Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Liberty Media Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-55998) as filed on February 21, 2001 (the "Split Off Registration Statement")).

         10.13 Instrument dated January 14, 2000, adding The Associated
                  Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Liberty S-1 Registration Statement).

         10.14 Amended and Restated Contribution Agreement dated January 14, 2000, by and among Liberty Media Corporation, Liberty Media Management LLC, Liberty Media Group LLC, Liberty Ventures Group LLC, The Associated Group, Inc. and Liberty AGI, Inc. (incorporated by reference to Exhibit 10.13 to the Liberty S-1 Registration Statement).

    10 - Material Contracts:

        10.15 First Supplement to Inter-Group Agreement dated as of May 28, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.14 to the Liberty S-1 Registration Statement).

        10.16 Second Supplement to Inter-Group Agreement dated as of
                 September 24, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.15 to the Liberty S-1 Registration Statement).

        10.17 Third Supplement to Inter-Group Agreement dated as of October 20, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.16 to the Liberty S-1 Registration Statement).

        10.18 Fourth Supplement to Inter-Group Agreement dated as of
                 December 6, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.17 to the Liberty S-1 Registration Statement).

        10.19 Fifth Supplement to Inter-Group Agreement dated as of December 10, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.18 to the Liberty S-1 Registration Statement).

        10.20 Sixth Supplement to Inter-Group Agreement dated as of December 30, 1999, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.19 to the Liberty S-1 Registration Statement).

        10.21 Seventh Supplement to Inter-Group Agreement dated as of July 25, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.21 to the Split Off Registration Statement).

        10.22 Instrument dated January 14, 2000, adding The Associated
                 Group, Inc. as a party to the Inter-Group Agreement dated as of March 9, 1999, as supplemented, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.20 to the Liberty S-1 Registration Statement).

        10.23 Restated and Amended Employment Agreement dated November 1,
                 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration Statement).

     21 - Subsidiaries of Liberty Media Corporation.