Form 10-Q
period 2001-03-31
LIBERTY MEDIA CORP /DE/
filed 2001-05-14
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                          March 31,    December 31,
                                                                            2001           2000
                                                                        ------------   ------------
                                                                            amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                          $      2,089          1,295
     Short-term investments                                                      444            500
     Trade and other receivables, net                                            335            307
     Prepaid expenses and program rights                                         682            537
     Deferred income tax assets                                                   86            242
     Other current assets                                                         84             73
                                                                        ------------   ------------

         Total current assets                                                  3,720          2,954
                                                                        ------------   ------------


Investments in affiliates, accounted for using the equity method, and
     related receivables (note 4)                                             19,222         20,379

Investments in available-for-sale securities and others (note 5)              19,681         19,035

Property and equipment, at cost                                                1,072            976
     Less accumulated depreciation                                               161            131
                                                                        ------------   ------------
                                                                                 911            845
                                                                        ------------   ------------
Intangible assets:
     Excess cost over acquired net assets                                     11,213         11,138
     Franchise costs                                                             190            190
                                                                        ------------   ------------
                                                                              11,403         11,328
         Less accumulated amortization                                         1,209          1,047
                                                                        ------------   ------------
                                                                              10,194         10,281
                                                                        ------------   ------------

Other assets, at cost, net of accumulated amortization                           667            682
                                                                        ------------   ------------

         Total assets                                                   $     54,395         54,176
                                                                        ============   ============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                             March 31,     December 31,
                                                                               2001            2000
                                                                           ------------    ------------
                                                                                amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                              $        412             473
     Accrued stock compensation                                                     819           1,216
     Program rights payable                                                         227             179
     Current portion of debt                                                      1,416           1,094
                                                                           ------------    ------------
         Total current liabilities                                                2,874           2,962
                                                                           ------------    ------------

Long-term debt (note 7)                                                           4,621           5,269
Call option obligations (note 7)                                                  1,154              --
Deferred income tax liabilities                                                  11,323          11,311
Other liabilities                                                                    62              62
                                                                           ------------    ------------
         Total liabilities                                                       20,034          19,604
                                                                           ------------    ------------

Minority interests in equity of subsidiaries                                        329             348

Stockholder's equity (note 8):
     Preferred stock, $.0001 par value. Authorized 100,000 shares; no
        shares issued and outstanding                                                --              --
     Class A common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                          --              --
     Class B common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                          --              --
     Class C common stock, $.0001 par value. Authorized 1,000,000
        shares; issued and outstanding 1,000 shares                                  --              --
     Additional paid-in capital                                                  34,464          34,169
     Accumulated other comprehensive loss, net of taxes                            (579)           (397)
     Retained earnings                                                              495             594
                                                                           ------------    ------------
                                                                                 34,380          34,366
     Due from related parties                                                      (348)           (142)
                                                                           ------------    ------------
         Total stockholder's equity                                              34,032          34,224
                                                                           ------------    ------------

Commitments and contingencies (note 9)
         Total liabilities and stockholder's equity                        $     54,395          54,176
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

     Consolidated Statements of Operations and Comprehensive Earnings (Loss)
                                   (unaudited)

                                                                           Three months ended
                                                                               March 31,
                                                                        ------------------------
                                                                           2001          2000
                                                                        ----------    ----------
                                                                           amounts in millions
Revenue:
     Unaffiliated parties                                               $      418           183
     Related parties (note 8)                                                   86            52
                                                                        ----------    ----------
                                                                               504           235
                                                                        ----------    ----------

Operating costs and expenses:
     Operating, selling, general and
        administrative                                                         392           167
     Charges from related parties (note 8)                                       7             7
     Stock compensation                                                         63           (23)
     Depreciation and amortization                                             249           167
                                                                        ----------    ----------
                                                                               711           318
                                                                        ----------    ----------
         Operating loss                                                       (207)          (83)

Other income (expense):
     Interest expense                                                         (133)         (439)
     Dividend and interest income                                               57            79
     Share of losses of affiliates, net (note 4)                            (1,217)         (311)
     Other-than-temporary decline in fair value
        of investments (note 5)                                               (304)           --
     Gains on dispositions, net (notes 4 and 5)                                810         2,441
     Unrealized gains on financial instruments, net (notes 2 and 7)             44            --
     Other, net                                                                  8             4
                                                                        ----------    ----------
                                                                              (735)        1,774
                                                                        ----------    ----------
        Earnings (loss) before income taxes and minority interest             (942)        1,691

Income tax benefit (expense)                                                   268          (702)
Minority interests in losses (earnings) of subsidiaries                         30           (12)
                                                                        ----------    ----------

        Earnings (loss) before cumulative effect of accounting change         (644)          977

Cumulative effect of accounting change, net of taxes (notes 2 and 7)           545            --
                                                                        ----------    ----------

        Net earnings (loss)                                                    (99)          977
                                                                        ----------    ----------

Other comprehensive earnings (loss), net of taxes:
    Foreign currency translation adjustments                                  (149)          (31)
    Recognition of previously unrealized losses (gains) on
       available-for-sale securities, net                                        4        (1,476)
    Unrealized gains on available-for-sale securities                           50         3,256
    Cumulative effect of accounting change (notes 2 and 7)                     (87)           --
                                                                        ----------    ----------
     Other comprehensive earnings (loss)                                      (182)        1,749
                                                                        ----------    ----------

Comprehensive earnings (loss)                                           $     (281)        2,726
                                                                        ==========    ==========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 Consolidated Statement of Stockholder's Equity
                                   (unaudited)

                        Three months ended March 31, 2001


                                                                                                    Accumulated
                                                                Common stock         Additional         other
                                               Preferred  -------------------------    paid-in       comprehensive     Retained
                                                 stock    Class A  Class B  Class C    capital    loss, net of taxes   earnings
                                               ---------  -------  -------  -------  ----------   ------------------   --------
                                                                             amounts in millions
Balance at January 1, 2001                     $      --       --       --       --      34,169                 (397)       594
    Net loss                                          --       --       --       --          --                   --        (99)
    Issuances of common stock by
       subsidiaries                                   --       --       --       --           8                   --         --
    Utilization of net operating losses of
       Liberty by AT&T                                --       --       --       --          (2)                  --         --
    Other comprehensive loss                          --       --       --       --          --                 (182)        --
    Other transfers (to) from related parties,
       net                                            --       --       --       --         289                   --         --
                                               ---------  -------  -------  -------  ----------   ------------------   --------
Balance at March 31, 2001                      $      --       --       --       --      34,464                 (579)       495
                                               =========  =======  =======  =======  ==========   ==================   ========

                                                Due from       Total
                                                 related   stockholder's
                                                 parties       equity
                                                --------   -------------
                                                  amounts in millions
Balance at January 1, 2001                          (142)         34,224
    Net loss                                          --             (99)
    Issuances of common stock by
       subsidiaries                                   --               8
    Utilization of net operating losses of
       Liberty by AT&T                                --              (2)
    Other comprehensive loss                          --            (182)
    Other transfers (to) from related parties,
       net                                          (206)             83
                                                --------   -------------
Balance at March 31, 2001                           (348)         34,032
                                                ========   =============

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Three months ended
                                                                                March 31,
                                                                        ------------------------
                                                                           2001          2000
                                                                        ----------    ----------
                                                                          amounts in millions
                                                                              (see note 3)
Cash flows from operating activities:
     Net earnings (loss)                                                $      (99)          977
     Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Cumulative effect of accounting change, net of taxes                  (545)           --
        Depreciation and amortization                                          249           167
        Stock compensation                                                      63           (23)
        Payments of stock compensation                                        (202)         (183)
        Share of losses of affiliates, net                                   1,217           311
        Deferred income tax expense (benefit)                                  (87)          751
        Intergroup tax allocation                                             (181)          (49)
        Cash payment from (to) AT&T pursuant to tax sharing agreement          (25)           33
        Minority interests in earnings (losses) of subsidiaries                (30)           12
        Gains on disposition of assets, net                                   (810)       (2,441)
        Other-than-temporary decline in fair value of investments              304            --
        Noncash interest                                                         6           364
        Unrealized gains on financial instruments                              (44)           --
        Changes in operating assets and liabilities, net of the
           effect of acquisitions and dispositions:
             Change in receivables                                             (10)           (3)
             Change in prepaid expenses and program rights                    (145)          (89)
             Change in payables and accruals                                   (21)           10
                                                                        ----------    ----------
             Net cash used by operating activities                            (360)         (163)
                                                                        ----------    ----------

Cash flows from investing activities:
     Cash paid for acquisitions                                               (109)         (344)
     Capital expended for property and equipment                               (77)          (12)
     Investments in and loans to affiliates and others                        (310)         (808)
     Purchases of marketable securities                                       (431)         (337)
     Sales and maturities of marketable securities                             229           511
     Cash proceeds from dispositions                                            52            --
     Other investing activities, net                                             3            15
                                                                        ----------    ----------
             Net cash used by investing activities                            (643)         (975)
                                                                        ----------    ----------

Cash flows from financing activities:
     Borrowings of debt                                                      1,429         1,820
     Increase in call option obligations due to issuance of senior
        exchangeable debentures                                              1,028           590
     Repayments of debt                                                       (662)         (772)
     Cash transfers from (to) related parties, net                              28           (13)
     Other financing activities, net                                           (26)          (24)
                                                                        ----------    ----------
             Net cash provided by financing activities                       1,797         1,601
                                                                        ----------    ----------

                Net increase in cash and cash equivalents                      794           463
                Cash and cash equivalents at beginning of period             1,295         1,714
                                                                        ----------    ----------
                Cash and cash equivalents at end of period              $    2,089         2,177
                                                                        ==========    ==========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all of its majority-owned subsidiaries. The AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) are tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. Liberty is included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group. All significant intercompany accounts and transactions have been eliminated in consolidation. AT&T Corp. ("AT&T") owns 100% of the outstanding common stock of Liberty.

         Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution, through all available formats and media, of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in technology and Internet businesses, as well as interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. Liberty also has significant interests in foreign affiliates which operate in cable television, programming and satellite distribution.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified for comparability with the 2001 presentation.

(2)      Accounting Change

         Effective January 1, 2001, Liberty adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designed as a hedge, changes in the fair value of the derivative are recognized in earnings.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

         The adoption of Statement 133 on January 1, 2001, resulted in a cumulative increase in net earnings of $545 million (after tax expense of $356 million) and an increase in other comprehensive loss of $87 million. The increase in net earnings was mostly attributable to separately recording the fair value of the embedded call option obligations associated with the Company's senior exchangeable debentures. The increase in other comprehensive loss relates primarily to changes in the fair value of the Company's warrants and options to purchase certain available-for-sale securities.

         The Company uses various derivative instruments including equity collars, put spread collars, interest rate swaps, and forward foreign exchange contracts to manage fair value risk associated with certain investments, interest rate risk on certain indebtedness, and foreign exchange rate risk. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions and does not anticipate nonperformance by any counter-party.

         For derivatives designed either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the three months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the three months ended March 31, 2001.

         For the three months ended March 31, 2001, unrealized gains on financial instruments included a $333 million gain related to call option obligations, a $258 million net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, and a $31 million net loss for changes in the time value of options for fair value hedges.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                                  Three months ended
                                                                       March 31,
                                                               ------------------------
                                                                  2001          2000
                                                               ----------    ----------
                                                                 amounts in millions
Cash paid for acquisitions:
       Fair value of assets acquired                           $      117         1,120
       Net liabilities assumed                                         (8)         (562)
       Deferred tax asset recorded                                     --            71
       Minority interests in equity of acquired subsidiaries           --          (285)
                                                               ----------    ----------
          Cash paid for acquisitions                           $      109           344
                                                               ==========    ==========

Cash paid for interest                                         $      156            70
                                                               ==========    ==========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

(4)      Investments in Affiliates Accounted for Using the Equity Method

         Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of the more significant investments in affiliates:

                                                          March 31,    December 31,
                                                            2001           2000
                                                        ------------   ------------
                                                            amounts in millions
Gemstar-TV Guide International, Inc. ("Gemstar")        $      4,958          5,855
Discovery Communications, Inc. ("Discovery")                   3,068          3,133
Telewest Communications plc ("Telewest")                       2,424          2,712
USA Networks, Inc. ("USAI") and related investments            2,809          2,824
QVC Inc. ("QVC")                                               2,510          2,508
Other                                                          3,453          3,347
                                                        ------------   ------------
                                                        $     19,222         20,379
                                                        ============   ============

         The following table reflects Liberty's share of earnings (losses) of affiliates:

                                     Three months ended
                                          March 31,
                                ----------------------------
                                    2001            2000
                                ------------    ------------
                                    amounts in millions
Gemstar                         $       (897)             --
Discovery                                (65)            (63)
Telewest                                (131)            (87)
USAI and related investments             (13)             (7)
QVC                                        2              (1)
UnitedGlobalCom, Inc. ("UGC")            (45)            (50)
Other                                    (68)           (103)
                                ------------    ------------
                                $     (1,217)           (311)
                                ============    ============

         At March 31, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $14 billion. Such excess is being amortized over estimated useful lives ranging from 2 to 20 years. Amortization aggregating $281 million and $167 million for the three months ended March 31, 2001 and 2000, respectively, is included in share of losses of affiliates.

         Certain of Liberty's affiliates are general partnerships and, as such, Liberty is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

         Summarized unaudited combined financial information for affiliates is as follows:

                                   Three months ended
                                        March 31,
                                ------------------------
                                   2001          2000
                                ----------    ----------
                                   amounts in millions
Revenue                         $    4,397         3,587
Operating expenses                  (3,807)       (3,199)
Depreciation and amortization       (1,075)         (622)
                                ----------    ----------
    Operating loss                    (485)         (234)
Interest expense                      (616)         (440)
Other, net                             125            (3)
                                ----------    ----------
    Net loss                    $     (976)         (677)
                                ==========    ==========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Gemstar

         Gemstar is a global technology and media company focused on consumer entertainment. The common stock of Gemstar is publicly traded. At March 31, 2001, Liberty held 87.5 million shares of Gemstar common stock. Gemstar's stock reported a closing price of $28.75 per share on March 31, 2001.

         On July 12, 2000, Gemstar acquired TV Guide, Inc. ("TV Guide"). TV Guide shareholders received .6573 shares of Gemstar common stock in exchange for each share of TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock. At March 31, 2001, Liberty owned approximately 21% of Gemstar. Liberty recognized a $4.4 billion gain (before deferred tax expense of $1.7 billion) on such transaction during the third quarter of 2000 based on the difference between the carrying value of Liberty's interest in TV Guide and the fair value of the Gemstar securities received.

         On May 2, 2001, Liberty entered into a transaction ("Exchange Transaction") with The News Corporation Limited ("News Corp.") to exchange 70.7 million shares of Gemstar held by Liberty for 121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. The fair value of the securities received by Liberty is less than the expected carrying value of the Gemstar shares on the date of the Exchange Transaction. As a result of the inherent loss on the Exchange Transaction, Liberty recognized an other-than-temporary decline in value adjustment on all of its Gemstar interests in the first quarter of 2001. Such adjustment ($764 million) is included in share of losses of Gemstar in the consolidated statements of operations.

         Telewest

         Telewest currently operates and constructs cable television and telephone systems in the UK. Flextech p.l.c. ("Flextech") develops and sells a variety of television programming in the UK. In April 2000, Telewest acquired Flextech. As a result, each share of Flextech was exchanged for 3.78 new Telewest shares. Prior to the acquisition, Liberty owned an approximate 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, Liberty owns an approximate 25% equity interest in Telewest. Liberty recognized a $649 million gain (before deferred tax expense of $227 million) on the acquisition during the second quarter of 2000 based on the difference between the carrying value of Liberty's interest in Flextech and the fair value of the Telewest shares received. At March 31, 2001, Liberty indirectly owned 724 million of the issued and outstanding Telewest ordinary shares. Telewest's ordinary shares reported a closing price of $1.69 per share on March 31, 2001.

         USAI

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At March 31, 2001, Liberty directly and indirectly held 74.4 million shares of USAI's common stock. Liberty also held shares directly in certain subsidiaries of USAI which are exchangeable into 79 million shares of USAI common stock. Liberty's direct ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of the shares of subsidiaries can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock was completed at March 31, 2001, Liberty would own 153.4 million shares or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock reported a closing price of $23.94 per share on March 31, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         UGC

         UGC is a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At March 31, 2001, Liberty owned an approximate 11% economic ownership interest representing an approximate 37% voting interest in UGC. Liberty owns 9.9 million shares of UGC Class B common stock and
         1.2 million shares of UGC Class A common stock. The UGC Class B common stock is convertible, on a one-for-one basis, into UGC Class A common stock. UGC's Class A common stock reported a closing price of $13.13 per share on March 31, 2001.

(5)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                        March 31,    December 31,
                                                          2001           2000
                                                      ------------   ------------
                                                          amounts in millions
Sprint Corporation ("Sprint PCS")                     $      5,007          5,192
AOL Time Warner Inc. ("AOL Time Warner")                     7,112          6,325
News Corp.                                                   2,179          2,342
Motorola, Inc. ("Motorola")                                  1,570          1,982
Other available-for-sale securities                          3,797          2,989
Other investments, at cost, and related receivables            460            705
                                                      ------------   ------------
                                                            20,125         19,535
    Less short-term investments                                444            500
                                                      ------------   ------------
                                                      $     19,681         19,035
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

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the AT&T merger. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock-Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         AOL Time Warner

         On January 11, 2001, America Online, Inc. completed its merger with Time Warner Inc. ("Time Warner") to form AOL Time Warner. In connection with the merger, each share of Time Warner common stock held by Liberty was converted into 1.5 shares of an identical series of AOL Time Warner stock. Upon completion of this transaction, Liberty holds a total of 171 million shares in AOL Time Warner. Liberty recognized a $253 million gain (before deferred tax expense of $100 million) based upon the difference between the carrying value of Liberty's interest in Time Warner and the fair value of the AOL Time Warner securities received.

         News Corp.

         Subsequent to the Exchange Transaction, Liberty owns 203 million ADSs or 18% of the outstanding equity of News Corp.

         Motorola

         On January 5, 2000, Motorola completed the acquisition of General Instrument Corporation ("General Instrument") through a merger of General Instrument with a wholly owned subsidiary of Motorola. In connection with the merger, Liberty received 54 million shares and warrants to purchase 37 million shares of Motorola common stock in exchange for its holdings in General Instrument. Liberty recognized a $2.2 billion gain (before deferred tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received. During 2000, Liberty exercised a warrant to purchase approximately 9 million shares of Motorola common stock at an exercise price of $8.26 per share.

         Viacom, Inc. ("Viacom")

         On January 23, 2001, BET Holdings II, Inc. ("BET") was acquired by Viacom in exchange for shares of Class B common stock of Viacom pursuant to an Agreement and Plan of Merger among Liberty, BET, Viacom, Robert L. Johnson and the Johnson Children's Insurance Trust and certain of their respective affiliates. As a result of the merger, Liberty received approximately 15.2 million shares of Viacom's Class B common stock (less than 1% of Viacom's common equity) in exchange for its 35% interest in BET, which investment had been accounted for using the equity method. Liberty accounts for its investment in Viacom as an available-for-sale security. Liberty recognized a gain of $570 million (before deferred tax expense of $225 million) in the first quarter of 2001 based upon the difference between the carrying value of Liberty's interest in BET and the value of the Viacom securities received.

         Other-Than-Temporary Decline in Fair Value of Investments

         During the three months ended March 31, 2001, Liberty determined that certain of its other investments experienced other-than-temporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values at March 31, 2001. These adjustments, which included a $127 million adjustment to Liberty's investment in Antec Corporation, resulted in a total charge of $304 million, before deducting a deferred tax benefit of $120 million.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Investments in available-for-sale securities are summarized as follows:

                                       March 31,     December 31,
                                         2001            2000
                                     ------------    ------------
                                         amounts in millions
Equity securities:
   Cost basis                        $     18,279          17,736
   Gross unrealized holding gains           1,531           1,868
   Gross unrealized holding losses         (2,043)         (2,517)
                                     ------------    ------------
   Fair value                        $     17,767          17,087
                                     ============    ============
Debt securities:
   Cost basis                        $      1,734           1,533
   Gross unrealized holding gains              80              86
   Gross unrealized holding losses            (64)            (64)
                                     ------------    ------------
   Fair value                        $      1,750           1,555
                                     ============    ============


         Management estimates the fair market value of all of its investments in available-for-sale securities and others aggregated $20.2 billion and $19.7 billion at March 31, 2001 and December 31, 2000, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

         The Company enters into equity collars and put spread collars to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models using the historical volatility of the underlying security. Equity collars generally have high correlation between changes in the fair value of the instrument and changes in the fair value of the underlying security, and therefore, qualify as fair value hedges. Conversely, put spread collars generally do not have high correlation, and therefore, do not qualify as fair value hedges. The following table illustrates the fair value of the Company's equity collars and put spread collars which are included as part of the investment balance:

                       March 31,    December 31,
                         2001           2000
                     ------------   -------------
Type of Derivative       amounts in millions
Equity collars       $      1,713          1,293
Put spread collars            148            188

(6)      Acquisitions

         Ascent Entertainment Group, Inc. ("Ascent")

         On March 28, 2000, Liberty completed its cash tender offer for the outstanding common stock of Ascent at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid $385 million. On June 28, 2000, Liberty acquired the remaining 15% of Ascent for an additional $67 million. The total purchase price for the acquisition was $452 million. Such transaction was accounted for as a purchase and the $228 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 5 years.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Liberty Livewire Corporation ("Liberty Livewire")

         On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company ("Four Media") for total consideration of $462 million comprised of $123 million in cash, $194 million of assumed debt, 6.4 million shares of AT&T Class A Liberty Media Group common stock and a warrant to purchase approximately 700,000 shares of AT&T Class A Liberty Media Group common stock at an exercise price of $23 per share. Four Media provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

         On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO") in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group common stock valued at $106 million. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. Immediately following the closing of such transaction, Liberty contributed to Todd-AO 100% of the capital stock of Four Media, and Todd-AO changed its name to Liberty Livewire.

         On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of Soundelux Entertainment Group for $90 million in cash, and contributed such assets to Liberty Livewire. Following this contribution, Liberty's ownership in Liberty Livewire increased to approximately 88% of the equity and approximately 99% of the voting power of Liberty Livewire outstanding immediately following the contribution.

         Each of the foregoing acquisitions was accounted for as a purchase. In connection therewith, Liberty recorded an aggregate increase to additional paid-in-capital of $251 million. The $452 million excess purchase price over the fair value of the net assets acquired is being amortized over 20 years.

         Pro Forma Information

         The following unaudited pro forma revenue and net earnings for the three months ended March 31, 2000 were prepared assuming the 2000 acquisitions discussed above occurred on January 1, 2000. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above had occurred on January 1, 2000. (amounts in millions)

                  Revenue                          $          467
                  Net earnings                     $          920

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

(7)      Long-Term Debt

         Debt is summarized as follows:

                                       March 31,    December 31,
                                         2001           2000
                                     ------------   ------------
                                         amounts in millions
Parent company debt:
    Senior notes                     $        742            742
    Senior debentures                       1,486          1,486
    Senior exchangeable debentures            854          1,679
    Securities lending agreement              315            338
    Bank credit facilities                    675            475
    Other debt                                276            242
                                     ------------   ------------
                                            4,348          4,962
                                     ------------   ------------
Debt of subsidiaries:
    Bank credit facilities                  1,292          1,129
    Senior notes                              185            179
    Other debt, at varying rates              212             93
                                     ------------   ------------
                                            1,689          1,401
                                     ------------   ------------
    Total debt                              6,037          6,363
Less current maturities                     1,416          1,094
                                     ------------   ------------
    Total long-term debt             $      4,621          5,269
                                     ============   ============

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

         The senior notes and debentures are stated net of an aggregate unamortized discount of $22 million at March 31, 2001 and December 31, 2000, which is being amortized to interest expense in the consolidated statements of operations.

         Senior Exchangeable Debentures

         On November 16, 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2030. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group Stock. After the later of December 31, 2001 and the date Liberty's ownership level of Sprint PCS Group Stock falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

         On February 10, 2000, Liberty issued $750 million of 3-3/4% Senior Exchangeable Debentures due 2030. On March 8, 2000, Liberty issued an additional $60 million of 3-3/4% Senior Exchangeable Debentures. Interest is payable on February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. After the later of February 15, 2002 and the date Liberty's ownership level of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Sprint PCS Group Stock falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

         On January 11, 2001, Liberty issued $550 million of 3-1/2% Senior Exchangeable Debentures due 2031. On January 17, 2001, Liberty issued an additional $50 million of 3-1/2% Senior Exchangeable Debentures due 2031. Interest is payable on January 15 and July 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. On or after January 15, 2006, Liberty, at its option, may redeem the debentures for cash.

         On March 8, 2001, Liberty issued $817.7 million of 3-1/4% Senior Exchangeable Debentures due 2031. Interest is payable on March 15 and September 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 18.5666 shares of Viacom Class B common stock. After January 23, 2003, such exchange value is payable at Liberty's option in cash, Viacom stock or a combination thereof. Prior to such date, the exchange value must be paid in cash. On or after March 15, 2006, Liberty, at its option, may redeem the debentures for cash.

         Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying security. Increases or decreases in the value of the underlying security above the principal amount of the senior exchangeable debentures were recorded as an adjustment to interest expense in the consolidated statements of operations and comprehensive earnings. If the value of the underlying security decreased below the principal amount of the senior exchangeable debentures there was no effect on the principal amount of the debentures.

         Upon adoption of Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Accordingly, at January 1, 2001, Liberty recorded a transition adjustment to reflect the call option obligations at fair value ($459 million) and to recognize in net earnings the difference between the fair value of the call option obligations at issuance and the fair value of the call option obligations at January 1, 2001. Such adjustment to net earnings aggregated $757 million (before tax expense of $299 million) and is included in cumulative effect of accounting change. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on financial instruments in Liberty's consolidated statements of operations. During the three months ended March 31, 2001, Liberty recorded unrealized gains of $333 million related to the call option obligations.

         Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the three months ended March 31, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debenture using the effective interest method. The transition adjustment noted above resulted in a decrease in the carrying value of the long-term debt portion of the senior exchangeable debentures of $1,216 million on January 1, 2001.

         Securities Lending Agreement

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint Corporation, entered into agreements to loan 18 million shares of Sprint PCS Group Stock to a third party, as Agent. The

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $315 million at March 31, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Interest earned on the cash collateral aggregated $23 million as of March 31, 2001, and Liberty had utilized $256 million of the cash collateral and interest income as of such date. Unutilized cash collateral of $59 million at March 31, 2001, which represents restricted cash, is included in other assets in the consolidated balance sheets.

         Bank Credit Facilities

         At March 31, 2001, Liberty had approximately $199 million in unused lines of credit under its bank credit facilities. The bank credit facilities generally contain restrictive covenants which require the borrowers and certain of their subsidiaries to maintain certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Liberty was in compliance with its debt covenants at March 31, 2001. Additionally, Liberty pays fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments under the bank credit facilities.

         Based on quoted market prices, the fair value of Liberty's debt at March 31, 2001 is as follows (amounts in millions):

                 Senior notes of parent company                                 $      738
                 Senior debentures of parent company                                 1,364
                 Senior exchangeable debentures of parent company                    1,244
                 Senior notes of subsidiary                                            192

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at March 31, 2001.

(8)      Stockholder's Equity

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board. As of March 31, 2001, no shares of preferred stock were issued.

         Common Stock

         The Class A Stock has one vote per share, and each of the Class B and Class C Stock has ten votes per share.

         As of March 31, 2001, all of the issued and outstanding common stock of Liberty was held by AT&T.

         Stock Issuances of Subsidiaries

         During the three months ended March 31, 2001, consolidated subsidiaries of Liberty issued shares of common stock in connection with certain acquisitions and the exercise of certain

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded an $8 million increase to additional paid-in-capital.

         Transactions with Officers and Directors

         Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the Company. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase restricted shares of AT&T Liberty Media Group tracking stock. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

         In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs will be tied to the value of Liberty Media Group tracking stock and will vest as to 25% on the second anniversary of the Effective Date and as to 25% on each anniversary thereafter until fully vested. Upon completion of the Split Off Transaction discussed in note 11, the free-standing SARs automatically convert to options to purchase Liberty common stock. Prior to the Effective Date, the Restructured Options were accounted for using variable plan accounting pursuant to APB Opinion No. 25. Accordingly, the above-described transaction did not have a significant impact on Liberty's results of operations.

         During the first quarter of 2000, an executive officer of Liberty Digital, Inc. ("LDIG"), a subsidiary of Liberty, exercised certain of his stock options with tandem stock appreciation rights that had been granted by LDIG. In order to satisfy LDIG's obligations under the stock option agreement, LDIG and Liberty offered, and the executive agreed, to issue a combination of cash and AT&T Liberty Media Group tracking stock in lieu of a cash payment. Accordingly, Liberty paid cash of $50 million and issued 5.8 million shares to the executive officer in the first quarter of 2001. The fair value of the shares issued is included in additional-paid-in capital in the consolidated financial statements.

         Transactions with AT&T

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $86 million and $52 million for the three months ended March 31, 2001 and 2000, respectively.

         AT&T allocates certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods are reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $7 million during each of the three-month periods ended March 31, 2001 and 2000.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Due from Related Parties

         The components of "Due from related parties" are as follows:

                                       March 31,     December 31,
                                         2001            2000
                                     ------------    ------------
                                          amounts in millions
Note receivable from related party   $       (476)           (476)
Intercompany account                          128             334
                                     ------------    ------------

                                     $       (348)           (142)
                                     ============    ============

         During the third quarter of 2000, Liberty transferred its interest in ICG Communications, Inc. ("ICG") to a related party for $485 million which was equal to Liberty's carrying value of ICG. No gain or loss was recognized due to the related party nature of such transaction. In exchange for its interest in ICG, Liberty received a note receivable from the related party, which bears interest at 8.5% and is due and payable in 2010. Interest on the note receivable will be received semi-annually beginning during the first quarter of 2006. The related party repaid $9 million on the note during 2000.

         The non-interest bearing intercompany account includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are generally repaid within thirty days.

(9)      Commitments and Contingencies

         Starz Encore Group LLC ("Starz Encore Group"), a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at March 31, 2001, these agreements require minimum payments aggregating approximately $1.2 billion. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At March 31, 2001, the Guaranteed Obligations aggregated approximately $461 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

(10)     Information about Liberty's Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty's pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to match the current period segment presentation.

         For the three months ended March 31, 2001, Liberty had five operating segments: Starz Encore Group, Liberty Livewire, On Command Corporation ("On Command"), Telewest and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States and is wholly-owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority-owned and consolidated by Liberty. On Command provides in-room on-demand video entertainment and information services to the domestic lodging industry and is majority-owned and consolidated by Liberty. Telewest operates and constructs cable television and telephone systems in the UK. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

         The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in Liberty's summary of significant accounting policies. Liberty evaluates performance based on the measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price along with other non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial indicator of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

         Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                 Starz
                                 Encore        Liberty        On
                                 Group        Livewire      Command        Other        Telewest(1)  Eliminations      Total
                              ------------  ------------  ------------  ------------   ------------  ------------   ------------
                                                                    amounts in millions
Performance Measures:

Three months ended
    March 31, 2001

      Segment revenue         $        209           155            62            78            440          (440)           504
      Segment operating cash
         flow (deficit)                 77            31            11           (14)            86           (86)           105

Three months ended
    March 31, 2000

      Segment revenue                  176            --            --            59            377          (377)           235
      Segment operating cash
         flow (deficit)                 63            --            --            (2)            87           (87)            61

Balance Sheet Information:

As of March 31, 2001

      Segment assets                 2,829         1,245           446        49,875         10,504       (10,504)        54,395
      Investments in
         affiliates                    147            --            --        19,075          1,105        (1,105)        19,222

----------
(1)      Represents an equity method affiliate.

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes and minority interest:

                                                      Three months ended
                                                           March 31,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
                                                      amounts in millions
Segment operating cash flow                       $        105             61
Stock compensation                                         (63)            23
Depreciation and amortization                             (249)          (167)
Interest expense                                          (133)          (439)
Segment equity in losses of affiliates                  (1,217)          (311)
Gains on dispositions, net                                 810          2,441
Other, net                                                (195)            83
                                                  ------------   ------------
Earnings (loss) before income taxes and minority
   interest                                       $       (942)         1,691
                                                  ============   ============

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued

(11)     Proposed Split Off Transaction

         AT&T currently owns all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty. Subsequent to December 31, 2000, AT&T initiated a process for effecting the split off of Liberty from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock (the "Split Off Transaction"). Prior to the Split Off Transaction, Liberty will increase its authorized capital stock, and the Liberty Class A and Class B Common Stock will be reclassified as Series A Liberty Media Corporation common stock ("Series A common stock") and the Class C Common Stock will be reclassified as Series B Liberty Media Corporation common stock ("Series B common stock"). In the Split Off Transaction, each share of AT&T Class A and AT&T Class B Liberty Media Group common stock will be exchanged for a like share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty will no longer be a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock will remain outstanding. The Split Off Transaction will be accounted for at historical cost. There can be no assurance that the Split Off Transaction will be effected.

         On May 7, 2001, AT&T contributed to Liberty assets that were attributed to the Liberty Media Group but not previously held by Liberty (the "Contributed Assets"). These assets include (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in LDIG. The contributions will be accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty for periods prior to contributions will be restated to include the financial position and results of operations of the Contributed Assets once this transaction is completed.

         In connection with the Split Off Transaction, Liberty will also be deconsolidated from AT&T for federal income tax purposes. As a result, AT&T will be required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment will be reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. The expected net payment from AT&T is approximately $692 million. In addition, certain deferred intercompany gains will be includible in taxable income as a result of the Split Off Transaction and the resulting tax liability of approximately $122 million will be an obligation of Liberty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         GENERAL

         The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

         AT&T's Liberty Media Group common stock is a tracking stock designed to reflect the economic performance of the businesses and assets of AT&T attributed to the "Liberty Media Group." Liberty is included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constitute substantially all of the businesses and assets of the Liberty Media Group.

         Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution, through all available formats and media, of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in technology and Internet businesses, as well as interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. Liberty also has significant interests in foreign affiliates, which operate in cable television, programming and satellite distribution.

         Liberty's most significant consolidated subsidiaries at March 31, 2001, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are generally accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at March 31, 2001 were USA Networks, Inc., Discovery Communications, Inc., Gemstar-TV Guide International, Inc., QVC Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

         Liberty holds interests in companies that are neither consolidated subsidiaries nor affiliates accounted for using the equity method. The most significant of these include AOL Time Warner, Sprint Corporation, News Corp. and Motorola, Inc. which are classified as available-for-sale securities and are carried at fair value. Realized gains and losses are determined on a specific-identification basis.

         AT&T currently owns all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty. Subsequent to December 31, 2000, AT&T initiated a process for effecting our split off from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock . Prior to the Split Off Transaction, Liberty will increase its authorized capital stock, and the Liberty Class A and Class B Common Stock will be reclassified as Series A Liberty Media Corporation common stock and the Class C Common Stock will be reclassified as Series B Liberty Media Corporation common stock. In the Split Off Transaction, each share of Class A and Class B Liberty Media Group tracking stock will be exchanged for a like share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty will no longer be a subsidiary of AT&T, and no shares of AT&T Liberty Media Group tracking stock will be outstanding. The Split Off Transaction will be accounted for at historical cost. There can be no assurance that the split off will be effected.

         On May 7, 2001, AT&T contributed to Liberty assets attributed to the Liberty Media Group but not previously held by Liberty . These assets include
(i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in Liberty Digital. The contributions, which will represent only a portion of our assets after the Split Off Transaction, will be accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty for periods prior to contributions will be restated to include the financial position and results of operations of the Contributed Assets upon completion of the Split Off Transaction.

SUMMARY OF OPERATIONS

         Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room on-demand video entertainment and information services to the domestic lodging industry. Due to the significance of their operations and to enhance the reader's understanding, separate financial data has been provided below for Starz Encore Group, Liberty Livewire and On Command for the periods in which they were consolidated. Included in the other category are Liberty's other consolidated subsidiaries and corporate expenses. Some of Liberty's significant other consolidated subsidiaries include Liberty Digital, Inc., Pramer S.C.A. and Liberty Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is an owner and distributor of cable programming services in Argentina. Liberty Cablevision of Puerto Rico is a provider of cable television services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                      Quarter                Quarter
                                       ended                  ended
                                      March 31,   % of       March 31,  % of
                                        2001     revenue       2000    revenue
                                      ---------  -------     --------- -------
                                              dollar amounts in millions

Starz Encore Group
   Revenue                             $ 209        100%      $ 176       100%
   Operating, selling, general and
      administrative                     132         63         113        64
   Stock compensation                      2          1          --        --
   Depreciation and amortization          39         19          41        23
                                       -----      -----       -----     -----
       Operating income                $  36         17%      $  22        13%
                                       =====      =====       =====     =====

Liberty Livewire
   Revenue                             $ 155        100%      $  --        --
   Operating, selling, general and
      administrative                     124         80          --        --
   Stock compensation                      5          3          --        --
   Depreciation and amortization          35         23          --        --
                                       -----      -----       -----     -----
       Operating loss                  $  (9)        (6)%     $  --        --
                                       =====      =====       =====     =====

On Command
   Revenue                             $  62        100%      $  --        --
   Operating, selling, general and
      administrative                      51         82          --        --
   Depreciation and amortization          21         34          --        --
                                       -----      -----       -----     -----
       Operating loss                  $ (10)       (16)%     $  --        --
                                       =====      =====       =====     =====

Other
   Revenue                             $  78        (a)       $  59       (a)
   Operating, selling, general and
      administrative                      92                     61
   Stock compensation                     56                    (23)
   Depreciation and amortization         154                    126
                                       -----                  -----
       Operating loss                  $(224)                 $(105)
                                       =====                  =====

----------

(a)      Not meaningful.

         Certain of the Company's consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment, educational and informational programming. A prolonged downturn in the economy could have a negative impact on the revenue and operating income of the Programming Affiliates. Such an event could reduce the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings. In addition, a soft economy could reduce consumer disposable income and consumer demand for the products and services of the Programming Affiliates.

CONSOLIDATED SUBSIDIARIES

         Starz Encore Group. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements between Starz Encore Group and cable operators and satellite direct-to-home distributors. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with Tele-Communications, Inc. ("TCI"). TCI cable systems were subsequently acquired by AT&T in the AT&T merger and operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. As a result of AT&T's acquisition of MediaOne Group, Inc. on June 15, 2000, the contracted payment amount increased by approximately 20%. After adjusting for the elimination of the former MediaOne contract, the net payment amount from the combined AT&T companies increased by approximately 10%. Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

         Revenue increased to $209 million for the three months ended March 31, 2001 from $176 million for the corresponding quarter of 2000, primarily due to increases in subscription units from all forms of distribution. These increases are due to subscription unit increases of 68% for Encore and its Thematic Multiplex, and 17% for STARZ!, as compared to the same period in 2000.

         Operating expenses increased 17% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Such increase is primarily due to an increase in programming expense partially offset by reduced affiliate marketing support and national branding expense.

         Liberty expects Starz Encore Group to generate an operating loss during 2001 due to continued stock compensation and depreciation and amortization expenses. It is expected that this operating loss will decrease compared to 2000 due to improved earnings before interest, taxes, depreciation and amortization.

         Liberty Livewire. On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group common stock and cash. On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group common stock. Immediately following the closing of such transaction, Liberty contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. On July 19, 2000, Liberty purchased all of the assets relating to the post-production, content and sound editorial businesses of Soundelux Entertainment Group and contributed such assets to Liberty Livewire for additional Liberty Livewire stock. Immediately following the contributions, Liberty owned approximately 88% of the equity and controls approximately 99% of the voting power of Liberty Livewire, and as a result, began to consolidate the operations of Liberty Livewire during the quarter ended June 30, 2000. Liberty Livewire is dependent on the television and movie production industries for a substantial portion of its revenue. A strike by certain entertainment guilds could have a significant negative impact on Liberty Livewire's revenue during the periods affected by such strike.

         On Command. On March 28, 2000, Liberty completed its cash tender offer for the outstanding common stock of Ascent. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On June 28, 2000, Liberty acquired the remaining 15% of Ascent. On Command is a majority owned subsidiary of Ascent. On Command's principal business is providing pay-per-view entertainment and information services to the domestic lodging industry. Upon completion of the tender offer, Liberty consolidated the operations of On Command. Liberty expects On Command to generate an operating loss in 2001.

         Other. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

         Revenue increased 32% to $78 million for the three months ended March 31, 2001, as compared to $59 million for the corresponding period in 2000. Such increase is due to revenue growth at LDIG, as well as revenue from Ascent Network Services, Inc., which was acquired in March 2000, as part of the Ascent transaction.

         Operating, selling, general and administrative expenses increased 51% to $92 million for the three months ended March 31, 2001 compared to $61 million for the same period in 2000. Included in the $92 million for 2001 is $11 million of expenses related to the Split Off Transaction. In addition, the increase in expenses for the three months ended March 31, 2001 is due to (i) start up expenses of True Position, Inc. which was acquired on January 14, 2000, (ii) increases in expenses of LDIG and (iii) expenses related to Ascent Network Services.

         Depreciation and amortization for the three months ended March 31, 2001 increased 22%, as compared to the corresponding period in 2000. Such increase is due to amortization of intangibles recorded in connection with the acquisition of Ascent.

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

         Other Income and Expense. Interest expense for the three months ended March 31, 2001 and March 31, 2000 was $133 million and $439 million, respectively. Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying Sprint PCS Group Stock. Increases or decreases in the value of the underlying Sprint PCS Group Stock above the principal amount of the senior exchangeable debentures were recorded as an adjustment to interest expense in the consolidated statements of operations and comprehensive earnings. Interest expense for the three months ended March 31, 2000 included $364 million associated with increases in the value of Sprint PCS Group Stock. Excluding such effect, interest expense increased from $75 million to $133 million due to increased borrowings during 2000 and the first quarter of 2001.

         Dividend and interest income for the three months ended March 31, 2001 and 2000 was $57 million and $79 million, respectively. The decrease in dividend and interest income during the three months ended March 31, 2001 is primarily attributed to the use of Liberty's cash balance in investing activities, combined with the elimination of $5 million in dividend income due to the merger of AOL and Time Warner.

         During the three months ended March 31, 2001, Liberty determined that certain of its other investments experienced other-than-temporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values at March 31, 2001. These adjustments, which included a $127 million adjustment to Liberty's investment in Antec Corporation, resulted in a total charge of $304 million, before deducting a deferred tax benefit of $120 million.

         Aggregate gains from dispositions during the three month periods ended March 31, 2001 and 2000 were $810 million and $2,441 million, respectively. Included in gains from dispositions in 2001 are $570 million related to the merger of Viacom and BET, and $253 million related to the merger of AOL and Time Warner. Included in the 2000 gains from dispositions is $2.2 billion related to the acquisition of General Instruments by Motorola. See note 5 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

         Liberty's share of losses of affiliates for the three months ended March 31, 2001 and 2000 was $1,217 million and $311 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates is presented below:

                                                   Three months ended
                                                       March 31,
                                 Percentage       --------------------
                                  Ownership        2001         2000
                                 ----------       -------      -------
                                                  amounts in millions
Gemstar                              21%          $  (897)          --
Discovery                            49%              (65)         (63)
Telewest                             25%             (131)         (87)
USAI and related investments         21%              (13)          (7)
QVC                                  42%                2           (1)
UGC                                  11%              (45)         (50)
Other                            Various              (68)        (103)
                                                  -------      -------
                                                  $(1,217)        (311)
                                                  =======      =======

         At March 31, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $14 billion. Such excess is being amortized over estimated useful lives ranging from 2 to 20 years. Amortization aggregating $281 million and $167 million for the three months ended March 31, 2001 and 2000, respectively, is included in share of losses of affiliates. Liberty expects to continue to record share of losses in its affiliates for the foreseeable future principally due to the significant levels of excess basis amortization that is included in each affiliate's share of losses.

         Gemstar. Liberty's share of Gemstar's net loss was $897 million for the three months ended March 31, 2001 including excess basis amortization of $109 million. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock. At March 31,2001, Liberty owned approximately 21% of Gemstar.

         On May 2, 2001, Liberty entered into a transaction with News Corp. to exchange 70.7 million shares of Gemstar held by Liberty for 121.5 million News Corp. American Depository Shares representing preferred, limited voting, ordinary shares of News Corp. The fair value of the securities received by Liberty is less than the expected carrying value of the Gemstar shares on the date of the Exchange Transaction. As a result of the inherent loss on the Exchange Transaction, Liberty recognized an other-than-temporary decline in value adjustment on all of its Gemstar interests in the first quarter of 2001. Such adjustment ($764 million) is included in share of losses of Gemstar.

         Telewest. Liberty's share of Telewest's net loss increased to $131 million for the three months ended March 31, 2001 from $87 million for the three months ended March 31, 2000, including excess basis amortization of $50 million and $22 million for 2001 and 2000, respectively. Liberty's share of Telewest's net loss increased due to the increase in excess basis amortization combined with an $46 million increase in Telewest's net loss. Telewest's net loss increased due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions.

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

         Upon consummation of the AT&T merger, through a new tax sharing agreement between Liberty and AT&T, Liberty became entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T merger. In addition, under the tax sharing agreement, Liberty will receive a cash payment from AT&T in periods when Liberty generates taxable losses and those taxable losses are utilized by AT&T to reduce the consolidated income tax liability.

         In connection with the Split Off Transaction, Liberty will also be deconsolidated from AT&T for federal income tax purposes. As a result, AT&T will be required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the tax sharing agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment will be reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. The expected net payment from AT&T is approximately $692 million. In addition, certain deferred intercompany gains will be includible in taxable income as a result of the Split Off Transaction and the resulting tax liability of approximately $122 million will be an obligation of Liberty.

         At March 31, 2001, Liberty owns 81.7 million ADSs of News Corp. and
62.6 million shares of Motorola common stock. Liberty receives dividends on its ownership interests in these entities periodically. There can be no assurance that such dividends will continue to be paid.

         Liberty owns shares of Fox Kids Worldwide preferred stock which pays quarterly dividends at the annual rate of 9% of the liquidation value of $1,000 per share. Cash dividends received by Liberty aggregate $8 million per quarter. If Fox Kids Worldwide does not declare or pay a quarterly dividend, that dividend will be added to the liquidation value and the dividend rate will increase to 11.5% per annum until all accrued and unpaid dividends are paid. News Corp. has undertaken to fund all amounts needed by Fox Kids Worldwide to pay any amounts it is required to pay under the certificate of designations for the Fox Kids Worldwide preferred stock, including payment of the liquidation value of that stock upon any optional or mandatory redemption of that stock.

         At March 31, 2001, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $2,166 million. Borrowings under these facilities of $1,967 million were outstanding at March 31, 2001. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $315 million at March 31, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Interest earned on the cash collateral aggregated $23 million as of March 31, 2001, and Liberty had utilized $256 million of the cash collateral and interest income as of such date. Unutilized cash collateral of $59 million at March 31, 2001, which represents restricted cash, is included in other current assets in the consolidated balance sheets.

         In January 2001, Liberty received net cash proceeds of $588 million (after underwriter fees of $12 million) from the issuance of its 3-1/2% senior exchangeable debentures due 2031. These debentures are exchangeable, at the option of the holder, for the value of 36.8189 shares of Motorola stock. Liberty may pay such value in cash, with a number of shares of Motorola stock or a combination of cash and stock, as determined in the debentures.

         In March 2001, Liberty received net cash proceeds of $801 million (after underwriter fees of $17 million) from the issuance of its 3-1/4% senior exchangeable debentures due 2031. These debentures are exchangeable, at the option of the holder, for the value of 18.5666 shares of Viacom. Liberty may pay such value in cash, with a number of shares of Viacom stock or a combination of cash and stock, as determined in the debentures.

         Based on currently available information and expected future transactions, Liberty expects to receive approximately $223 million in dividend and interest income during the year ended December 31, 2001. Based on current debt levels and current interest rates, Liberty expects to make interest payments of approximately $465 million during the year ended December 31, 2001.

         For so long as Liberty is a subsidiary of AT&T, there are restrictions on incurrence of debt of Liberty under an Inter-Group Agreement with AT&T. Liberty may not incur any debt that would cause the total indebtedness of Liberty at any time to be in excess of 25% ($9.5 billion at March 31, 2001) of the total market capitalization of the AT&T Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         Pursuant to a proposed final judgment agreed to by TCI, AT&T and the United States Department of Justice on December 30, 1998, Liberty transferred all of its beneficially owned securities of Sprint PCS to a trustee prior to the AT&T merger. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities held by the trust sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock-Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty.

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At March 31, 2001, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $461 million.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of March 31, 2001, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1.2 billion. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing, and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

         On February 23, 2001, Liberty announced that a partnership organized by Liberty and Klesch & Company Limited, a London-based private equity firm, had entered into a letter of intent to purchase certain broadband cable assets of Deutsche Telekom AG in Germany. If consummated as currently contemplated, the partnership will acquire 55% of the outstanding equity interests in six regional operating companies of Deutsche Telekom, together with an option for an additional 20% of such equity interests. The partnership also intends to acquire certain other assets. Although no assurance can be given that the contemplated transactions will be consummated, Liberty anticipates that any closing would occur in the second or third quarter of 2001 and such closing could have a significant impact on Liberty's capital resources.

         Effective June 26, 2000, Liberty entered into an agreement with UnitedGlobalCom, Inc. and a majority-owned subsidiary of UGC, United Pan-Europe Communications, N.V. ("UPC"), pursuant to which UGC would acquire from Liberty interests in various international broadband distribution and programming assets. On February 23, 2001, Liberty and UGC announced a revision to the original transaction. Pursuant to the transaction as revised, Liberty would acquire up to 100,000 shares of a newly issued series of convertible preferred stock of UGC in exchange for $1.4 billion in cash. Liberty would purchase $400 million of the $1.4 billion of the convertible preferred stock concurrently with UGC's acquisition of certain of Liberty's Latin American assets, principally consisting of Liberty's interests in Cablevision S.A., Pramer S.C.A. and Torneos y Competencias. If UGC acquired all of the Latin American and certain other assets proposed to be transferred, Liberty would receive approximately 20.1 million additional shares of UGC's common stock or a number of shares of a series of UGC's preferred stock convertible therefor. Although no assurance can be given that the contemplated transactions will be consummated, Liberty anticipates that any closing would occur during 2001 and such closing could have a significant impact on Liberty's capital resources.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities for the three months ended March 31, 2001 and 2000 was $360 million and $163 million, respectively, including payments related to stock appreciation rights of $202 million and $183 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $643 million and $975 million for the three months ended March 31, 2001 and 2000, respectively. Liberty uses cash to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities included cash used for investments in and loans to affiliates amounting to $310 million and $808 million during the three months ended March 31, 2001 and 2000, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $2,457 million and $2,410 million and repayments of $662 million and $772 million during the three months ended March 31, 2001 and 2000, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         Liberty is exposed to market risk in the normal course of business due to its investments in different foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Liberty has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

         Contributions to Liberty's foreign affiliates are denominated in foreign currency. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty does not hedge the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, during the three months ended March 31, 2001, Liberty entered into forward purchase contracts with respect to 900 million Euros in connection with certain foreign currency denominated transactions which are expected to be completed in the third quarter of 2001. Liberty recorded $12 million in unrealized losses related to these contracts in the first quarter of 2001. If the price of the Euro been 10% lower at March 31, 2001, Liberty would have recorded an additional unrealized loss on financial instruments, net of taxes, of $48 million. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and to fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates primarily through the issuance of fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity. Liberty believes this best protects the Company from interest rate risk. As of March 31, 2001, 61% of Liberty's debt was composed of fixed rate debt with a weighted average interest rate of 5.9%. The Company's variable rate debt had a weighted average interest rate of 6.4% at March 31, 2001. Had market interest rates been 100 basis points higher (representing an approximate 16% increase over Liberty's effective cost of borrowing) throughout the three months ended March 31, 2001 and 2000, Liberty would have recorded approximately $6 million and $2 million of additional interest expense, respectively. At March 31, 2001, the aggregate fair value of Liberty's notes and debentures was $3.5 billion, compared to a book value of $3.3 billion. Had the price of the securities underlying the call option obligations associated with the senior exchangeable debentures been 10% higher during the three months ended March 31, 2001, Liberty would have recorded an additional unrealized loss on financial instruments, net of taxes, of $98 million.

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

         In order to illustrate the effect of changes in stock prices on Liberty's balance sheet and statement of operations, we provide the following sensitivity analysis. Had the stock price of Liberty's investments accounted for as available-for-sale securities been 10% lower at March 31, 2001, and December 31, 2000, the value of such securities would have been lower, including consideration of our equity collars, by $2 billion and $1.7 billion, respectively. Our unrealized gains, net of taxes would have also been lower by $1.2 billion and $1.0 billion, respectively. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at March 31, 2001 and December 31, 2000, there would have been no impact on the carrying value of such investments. Liberty's cash collateral account and debt balance under the securities lending agreement would be reduced by $32 million if the underlying shares of the Sprint PCS Group decreased in value by 10%.

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

                            LIBERTY MEDIA CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2001

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LIBERTY MEDIA CORPORATION

Date: May 14, 2001                     By: /s/ Charles Y. Tanabe
                                           --------------------------------
                                           Charles Y. Tanabe
                                            Senior Vice President and
                                             General Counsel

Date: May 14, 2001                     By: /s/ David J.A. Flowers
                                           --------------------------------
                                           David J.A. Flowers
                                            Senior Vice President
                                             and Treasurer
                                              (Principal Financial Officer)

Date: May 14, 2001                     By: /s/ Christopher W. Shean
                                           --------------------------------
                                           Christopher W. Shean
                                            Vice President and Controller
                                             (Principal Accounting Officer)