Form 10-K/A
period 2000-12-31
LIBERTY MEDIA CORP /DE/
filed 2001-06-12
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ____ to ____

Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Delaware                                    84-1288730
----------------------------------------                ----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


        9197 So. Peoria Street
          Englewood, Colorado                                    80112
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)


         Registrant's telephone number, including area code:  (720) 875-5400

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ------------

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


                                          LIBERTY MEDIA CORPORATION



Date:       June 12, 2001                 By: /s/ Charles Y. Tanabe
                                              ----------------------------------
                                              Charles Y. Tanabe
                                               Senior Vice President and
                                               General Counsel

Date:       June 12, 2001                 By: /s/ Christopher W. Shean
                                              ----------------------------------
                                              Christopher W. Shean
                                               Vice President and Controller

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

                                               New Liberty                    Old Liberty
                                           -------------------       ----------------------------
                                               December 31,                   December 31,
                                           -------------------       ----------------------------
                                            2000         1999         1998        1997      1996
                                           ------       ------       ------      ------    ------
                                                           amounts in millions
Summary Balance Sheet Data:
Investment in affiliates                   $20,379      15,922        3,079       2,359     1,519
Investments in available-for-sale
  securities and others                    $19,035      28,593       10,539       3,971     2,257
Total assets                               $54,176      58,650       15,783       7,735     6,722
Debt, including current portion            $ 6,363       3,277        2,096         785       555
Stockholder's equity                       $34,224      38,408        9,230       4,721     4,519



                                                      New Liberty                                  Old Liberty
                                            ----------------------------       -----------------------------------------------------
                                                Year         Ten months        Two months
                                               Ended           ended              ended               Years ended
                                            December 31,    December 31,       February 28,           December 31,
                                            ------------    ------------       ------------   --------------------------------------
                                                2000            1999               1999         1998           1997           1996
                                            ------------    ------------       ------------   --------       --------       --------
                                                                              amounts in millions
Summary Statement of Operations Data:
Revenue                                      $ 1,526             729             235           1,359           1,225         2,208
Operating income (loss)                      $   437          (2,214)           (158)           (431)           (260)          (66)
Interest expense                             $  (399)           (134)            (25)           (104)            (40)          (53)
Share of losses of affiliates, net           $(1,731)           (904)            (66)         (1,002)           (785)         (332)
Gains on dispositions, net                   $ 7,339               4              14           2,449             406         1,558
Net earnings (loss)                          $ 2,569          (1,975)            (70)            622            (470)          741


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

                                                                  New Liberty
                                          ----------------------------------------------------------
                                              Year                         Ten months
                                             ended           % of            ended            % of
                                          December 31,       total        December 31,        total
                                             2000           revenue          1999            revenue
                                          ------------      -------       ------------       -------
                                                           dollar amounts in millions
Starz Encore Group
   Revenue                                $   733             100%         $   539             100%
   Operating, selling, general and
      administrative                          498              68              415              77
   Stock compensation                         163              22              283              53
   Depreciation and amortization              157              21              148              27
                                          -------         -------          -------         -------
      Operating (loss) income             $   (85)            (11)%        $  (307)            (57)%
                                          =======         =======          =======         =======

Liberty Livewire
   Revenue                                $   295             100%         $    --              --
   Operating, selling, general and
      administrative                          251              85               --              --
   Stock compensation                         (42)            (14)              --              --
   Depreciation and amortization               55              19               --              --
                                          -------         -------          -------         -------
      Operating income                    $    31              10%         $    --              --
                                          =======         =======          =======         =======

On Command
   Revenue                                $   200             100          $    --              --
   Operating, selling, general and
      administrative                          151              76               --              --
   Depreciation and amortization               65              32               --              --
                                          -------         -------          -------         -------
      Operating loss                      $   (16)             (8)         $    --              --
                                          =======         =======          =======         =======
Other
   Revenue                                $   298                (a)       $   190                (a)
   Operating, selling, general and
      administrative                          286                              181
   Stock compensation                      (1,071)                           1,502
   Depreciation and amortization              576                              414
                                          -------                          -------
      Operating income (loss)             $   507                          $(1,907)
                                          =======                          =======


                                                                   Old Liberty
                                          --------------------------------------------------------
                                           Two months                        Year
                                             ended            % of           ended          % of
                                          February 28,       total        December 31,      total
                                             1999           revenue           1998         revenue
                                          ------------      -------       ------------     -------
                                                           dollar amounts in millions
Revenue                                   $   101              100%            $   541        100%
   Operating, selling, general and
      administrative                           60               59                 445         82
   Stock compensation                           3                3                  58         11
   Depreciation and amortization                1                1                   8          1
                                          -------          -------             -------    -------
      Operating (loss) income             $    37               37%            $    30          6%
                                          =======          =======             =======    =======
Liberty Livewire
   Revenue                                $    --               --             $    --         --
   Operating, selling, general and
      administrative                           --               --                  --         --
   Stock compensation                          --               --                  --         --
   Depreciation and amortization               --               --                  --         --
                                          -------          -------             -------    -------
      Operating income                    $    --               --             $    --         --
                                          =======          =======             =======    =======
On Command
   Revenue                                $    --               --             $    --         --
   Operating, selling, general and
      administrative                           --               --                  --         --
   Depreciation and amortization               --               --                  --         --
                                          -------          -------             -------    -------
      Operating loss                      $    --               --             $    --         --
                                          =======          =======             =======    =======
Other
   Revenue                                $   134                 (a)          $   818           (a)
   Operating, selling, general and
      administrative                          128                                  698
   Stock compensation                         180                                  460
   Depreciation and amortization               21                                  121
      Operating income (loss)             $  (195)                             $  (461)
                                          =======                              =======

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

                                                                      Combined Liberty
                                   ----------------------------------------------------------------------------------
                                       Year                         Year                        Year
                                       ended          % of          ended         % of          ended          % of
                                   December 31,       total     December 31,      total     December 31,       total
                                       2000          revenue        1999         revenue        1998          revenue
                                   ------------      -------    ------------     -------    ------------      -------
                                                                dollar amounts in millions
Starz Encore Group
  Revenue                             $   733          100%      $   640          100%        $   541          100%
  Operating, selling, general
     and administrative                   498           68           475           74             445           82
  Stock compensation                      163           22           286           45              58           11
  Depreciation and
     amortization                         157           21           149           23               8            1
                                      -------          ---       -------          ---         -------          ---
       Operating (loss)
           income                     $   (85)         (11)%     $  (270)         (42)%       $    30            6%
                                      =======          ===       =======          ===         =======          ===
Liberty Livewire
  Revenue                             $   295          100%      $    --           --         $    --           --
  Operating, selling, general
     and administrative                   251           85            --           --              --
  Stock compensation                      (42)         (14)           --           --              --           --
  Depreciation and
     amortization                          55           19            --           --              --           --
                                      -------          ---       -------          ---         -------          ---
       Operating income               $    31           10%      $    --           --         $    --           --
                                      =======          ===       =======          ===         =======          ===
On Command
  Revenue                             $   200          100%      $    --           --         $    --           --
  Operating, selling, general
     and administrative                   151           76            --           --              --           --
  Depreciation and
     amortization                          65           32            --           --              --           --
                                      -------          ---       -------          ---         -------          ---
       Operating loss                 $   (16)          (8)%     $    --           --         $    --           --
                                      =======          ===       =======          ===         =======          ===
Other
  Revenue                             $   298             (a)    $   324             (a)      $   818             (a)
  Operating, selling, general
     and administrative                   286                        309                          698
  Stock compensation                   (1,071)                     1,682                          460
  Depreciation and
     amortization                         576                        435                          121
                                      -------                    -------                      -------
       Operating income (loss)        $   507                    $(2,102)                     $  (461)
                                      =======                    =======                      =======

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

         Liberty expects Starz Encore Group to generate an operating loss during 2001 due to continued stock compensation and depreciation and amortization expenses. It is expected that this operating loss will decrease compared to 2000 due to improved earnings before interest, taxes, depreciation and amortization (Operating Cash Flow).

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

         On Command. On March 28, 2000, Liberty announced that it had completed its cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On June 8, 2000, Liberty completed its acquisition of 100% of Ascent. On Command is a majority owned subsidiary of Ascent. On Command's principal business is providing pay-per-view entertainment and information services to the lodging industry. Upon completion of the tender offer, Liberty consolidated the operations of On Command. On Command's revenue could be negatively impacted by a strike by certain entertainment guilds as the amount of programming available to On Command could be negatively impacted, thereby potentially reducing purchases of pay-per-view entertainment services by consumers. Liberty expects On Command's operating loss in 2001 to approximate its 2000 operating loss.

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

         During the year ended December 31, 2000, Liberty determined that certain of its investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values at December 31, 2000 based primarily on recent quoted market prices. These adjustments are reflected as impairment of investments in the consolidated statements of operations. The following table identifies the realized losses attributable to each of the individual investments as follows (amounts in millions):

         Investments
         -----------                                            Year ended
                                                               December 31,
                                                                   2000
                                                               ------------
         Motorola                                               $    1,276
         Primedia                                                      103
         Others                                                         97
                                                                ----------
                                                                $    1,476
                                                                ==========

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

         INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $1,731 million, $904 million and $66 million during the year ended December 31, 2000, the ten month period ending December 31, 1999 and the two month period ending February 28, 1999, respectively. A summary of Liberty's share of losses of affiliates is included below:

                                                                   New Liberty                        Old Liberty
                                                    ---------------------------------------------     ------------
                                                                      Year           Ten months        Two months
                                                                      ended             ended            ended
                                                    Percentage     December 31,      December 31,     February 28,
                                                     Ownership         2000              1999             1999
                                                    ----------     ------------      ------------     ------------
                                                                          amounts in millions

         USAI and related investments                   21%        $       (36)              (20)              10
         Telewest                                       25%               (441)             (222)             (38)
         Discovery                                      49%               (293)             (269)              (8)
         Gemstar                                        21%               (254)               --               --
         QVC                                            43%                (12)              (11)              13
         UnitedGlobalCom                                11%               (211)               23               --
         Other                                        Various             (484)             (405)             (43)
                                                                   -----------              ----              ---
                                                                   $    (1,731)             (904)             (66)
                                                                   ===========              ====              ===

         At December 31, 2000, the excess of Liberty's aggregate carrying amount in its affiliates over Liberty's proportionate share of its affiliates' net assets is approximately $15 billion. This excess basis is being amortized over estimated useful lives ranging from 2 to 20 years. Such amortization was approximately $936 million, $463 million and $9 million for the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. Such excess basis amortization is included in Liberty's share of losses of its affiliates. Liberty expects to continue to record shares of losses in its affiliates for the foreseeable future principally due to the significant levels of excess basis amortization that is included in each affiliate's share of losses.

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

         Discovery. Liberty's share of Discovery's net loss was approximately $293 million, $269 million, and $8 million for the year ended December 31, 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Liberty's share of losses for the year ended December 31, 2000 and the ten month period ended December 31, 1999, included $187 million and $155 million, respectively, in excess basis amortization. The increase in Liberty's share of Discovery's net loss from 1999 to 2000 is due to the inclusion of a full year of excess basis amortization during 2000 as compared to ten months excess basis amortization in 1999. The increase in excess basis amortization was offset by a reduction in Discovery's net loss due to an increase in Operating Cash Flow that was partially offset by increased interest expense and launch support.

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

         INVESTMENTS IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

         Liberty's share of losses of affiliates was $904 million, $66 million and $1,002 million during the ten month period ending December 31, 1999, the two month period ending February 28, 1999, and the year ending December 31, 1998, respectively. A summary of Liberty's share of losses of affiliates is as follows:

                                                      New Liberty                      Old Liberty
                                                      ------------          ----------------------------------
                                                       Ten months            Two months               Year
                                                         ended                 ended                 ended
                                                      December 31,          February 28,          December 31,
                                                          1999                  1999                  1998
                                                      ------------          ------------          ------------
                                                                         amounts in millions
         USAI and related investments                 $        (20)                   10                    30
         Telewest                                             (222)                  (38)                 (134)
         Discovery                                            (269)                   (8)                  (39)
         QVC                                                   (11)                   13                    64
         UnitedGlobalCom                                        23                    --                    --
         PCS Ventures                                           --                    --                  (629)
         Other                                                (405)                  (43)                 (294)
                                                      ------------                   ---                ------
                                                      $       (904)                  (66)               (1,002)
                                                      ============                   ===                ======

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

         Based on currently available information and expected future transactions, Liberty expects to receive approximately $223 million in dividend and interest income during the year ended December 31, 2001. Based on current debt levels and current interest rates, Liberty expects to pay approximately $465 million in interest expense during the year ended December 31, 2001.

         For so long as Liberty is a subsidiary of AT&T, there are restrictions on incurrence of debt of Liberty through an Inter-Group Agreement with AT&T. Liberty may not incur any debt that would cause the total indebtedness of Liberty at any time to be in excess of 25% ($9 billion at December 31, 2000) of the total market capitalization of the AT&T Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T.

         Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities.

         In September 1999, Liberty Media Group announced the approval to repurchase from time to time up to 135 million shares of AT&T Class A or Class B Liberty Media Group common stock. During 2000, Liberty made distributions to Liberty Media Group totaling approximately $269 million to repurchase approximately 14 million shares under this repurchase plan. The distributions were accounted for as a reduction to additional paid-in-capital.

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned securities of Sprint PCS to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court of the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS Group stock sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock -Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty.

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

         Liberty has agreed to a transaction with UnitedGlobalCom pursuant to which Liberty will invest consideration equal to $1.4 billion and contribute certain of its interests in various international broadband distribution and programming assets, such as its interests in Cablevision S.A., Pramer S.C.A. and Torneos y Competencias S.A., in exchange for direct or indirect equity interests in UnitedGlobalCom. Assuming the consummation of all of the contemplated transactions and the contribution of all of the assets proposed to be contributed, Liberty would hold a substantial direct or indirect equity interest in UnitedGlobalCom and, upon the occurrence of certain events, a controlling voting interest in UnitedGlobalCom. However, pursuant to certain voting and standstill arrangements that would be entered into at the time of the closing of this transaction, Liberty's ability to exercise control of UnitedGlobalCom would be limited. The voting and standstill arrangements would terminate upon the tenth anniversary of the closing, subject to earlier termination upon the occurrence of specified events.

         Proposed Split Off Transaction

         AT&T currently owns all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty Media Corporation. Subsequent to December 31, 2000, AT&T initiated a process for effecting our split off from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock (the "Split Off Transaction"). Prior to the Split Off Transaction, Liberty will increase its authorized capital stock, and the Liberty Class A and Class B Common Stock will be reclassified as Series A Liberty Media Corporation common stock ("Series A common stock") and the Class C Common Stock will be reclassified as Series B Liberty Media Corporation common stock ("Series B common stock"). In the Split Off Transaction, each share of AT&T Class A and AT&T Class B Liberty Media Group tracking stock will be exchanged for a like share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty Media Corporation will no longer be a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock will be outstanding. The Split Off Transaction will be accounted for at historical cost. There can be no assurance that the split off will be effected.

         Immediately prior to the Split Off Transaction, AT&T will contribute to Liberty Media Corporation assets currently attributed to the Liberty Media Group but not held by us (the "Contributed Assets"). These assets include (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider; and (ii) an approximate 8% indirect common equity interest in Liberty Digital. The contributions will be accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty Media Corporation for periods prior to contributions will be restated to include the financial position and results of operations of the Contributed Assets once this transaction is completed.

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

ACCOUNTING STANDARDS

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax increases in net earnings of approximately $550 million and reductions in other comprehensive income of approximately $90 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.


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

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates primarily through the issuance of fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity. Liberty believes this best protects the company from interest rate risk. As of December 31, 2000, the majority of Liberty's debt was composed of fixed rate debt resulting from the 1999 and 2000 issuances of senior notes and senior debentures for net proceeds of approximately $3.9 billion. The proceeds were used to repay floating rate debt, which reduced Liberty's exposure to interest rate risk associated with rising variable interest rates. However it increased Liberty's fair value interest rate risk. During 2000 market interest rates have declined. Liberty has taken advantage of these declining rates through the issuance of additional fixed rate debt at lower stated interest rates. Liberty believes these continued issuances of fixed rate debt that have a low stated rate and significant term to maturity best allows Liberty to take advantage of the current historically low interest rates. If market interest rates were 100 basis points (representing approximately a 14% increase over Liberty's effective cost of borrowing) higher throughout the year ended December 31, 2000 and 1999, Liberty would have recorded approximately $14 million and $16 million of additional interest expense, respectively. At December 31, 2000, the aggregate fair value of Liberty's senior notes and debentures was approximately $3.4 billion.

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

Item 8. Financial Statements and Supplementary Data.

         The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-20. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

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





                                                              KPMG LLP

Denver, Colorado
February 26, 2001

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                 2000              1999
                                                                                -------          -------
                                                                                   amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                                  $ 1,295            1,714
     Short-term investments                                                         500              378
     Trade and other receivables, net                                               307              116
     Prepaid expenses and program rights                                            537              405
     Deferred income tax assets (note 9)                                            242              750
     Other current assets                                                            73                5
                                                                                -------          -------
         Total current assets                                                     2,954            3,368
                                                                                -------          -------


Investments in affiliates, accounted for under the equity method, and
     related receivables (note 5)                                                20,379           15,922
Investments in available-for-sale securities and others (note 6)                 19,035           28,593

Property and equipment, at cost                                                     976              162
     Less accumulated depreciation                                                  131               19
                                                                                -------          -------
                                                                                    845              143
                                                                                -------          -------
Intangible assets:
     Excess cost over acquired net assets (note 7)                               11,138            9,966
     Franchise costs                                                                190              273
                                                                                -------          -------
                                                                                 11,328           10,239
         Less accumulated amortization                                            1,047              454
                                                                                -------          -------
                                                                                 10,281            9,785
                                                                                -------          -------
Other assets, at cost, net of accumulated amortization                              682              839
                                                                                -------          -------
         Total assets                                                           $54,176           58,650
                                                                                =======          =======

                                                                                                        (continued)

                     LIBERTY MEDIA CORPORATION SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                          2000               1999
                                                                                        --------           --------
                                                                                             amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                                           $    473                245
     Accrued stock compensation (note 11)                                                  1,216              2,405
     Program rights payable                                                                  179                166
     Current portion of debt                                                               1,094                554
                                                                                        --------           --------
         Total current liabilities                                                         2,962              3,370
                                                                                        --------           --------
Long-term debt (note 8)                                                                    5,269              2,723
Deferred income tax liabilities (note 9)                                                  11,311             14,103
Other liabilities                                                                             62                 23
                                                                                        --------           --------
         Total liabilities                                                                19,604             20,219
                                                                                        --------           --------
Minority interests in equity of subsidiaries (note 7)                                        348                 23

Stockholder's equity (note 10):
     Preferred stock, $.0001 par value.  Authorized 100,000 shares; no
        shares issued and outstanding                                                         --                 --
     Class A common stock $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                                   --                 --
     Class B common stock $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                                   --                 --
     Class C common stock, $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                                   --                 --
     Additional paid-in capital                                                           34,169             33,838
     Accumulated other comprehensive (loss) earnings, net of taxes (note 12)
                                                                                            (397)             6,518
     Accumulated earnings (deficit)                                                          594             (1,975)
                                                                                        --------           --------
                                                                                          34,366             38,381
     Due to (from) related parties                                                          (142)                27
                                                                                        --------           --------
         Total stockholder's equity                                                       34,224             38,408
                                                                                        --------           --------
Commitments and contingencies (note 13)
         Total liabilities and stockholder's equity                                     $ 54,176             58,650
                                                                                        ========           ========

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS


                                                                    New Liberty                         Old Liberty
                                                           -----------------------------      ------------------------------
                                                               Year          Ten months        Two months           Year
                                                               ended           ended             ended             ended
                                                           December 31,     December 31,      February 28,      December 31,
                                                               2000             1999              1999              1998
                                                           ------------     ------------      ------------      ------------
                                                                                   amounts in millions
                                                                                        (note 2)
Revenue:
     Unaffiliated parties                                    $ 1,283               549               192             1,197
     Related parties (note 10)                                   243               180                43               162
                                                             -------           -------           -------           -------
                                                               1,526               729               235             1,359
                                                             -------           -------           -------           -------
Operating costs and expenses:
     Operating                                                   801               343                95               713
     Selling, general and administrative ("SG&A")                348               229                87               387
     Charges from related parties (note 10)                       37                24                 6                43
     Stock compensation-SG&A (note 11)                          (950)            1,785               183               518
     Depreciation and amortization                               853               562                22               129
                                                             -------           -------           -------           -------
                                                               1,089             2,943               393             1,790
                                                             -------           -------           -------           -------
         Operating income (loss)                                 437            (2,214)             (158)             (431)

Other income (expense):
     Interest expense                                           (399)             (134)              (25)             (104)
     Adjustment to interest expense for contingent
        portion of exchangeable debentures                       153              (153)               --                --
     Interest expense to related parties, net                     --                (1)               (1)               (9)
     Dividend and interest income                                301               242                10                65
     Share of losses of affiliates, net (note 5)              (1,731)             (904)              (66)           (1,002)
     Impairment of investments (note 6)                       (1,476)               --                --                --
     Gains on dispositions, net (notes 5, 6 and 7)             7,339                 4                14             2,449
     Gains on issuance of equity by affiliates and
        subsidiaries (notes 5 and 7)                              --                --               372               105
     Unrealized gains on financial instruments                    70                --                --                --
     Other, net                                                    3                (4)               (9)               (3)
                                                             -------           -------           -------           -------
                                                               4,260              (950)              295             1,501
                                                             -------           -------           -------           -------
        Earnings (loss) before income taxes and
           minority interest                                   4,697            (3,164)              137             1,070
Income tax (expense) benefit (note 9)                         (2,190)            1,097              (211)             (461)
Minority interests in losses of subsidiaries                      62                92                 4                13
                                                             -------           -------           -------           -------
        Net earnings (loss)                                  $ 2,569            (1,975)              (70)              622
                                                             -------           -------           -------           -------
Other comprehensive earnings, net of taxes:
     Foreign currency translation adjustments                   (202)               60               (15)                2
     Unrealized holding (losses) gains arising during
        the period, net of reclassification adjustments       (6,713)            6,458               885             2,417
                                                             -------           -------           -------           -------
     Other comprehensive (loss) earnings                      (6,915)            6,518               870             2,419
                                                             -------           -------           -------           -------

Comprehensive (loss) earnings (note 12)                      $(4,346)            4,543               800             3,041
                                                             =======           =======           =======           =======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY




                                                                           Common stock              Additional
                                                     Preferred    ------------------------------       paid-in
                                                       stock      Class A    Class B     Class C       capital
                                                     ---------    -------    -------     -------     ----------
                                                                        amounts in millions
Balance at January 1, 1998                               --          --          --          --        3,610
    Net earnings                                         --          --          --          --           --
    Foreign currency translation adjustments             --          --          --          --           --
    Unrealized gains on available-for-sale
       securities                                        --          --          --          --           --
    Payments for call agreements                         --          --          --          --         (140)
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 5)           --          --          --          --           70
    Transfers from related party due to
       acquisitions of minority interests (note 7)       --          --          --          --          772
    Assignment of option from related party              --          --          --          --           16
    Transfer from related party for acquisition
       of cost investment                                --          --          --          --          354
    Other transfers from related parties, net            --          --          --          --           --
                                                       ----        ----        ----        ----        -----
Balance at December 31, 1998                             --          --          --          --        4,682
    Net loss                                             --          --          --          --           --
    Foreign currency translation adjustments             --          --          --          --           --
    Unrealized gains on available-for-sale
       securities                                        --          --          --          --           --
    Other transfers from (to) related parties, net       --          --          --          --          430
                                                       ----        ----        ----        ----        -----

Balance on February 28, 1999                           $ --          --          --          --        5,112
                                                       ====        ====        ====        ====        =====



                                                             Accumulated
                                                                other                           Due to
                                                           comprehensive       Accumulated      (from)         Total
                                                              earnings,         (deficit)       related    stockholder's
                                                            net of taxes         earnings       parties       equity
                                                           -------------       -----------      -------    -------------
                                                                                   amounts in millions

Balance at January 1, 1998                                        767              330               14       4,721
    Net earnings                                                   --              622               --         622
    Foreign currency translation adjustments                        2               --               --           2
    Unrealized gains on available-for-sale
       securities                                               2,417               --               --       2,417
    Payments for call agreements                                   --               --               --        (140)
    Gains in connection with issuances of
       affiliates and subsidiaries (note 5)                        --               --               --          70
    Transfers from related party due to
       acquisitions of minority interests (note 7)                 --               --               --         772
    Assignment of option from related party                        --               --              (16)         --
    Transfer from related party for acquisition
       of cost investment                                          --               --               --         354
    Other transfers from related parties, net                      --               --              412         412
                                                               ------           ------           ------      ------
Balance at December 31, 1998                                    3,186              952              410       9,230
    Net loss                                                       --              (70)              --         (70)
    Foreign currency translation adjustments                      (15)              --               --         (15)
    Unrealized gains on available-for-sale
       securities                                                 885               --               --         885
    Other transfers from (to) related parties, net                 --               --           (1,011)       (581)
                                                               ------           ------           ------      ------
Balance on February 28, 1999                                    4,056              882             (601)      9,449
                                                               ======           ======           ======      ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY




                                                                           Common stock             Additional
                                                    Preferred     ------------------------------     paid-in
                                                      stock       Class A    Class B     Class C     capital
                                                    ---------     -------    -------     -------    ----------
                                                                      amounts in millions
Balance on February 28, 1999                          $  --          --          --         --          5,112
--------------------------------------------------------------------------------------------------------------
Balance at March 1, 1999                              $  --          --          --         --         33,468
    Net loss                                             --          --          --         --             --
    Foreign currency translation adjustments             --          --          --         --             --
    Recognition of previously unrealized
       losses on available-for-sale securities,
       net                                               --          --          --         --             --
    Unrealized gains on available-for-sale
       securities                                        --          --          --         --             --
    Transfer from related party for redemption of
       debentures                                        --          --          --         --            354
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 10)          --          --          --         --            104
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                          --          --          --         --            (88)
    Other transfers to related parties, net              --          --          --         --             --
                                                      -----        ----        ----       ----         ------
Balance at December 31, 1999                          $  --          --          --         --         33,838
                                                      =====        ====        ====       ====         ======
    Net earnings                                         --          --          --         --             --
    Foreign currency translation adjustments             --          --          --         --             --
    Recognition of previously unrealized gains
       on available-for-sale securities, net             --          --          --         --             --
    Unrealized losses on available-for-sale
       securities                                        --          --          --         --             --
    Contribution to equity from related party for
       acquisitions                                      --          --          --         --            217
    Gains in connection with issuances of stock
       of affiliates and subsidiaries, net (note 10)     --          --          --         --            362
    Note receivable from related party                   --          --          --         --             --
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                          --          --          --         --            (38)
    Other transfers to related parties, net              --          --          --         --           (210)
                                                       ----        ----        ----       ----         ------
Balance at December 31, 2000                          $  --          --          --         --         34,169
                                                      =====        ====        ====       ====         ======




                                                             Accumulated
                                                                other                           Due to
                                                           comprehensive       Accumulated      (from)         Total
                                                              earnings,         (deficit)       related    stockholder's
                                                            net of taxes         earnings       parties       equity
                                                           -------------       -----------      -------    -------------
                                                                                   amounts in millions
Balance on February 28, 1999                                 4,056               882              (601)            9,449
------------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1999                                        --                --               197            33,665
    Net loss                                                    --            (1,975)               --            (1,975)
    Foreign currency translation adjustments                    60                --                --                60
    Recognition of previously unrealized
       losses on available-for-sale securities,
       net                                                       7                --                --                 7
    Unrealized gains on available-for-sale
       securities                                            6,451                --                --             6,451
    Transfer from related party for redemption of
       debentures                                               --                --                --               354
    Gains in connection with issuances of stock
       of affiliates and subsidiaries (note 10)                 --                --                --               104
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                                 --                --                --               (88)
    Other transfers to related parties, net                     --                --              (170)             (170)
                                                             -----            ------              ----            ------
Balance at December 31, 1999                                 6,518            (1,975)               27            38,408
                                                             =====            ======              ====            ======
    Net earnings                                                --             2,569                --             2,569
    Foreign currency translation adjustments                  (202)               --                --              (202)
    Recognition of previously unrealized
       on available-for-sale securities, net                  (635)               --                --              (635)
    Unrealized losses on available-for-sale
       securities                                           (6,078)               --                --            (6,078)
    Contribution to equity from related party for
       acquisitions                                             --                --                --               217
    Gains in connection with issuances of stock
       of affiliates and subsidiaries, net (note 10)            --                --                --               362
    Note receivable from related party                          --                --              (476)             (476)
    Utilization of net operating losses of
       Liberty by AT&T (note 9)                                 --                --                --               (38)
    Other transfers to related parties, net                     --                --               307                97
                                                             -----            ------              ----            ------
Balance at December 31, 2000                                  (397)              594              (142)           34,224
                                                             =====            ======              ====            ======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              New Liberty                       Old Liberty
                                                                     ----------------------------       ---------------------------
                                                                         Year         Ten months         Two months        Year
                                                                         ended           ended             ended           ended
                                                                     December 31,    December 31,       February 28,    December 31,
                                                                         2000            1999               1999           1998
                                                                     ------------    ------------       ------------   ------------
                                                                                              amounts in millions
                                                                                                   (note 4)
Cash flows from operating activities:
     Net earnings (loss)                                              $ 2,569            (1,975)              (70)           622
     Adjustments to reconcile net earnings (loss) to net cash
        provided (used) by operating activities:
        Depreciation and amortization                                     853               562                22            129
        Stock compensation                                               (950)            1,785               183            518
        Payments of stock compensation                                   (319)             (111)             (126)           (58)
        Share of losses of affiliates, net                              1,731               904                66          1,002
        Deferred income tax expense (benefit)                           2,325            (1,025)              212            546
        Intergroup tax allocation                                        (141)              (75)               (1)           (89)
        Cash payment from AT&T pursuant to tax sharing agreement          414                 1                --             --
        Minority interests in losses of subsidiaries                      (62)              (92)               (4)           (13)
        Unrealized gains on financial instruments                         (70)               --                --             --
        Gains on issuance of equity by affiliates and
           subsidiaries                                                    --                --              (372)          (105)
        Gains on disposition of assets, net                            (7,339)               (4)              (14)        (2,449)
        Impairment of investments                                       1,476                --                --             --
        Noncash interest                                                 (138)              153                --             --
        Other noncash charges                                              --                 3                18             --
        Changes in operating assets and liabilities, net of the
           effect of acquisitions and dispositions:
               Receivables                                               (134)                7                33            (56)
               Prepaid expenses and program rights                       (121)             (119)              (23)           (65)
               Payables and other current liabilities                      87               119               (31)            44
                                                                      -------           -------           -------        -------
                 Net cash provided (used) by operating
                    activities                                            181               133              (107)            26
                                                                      -------           -------           -------        -------
Cash flows used by investing activities:
     Cash paid for acquisitions                                          (735)             (109)               --            (92)
     Capital expended for property and equipment                         (221)              (40)              (15)           (60)
     Investments in and loans to affiliates and others                 (3,372)           (2,596)              (51)        (1,404)
     Purchases of marketable securities                                  (848)           (7,757)               (3)            --
     Sales and maturities of marketable securities                      1,820             5,725                 9             --
     Cash proceeds from dispositions                                      456               130                43            423
     Other, net                                                            34               (11)              (62)            12
                                                                      -------           -------           -------        -------
        Net cash used by investing activities                          (2,866)           (4,658)              (79)        (1,121)
                                                                      -------           -------           -------        -------
Cash flows from financing activities:
     Borrowings of debt                                                 5,509             3,187               155          2,199
     Repayments of debt                                                (3,068)           (2,211)             (145)          (609)
     Net proceeds from issuance of stock by subsidiaries                  121               123                --             --
     Payments for call agreements                                          --                --                --           (140)
     Cash transfers (to) from related parties                            (268)             (159)               31           (215)
     Other, net                                                           (28)              (20)              (52)           (12)
                                                                      -------           -------           -------        -------
        Net cash provided (used) by financing activities                2,266               920               (11)         1,223
                                                                      -------           -------           -------        -------
             Net (decrease) increase in cash and cash
                equivalents                                              (419)           (3,605)             (197)           128
             Cash and cash equivalents at beginning of year             1,714             5,319               228            100
                                                                      -------           -------           -------        -------
             Cash and cash equivalents at end of year                 $ 1,295             1,714                31            228
                                                                      =======           =======           =======        =======

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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


                                                          New Liberty      Old Liberty
                                                          -----------      -----------
                                                              amounts in millions
Assets:
Cash and cash equivalents                                   $ 5,319               31
Other current assets                                            434              410
Investments in affiliates                                    17,116            3,971
Investments in available-for-sale securities                 13,053           11,974
Property and equipment, net                                     125              111
Intangibles and other assets                                 11,159              389
                                                            -------          -------
                                                            $47,206           16,886
                                                            =======          =======
Liabilities and Equity:
Current liabilities                                         $ 1,675            1,051
Long-term debt                                                1,845            2,087
Deferred income taxes                                         9,963            4,147
Other liabilities                                                19               90
                                                            -------          -------
      Total liabilities                                      13,502            7,375
                                                            -------          -------
Minority interests in equity of subsidiaries                     39               62
Stockholder's equity                                         33,665            9,449
                                                            -------          -------
                                                            $47,206           16,886
                                                            =======          =======

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

         Investments

         All marketable equity securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES sale are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         FASB Statement No. 133, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. Statement of Financial Accounting Standards No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in cumulative after-tax increases in net earnings of approximately $550 million and reductions in other comprehensive earnings of approximately $90 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.


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

         Compensation relating to stock options with tandem stock appreciation rights ("SARs") granted to employees of Liberty and its subsidiaries have been recorded as variable award plans in the accompanying consolidated financial statements pursuant to APB Opinion No. 25 and related interpretations. Liabilities under these awards are subject to future adjustment based upon vesting provisions and the market value of the underlying security and, ultimately, on the final determination of market value when the rights are exercised. The amount of compensation under Statement 123 would not have been significantly different from what has been reflected in the accompanying consolidated financial statements due to substantially all of Liberty's stock option plans having tandem SARs, which are treated as liabilities for financial statement purposes and require periodic remeasurement under both APB Opinion No. 25 and Statement 123.

         Agreements that may require Liberty to reacquire interests in subsidiaries held by officers and employees in the future are marked-to-market periodically with corresponding adjustments being recorded to stock compensation expense.


         Reclassifications

         Certain prior period amounts have been reclassified for comparability with the 2000 presentation.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                          New Liberty                    Old Liberty
                                                ----------------------------   ------------------------------
                                                   Year          Ten months     Two months          Year
                                                   ended           ended          ended             ended
                                                December 31,    December 31,   February 28,      December 31,
                                                ------------    ------------   ------------      ------------
                                                   2000            1999            1999             1998
                                                ------------    ------------   ------------      ------------
                                                                     amounts in millions
Cash paid for acquisitions:
    Fair value of assets acquired                 $ 2,345           122               --              903
    Net liabilities assumed                        (1,208)          (13)              --             (107)
    Deferred tax asset                                260            --               --             (154)
       (liability)
    Minority interest                                (445)           --               --              224
    Contribution to equity for
       acquisitions                                  (217)           --               --             (772)
    Other                                              --            --               --               (2)
                                                  -------           ---          -------          -------

       Cash paid for acquisitions
                                                  $   735           109               --               92
                                                  =======           ===          =======          =======
       Cash paid for interest                     $   335            93               32              103
                                                  =======           ===          =======          =======
       Cash paid for income taxes
                                                  $    --            --               --               29
                                                  =======           ===          =======          =======

         During the ten months ended December 31, 1999 certain subsidiaries with a carrying value of $135 million were exchanged for a cost method investment in an online music venture.

         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):


         Cash and cash equivalents prior to the AT&T Merger                   $     31
             Cash contribution in connection with the AT&T Merger                5,464
             Cash paid to TCI for certain warrants                                (176)
                                                                              --------
         Cash and cash equivalents subsequent to the AT&T Merger              $  5,319
                                                                              ========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5)      Investments in Affiliates Accounted for under the Equity Method

         Liberty has various investments accounted for under the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2000 and the carrying amount at December 31, 1999:

                                                                December 31,                  December 31,
                                                                    2000                          1999
                                                        ---------------------------           ------------
                                                        Percentage         Carrying             Carrying
                                                        Ownership           Amount               Amount
                                                        ----------         --------           -----------
                                                                      dollar amounts in millions
         USA Networks, Inc. ("USAI") and related
             investments                                     21%         $     2,824               2,699
         Telewest Communications plc ("Telewest")            25%               2,712               1,996
         Discovery Communications, Inc. ("Discovery")        49%               3,133               3,441
         Gemstar-TV Guide International, Inc.
             ("Gemstar")                                     21%               5,855                  --
         QVC, Inc. ("QVC")                                   43%               2,508               2,515
         UnitedGlobalCom, Inc. ("UnitedGlobalCom")           11%                 314                 505
         TV Guide                                                                 --               1,732
         Foreign investments (other than Telewest)          various            1,754               2,190
         Other                                              various            1,279                 844
                                                                         -----------          ----------
                                                                         $    20,379              15,922
                                                                         ===========          ==========

         The following table reflects Liberty's share of earnings (losses) of affiliates:

                                                          New Liberty                                    Old Liberty
                                               ----------------------------------            -----------------------------------
                                                   Year                Ten months            Two months                Year
                                                  ended                  ended                  ended                  ended
                                               December 31,           December 31,           February 28,           December 31,
                                               ------------           ------------           ------------           ------------
                                                   2000                   1999                   1999                   1998
                                               ------------           ------------           ------------           ------------
                                                                                amounts in millions

         USAI and related investments          $        (36)                   (20)                    10                     30
         Telewest                                      (441)                  (222)                   (38)                  (134)
         Discovery                                     (293)                  (269)                    (8)                   (39)
         Gemstar                                       (254)                    --                     --                     --
         QVC                                            (12)                   (11)                    13                     64
         UnitedGlobalCom                               (211)                    23                     --                     --
         Foreign investments                           (350)                  (208)                   (27)                  (146)
         PCS Ventures (note 6)                           --                     --                     --                   (629)
         Other                                         (134)                  (197)                   (16)                  (148)
                                               ------------           ------------           ------------           ------------
                                               $     (1,731)                  (904)                   (66)                (1,002)
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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Certain of Liberty's affiliates are general partnerships and, as such, are liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

         Summarized unaudited combined financial information for affiliates is as follows:


                                                           December 31,
                                                    ------------------------
                                                      2000            1999
                                                    -------          -------
                                                       amounts in millions
Combined Financial Position
     Investments                                    $ 1,795            1,415
     Property and equipment, net                     11,294            8,885
     Other intangibles, net                          31,430           19,778
     Other assets, net                                9,682            9,207
                                                    -------          -------
         Total assets                               $54,201           39,285
                                                    =======          =======

     Debt                                           $19,781           17,210
     Other liabilities                               15,158           12,645
     Owners' equity                                  19,262            9,430
                                                    -------          -------
         Total liabilities and equity               $54,201           39,285
                                                    =======          =======



                                                  Year             Ten months      Two months          Year
                                                  ended              ended           ended            ended
                                              December 31,        December 31,    February 28,     December 31,
                                              ------------        ------------    ------------     ------------
                                                  2000                1999               1999          1998
                                              ------------        ------------    ------------     ------------
                                                                        amounts in millions
         Combined Operations
              Revenue                         $    13,743              10,492         2,341            14,062
              Operating expenses                  (12,193)             (9,066)       (1,894)          (13,092)
              Depreciation and
                 amortization                      (2,227)             (1,461)         (353)           (2,629)
                                              -----------         -----------     ---------         ---------
                  Operating income (loss)
                                                     (677)                (35)           94            (1,659)
              Interest expense                     (1,051)               (886)         (281)           (1,728)
              Other, net                              169                (151)         (127)             (166)
                                              -----------         -----------     ---------         ---------
                  Net loss                    $    (1,559)             (1,072)         (314)           (3,553)
                                              ===========         ===========     =========         =========


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

         In February 1998, USAI paid cash and issued shares and one of its subsidiaries issued shares in connection with the acquisition of certain assets from Universal Studios, Inc. (the "Universal Transaction"). Liberty recorded an increase to its investment in USAI of $54 million and an

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES increase to additional paid-in-capital of $33 million (after deducting deferred income taxes of $21 million) as a result of this share issuance.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(6)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                                       December 31,
                                                                 ------------------------
                                                                   2000            1999
                                                                 -------          -------
                                                                   amounts in millions
Sprint Corporation ("Sprint PCS")                                $ 5,192           10,186
Time Warner, Inc. ("Time Warner")                                  6,325            8,202
News Corp.                                                         2,342            2,403
Motorola, Inc. ("Motorola")                                        1,982            3,430
Other available-for-sale securities                                2,989            3,765
Other investments, at cost, and related receivables                  705              985
                                                                 -------          -------
                                                                  19,535           28,971
    Less short-term investments                                      500              378
                                                                 -------          -------
                                                                 $19,035           28,593
                                                                 =======          =======

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Securities so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ.

         On November 23, 1998, Liberty exchanged its investments in certain wireless businesses ("PCS Ventures") for the Sprint Securities (the "PCS Exchange"). Liberty recorded a non-cash gain of $1.9 billion (before deducting deferred income taxes of $647 million) on the PCS Exchange based on the difference between the carrying amount of Liberty's equity method interest in the PCS Ventures and the fair value of the Sprint Securities received.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Motorola common stock and vested warrants to purchase an additional 28 million shares of such common stock.

         Investments in available-for-sale securities are summarized as follows:



                                                           December 31,
                                                  ---------------------------
                                                    2000               1999
                                                  --------           --------
                                                     amounts in millions
Equity securities:
   Cost basis                                     $ 17,641             13,657
   Gross unrealized holding gains                    2,254             11,453
   Gross unrealized holding losses                  (2,620)              (646)
                                                  --------           --------
   Fair value                                       17,275             24,464
                                                  --------           --------
Debt securities:
   Cost basis                                        1,533              2,017
   Gross unrealized holding gains                       86                 --
   Gross unrealized holding losses                     (64)               (22)
                                                  --------           --------
   Fair value                                     $  1,555              1,995
                                                  --------           --------


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


         Impairment of Investments

         During the year ended December 31, 2000, Liberty determined that certain of its investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values at December 31, 2000 based primarily on recent quoted market prices. These adjustments are reflected as impairment of investments in the consolidated statements of operations. The following table identifies the realized losses attributable to each of the individual investments as follows (amounts in millions):

                  Investments                                            Year ended
                  -----------                                           December 31,
                                                                            2000
                                                                        ------------
                  Motorola                                             $       1,276
                  Primedia                                                       103
                  Others                                                          97
                                                                       -------------
                                                                       $       1,476
                                                                       =============


         Equity Collars and Put Spread Collars

         The Company enters into equity collars and put spread collars to manage pricing risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models using the historical volatility of the underlying security. Accounting for changes in fair value of these instruments depends on the amount of correlation between the change in the fair value of the instrument and the offsetting change in the underlying equity security. Equity collars generally have a high correlation with the underlying

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES security, while put spread collars generally do not have high correlation. Accordingly, changes in the fair value of the equity collar are recorded as an adjustment to the carrying value of the related investment with an offsetting change recorded in other comprehensive earnings. The offsetting change in the value of put spread collars is recorded in the consolidated statements of operations as unrealized gains on financial instruments. The following table illustrates the fair value of the Company's equity collars and put spread collars as follows:


                                                                             December 31,
                                                                   ------------------------------
                              Type of Derivative                       2000               1999
                              ------------------                   -----------         ----------
                                                                          amounts in millions
               Equity collars                                        $     1,293            (633)
               Put spread collars                                            188              --


(7)      Acquisitions and Dispositions

         2000

         Associated Group, Inc. ("Associated Group")

         On January 14, 2000, Liberty completed its acquisition of Associated Group pursuant to a merger agreement among AT&T, Liberty and Associated Group. Under the merger agreement, each share of Associated Group's Class A common stock and Class B common stock was converted into
         0.49634 shares of AT&T common stock and 2.41422 shares of AT&T Class A Liberty Media Group common stock. Prior to the merger, Associated Group's primary assets were (1) approximately 19.7 million shares of AT&T common stock, (2) approximately 46.8 million shares of AT&T Class A Liberty Media Group common stock, (3) approximately 10.6 million shares of AT&T Class B Liberty Media Group common stock, (4) approximately 21.4 million shares of common stock of Teligent, Inc. ("Teligent"), and (5) all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitter, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group were transferred to Liberty. All of the shares of AT&T common stock, AT&T Class A Liberty Media Group common stock and AT&T Class B Liberty Media Group common stock previously held by Associated Group were retired by AT&T.

         The acquisition of Associated Group was accounted for as a purchase, and the $17 million excess of the fair value of the net assets acquired over the purchase price is being amortized over ten years. As a result of the issuance of AT&T Class A Liberty Media Group common stock, net of the shares of AT&T Class A Liberty Media Group common stock acquired in this transaction, Liberty recorded a $778 million increase to additional paid-in-capital, which represents the total purchase price of this acquisition.


         Liberty Satellite and Technology, Inc. ("LSAT")

         On March 16, 2000, Liberty purchased shares of preferred stock in TCI Satellite Entertainment, Inc. in exchange for Liberty's economic interest in approximately 5 million shares of Sprint PCS Group stock, for a total purchase price of $300 million. During the third quarter of 2000, TCI Satellite Entertainment, Inc. changed its name to LSAT. Liberty received 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of LSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of LSAT. In connection with this transaction, Liberty realized a $211 million gain (before related tax

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES expense of $84 million) based on the difference between the cost basis and fair value of the economic interest in the Sprint PCS Group stock exchanged.

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

         Liberty Livewire Corporation ("Liberty Livewire")

         On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company ("Four Media") for total consideration of $462 million comprised of $123 million in cash, $194 million of assumed debt, 6.4 million shares of AT&T Class A Liberty Media Group common stock and a warrant to purchase approximately 700,000 shares of AT&T Class A Liberty Media Group common stock at an exercise price of $23 per share. The acquisition was accounted for as a purchase. In connection with the AT&T Class A Liberty Media Group common stock issued in this transaction, Liberty recorded a $145 million increase to additional paid-in-capital, and the $276 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Four Media provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

         On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO"), consisting of approximately 6.5 million shares of Class B Common Stock of Todd-AO, representing 60% of the equity and approximately 94% of the voting power of Todd-AO outstanding immediately prior to the closing, in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group common stock. The acquisition was accounted for as a purchase. In connection with the AT&T Class A Liberty Media Group common stock issued in this transaction, Liberty recorded a $106 million increase to additional paid-in-capital, which represents the purchase price, and the $96 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 20 years. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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


         Other

         During 1998, TCI acquired certain minority interests of TV Guide and Liberty Media International, Inc. (formerly named Tele-Communications International, Inc.). The transactions were accounted for as acquisitions of minority interests. The aggregate value assigned to the shares issued by TCI was based upon the market value of the shares issued at the time each transaction was announced. Immediately following the transactions TCI contributed the minority interests acquired to Liberty. The contributions were recorded as an increase to additional paid-in-capital of $772 million, which represents the purchase price of such acquisitions.

         Pro Forma Information

         The following unaudited pro forma revenue and net earnings (loss) for the years ended December 31, 2000 and 1999 were prepared assuming the 2000 acquisitions discussed above and the AT&T Merger occurred on January 1, 1999. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above and the AT&T Merger had occurred on January 1, 1999.

                                             Years ended
                                            December 31,
                                        ---------------------
                                          2000        1999
                                        ---------   ---------
                                         amounts in millions
             Revenue ................   $   1,769       1,754
             Net earnings (loss) ....   $   2,497      (2,826)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(8)      Long-Term Debt

         Debt is summarized as follows:

                                                     Weighted
                                                     average
                                                     interest       December 31,
                                                       rate       ---------------
                                                       2000        2000     1999
                                                    ---------     ------   ------
                                                         amounts in millions
         Parent company debt:
             Senior notes                              7.88%      $  742      741
             Senior debentures                         8.33%       1,486      494
             Senior exchangeable debentures            3.70%       1,679    1,022
             Securities lending agreement              6.53%         338       --
             Bank credit facilities                    7.43%         475      390
             Other debt                                8.00%         242       --
                                                                  ------    -----
                                                                   4,962    2,647
         Debt of subsidiaries:
             Bank credit facilities                    8.41%       1,129      573
             Senior notes                             11.88%         179       --
             Other debt, at varying rates                             93       57
                                                                  ------    -----
                                                                   1,401      630
                                                                  ------    -----
             Total debt                                            6,363    3,277
         Less current maturities                                   1,094      554
                                                                  ------    -----
             Total long-term debt                                 $5,269    2,723
                                                                  ======    =====



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

         On February 10, 2000, Liberty issued $750 million of 3-3/4% Senior Exchangeable Debentures due 2030 for aggregate cash proceeds of $735 million. On March 8, 2000, an additional $60

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES million of 3-3/4% Senior Exchangeable Debentures due 2030 were issued for aggregate proceeds of $59 million. Interest is payable on February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group stock. After the later of February 15, 2002 or the date Liberty's ownership level in the Sprint PCS Group falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Income tax benefit (expense) consists of:

                                                  New Liberty                      Old Liberty
                                         -----------------------------     -----------------------------
                                             Year          Ten months      Two months           Year
                                            ended            ended            ended            ended
                                         December 31,     December 31,     February 28,     December 31,
                                         ------------     ------------     ------------     ------------
                                             2000             1999             1999             1998
                                         ------------     ------------     ------------     ------------
                                                               amounts in millions
         Current:
             Federal                     $        132               75                1               89
             State and local                        3               (3)              --               (4)
                                         ------------     ------------     ------------     ------------
                                                  135               72                1               85
                                         ------------     ------------     ------------     ------------

         Deferred:
             Federal                           (1,904)             873             (168)            (437)
             State and local                     (421)             152              (44)            (109)
                                         ------------     ------------     ------------     ------------
                                               (2,325)           1,025             (212)            (546)
                                         ------------     ------------     ------------     ------------

         Income tax benefit (expense)    $     (2,190)           1,097             (211)            (461)
                                         ============     ============     ============     ============

         Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                     New Liberty                      Old Liberty
                                            -----------------------------     -----------------------------
                                                Year          Ten months       Two months          Year
                                               ended            ended            ended            ended
                                            December 31,     December 31,     February 28,     December 31,
                                            ------------     ------------     ------------     ------------
                                                2000             1999             1999             1998
                                            ------------     ------------     ------------     ------------
                                                                   amounts in millions
         Computed expected tax benefit
             (expense)                      $     (1,666)           1,075              (49)            (379)
         Dividends excluded for income
             tax purposes                             22               11                2               13
         Minority interest in equity of
             subsidiaries                             22               32               --               (5)
         Amortization not deductible for
             income tax purposes                    (187)            (122)              (4)             (21)
         State and local income taxes,
             net of federal income taxes            (267)              97              (29)             (74)
         Recognition of difference in
             income tax basis of
             investments in subsidiaries             (54)              --             (130)              --
         Change in valuation allowance               (50)              --               --               --
         Other, net                                  (10)               4               (1)               5
                                            ------------     ------------     ------------     ------------
                                            $     (2,190)           1,097             (211)            (461)
                                            ============     ============     ============     ============

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                   December 31,
                                                             ------------------------
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


         Stock Issuances of Subsidiaries and Equity Affiliates

         Certain consolidated subsidiaries and equity affiliates of Liberty have issued shares of common stock in connection with acquisitions and the exercise of employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded increases to additional paid-in-capital as follows:

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                                                                      Ten months
                                                                      Year ended        ended
                                                                     December 31,    December 31,
                                                                         2000            1999
                                                                     ------------    ------------
                                                                          amounts in millions
                  Stock issuances by consolidated subsidiaries       $        199             102
                  Stock issuances by equity affiliates (net of
                     deferred income taxes of  $88 million and $1
                     million, respectively)                                   163               2
                                                                     ------------    ------------
                                                                     $        362             104
                                                                     ============    ============


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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         The Split Off Transaction discussed in note 15 will not affect the transactions with officers and directors described above, except that conditions of the transactions involving the issuance of AT&T Liberty Media Group tracking stock will be replaced with conditions involving the issuance of Series A common stock and Series B common stock.

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

         AT&T allocates certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods are reasonable and materially approximate the amount that Liberty would have incurred on a stand-alone basis. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $37 million, $24 million, $6 million and $43 million during

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the year ended December 31, 2000, the ten months ended December 31, 1999, the two months ended February 28, 1999 and the year ended December 31, 1998, respectively.

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


         Due to (from) Related Parties

         The components of "Due to (from) related parties" are as follows:


                                                   December 31,
                                               -------------------
                                                 2000       1999
                                               -------     -------
                                               amounts in millions
         Note receivable from related party    $  (476)         --
         Intercompany account                      334          27
                                               -------     -------
                                               $  (142)         27
                                               =======     =======

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

         The non-interest bearing intercompany account with AT&T includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are to be settled within thirty days following notification.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                                                                   AT&T Liberty
                                                          AT&T                      Media Group
                                                         common                      tracking
                                                         stock           WAEP         stock           WAEP
                                                       ----------     ----------   -------------   ----------
                                                               amounts in thousands, except for WAEP
         Outstanding at January 1, 1998                     3,628     $    10.38        54,380     $     8.05
               Granted                                        137          22.10        33,362          43.11
               Exercised                                   (1,549)          8.90        (9,538)          6.63
               Canceled                                       (27)         12.82           (46)          4.40
                                                       ----------                   ----------
         Outstanding at December 31, 1998                   2,189          12.06        78,158          23.19
               Granted                                         --             --         1,244          18.43
               Exercised                                     (316)         11.65        (7,510)          5.02
               Adjustment for transfer of employees        (1,140)          8.14        (1,158)          6.70
                                                       ----------                   ----------
         Outstanding at December 31, 1999                     733          13.23        70,734           6.97
               Granted                                         --             --         2,341          21.73
               Exercised                                      (55)         12.53        (7,214)          5.69
               Canceled                                        --             --          (479)          9.45
               Options issued in mergers                       --             --        12,134           4.75
                                                       ----------                   ----------
         Outstanding at December 31, 2000                     678          13.29        77,516           7.20
                                                       ==========                   ==========
         Exercisable at December 31, 2000                     614                       52,856
                                                       ==========                   ==========
         Vesting period                                   5 yrs                        5yrs

         Liberty Digital, Inc. ("Liberty Digital")

         Deferred Compensation and Stock Option Plan. On September 8, 1999, the Deferred Compensation and Stock Appreciation Rights Plan was adopted for key executives. This plan is comprised of a deferred compensation component and SARs grants. The deferred compensation component provides participants with the right to receive an aggregate of nine and one half percent of the appreciation in the Liberty Digital Series A common stock market price over $2.46 subject to a maximum amount of $19.125. The SARs provide participants with the appreciation in the market price of the Liberty Digital Series A common stock above the maximum amount payable under the deferred compensation component. Obligations to the executives under both the deferred compensation and SAR elements of this plan are accounted for as variable award plans.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

                                                                                                      Accumulated
                                                       Foreign                                           other
                                                      currency               Unrealized              comprehensive
                                                     translation              gains on            earnings (loss), net
                                                     adjustments             securities                 of taxes
                                                --------------------     --------------------     --------------------
                                                                          amounts in millions
         Balance at January 1, 1998             $                  3                      764                      767
         Other comprehensive earnings                              2                    2,417                    2,419
                                                --------------------     --------------------     --------------------
         Balance at December 31, 1998                              5                    3,181                    3,186

         Other comprehensive earnings (loss)                     (15)                     885                      870
                                                --------------------     --------------------     --------------------
         Balance at February 28, 1999           $                (10)                   4,066                    4,056
                                                ====================     ====================     ====================

         -------------------------------------------------------------------------------------------------------------

         Balance at March 1, 1999               $                 --                       --                       --
         Other comprehensive earnings                             60                    6,458                    6,518
                                                --------------------     --------------------     --------------------
         Balance at December 31, 1999                             60                    6,458                    6,518
                                                --------------------     --------------------     --------------------

         Other comprehensive loss                               (202)                  (6,713)                  (6,915)
                                                --------------------     --------------------     --------------------
         Balance at December 31, 2000           $               (142)                    (255)                    (397)
                                                ====================     ====================     ====================

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The components of other comprehensive earnings are reflected in Liberty's consolidated statements of operations and comprehensive earnings, net of taxes and reclassification adjustments for gains realized in net earnings (loss). The following table summarizes the tax effects and reclassification adjustments related to each component of other comprehensive earnings.

                                                                                           Tax
                                                                         Before-tax     (expense)      Net-of-tax
                                                                           amount         benefit        amount
                                                                         ----------     ----------     ----------
                                                                                   amounts in millions
         Year ended December 31, 2000:
         Foreign currency translation adjustments                        $     (334)           132           (202)
                                                                         ----------     ----------     ----------
         Unrealized gains on securities:
              Unrealized holding losses arising during period               (10,055)         3,977         (6,078)
              Less reclassification adjustment for gains realized in
                  net loss                                                   (1,050)           415           (635)
                                                                         ----------     ----------     ----------
              Net unrealized losses                                         (11,105)         4,392         (6,713)
                                                                         ----------     ----------     ----------
         Other comprehensive loss                                        $  (11,439)         4,524         (6,915)
                                                                         ==========     ==========     ==========

         Ten months ended December 31, 1999:
         Foreign currency translation adjustments                        $       99            (39)            60
                                                                         ----------     ----------     ----------
         Unrealized gains on securities:
              Unrealized holding gains arising during period                 10,671         (4,220)         6,451
              Less reclassification adjustment for losses realized in
                  net loss                                                       12             (5)             7
                                                                         ----------     ----------     ----------
              Net unrealized gains                                           10,683         (4,225)         6,458
                                                                         ----------     ----------     ----------
         Other comprehensive earnings                                    $   10,782         (4,264)         6,518
                                                                         ==========     ==========     ==========

         --------------------------------------------------------------------------------------------------------

         Two months ended February 28, 1999:
         Foreign currency translation adjustments                        $      (25)            10            (15)
         Unrealized gains on securities:
              Unrealized holding gains arising during period                  1,464           (579)           885
                                                                         ----------     ----------     ----------
         Other comprehensive earnings                                    $    1,439           (569)           870
                                                                         ==========     ==========     ==========

         Year ended December 31, 1998:
         Foreign currency translation adjustments                        $        3             (1)             2
         Unrealized gains on securities:
              Unrealized holding gains arising during period                  3,998         (1,581)         2,417
                                                                         ----------     ----------     ----------
         Other comprehensive earnings                                    $    4,001         (1,582)         2,419
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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant accounting policies. Liberty evaluates performance

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES based on the measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price along with other non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial indicator of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

         Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:


                                                Starz
                                                Encore     Liberty        On
                                                 Group     Livewire    Command      Other       Total
                                               --------    --------    --------    --------    --------
                                                                 amounts in millions
         Performance measures:

         Year ended December 31, 2000
             Revenue                           $    733         295         200         298       1,526
             Operating cash flow                    235          44          49          12         340

         Ten months ended December 31, 1999
             Revenue                                539          --          --         190         729
             Operating cash flow                    124          --          --           9         133

         Balance Sheet Information:

         As of December 31, 2000
             Total assets                         2,754       1,141         439      49,842      54,176
             Investments in affiliates              155           8           2      20,214      20,379

         As of December 31, 1999
             Total assets                         2,636          --          --      56,014      58,650
             Investments in affiliates               --          --          --      15,922      15,922

         ----------------------------------------------------------------------------------------------

         Performance Measures:

         Two months ended February 28, 1999
             Revenue                           $    101          --          --         134         235
             Operating cash flow                     41          --          --           6          47

         Year ended December 31, 1998
             Revenue                                541          --          --         818       1,359
             Operating cash flow                     96          --          --         120         216


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                     New Liberty                       Old Liberty
                                            -----------------------------     -----------------------------
                                                Year          Ten months       Two months          Year
                                               ended            ended            ended            ended
                                            December 31,     December 31,     February 28,     December 31,
                                            ------------     ------------     ------------     ------------
                                                2000             1999             1999             1998
                                            ------------     ------------     ------------     ------------
                                                                  amounts in millions
         Segment operating cash flow        $        340              133               47              216
         Stock compensation                          950           (1,785)            (183)            (518)
         Depreciation and amortization              (853)            (562)             (22)            (129)
         Interest expense, including
              amounts to related parties            (246)            (288)             (26)            (113)
         Share of losses of affiliates            (1,731)            (904)             (66)          (1,002)
         Gains on dispositions, net                7,339                4               14            2,449
         Impairment of investments                (1,476)              --               --               --
         Other, net                                  436              330              377              180
                                            ------------     ------------     ------------     ------------
         Earnings (loss) before income
              taxes                         $      4,759           (3,072)             141            1,083
                                            ============     ============     ============     ============

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

         Immediately prior to the Split Off Transaction, AT&T will contribute to Liberty Media Corporation assets that are currently attributed to the Liberty Media Group but not held by Liberty Media Corporation (the "Contributed Assets"). These assets include (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider; and (ii) an approximate 8% indirect common equity interest in Liberty Digital, a consolidated subsidiary of Liberty. The contributions will be accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty Media Corporation for periods prior to contributions will be restated to include the financial position and results of operations of the Contributed Assets once this transaction is completed.

         In connection with the Split Off Transaction, Liberty will also be deconsolidated from AT&T for federal income tax purposes. As a result, AT&T will be required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to our obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment will be reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. The expected

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES net payment from AT&T is approximately $692 million and will be accounted for as an increase to additional paid-in-capital immediately prior to the proposed Split Off. In addition, certain deferred intercompany gains will be includible in taxable income as a result of the Split Off Transaction and the resulting tax liability of approximately $122 million will be an obligation of Liberty.

(16)     Quarterly Financial Information (Unaudited)

                                                                         1st          2nd          3rd          4th
                                                                       Quarter      Quarter      Quarter      Quarter
                                                                      ---------    ---------    ---------    ---------
                                                                                     amounts in millions
             2000:
               Revenue                                                $     235          382          436          473
                                                                      =========    =========    =========    =========
               Operating income (loss)                                $     (83)          67          147          306
                                                                      =========    =========    =========    =========
               Net earnings (loss)                                    $     977          318        2,621       (1,347)
                                                                      =========    =========    =========    =========




                                                     Old Liberty                        New Liberty
                                                     -----------     ---------------------------------------------------
                                                     Two months      One month
                                                        ended          ended          2nd           3rd           4th
                                                     February 28     March 31,      Quarter       Quarter       Quarter
                                                     -----------     ---------     ---------     ---------     ---------
                                                                               amounts in millions
             1999:
               Revenue                               $       235            71           221           214           223
                                                     ===========     =========     =========     =========     =========
               Operating income (loss)               $      (158)            3          (636)          (95)       (1,486)
                                                     ===========     =========     =========     =========     =========
               Net loss                              $       (70)          (58)         (543)         (213)       (1,161)
                                                     ===========     =========     =========     =========     =========
