Form 10-Q/A
period 2001-03-31
LIBERTY MEDIA CORP /DE/
filed 2001-06-20
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 F O R M 10-Q/A
                                (Amendment No. 1)


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

                                            LIBERTY MEDIA CORPORATION




Date:  June 20, 2001                  By:   /s/ Charles Y. Tanabe
                                            ------------------------------------
                                                Charles Y. Tanabe
                                                 Senior Vice President and
                                                  General Counsel



Date:  June 20, 2001                  By:   /s/ Christopher W. Shean
                                            ------------------------------------
                                                Christopher W. Shean
                                                 Vice President and Controller
                                                  (Principal Accounting Officer)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                            March 31,     December 31,
                                                                              2001           2000
                                                                            ---------     ------------
                                                                               amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                               $ 2,089          1,295
     Short-term investments                                                      444            500
     Trade and other receivables, net                                            335            307
     Prepaid expenses and program rights                                         682            537
     Deferred income tax assets                                                   86            242
     Other current assets                                                         84             73
                                                                             -------        -------

         Total current assets                                                  3,720          2,954
                                                                             -------        -------


Investments in affiliates, accounted for using the equity method, and
     related receivables (note 4)                                             19,222         20,379

Investments in available-for-sale securities and others (note 5)              19,681         19,035

Property and equipment, at cost                                                1,072            976
     Less accumulated depreciation                                               161            131
                                                                             -------        -------
                                                                                 911            845
                                                                             -------        -------
Intangible assets:
     Excess cost over acquired net assets                                     11,213         11,138
     Franchise costs                                                             190            190
                                                                             -------        -------
                                                                              11,403         11,328
         Less accumulated amortization                                         1,209          1,047
                                                                             -------        -------
                                                                              10,194         10,281
                                                                             -------        -------

Other assets, at cost, net of accumulated amortization                           667            682
                                                                             -------        -------

         Total assets                                                        $54,395         54,176
                                                                             =======        =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                 March 31,      December 31,
                                                                                   2001             2000
                                                                                 ---------      ------------
                                                                                    amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                                    $    412              473
     Accrued stock compensation                                                       819            1,216
     Program rights payable                                                           227              179
     Current portion of debt                                                        1,416            1,094
                                                                                 --------         --------
         Total current liabilities                                                  2,874            2,962
                                                                                 --------         --------

Long-term debt (note 7)                                                             4,621            5,269
Call option obligations (note 7)                                                    1,154               --
Deferred income tax liabilities                                                    11,323           11,311
Other liabilities                                                                      62               62
                                                                                 --------         --------
         Total liabilities                                                         20,034           19,604
                                                                                 --------         --------

Minority interests in equity of subsidiaries                                          329              348

Stockholder's equity (note 8):
     Preferred stock, $.0001 par value. Authorized 100,000 shares; no
        shares issued and outstanding                                                  --               --
     Class A common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                            --               --
     Class B common stock $.0001 par value. Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                            --               --
     Class C common stock, $.0001 par value. Authorized 1,000,000
        shares; issued and outstanding 1,000 shares                                    --               --
     Additional paid-in capital                                                    34,464           34,169
     Accumulated other comprehensive loss, net of taxes                              (579)            (397)
     Retained earnings                                                                495              594
                                                                                 --------         --------
                                                                                   34,380           34,366
     Due from related parties                                                        (348)            (142)
                                                                                 --------         --------
         Total stockholder's equity                                                34,032           34,224
                                                                                 --------         --------

Commitments and contingencies (note 9)
         Total liabilities and stockholder's equity                              $ 54,395           54,176
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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

     Consolidated Statements of Operations and Comprehensive Earnings (Loss)
                                   (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                             -----------------------
                                                                              2001            2000
                                                                             -------         -------
                                                                               amounts in millions
Revenue:
     Unaffiliated parties                                                    $   418             183
     Related parties (note 8)                                                     86              52
                                                                             -------         -------
                                                                                 504             235
                                                                             -------         -------
Operating costs and expenses:
     Operating, selling, general and
        administrative                                                           392             167
     Charges from related parties (note 8)                                         7               7
     Stock compensation                                                           63             (23)
     Depreciation and amortization                                               249             167
                                                                             -------         -------
                                                                                 711             318
                                                                             -------         -------
         Operating loss                                                         (207)            (83)

Other income (expense):
     Interest expense                                                           (133)           (439)
     Dividend and interest income                                                 57              79
     Share of losses of affiliates, net (note 4)                              (1,217)           (311)
     Other-than-temporary decline in fair value
        of investments (note 5)                                                 (304)             --
     Gains on dispositions, net (notes 4 and 5)                                  810           2,441
     Unrealized gains on financial instruments, net (notes 2 and 7)               44              --
     Other, net                                                                    8               4
                                                                             -------         -------
                                                                                (735)          1,774
                                                                             -------         -------
        Earnings (loss) before income taxes and minority interest               (942)          1,691

Income tax benefit (expense)                                                     268            (702)
Minority interests in losses (earnings) of subsidiaries                           30             (12)
                                                                             -------         -------

        Earnings (loss) before cumulative effect of accounting change           (644)            977

Cumulative effect of accounting change, net of taxes (notes 2 and 7)             545              --
                                                                             -------         -------

        Net earnings (loss)                                                      (99)            977
                                                                             -------         -------

Other comprehensive earnings (loss), net of taxes:
    Foreign currency translation adjustments                                    (149)            (31)
    Recognition of previously unrealized losses (gains) on
       available-for-sale securities, net                                          4          (1,476)
    Unrealized gains on available-for-sale securities                             50           3,256
    Cumulative effect of accounting change (notes 2 and 7)                       (87)             --
                                                                             -------         -------
    Other comprehensive earnings (loss)                                         (182)          1,749
                                                                             -------         -------

Comprehensive earnings (loss)                                                $  (281)          2,726
                                                                             =======         =======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                 Consolidated Statement of Stockholder's Equity
                                   (unaudited)

                        Three months ended March 31, 2001



                                                                                  Accumulated
                                                Common stock        Additional       other                   Due from     Total
                                Preferred -------------------------   paid-in    comprehensive     Retained   related  stockholder's
                                  stock   Class A  Class B  Class C   capital  loss, net of taxes  earnings   parties     equity
                                --------- -------  -------  ------- ---------- ------------------  --------  --------  -------------
                                                                         amounts in millions
Balance at January 1, 2001         $--       --       --       --      34,169          (397)           594       (142)     34,224
    Net loss                        --       --       --       --          --            --            (99)        --         (99)
    Issuances of common stock
       by subsidiaries              --       --       --       --           8            --             --         --           8
    Utilization of net operating
       losses of Liberty by AT&T    --       --       --       --          (2)           --             --         --          (2)
    Other comprehensive loss        --       --       --       --          --          (182)            --         --        (182)
    Other transfers (to) from
       related parties, net         --       --       --       --         289            --             --       (206)         83
                                   ---      ---      ---      ---     -------       -------        -------    -------     -------
Balance at March 31, 2001          $--       --       --       --      34,464          (579)           495       (348)     34,032
                                   ===      ===      ===      ===     =======       =======        =======    =======     =======

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                             -----------------------
                                                                              2001            2000
                                                                             -------         -------
                                                                               amounts in millions
                                                                                   (see note 3)
Cash flows from operating activities:
     Net earnings (loss)                                                     $   (99)            977
     Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Cumulative effect of accounting change, net of taxes                    (545)             --
        Depreciation and amortization                                            249             167
        Stock compensation                                                        63             (23)
        Payments of stock compensation                                          (202)           (183)
        Share of losses of affiliates, net                                     1,217             311
        Deferred income tax expense (benefit)                                    (87)            751
        Intergroup tax allocation                                               (181)            (49)
        Cash payment from (to) AT&T pursuant to tax sharing agreement            (25)             33
        Minority interests in earnings (losses) of subsidiaries                  (30)             12
        Gains on disposition of assets, net                                     (810)         (2,441)
        Other-than-temporary decline in fair value of investments                304              --
        Noncash interest                                                           6             364
        Unrealized gains on financial instruments                                (44)             --
        Changes in operating assets and liabilities, net of the
           effect of acquisitions and dispositions:
             Change in receivables                                               (10)             (3)
             Change in prepaid expenses and program rights                      (145)            (89)
             Change in payables and accruals                                     (21)             10
                                                                             -------         -------
             Net cash used by operating activities                              (360)           (163)
                                                                             -------         -------

Cash flows from investing activities:
     Cash paid for acquisitions                                                 (109)           (344)
     Capital expended for property and equipment                                 (77)            (12)
     Investments in and loans to affiliates and others                          (310)           (808)
     Purchases of marketable securities                                         (431)           (337)
     Sales and maturities of marketable securities                               229             511
     Cash proceeds from dispositions                                              52              --
     Other investing activities, net                                               3              15
                                                                             -------         -------
             Net cash used by investing activities                              (643)           (975)
                                                                             -------         -------

Cash flows from financing activities:
     Borrowings of debt                                                        1,429           1,820
     Increase in call option obligations due to issuance of senior
        exchangeable debentures                                                1,028             590
     Repayments of debt                                                         (662)           (772)
     Cash transfers from (to) related parties, net                                28             (13)
     Other financing activities, net                                             (26)            (24)
                                                                             -------         -------
             Net cash provided by financing activities                         1,797           1,601
                                                                             -------         -------

                Net increase in cash and cash equivalents                        794             463
                Cash and cash equivalents at beginning of period               1,295           1,714
                                                                             -------         -------
                Cash and cash equivalents at end of period                   $ 2,089           2,177
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

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                                              Three months ended
                                                                                   March 31,
                                                                             ---------------------
                                                                              2001           2000
                                                                             ------         ------
                                                                              amounts in millions
         Cash paid for acquisitions:
                Fair value of assets acquired                                $  117          1,120
                Net liabilities assumed                                          (8)          (562)
                Deferred tax asset recorded                                      --             71
                Minority interests in equity of acquired subsidiaries            --           (285)
                                                                             ------         ------
                   Cash paid for acquisitions                                $  109            344
                                                                             ======         ======

         Cash paid for interest                                              $  156             70
                                                                             ======         ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued


(4)      Investments in Affiliates Accounted for Using the Equity Method

         Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of the more significant investments in affiliates:

                                                                     March 31,     December 31,
                                                                        2001           2000
                                                                     ---------     ------------
                                                                        amounts in millions
         Gemstar-TV Guide International, Inc. ("Gemstar")             $ 4,958          5,855
         Discovery Communications, Inc. ("Discovery")                   3,068          3,133
         Telewest Communications plc ( "Telewest ")                     2,424          2,712
         USA Networks, Inc. ( "USAI ") and related investments          2,809          2,824
         QVC Inc. ( "QVC ")                                             2,510          2,508
         Other                                                          3,453          3,347
                                                                      -------        -------
                                                                      $19,222         20,379
                                                                      =======        =======

         The following table reflects Liberty's share of earnings (losses) of affiliates:

                                                         Three months ended
                                                              March 31,
                                                       -----------------------
                                                        2001            2000
                                                       -------         -------
                                                         amounts in millions
                  Gemstar                              $  (897)             --
                  Discovery                                (65)            (63)
                  Telewest                                (131)            (87)
                  USAI and related investments             (13)             (7)
                  QVC                                        2              (1)
                  UnitedGlobalCom, Inc. ("UGC")            (45)            (50)
                  Other                                    (68)           (103)
                                                       -------         -------
                                                       $(1,217)           (311)
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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued


         On May 2, 2001, Liberty entered into a transaction ("Exchange Transaction") with The News Corporation Limited ("News Corp.") to exchange 70.7 million shares of Gemstar held by Liberty for 121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. The fair value of the securities received by Liberty is less than the expected carrying value of the Gemstar shares on the date of the Exchange Transaction. As a result of the inherent loss on the Exchange Transaction, Liberty recognized an other-than-temporary decline in value adjustment on all of its Gemstar interests in the first quarter of 2001. Such adjustment ($764 million) is included in share of losses of Gemstar in the consolidated statements of operations. A summary of Gemstar's unaudited financial information for the three months ended March 31, 2001 is included below (amounts in millions):

         A summary of Gemstar's unaudited financial information for the three months ended March 31, 2001 is as follows (amounts in millions):

               Operations
                   Revenue                                                 $ 352
                   Operating expenses                                       (232)
                                                                           -----
                        Operating cash flow (as defined by Liberty)          120
                   Depreciation and amortization                            (239)
                   Interest expense                                          (12)
                   Other, net                                                  8
                                                                           -----
                        Net loss                                           $(123)
                                                                           =====

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

         Summarized unaudited combined financial information for affiliates other than Gemstar is as follows:

                                                        Three months ended
                                                            March 31,
                                                      -----------------------
                                                       2001            2000
                                                      -------         -------
                                                        amounts in millions
                 Revenue                              $ 4,045           3,587
                 Operating expenses                    (3,575)         (3,199)
                 Depreciation and amortization           (836)           (622)
                                                      -------         -------
                     Operating loss                      (366)           (234)
                 Interest expense                        (604)           (440)
                 Other, net                               117              (3)
                                                      -------         -------
                     Net loss                         $  (853)           (677)
                                                      =======         =======

(5)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                                   March 31,     December 31,
                                                                     2001           2000
                                                                   ---------     ------------
                                                                      amounts in millions
         Sprint Corporation ("Sprint PCS")                          $ 5,007          5,192
         AOL Time Warner Inc. ("AOL Time Warner")                     7,112          6,325
         News Corp.                                                   2,179          2,342
         Motorola, Inc. ("Motorola")                                  1,570          1,982
         Other available-for-sale securities                          3,797          2,989
         Other investments, at cost, and related receivables            460            705
                                                                    -------        -------
                                                                     20,125         19,535
             Less short-term investments                                444            500
                                                                    -------        -------
                                                                    $19,681         19,035
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

         Investments in available-for-sale securities are summarized as follows:

                                                            March 31,      December 31,
                                                              2001             2000
                                                            ---------      ------------
                                                               amounts in millions
                  Equity securities:
                     Cost basis                             $ 18,279           17,736
                     Gross unrealized holding gains            1,531            1,868
                     Gross unrealized holding losses          (2,043)          (2,517)
                                                            --------         --------
                     Fair value                             $ 17,767           17,087
                                                            ========         ========
                  Debt securities:
                     Cost basis                             $  1,734            1,533
                     Gross unrealized holding gains               80               86
                     Gross unrealized holding losses             (64)             (64)
                                                            --------         --------
                     Fair value                             $  1,750            1,555
                                                            ========         ========

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

                                           March 31,    December 31,
                                             2001          2000
                                           ---------    ------------
             Type of Derivative              amounts in millions
             ------------------
                  Equity collars            $1,713         1,293
                  Put spread collars           148           188

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued


(7)      Long-Term Debt

         Debt is summarized as follows:

                                                  March 31,    December 31,
                                                    2001           2000
                                                  ---------    ------------
                                                    amounts in millions
         Parent company debt:
             Senior notes                          $  742           742
             Senior debentures                      1,486         1,486
             Senior exchangeable debentures           854         1,679
             Securities lending agreement             315           338
             Bank credit facilities                   675           475
             Other debt                               276           242
                                                   ------        ------
                                                    4,348         4,962
                                                   ------        ------
         Debt of subsidiaries:
             Bank credit facilities                 1,292         1,129
             Senior notes                             185           179
             Other debt, at varying rates             212            93
                                                   ------        ------
                                                    1,689         1,401
                                                   ------        ------
             Total debt                             6,037         6,363
         Less current maturities                    1,416         1,094
                                                   ------        ------
             Total long-term debt                  $4,621         5,269
                                                   ======        ======

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued


         Due from Related Parties

         The components of "Due from related parties" are as follows:

                                                 March 31,    December 31,
                                                   2001          2000
                                                 ---------    ------------
                                                   amounts in millions

         Note receivable from related party        $(476)         (476)
         Intercompany account                        128           334
                                                   -----         -----

                                                   $(348)         (142)
                                                   =====         =====

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                           (subsidiary of AT&T Corp.)

              Notes to Consolidated Financial Statements, continued


         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                         Starz
                                        Encore    Liberty     On
                                         Group    Livewire  Command    Other   Telewest (1)  Eliminations   Total
                                        -------   --------  -------   -------  ------------  ------------  -------
                                                                     amounts in millions
         Performance Measures:

         Three months ended
           March 31, 2001

               Segment revenue          $   209       155        62        78        440          (440)       504
               Segment operating cash
                  flow (deficit)             77        31        11       (14)        86           (86)       105

         Three months ended
           March 31, 2000

               Segment revenue              176        --        --        59        377          (377)       235
               Segment operating cash
                  flow (deficit)             63        --        --        (2)        87           (87)        61

         Balance Sheet Information:

         As of March 31, 2001

               Segment assets             2,829     1,245       446    49,875     10,504       (10,504)    54,395
               Investments in
                  affiliates                147        --        --    19,075      1,105        (1,105)    19,222

         -----------------------
         (1)  Represents an equity method affiliate.

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes and minority interest:

                                                                            Three months ended
                                                                                 March 31,
                                                                            ------------------
                                                                             2001       2000
                                                                            -------    -------
                                                                            amounts in millions

                         Segment operating cash flow                        $   105         61
                         Stock compensation                                     (63)        23
                         Depreciation and amortization                         (249)      (167)
                         Interest expense                                      (133)      (439)
                         Segment equity in losses of affiliates              (1,217)      (311)
                         Gains on dispositions, net                             810      2,441
                         Other, net                                            (195)        83
                                                                            -------    -------
                         Earnings (loss) before income taxes and minority
                            interest                                        $  (942)     1,691
                                                                            =======    =======

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

     ------------------
(a)  Not meaningful.

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

INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

         Liberty's share of losses of affiliates for the three months ended March 31, 2001 and 2000 was $1,217 million and $311 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates is presented below:

                                                                Three months ended
                                                                     March 31,
                                              Percentage      -----------------------
                                               Ownership       2001            2000
                                              ----------      -------         -------
                                                                amounts in millions
         Gemstar                                  21%         $  (897)             --
         Discovery                                49%             (65)            (63)
         Telewest                                 25%            (131)            (87)
         USAI and related investments             21%             (13)             (7)
         QVC                                      42%               2              (1)
         UGC                                      11%             (45)            (50)
         Other                                  Various           (68)           (103)
                                                              -------         -------
                                                              $(1,217)           (311)
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