Form 10-Q
period 2001-06-30
LIBERTY MEDIA CORP /DE/
filed 2001-08-14
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____


Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
     -----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Delaware                                84-1288730
     -------------------------------            -----------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification No.)
      incorporation or organization)


         12300 Liberty Boulevard
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

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                         June 30,     December 31,
                                                                           2001          2000 *
                                                                           ----          ------
                                                                           amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                           $ 1,787          1,295
     Short-term investments                                                  494            500
     Trade and other receivables, net                                        391            307
     Prepaid expenses and program rights                                     698            537
     Deferred income tax assets                                               88            242
     Other current assets                                                    185             73
                                                                         -------        -------
         Total current assets                                              3,643          2,954
                                                                         -------        -------


Investments in affiliates, accounted for using the equity method,
     and related receivables (note 5)                                     12,646         20,464

Investments in available-for-sale securities and others (note 6)          27,675         19,035

Property and equipment, at cost                                            1,187            976
     Less accumulated depreciation                                           207            131
                                                                         -------        -------
                                                                             980            845
                                                                         -------        -------
Intangible assets:
     Excess cost over acquired net assets                                 11,290         11,146
     Franchise costs                                                         190            190
                                                                         -------        -------
                                                                          11,480         11,336
         Less accumulated amortization                                     1,365          1,048
                                                                         -------        -------
                                                                          10,115         10,288
                                                                         -------        -------

Other assets, at cost, net of accumulated amortization                       637            682
                                                                         -------        -------

         Total assets                                                    $55,696         54,268
                                                                         =======        =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                 June 30,        December 31,
                                                                                   2001             2000 *
                                                                                   ----             ------
                                                                                    amounts in millions
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable and accrued liabilities                                    $    635              473
     Accrued stock compensation                                                       829            1,216
     Program rights payable                                                           222              179
     Current portion of debt                                                        1,752            1,094
                                                                                 --------         --------
         Total current liabilities                                                  3,438            2,962
                                                                                 --------         --------

Long-term debt (note 8)                                                             4,705            5,269
Call option obligations (note 8)                                                    1,481               --
Deferred income tax liabilities                                                    11,628           11,337
Other liabilities                                                                     105               62
                                                                                 --------         --------
         Total liabilities                                                         21,357           19,630
                                                                                 --------         --------

Minority interests in equity of subsidiaries                                          254              348

Stockholder's equity (note 9):
     Preferred stock, $.0001 par value.  Authorized 100,000 shares; no
        shares issued                                                                  --               --
     Class A common stock $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                            --               --
     Class B common stock $.0001 par value.  Authorized 1,000,000 shares;
        issued and outstanding 1,000 shares                                            --               --
     Class C common stock, $.0001 par value.  Authorized 1,000,000
        shares; issued and outstanding 1,000 shares                                    --               --
     Additional paid-in-capital                                                    35,326           35,042
     Accumulated other comprehensive earnings (loss), net of taxes                  1,526             (397)
     Accumulated deficit                                                           (2,813)            (536)
                                                                                 --------         --------
                                                                                   34,039           34,109
     Due to related parties                                                            46              181
                                                                                 --------         --------
         Total stockholder's equity                                                34,085           34,290
                                                                                 --------         --------

Commitments and contingencies (note 10)
         Total liabilities and stockholder's equity                              $ 55,696           54,268
                                                                                 ========         ========

*  as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                        Three months ended              Six months ended
                                                                              June 30,                       June 30,
                                                                              --------                       --------
                                                                       2001            2000 *          2001            2000 *
                                                                       ----            ------          ----            ------
                                                                            amounts in millions, except per share amounts
Revenue:
     Unaffiliated parties                                             $   418             323             836             506
     Related parties (note 9)                                              95              59             181             111
                                                                      -------         -------         -------         -------
                                                                          513             382           1,017             617
                                                                      -------         -------         -------         -------
Operating costs and expenses:
     Operating, selling, general and
        administrative                                                    409             287             801             454
     Charges from related parties (note 9)                                 10               8              17              15
     Stock compensation                                                    52            (216)            115            (239)
     Depreciation and amortization                                        237             236             486             403
                                                                      -------         -------         -------         -------
                                                                          708             315           1,419             633
                                                                      -------         -------         -------         -------
         Operating income (loss)                                         (195)             67            (402)            (16)

Other income (expense):
     Interest expense                                                    (136)           (100)           (269)           (175)
     Adjustment to interest expense for contingent
        portion of exchangeable debentures (note 8)                        --             200              --            (164)
     Dividend and interest income                                          63              85             120             164
     Share of losses of affiliates, net (note 5)                       (2,009)           (412)         (3,311)           (794)
     Gains (losses) on dispositions, net (notes 5 and 6)                 (104)            611             706           3,052
     Other-than-temporary decline in fair value
        of investments (note 6)                                          (300)             --            (604)             --
     Unrealized losses on financial instruments, net
        (notes 2 and 6)                                                  (661)             --            (617)             --
     Other, net                                                            (2)              2               5               7
                                                                      -------         -------         -------         -------
                                                                       (3,149)            386          (3,970)          2,090
                                                                      -------         -------         -------         -------
        Earnings (loss) before income taxes and minority
           interest                                                    (3,344)            453          (4,372)          2,074

Income tax benefit (expense)                                            1,157            (222)          1,459            (896)
Minority interests in losses of subsidiaries                               62              36              91              28
                                                                      -------         -------         -------         -------

        Earnings (loss) before cumulative effect of
           accounting change                                           (2,125)            267          (2,822)          1,206

Cumulative effect of accounting change, net of taxes
     (notes 2 and 8)                                                       --              --             545              --
                                                                      -------         -------         -------         -------

        Net earnings (loss)                                           $(2,125)            267          (2,277)          1,206
                                                                      =======         =======         =======         =======

Pro  forma earnings (loss) per common share (note 3)
     Basic and diluted net earnings (loss) attributable
        to common stockholders                                        $(2,125)            267          (2,277)          1,206
                                                                      =======         =======         =======         =======
     Pro forma basic and diluted earnings (loss) per
        common share                                                  $  (.82)            .10            (.88)            .47
                                                                      =======         =======         =======         =======
     Pro forma number of common shares outstanding
                                                                      $ 2,588           2,588           2,588           2,588
                                                                      =======         =======         =======         =======

*  as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Comprehensive Earnings (Loss)
                                   (unaudited)

                                                                   Three months ended              Six months ended
                                                                        June 30,                        June 30,
                                                                        --------                        --------
                                                                  2001           2000 *           2001           2000 *
                                                                  ----           ------           ----           ------
                                                                                  amounts in millions
Net earnings (loss)                                             $(2,125)            267          (2,277)          1,206
                                                                -------         -------         -------         -------

Other comprehensive earnings (loss), net of taxes:
     Foreign currency translation adjustments                        (2)            (87)           (151)           (118)
     Recognition of previously unrealized losses (gains)
        on available-for-sale securities, net                       101              (1)            105              33
     Unrealized gains (losses) on available-for-sale
        securities                                                2,006          (3,223)          2,056          (1,477)
     Cumulative effect of accounting change (notes 2 and 8)          --              --             (87)             --
                                                                -------         -------         -------         -------
     Other comprehensive earnings (loss)                          2,105          (3,311)          1,923          (1,562)
                                                                -------         -------         -------         -------

Comprehensive loss                                              $   (20)         (3,044)           (354)           (356)
                                                                =======         =======         =======         =======


*  as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                                   (unaudited)

                         Six months ended June 30, 2001

                                                                                                                    Accumulated
                                                                                                                       other
                                                                          Common stock              Additional     comprehensive
                                                    Preferred    -------------------------------      paid-in     earnings (loss),
                                                      stock      Class A     Class B     Class C      capital       net of taxes
                                                      -----      -------     -------     -------      -------       ------------
                                                                             amounts in millions
Balance at January 1, 2001 *                         $     --         --          --          --       35,042             (397)
    Net loss                                               --         --          --          --           --               --
    Issuances of common stock by subsidiaries              --         --          --          --          (13)              --
    Utilization of net operating losses of
       Liberty by AT&T                                     --         --          --          --           (1)              --
    Stock option exercises (note 9)                        --         --          --          --          298               --
    Other comprehensive earnings                           --         --          --          --           --            1,923
    Other transfers to related parties, net                --         --          --          --           --               --
                                                     --------    -------    --------    --------     --------         --------
Balance at June 30, 2001                             $     --         --          --          --       35,326            1,526
                                                     ========    =======    ========    ========     ========         ========


                                                                      Due to       Total
                                                    Accumulated       related   stockholder's
                                                      deficit         parties      equity
                                                      -------         -------      ------
                                                               amounts in millions
Balance at January 1, 2001 *                              (536)           181      34,290
    Net loss                                            (2,277)            --      (2,277)
    Issuances of common stock by subsidiaries               --             --         (13)
    Utilization of net operating losses of
       Liberty by AT&T                                      --             --          (1)
    Stock option exercises (note 9)                         --             --         298
    Other comprehensive earnings                            --             --       1,923
    Other transfers to related parties, net                 --           (135)       (135)
                                                       -------       --------     -------
Balance at June 30, 2001                                (2,813)            46      34,085
                                                       =======       ========     =======


*  as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                           --------
                                                                                    2001              2000 *
                                                                                    ----              ------
                                                                                     amounts in millions
                                                                                        (see note 4)
Cash flows from operating activities:
     Net earnings (loss)                                                         $  (2,277)            1,206
     Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Cumulative effect of accounting change, net of taxes                          (545)               --
        Depreciation and amortization                                                  486               403
        Stock compensation                                                             115              (239)
        Payments of stock compensation                                                (236)             (283)
        Share of losses of affiliates, net                                           3,311               794
        Noncash interest                                                                14               169
        Gains on disposition of assets, net                                           (706)           (3,052)
        Other-than-temporary decline in fair value of investments                      604                --
        Unrealized losses on financial instruments                                     617                --
        Minority interests in losses of subsidiaries                                   (91)              (28)
        Deferred income tax expense (benefit)                                       (1,205)              930
        Intergroup tax allocation                                                     (260)              (34)
        Cash payment from AT&T pursuant to tax sharing agreement                       166               123
        Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
             Change in receivables                                                     (10)                6
             Change in prepaid expenses and program rights                            (158)             (102)
             Change in payables and accruals                                            70                91
                                                                                 ---------         ---------
             Net cash used by operating activities                                    (105)              (16)
                                                                                 ---------         ---------

Cash flows from investing activities:
     Cash paid for acquisitions                                                       (110)             (546)
     Capital expended for property and equipment                                      (167)              (82)
     Investments in and loans to affiliates and others                              (1,868)           (2,336)
     Purchases of marketable securities                                               (129)             (735)
     Sales and maturities of marketable securities                                     410             1,326
     Cash proceeds from dispositions                                                   431                79
     Other investing activities, net                                                     5                 8
                                                                                 ---------         ---------
             Net cash used by investing activities                                  (1,428)           (2,286)
                                                                                 ---------         ---------

Cash flows from financing activities:
     Borrowings of debt                                                              2,639             3,022
     Proceeds related to call option obligations due to issuance of
        senior exchangeable debentures                                               1,028                --
     Repayments of debt                                                             (1,614)           (1,123)
     Cash payments for debt issue costs                                                (28)              (26)
     Contributions from (distributions to) minority interest holders,
        net                                                                            (20)               27
     Cash transfers from (to) related parties, net                                      32               (41)
     Other financing activities, net                                                   (12)               --
                                                                                 ---------         ---------
             Net cash provided by financing activities                               2,025             1,859
                                                                                 ---------         ---------

                Net increase (decrease) in cash and cash equivalents                   492              (443)
                Cash and cash equivalents at beginning of period                     1,295             1,714
                                                                                 ---------         ---------
                Cash and cash equivalents at end of period                       $   1,787             1,271
                                                                                 =========         =========


*  as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  June 30, 2001
                                   (unaudited)

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Prior to August 10, 2001, AT&T Corp. ("AT&T") owned 100% of the outstanding common stock of Liberty. Prior to such date, the AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) were tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. Liberty was included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constituted all of the businesses and assets of the Liberty Media Group.

         Effective August 10, 2001, AT&T effected the split-off of Liberty pursuant to which holders of AT&T Liberty Media Group tracking stock received shares of Liberty common stock on the basis of one share of Liberty Series A common stock for each share of AT&T Class A Liberty Media Group common stock held and one share of Liberty Series B common stock for each share of AT&T Class B Liberty Media Group common stock held (the "Split Off Transaction"). Subsequent to the Split Off Transaction, Liberty is no longer a subsidiary of AT&T and no shares of Liberty Media Group tracking stock remain outstanding. The Split Off Transaction will be accounted for at historical cost.

         On May 7, 2001, AT&T contributed to Liberty assets that were attributed to the Liberty Media Group but not previously owned by Liberty (the "Contributed Assets"). These assets include (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in Liberty Digital, Inc. ("Liberty Digital"). The contributions have been accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty for periods prior to the contributions have been restated to include the financial position and results of operations of the Contributed Assets.

         In connection with the Split Off Transaction, Liberty has also been deconsolidated from AT&T for federal income tax purposes. As a result, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment was reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. Liberty received the net payment from AT&T of $665 million prior to the Split Off Transaction. In addition, certain deferred intercompany gains will be includible in AT&T's taxable income as a result of the Split Off Transaction and AT&T will be entitled to reimbursement from Liberty for the resulting tax liability of approximately $122 million.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(2)      Accounting Change

         Effective January 1, 2001, Liberty adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

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

         The Company uses various derivative instruments including equity collars, put spread collars, interest rate swaps, and forward foreign exchange contracts to manage fair value risk associated with certain investments, interest rate risk on certain indebtedness, and foreign exchange rate risk. Derivative instruments are generally not used for speculative purposes. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

         For derivatives designed either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the six months ended June 30, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued during the six months ended June 30, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         For the six months ended June 30, 2001, unrealized gains on financial instruments included a $6 million gain related to call option obligations, a $615 million net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, and an $8 million net loss for changes in the time value of options for fair value hedges.

(3)      Pro Forma Earnings (Loss) Per Common Share

         Pro forma basic earnings (loss) per common share is computed by dividing earnings (loss) attributable to common shareholders by the pro forma number of common shares outstanding following the split off. Such pro forma number of outstanding common shares is based upon the number of shares of Class A and Class B AT&T Liberty Media Group tracking stock outstanding as of June 30, 2001, and are assumed to be outstanding for all periods presented. Pro forma diluted earnings
         (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares have been excluded from diluted earnings per share because their inclusion would be anti-dilutive.

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows

                                                                          Six months ended
                                                                              June 30,
                                                                              --------
                                                                       2001             2000
                                                                       ----             ----
                                                                        amounts in millions
Cash paid for acquisitions:
       Fair value of assets acquired                                $     249             3,415
       Net liabilities assumed                                           (139)           (1,119)
       Deferred tax asset (liability) recorded                              3              (347)
       Minority interests in equity of acquired subsidiaries               (3)             (379)
       Contribution to equity for acquisitions                             --            (1,024)
                                                                    ---------         ---------
          Cash paid for acquisitions                                $     110               546
                                                                    =========         =========

Cash paid for interest                                              $     216               121
                                                                    =========         =========

(5)      Investments in Affiliates Accounted for Using the Equity Method

         Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of the more significant investments in affiliates:

                                                              June 30,        December 31,
                                                                2001             2000
                                                                ----             ----
                                                                 amounts in millions
Gemstar-TV Guide International, Inc. ("Gemstar")             $      --            5,855
Discovery Communications, Inc. ("Discovery")                     2,977            3,133
Telewest Communications plc ("Telewest")                           945            2,712
USA Networks, Inc. ("USAI") and related investments              2,782            2,824
QVC Inc. ("QVC")                                                 2,513            2,508
Other                                                            3,429            3,432
                                                             ---------        ---------
                                                             $  12,646           20,464
                                                             =========        =========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The following table reflects Liberty's share of earnings (losses) of affiliates:

                                             Six months ended
                                                June 30,
                                                --------
                                        2001             2000
                                        ----             ----
                                         amounts in millions
Gemstar                              $    (897)               --
Discovery                                 (156)             (128)
Telewest                                (1,649)             (168)
USAI and related investments               (40)              (16)
QVC                                          5                (5)
UnitedGlobalCom, Inc. ("UGC")             (173)              (88)
Teligent, Inc. ("Teligent")                 --              (152)
Other                                     (401)             (237)
                                     ---------         ---------
                                     $  (3,311)             (794)
                                     =========         =========

         At June 30, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,730 million. Such excess is being amortized over estimated useful lives ranging from 2 to 20 years. Amortization aggregating $520 million and $371 million for the six months ended June 30, 2001 and 2000, respectively, is included in share of losses of affiliates.

         Certain of Liberty's affiliates are general partnerships and, as such, Liberty is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

         Gemstar

         Gemstar is a global technology and media company focused on consumer entertainment. The common stock of Gemstar is publicly traded. On July 12, 2000, Gemstar acquired TV Guide, Inc. ("TV Guide"). TV Guide shareholders received .6573 shares of Gemstar common stock in exchange for each share of TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares or 21% of Gemstar common stock. Liberty recognized a $4.4 billion gain (before deferred tax expense of $1.7 billion) on such transaction during the third quarter of 2000 based on the difference between the carrying value of Liberty's interest in TV Guide and the fair value of the Gemstar securities received.

         On May 2, 2001, Liberty consummated a transaction ("Exchange Transaction") with The News Corporation Limited ("News Corp.") whereby Liberty exchanged 70.7 million shares of Gemstar for 121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. The fair value of the securities received by Liberty was less than the carrying value of the Gemstar shares on the date of the Exchange Transaction. As a result of the inherent loss on the Exchange Transaction, Liberty recognized an other-than-temporary decline in value adjustment on all of its Gemstar interests in the first quarter of 2001. Such adjustment ($764 million) is included in share of losses of Gemstar in the consolidated statements of operations. As a result of the Exchange Transaction, Liberty's ownership interest in Gemstar was reduced from 21% to 4%, and accordingly, Liberty now accounts for its investment in Gemstar as an available-for-sale security.

         Liberty and News Corp. have agreed that under certain circumstances Liberty will contribute its remaining Gemstar shares to a newly formed subsidiary of News Corp. in exchange for common stock of such subsidiary. In the event such transaction is not consummated, Liberty has agreed to exchange its remaining Gemstar shares for 28.8 million additional News Corp. ADSs.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         A summary of Gemstar's unaudited results of operations for the period during which Liberty used the equity method to account for its investment in Gemstar is included below (amounts in millions):

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
                                                            =====

         Telewest

         Telewest currently operates and constructs cable television and telephone systems in the UK. In April 2000, Telewest acquired Flextech p.l.c. ("Flextech") which develops and sells a variety of television programming in the UK. Prior to the acquisition, Liberty owned an approximate 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, Liberty recognized a $649 million gain (before deferred tax expense of $227 million) during the second quarter of 2000 based on the difference between the carrying value of Liberty's interest in Flextech and the fair value of the Telewest shares received.

         During the three months ended June 30, 2001, Liberty determined that its investment in Telewest experienced an other-than-temporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value at June 30, 2001, and the Company recorded a charge of $1,403 million. Such charge is included in share of losses of affiliates. At June 30, 2001, Liberty indirectly owned 744 million or approximately 25% of the issued and outstanding Telewest ordinary shares. Telewest's ordinary shares reported a closing price of $1.26 per share on June 30, 2001. Summarized unaudited results of operations for Telewest are as follows:

                                                                  Six months ended
                                                                      June 30,
                                                                      --------
                                                              2001              2000
                                                              ----              ----
                                                                amounts in millions
Operations
    Revenue                                                 $     882               784
    Operating expenses                                           (701)             (616)
                                                            ---------         ---------
         Operating cash flow (as defined by Liberty)              181               168
    Depreciation and amortization                                (461)             (375)
    Interest expense                                             (340)             (281)
    Other, net                                                      5               (64)
                                                            ---------         ---------
         Net loss                                           $    (615)             (552)
                                                            =========         =========

         USAI

         USAI owns and operates businesses in network and television production, television broadcasting, electronic retailing, ticketing operations, and internet services. At June 30, 2001, Liberty held 74.4 million shares of USAI's common stock, as well as shares in certain subsidiaries of USAI which are exchangeable into 79.0 million shares of USAI common stock. Liberty's ownership of USAI is currently restricted by Federal Communications Commission ("FCC") regulations. The exchange of the subsidiary shares for USAI shares can be accomplished only if there is a change to existing regulations or if Liberty obtains permission from the FCC. If the exchange of subsidiary stock into USAI common stock had been completed at June 30, 2001, Liberty would have owned 153.4 million shares or approximately 21% (on a fully-diluted basis) of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         USAI common stock. USAI's common stock reported a closing price of $28.00 per share on June 30, 2001.

         UGC

         UGC is a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At June 30, 2001, Liberty owned an approximate 11% economic ownership interest representing an approximate 37% voting interest in UGC. Liberty owns 9.9 million shares of UGC Class B common stock and
         1.2 million shares of UGC Class A common stock. The UGC Class B common stock is convertible, on a one - for-one basis, into UGC Class A common stock. UGC's Class A common stock reported a closing price of $8.65 per share on June 30, 2001.

         Teligent

         In January 2000, the Company acquired a 40% equity interest in Teligent, a full-service facilities based communications company. In April 2001, the Company exchanged its investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of the Company's investment in Teligent, no gain or loss was recognized on the transaction. The Company accounts for its investment in IDT Investments, Inc. using the cost method.

         Summarized unaudited combined financial information for affiliates other than Gemstar and Telewest is as follows:

                                         Six months ended
                                             June 30,
                                             --------
                                       2001            2000
                                       ----            ----
                                       amounts in millions
Revenue                              $ 7,419           7,112
Operating expenses                    (6,675)         (6,680)
Depreciation and amortization         (1,319)         (1,170)
                                     -------         -------
    Operating loss                      (575)           (738)
Interest expense                        (842)           (886)
Other, net                              (375)            189
                                     -------         -------
    Net loss                         $(1,792)         (1,435)
                                     =======         =======

(6)      Investments in Available-for-sale Securities and Others

         Investments in available-for-sale securities and others are summarized as follows:

                                                            June 30,     December 31,
                                                              2001          2000
                                                              ----          ----
                                                              amounts in millions
Sprint Corporation ("Sprint PCS")                          $   5,889          5,192
AOL Time Warner Inc. ("AOL Time Warner")                       8,986          6,325
News Corp.                                                     6,520          2,342
Motorola, Inc. ("Motorola")                                    1,765          1,982
Viacom, Inc. ("Viacom")                                          786             --
Other available-for-sale securities                            3,240          2,989
Other investments, at cost, and related receivables              983            705
                                                           ---------      ---------
                                                              28,169         19,535
    Less short-term investments                                  494            500
                                                           ---------      ---------
                                                           $  27,675         19,035
                                                           =========      =========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the March 1999 merger of Tele-Communications, Inc., Liberty's former parent, and AT&T. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock - Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty. As of June 30, 2001, Liberty beneficially owned approximately 20% of Sprint PCS Group common stock - Series 2.

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

         News Corp.

         At June 30, 2001, Liberty owns 203 million ADSs or 18% of the outstanding equity of News Corp.

         Motorola

         On January 5, 2000, Motorola acquired General Instrument Corporation ("General Instrument") through a merger of General Instrument with a wholly owned subsidiary of Motorola. In connection with the merger, Liberty received 54 million shares and warrants to purchase 37 million shares of Motorola common stock in exchange for its holdings in General Instrument. Liberty recognized a $2.2 billion gain (before deferred tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received. At June 30, 2001, Liberty owns 71 million Motorola shares and warrants to purchase an additional 18 million shares.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Viacom, Inc. ("Viacom")

         On January 23, 2001, BET Holdings II, Inc. ("BET") was acquired by Viacom in exchange for shares of Class B common stock of Viacom. As a result of the merger, Liberty received 15.2 million shares of Viacom's Class B common stock (less than 1% of Viacom's common equity) in exchange for its 35% ownership interest in BET, which investment had been accounted for using the equity method. Liberty accounts for its investment in Viacom as an available-for-sale security. Liberty recognized a gain of $570 million (before deferred tax expense of $225 million) in the first quarter of 2001 based upon the difference between the carrying value of Liberty's interest in BET and the value of the Viacom securities received.

         United Pan-Europe Communications N.V. ("UPC")

         In May 2001, the Company entered into a loan agreement with Belmarken Holding B.V. ("Belmarken") and UPC, pursuant to which the Company loaned Belmarken $857 million (the "Belmarken Loan"). Belmarken and UPC are consolidated subsidiaries of UGC. The loan accrues interest at 6% per annum, and all principal and interest are due in May 2007. After May 29, 2002, the loan is exchangeable, at the option of the Company, into shares of ordinary common stock of UPC at a rate of $6.85 per share. Liberty accounts for the convertible feature of the Belmarken Loan as a derivative security under Statement 133, and records the convertible feature at fair value with periodic market adjustments recorded in the statement of operations. The loan amount is accounted for as an available-for-sale debt security. Pursuant to an amended agreement between the Company and UGC dated as of May 25, 2001, the Company has agreed to, among other matters, contribute the Belmarken Loan to UGC in exchange for Class B shares of UGC. Such contribution is expected to occur in the fourth quarter of 2001. Liberty had previously purchased an interest in an exchangeable preferred stock of UPC in December 2000 for $203 million.

         Derivatives

         The Company enters into equity collars and put spread collars to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models using the historical volatility of the underlying security. Equity collars generally have high correlation between changes in the fair value of the instrument and changes in the fair value of the underlying security, and therefore, qualify as fair value hedges. Conversely, put spread collars generally do not have high correlation, and therefore, do not qualify as fair value hedges. The following table illustrates the fair value of the Company's equity collars and put spread collars which are included as part of the investment balance.

         Investments in available-for-sale securities at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                                             June 30, 2001
                                                                             -------------
                                                                                  Put
                                             Equity           Equity            spread              Debt
                                           securities         collars           collars          securities           Total
                                           ----------         -------           -------          ----------           -----
                                                                            amounts in millions
Cost basis                                 $  22,923                --                --             1,252            24,175
Gross gains recognized in earnings               125             1,323                 4                --             1,452
Gross losses recognized in earnings           (1,054)              (68)              (19)               --            (1,141)
Gross unrealized holding gains                 3,504                --                --                78             3,582
Gross unrealized holding losses                 (864)               --                --               (18)             (882)
                                           ---------         ---------         ---------         ---------         ---------
       Fair value                          $  24,634             1,255               (15)            1,312            27,186
                                           =========         =========         =========         =========         =========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                                                            December 31, 2000
                                                                            -----------------
                                                                                Put
                                            Equity           Equity           spread             Debt
                                          securities         collars          collars         securities          Total
                                          ----------         -------          -------         ----------          -----
                                                                          amounts in millions
Cost basis                                $  17,640                --               --            1,533            19,173
Gross gains recognized in earnings               --                --              188               --               188
Gross unrealized holding gains                1,003             1,080               --               86             2,169
Gross unrealized holding losses              (2,636)               --               --              (64)           (2,700)
                                          ---------         ---------        ---------        ---------         ---------
       Fair value                         $  16,007             1,080              188            1,555            18,830
                                          =========         =========        =========        =========         =========

         During the six months ended June 30, 2001, Liberty determined that certain of its other investments experienced other-than-temporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments, which included adjustments to the Company's investments in a UPC security and Antec Corporation of $193 million and $127 million, respectively, resulted in a total charge of $604 million, before deducting a deferred tax benefit of $239 million.

         Management estimates the fair market value of all of its investments in available-for-sale securities and others aggregated $28.1 billion and $19.7 billion at June 30, 2001 and December 31, 2000, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

(7)      Acquisitions

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of Soundelux Entertainment Group for $90 million in cash, and contributed such assets to Liberty Livewire. Immediately following this contribution, Liberty's ownership in Liberty Livewire increased to approximately 88% of the equity and approximately 99% of the voting power of Liberty Livewire outstanding immediately following the contribution.

         Each of the foregoing acquisitions was accounted for as a purchase. In connection therewith, Liberty recorded an aggregate increase to additional paid-in-capital of $251 million. The $452 million excess purchase price over the fair value of the net assets acquired is being amortized over 20 years.

         Pro Forma Information

         The following unaudited pro forma information for the six months ended June 30, 2000 was prepared assuming the 2000 acquisitions discussed above occurred on January 1, 2000. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above and the Split Off Transaction had occurred on January 1, 2000. (amounts in millions)

         Revenue                                                         $1,001
         Net earnings                                                    $1,135
         Pro forma basic and diluted earnings per
             common share                                                  $.44

(8)      Long-Term Debt

         Debt is summarized as follows:

                                           June 30,       December 31,
                                             2001            2000
                                             ----            ----
                                             amounts in millions
Parent company debt:
    Senior notes                          $     742              742
    Senior debentures                         1,486            1,486
    Senior exchangeable debentures              855            1,679
    Securities lending agreement                405              338
    Bank credit facilities                      675              475
    Other debt                                  510              242
                                          ---------        ---------
                                              4,673            4,962
                                          ---------        ---------
Debt of subsidiaries:
    Bank credit facilities                    1,347            1,129
    Senior notes                                190              179
    Other debt                                  247               93
                                          ---------        ---------
                                              1,784            1,401
                                          ---------        ---------
    Total debt                                6,457            6,363
Less current maturities                       1,752            1,094
                                          ---------        ---------
    Total long-term debt                  $   4,705            5,269
                                          =========        =========

         Senior Notes and Debentures

         On July 7, 1999, Liberty issued $750 million of 7-7/8% Senior Notes due 2009 and issued $500 million of 8-1/2% Senior Debentures due 2029 for aggregate cash proceeds of $741 million and $494 million, respectively. Interest on both issuances is payable on January 15 and July 15 of each year.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         On February 2, 2000, Liberty issued $1 billion of 8-1/4% Senior Debentures due 2030 for aggregate cash proceeds of $983 million. Interest on these debentures is payable on February 1 and August 1 of each year.

         The senior notes and debentures are stated net of an aggregate unamortized discount of $22 million at June 30, 2001 and December 31, 2000, which is being amortized to interest expense in the consolidated statements of operations.

         Senior Exchangeable Debentures

         In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2030. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group Stock. After the later of December 31, 2001 and the date Liberty's ownership level of Sprint PCS Group Stock falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

         In February and March 2000, Liberty issued an aggregate of $810 million of 3-3/4% Senior Exchangeable Debentures due 2030. Interest is payable on February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. After the later of February 15, 2002 and the date Liberty's ownership level of Sprint PCS Group Stock falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

         In January 2001, Liberty issued $600 million of 3-1/2% Senior Exchangeable Debentures due 2031. Interest is payable on January 15 and July 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. On or after January 15, 2006, Liberty, at its option, may redeem the debentures for cash.

         In March 2001, Liberty issued $817.7 million of 3-1/4% Senior Exchangeable Debentures due 2031. Interest is payable on March 15 and September 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 18.5666 shares of Viacom Class B common stock. After January 23, 2003, such exchange value is payable at Liberty's option in cash, Viacom stock or a combination thereof. Prior to such date, the exchange value must be paid in cash. On or after March 15, 2006, Liberty, at its option, may redeem the debentures for cash.

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

         Upon adoption of Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Accordingly, at January 1, 2001, Liberty recorded a transition adjustment to reflect the call option obligations at fair value ($459 million) and to recognize in net earnings the difference between the fair value of the call option obligations at issuance and the fair value of the call option obligations at January 1, 2001. Such adjustment to net earnings aggregated $757 million (before tax expense of $299 million) and is included in cumulative effect of accounting change. Changes in the fair value of the call

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on financial instruments in Liberty's consolidated statements of operations. During the six months ended June 30, 2001, Liberty recorded unrealized gains of $6 million related to the call option obligations.

         Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the six months ended June 30, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debenture using the effective interest method. The transition adjustment noted above resulted in a decrease in the carrying value of the long-term debt portion of the senior exchangeable debentures of $1,216 million on January 1, 2001.

         Securities Lending Agreement

         On January 7, 2000, a trust, which holds Liberty's investment in Sprint Corporation, entered into agreements to loan 18 million shares of Sprint PCS Group Stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $405 million at June 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Interest earned on the cash collateral aggregated $25 million as of June 30, 2001, and Liberty had utilized $255 million of the cash collateral and interest income as of such date. Unutilized cash collateral of $150 million at June 30, 2001, which includes restricted cash of $61 million, is included in other assets in the consolidated balance sheets.

         Bank Credit Facilities

         At June 30, 2001, Liberty and its subsidiaries had $241 million in unused lines of credit under their respective bank credit facilities. The bank credit facilities generally contain restrictive covenants which require the borrowers and certain of their subsidiaries to maintain certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. The borrowers were in compliance with their debt covenants at June 30, 2001. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

         Based on quoted market prices, the fair value of Liberty's debt at June 30, 2001 is as follows (amounts in millions):

         Senior notes of parent company                                  $  719
         Senior debentures of parent company                              1,321
         Senior exchangeable debentures of parent company, including
             call option liability                                        2,543
         Senior notes of subsidiary                                         204

         Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at June 30, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9)      Stockholder's Equity

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board. As of June 30, 2001, no shares of preferred stock were issued.

         Common Stock

         The Class A Stock has one vote per share, and each of the Class B and Class C Stock has ten votes per share.

         As of June 30, 2001, all of the issued and outstanding common stock of Liberty was held by AT&T.

         Stock Issuances of Subsidiaries

         During the six months ended June 30, 2001, consolidated subsidiaries of Liberty issued shares of common stock in connection with certain acquisitions and the exercise of certain employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded a $13 million decrease to additional paid-in-capital.

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

         In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. Upon completion of the Split Off Transaction, the free-standing SARs automatically converted to options to purchase Liberty common stock. Prior to the Effective Date, the Restructured Options were accounted for using variable plan accounting pursuant to APB Opinion No. 25. Accordingly, the above-described transaction did not have a significant impact on Liberty's results of operations.

         During the first quarter of 2000, an executive officer of Liberty Digital, a subsidiary of Liberty, exercised certain of his stock options with tandem stock appreciation rights that had been granted by Liberty Digital. In order to satisfy Liberty Digital's obligations under the stock option

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES agreement, LDIG and Liberty offered to issue, and the executive agreed to receive, a combination of cash and AT&T Liberty Media Group tracking stock in lieu of a cash payment. Accordingly, Liberty paid cash of $50 million and issued 5.8 million shares to the executive officer in the first quarter of 2001. The fair value of the shares issued is included in additional-paid-in capital in the consolidated financial statements.

         During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from an executive officer and director of On Command, who is also a director of Liberty, for aggregate cash consideration of $25,200,000. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying consolidated statement of operations.

         Transactions with AT&T

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $181 million and $111 million for the six months ended June 30, 2001 and 2000, respectively.

         AT&T allocates certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods are reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $17 million and $15 million for the six months ended June 30, 2001 and 2000, respectively.

         Due To Related Parties

         The amounts included in Due to related parties represent a non-interest bearing intercompany account with AT&T which includes income tax allocations that are to be settled at some future date. All other amounts included in the intercompany account are generally repaid within thirty days.

(10)     Commitments and Contingencies

         Starz Encore Group LLC ("Starz Encore Group"), a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at June 30, 2001, these agreements require minimum payments aggregating approximately $1,172 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

         Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At June 30, 2001, the Guaranteed Obligations aggregated approximately $934 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

(11)     Information about Liberty's Operating Segments

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty's pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to correspond to the current period segment presentation.

         For the six months ended June 30, 2001, Liberty had five operating segments: Starz Encore Group, Liberty Livewire, On Command, Telewest and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States and is wholly-owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority-owned and consolidated by Liberty. On Command provides in-room on-demand video entertainment and information services to the domestic lodging industry and is majority-owned and consolidated by Liberty. Telewest operates and constructs cable television and telephone systems in the UK. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                      Starz
                                     Encore      Liberty        On
                                      Group     Livewire      Command        Other      Telewest(1)    Eliminations     Total
                                      -----     --------      -------        -----      -----------    ------------     -----
                                                                     amounts in millions
Performance Measures:

Six months ended June 30, 2001

      Segment revenue               $   422          302          125          168           882           (882)        1,017
      Segment operating cash
         flow (deficit)                 146           62           17          (26)          181           (181)          199

Six months ended June 30, 2000

      Segment revenue                   353           69           66          129           784           (784)          617
      Segment operating cash
         flow                           117           11           19            1           168           (168)          148

Balance Sheet Information:

As of June 30, 2001

      Segment assets                  2,844        1,230          454       51,168        10,365        (10,365)       55,696
      Investments in
         affiliates                     142           --           --       11,559           945             --        12,646

         (1) Represents an equity method affiliate.

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes and minority interest:

                                                        Six months ended
                                                             June 30,
                                                             --------
                                                        2001         2000
                                                        ----         ----
                                                       amounts in millions
Segment operating cash flow                           $   199           148
Stock compensation                                       (115)          239
Depreciation and amortization                            (486)         (403)
Interest expense                                         (269)         (175)
Segment equity in losses of affiliates                 (3,311)         (794)
Other-than-temporary decline in fair value of
   investments                                           (604)           --
Unrealized losses on financial instruments, net          (617)           --
Gains on dispositions, net                                706         3,052
Other, net                                                125             7
                                                      -------       -------
Earnings (loss) before income taxes and minority
   interest                                           $(4,372)        2,074
                                                      =======       =======

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

         Liberty's most significant consolidated subsidiaries at June 30, 2001, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned.

         A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are generally accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at June 30, 2001 were USA Networks, Inc., Discovery Communications, Inc., QVC Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

         Liberty holds interests in companies that are neither consolidated subsidiaries nor affiliates accounted for using the equity method. The most significant of these include AOL Time Warner Inc., Sprint Corporation, The News Corporation Limited, Viacom, Inc. and Motorola Inc. which are classified as available-for-sale securities and are carried at fair value. Realized gains and losses are determined on a specific-identification basis.

         Prior to the Split Off Transaction, AT&T owned all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty. On August 9, 2001, Liberty increased its authorized capital stock, and the Liberty Class A and Class B Common Stock was reclassified as Series A Liberty Media Corporation common stock and the Class C Common Stock was reclassified as Series B Liberty Media Corporation common stock. Effective August 10, 2001, AT&T effected the split off of Liberty from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock. In the Split Off Transaction, each share of Class A and Class B Liberty Media Group tracking stock was exchanged for one share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty ceased to be a subsidiary of AT&T, and no shares of AT&T Liberty Media Group tracking stock remain outstanding. The Split Off Transaction will be accounted for at historical cost.

         On May 7, 2001, AT&T contributed to Liberty assets attributed to the Liberty Media Group but not previously held by Liberty . These assets include
(i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in Liberty Digital, Inc. The contributions have been accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty for periods prior to the contributions have been restated to include the financial position and results of operations of the Contributed Assets.

SUMMARY OF OPERATIONS

         Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room on-demand video entertainment and information services to the domestic lodging industry. Due to the significance of their operations and to enhance the reader's understanding, separate financial data has been provided below for Starz Encore Group, Liberty Livewire and On Command for the periods in which they were consolidated. Included in the other category are Liberty's other consolidated subsidiaries and corporate expenses. Some of Liberty's significant other consolidated subsidiaries include Liberty Digital, Pramer S.C.A. and Liberty Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is an owner and distributor of cable programming services in Argentina. Liberty Cablevision of Puerto Rico is a provider of cable television services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                          Three months                         Three months
                                             ended                                ended
                                            June 30,            % of             June 30,           % of
                                              2001             revenue            2000             revenue
                                              ----             -------            ----             -------
                                                                 dollar amounts in millions
Starz Encore Group
   Revenue                                    $ 213               100%             $ 177               100%
   Operating, selling, general and
      administrative                           (144)               67               (123)               70
   Stock compensation                            (2)                1                 (5)                3
   Depreciation and amortization                (38)               18                (38)               21
                                              -----             -----              -----             -----
       Operating income                       $  29                14%             $  11                 6%
                                              =====             =====              =====             =====

Liberty Livewire
   Revenue                                    $ 147               100%             $  69               100%
   Operating, selling, general and
      administrative                           (116)               79                (58)               84
   Stock compensation                            (6)                4                 --                --
   Depreciation and amortization                (29)               20                (14)               20
                                              -----             -----              -----             -----
       Operating loss                         $  (4)               (3)%            $  (3)               (4)%
                                              =====             =====              =====             =====

On Command
   Revenue                                    $  63               100%             $  66               100%
   Operating, selling, general and
      administrative                            (57)               90                (47)               71
   Depreciation and amortization                (20)               32                (22)               33
                                              -----             -----              -----             -----
       Operating loss                         $ (14)              (22)%            $  (3)               (4)%
                                              =====             =====              =====             =====

Other
   Revenue                                    $  90               (a)              $  70               (a)
   Operating, selling, general and
      administrative                           (102)                                 (67)
   Stock compensation                           (44)                                 221
   Depreciation and amortization               (150)                                (162)
                                               -----                               -----
       Operating  income (loss)               $(206)                               $  62
                                              ======                               =====

(a)  Not meaningful.

                                        Six months                       Six months
                                          ended                            ended
                                         June 30,         % of            June 30,         % of
                                           2001          revenue            2000          revenue
                                           ----          -------            ----          -------
                                                        dollar amounts in millions
Starz Encore Group
   Revenue                              $     422             100%       $     353             100%
   Operating, selling, general and
      administrative                         (276)             66             (236)             67
   Stock compensation                          (4)              1               (5)              2
   Depreciation and amortization              (77)             18              (79)             22
                                        ---------       ---------        ---------       ---------
       Operating income                 $      65              15%       $      33               9%
                                        =========       =========        =========       =========

Liberty Livewire
   Revenue                              $     302             100%       $      69             100%
   Operating, selling, general and
      administrative                         (240)             79              (58)             84
   Stock compensation                         (11)              4                               --
   Depreciation and amortization              (64)             21              (14)             20
                                        ---------       ---------        ---------       ---------
       Operating loss                   $     (13)             (4)%      $      (3)             (4)%
                                        =========       =========        =========       =========

On Command
   Revenue                              $     125             100%       $      66             100%
   Operating, selling, general and
      administrative                         (108)             86              (47)             71
   Depreciation and amortization              (41)             33              (22)             33
                                        ---------       ---------        ---------       ---------
       Operating loss                   $     (24)            (19)%      $      (3)             (4)%
                                        =========       =========        =========       =========

Other
   Revenue                              $     168             (a)        $     129             (a)
   Operating, selling, general and
      administrative                         (194)                            (128)
   Stock compensation                        (100)                             244
   Depreciation and amortization             (304)                            (288)
                                        ---------                        ---------
       Operating loss                   $    (430)                       $     (43)
                                        =========                        =========

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

CONSOLIDATED SUBSIDIARIES

         Starz Encore Group. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements between Starz Encore Group and cable operators and satellite direct-to-home distributors. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with Tele-Communications, Inc. ("TCI"). TCI cable systems were subsequently acquired by AT&T and operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. As a result of AT&T's acquisition of MediaOne Group, Inc. on June 15, 2000, the contracted payment amount increased by approximately 20%. After adjusting for the elimination of the former MediaOne contract, the net payment amount from the combined AT&T companies increased by approximately 10%. Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

         By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." Starz Encore Group believes that position expressed by AT&T Broadband in that letter to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, for breach of contract. Starz Encore Group is seeking a judgment of specific performance of the contract, damages and costs. No assurance can be given as to the ultimate resolution of this matter.

         Revenue increased 20% for each of the three and six month periods ended June 30, 2001, as compared to the corresponding prior year periods. Such increases are primarily due to a 52% increase in subscription units from all forms of distribution. Encore and its Thematic Multiplex end-of-period units increased 68% as of June 30, 2001, and STARZ! end-of-period units increased 13% as of June 30, 2001, as compared to the same date in 2000.

         Operating, selling, general and administrative expenses increased 17% for each of the three and six month periods ended June 30, 2001, as compared to the corresponding periods in 2000. Such increases are primarily due to increases in programming expense, affiliate marketing support and national branding expense.

         Liberty expects Starz Encore Group to generate an operating loss during 2001 due to continued stock compensation and depreciation and amortization expenses. It is expected that this operating loss will decrease compared to 2000 due to improved earnings before interest, taxes, depreciation and amortization.

         Liberty Livewire. On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group common stock and cash. On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group common stock. Immediately following the closing of such transaction, Liberty contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. On July 19, 2000, Liberty purchased all of the assets relating to the post-production, content and sound editorial businesses of Soundelux Entertainment Group and contributed such assets to Liberty Livewire for additional Liberty Livewire stock. Immediately following the contributions, Liberty owned approximately 88% of the equity and controlled approximately 99% of the voting power of Liberty Livewire. Liberty Livewire's operations for the quarter ended June 30, 2000 include Four Media for three months and Todd-AO for one month. Increases in Liberty Livewire's revenue and expenses for the three months ended June 30, 2001 are due to the inclusion of Todd-AO for a full quarter as well as the inclusion of Soundelux. Liberty Livewire is dependent on the television and movie production industries for a substantial portion of its revenue.

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

         Revenue decreased 5% for the three months ended June 30, 2001, as compared to the corresponding period in 2000. Such decrease is due primarily to a reduction in total rooms served by On Command and an overall decrease in occupancy rates in the hotel industry.

         Operating, selling, general and administrative expenses increased $10 million or 21% for the three months ended June 30, 2001, as compared to the corresponding period in 2000. Such increase is due primarily to relocation and restructuring charges resulting from (i) the relocation of On Command's corporate headquarters and (ii) a separate restructuring plan to reduce On Command's workforce.

         Other. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

         Revenue increased 29% and 30% for the three months and six months ended June 30, 2001, respectively, as compared to the corresponding period in 2000. Such increases are due primarily to revenue growth at Liberty Digital. In addition, the increase for the six months ended June 30, 2001, reflects an increase in revenue from Ascent Network Services, Inc., which was acquired in March 2000, as part of the Ascent transaction.

         Operating, selling, general and administrative expenses increased 52% for each of the three month and six month periods ended June 30, 2001, as compared to the same period in 2000. Included in expenses for 2001 is $11 million of expenses related to the Split Off Transaction. In addition, the increase in 2001 is due to (i) increases in expenses of Liberty Digital, (ii) start up expenses of True Position, Inc., which was acquired on January 14, 2000 and (iii) expenses related to Ascent Network Services.

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

         Other Income and Expense. Interest expense for the six months ended June 30, 2001 and June 30, 2000 was $269 million and $339 million, respectively. Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying Sprint PCS Group Stock. Increases or decreases in the value of the underlying Sprint PCS Group Stock above the principal amount of the senior exchangeable debentures were recorded as an adjustment to interest expense in the consolidated statements of operations and comprehensive earnings. Interest expense for the six months ended June 30, 2000 included $164 million associated with increases in the value of Sprint PCS Group Stock. Excluding such effect, interest expense increased from $175 million to $269 million due to increased borrowings during 2000 and the first quarter of 2001.

         Dividend and interest income for the six months ended June 30, 2001 and 2000 was $120 million and $164 million, respectively. The decrease in dividend and interest income during the six months ended June 30, 2001 is primarily attributed to the use of Liberty's cash balance in investing activities, combined with the elimination of $10 million in dividend income due to the merger of AOL and Time Warner.

         During the six months ended June 30, 2001, Liberty determined that certain of its other investments experienced other-than-temporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments, which included adjustments to the Company's investments in UPC and Antec Corporation of $193 million and $127 million, respectively, resulted in a total charge of $604 million, before deducting a deferred tax benefit of $239 million.

         Aggregate gains from dispositions during the six month periods ended June 30, 2001 and 2000 were $706 million and $3,052 million, respectively. Included in gains from dispositions in 2001 are $570 million related to the merger of Viacom and BET, and $253 million related to the merger of AOL and Time Warner partially offset by a loss from the sale of a portion of the Company's investment in Cendant Corporation of $121 million. Included in the 2000 gains from dispositions is $2.2 billion related to the acquisition of General Instruments by Motorola and $649 million related to the Telewest acquisition of Flextech. See notes 5 and 6 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

         Liberty's share of losses of affiliates for the six months ended June 30, 2001 and 2000 was $3,311 million and $794 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates is presented below:

                                                     Six months ended
                                                         June 30,
                                   Percentage       ------------------
                                   Ownership        2001          2000
                                   ---------        ----          ----
                                                   amounts in millions
Gemstar                                 N/A      $    (897)         --
Discovery                                49%          (156)       (128)
Telewest                                 25%        (1,649)       (168)
USAI and related investments             21%           (40)        (16)
QVC                                      42%             5          (5)
UGC                                      11%          (173)        (88)
Teligent                                N/A             --        (152)
Other                               Various           (401)       (237)
                                                 ---------   ---------
                                                 $  (3,311)       (794)
                                                 =========   =========

         At June 30, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,730 million. Such excess is being amortized over estimated useful lives ranging from 2 to 20 years. Amortization aggregating $520 million and $371 million for the six months ended June 30, 2001 and 2000, respectively, is included in share of losses of affiliates. Liberty expects to continue to record share of losses in its affiliates for the foreseeable future principally due to the significant levels of excess basis amortization that is included in each affiliate's share of losses.

         Gemstar. Liberty's share of Gemstar's net loss was $897 million for the six months ended June 30, 2001 including excess basis amortization of $109 million. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock.

         On May 2, 2001, Liberty entered into a transaction with News Corp. to exchange 70.7 million shares of Gemstar held by Liberty for 121.5 million News Corp. American Depository Shares representing preferred, limited voting, ordinary shares of News Corp. The fair value of the securities received by Liberty was less than the carrying value of the Gemstar shares on the date of the Exchange Transaction. As a result of the inherent loss on the Exchange Transaction, Liberty recognized an other-than-temporary decline in value adjustment on all of its Gemstar interests in the first quarter of 2001. Such adjustment ($764 million) is included in share of losses of Gemstar. As a result of the Exchange Transaction, Liberty's ownership interest in Gemstar was reduced from 21% to 4%, and accordingly, Liberty now accounts for its investment in Gemstar as an available-for-sale security.

         Telewest. Liberty's share of Telewest's net loss increased to $1,649 million for the six months ended June 30, 2001 from $168 million for the six months ended June 30, 2000, including excess basis amortization of $96 million and $43 million for 2001 and 2000, respectively. During the three months ended June 30, 2001, Liberty determined that its investment in Telewest experienced an other-than-temporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value at June 30, 2001, and the Company recorded a charge of $1,403 million. Such charge is included in share of losses of affiliates. Excluding the effects of the excess basis amortization and the other-than-temporary decline in value adjustment, Liberty's share of Telewest's net loss increased from $125 million to $150 million due to a $63 million increase in Telewest's net loss. Telewest's net loss increased due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions partially offset by an increase in operating cash flow.

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

         Upon consummation of the AT&T merger, through a new tax sharing agreement between Liberty and AT&T, Liberty became entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T merger. In addition, under the tax sharing agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and those taxable losses were utilized by AT&T to reduce the consolidated income tax liability.

         In connection with the Split Off Transaction, Liberty has also been deconsolidated from AT&T for federal income tax purposes. As a result, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the tax sharing agreement and that has been, or is reasonably expected to be, utilized by AT&T. The payment was reduced by Liberty's obligation under the 1995 TCI Tax Sharing Agreement. Liberty received the net payment from AT&T of $665 million prior to the Split Off Transaction. In addition, certain deferred intercompany gains will be includible in AT&T's taxable income as a result of the Split Off Transaction and AT&T will be entitled to reimbursement from Liberty for the resulting tax liability of approximately $122 million.

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

         At June 30, 2001, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $2,263 million. Borrowings under these facilities of $2,022 million were outstanding at June 30, 2001. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         In January 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $405 million at June 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Interest earned on the cash collateral aggregated $25 million as of June 30, 2001, and Liberty had utilized $255 million of the cash collateral and interest income as of such date. Unutilized cash collateral of $150 million at June 30, 2001, which includes restricted cash of $61 million, is included in other current assets in the consolidated balance sheets.

         At June 30, 2001, Liberty owns 203 million ADSs of News Corp. and 71 million shares of Motorola common stock. Liberty receives dividends on its ownership interests in these entities periodically. There can be no assurance that such dividends will continue to be paid.

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

         Based on currently available information and expected future transactions, Liberty expects to receive approximately $202 million in dividend and interest income during the year ended December 31, 2001. Based on current debt levels and current interest rates, Liberty expects to make interest payments of approximately $460 million during the year ended December 31, 2001.

         While Liberty was a subsidiary of AT&T, there were restrictions on incurrence of debt of Liberty under an Inter-Group Agreement with AT&T. Liberty could not incur any debt that would cause the total indebtedness of Liberty at any time to be in excess of 25% of the total market capitalization of the AT&T Liberty Media Group tracking stock, if the excess would adversely affect the credit rating of AT&T. Such restrictions were eliminated upon consummation of the Split Off Transaction on August 10, 2001.

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

         Liberty has guaranteed notes payable and other obligations of certain affiliates. At June 30, 2001, the U.S. dollar equivalent of the amounts borrowed pursuant to these guaranteed obligations aggregated approximately $934 million.

         Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of June 30, 2001, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1.2 billion. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing, and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Liberty.

         Liberty has agreed to a transaction with UnitedGlobalCom, Inc. pursuant to which Liberty will invest consideration equal to $1.4 billion, of which Liberty has advanced to a subsidiary of UGC approximately $857 million, and will contribute certain of its interests in various international broadband distribution and programming assets, including its interests in Cablevision S.A., Pramer S.C.A. and Torneos y Competencias S.A., in exchange for direct or indirect equity interests in UGC. Assuming the consummation of all of the contemplated transactions and the contribution of all of the assets proposed to be contributed, Liberty would hold a substantial direct or indirect equity interest in UGC and, upon the occurrence of certain events, a controlling voting interest in UGC. However, pursuant to certain voting and standstill arrangements that would be entered into at the time of the closing of this transaction,

Liberty's ability to exercise control of UGC would be limited. The voting and standstill arrangements would terminate upon the tenth anniversary of the closing, subject to earlier termination upon the occurrence of specified events. This transaction is subject to various conditions, including receipt of governmental and other third party approvals. Although no assurance can be given that the contemplated transactions will be consummated, Liberty anticipates that any closing would occur during 2001 and such closing could have a significant impact on Liberty's capital resources.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash used in operating activities for the six months ended June 30, 2001 and 2000 was $105 million and $16 million, respectively, including payments related to stock appreciation rights of $236 million and $283 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $1,428 million and $2,286 million for the six months ended June 30, 2001 and 2000, respectively. Liberty uses cash to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities included cash used for investments in and loans to affiliates amounting to $1,868 million and $2,336 million during the six months ended June 30, 2001 and 2000, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

         Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $3,667 million and $3,022 million and repayments of $1,614 million and $1,123 million during the six months ended June 30, 2001 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). In general, Statement 142 is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized, but shall be tested for impairment at least annually. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

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

         Contributions to Liberty's foreign affiliates are denominated in foreign currency. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty does not hedge the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, during the six months ended June 30, 2001, Liberty entered into forward purchase contracts with respect to 1,825 million Euros in connection with certain foreign currency denominated transactions which are expected to be completed in the second half of 2001. Liberty recorded $58 million in unrealized losses related to these contracts during the six months ended June 30, 2001. If the price of the Euro been 10% lower at June 30, 2001, Liberty would have recorded an additional unrealized loss on financial instruments, net of taxes, of $84 million. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

         Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include fixed and floating rate investments and borrowings used to maintain liquidity and to fund its business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates primarily through the issuance of fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity. Liberty believes this best protects the Company from interest rate risk. As of June 30, 2001, 60% of Liberty's debt was composed of fixed rate debt with a weighted average interest rate of 5.99%. The Company's variable rate debt had a weighted average interest rate of 5.47% at June 30, 2001. Had market interest rates been 100 basis points higher (representing an approximate 18% increase over Liberty's variable rate debt effective cost of borrowing) throughout the six months ended June 30, 2001, Liberty would have recorded approximately $12 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the senior exchangeable debentures been 10% higher during the six months ended June 30, 2001, Liberty would have recorded an additional unrealized loss on financial instruments, net of taxes, of $103 million.

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

         In order to illustrate the effect of changes in stock prices on Liberty's balance sheet and statement of operations, we provide the following sensitivity analysis. Had the stock price of Liberty's investments accounted for as available-for-sale securities been 10% lower at June 30, 2001, the value of such securities would have been lower, including consideration of our equity collars, by $3.0 billion. Our unrealized gains, net of taxes would have also been lower by $2.0 billion. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at June 30, 2001, there would have been no impact on the carrying value of such investments. Liberty's cash collateral account and debt balance under the securities lending agreement would be reduced by $40 million if the underlying shares of the Sprint PCS Group decreased in value by 10%.

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

                            LIBERTY MEDIA CORPORATION


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Klesch & Company Limited v. Liberty Media Corporation, John C. Malone and Robert R. Bennett. We have agreed in principle to a transaction with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman John C. Malone and our chief executive officer Robert
         R. Bennett in the United States District Court for the District of Colorado alleging breach of fiduciary duty, fraud and breach of contract, among other things, in connection with actions alleged to have been taken by us with respect to the proposed transaction with Deutsche Telekom. Klesch is seeking damages in an unspecified amount. We believe all such claims to be without merit, and we and Messrs. Malone and Bennett intend to defend these claims vigorously.

         Starz Encore Group LLC v. AT&T Broadband LLC and Satellite Services, Inc. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with TCI. TCI Cable Systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband. Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems. The affiliation agreement further provides that to the extent Starz Encore Group's programming costs increase above or decrease below amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore Group has requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001 (which amount, approximately $40 million, is expected to represent the bulk of AT&T Broadband's proportionate share of excess programming costs for the year 2001). Excess programming costs payable by AT&T Broadband could be significantly larger in future years.

         By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." Starz Encore Group believes the position expressed by AT&T Broadband in that letter to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite Services, Inc. a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract. Starz Encore Group is seeking a judgment of specific performance of the contract, damages and costs.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit

                  99 Internal Revenue Service Private Ruling, dated April 10, 2001.

         (b)      Report on Form 8-K filed during the quarter ended June 30,
                  2001

                      Date                   Item                Financial
                      filed                reported           statements filed
                      -----                --------           ----------------
                  June 26, 2001             Item 5                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIBERTY MEDIA CORPORATION




Date:  August 14, 2001            By:   /s/   Charles Y. Tanabe
                                       ------------------------
                                              Charles Y. Tanabe
                                                 Senior Vice President and
                                                  General Counsel



Date:  August 14, 2001            By:   /s/   David J.A. Flowers
                                       -------------------------
                                              David J.A. Flowers
                                                Senior Vice President
                                                  and Treasurer
                                                  (Principal Financial Officer)



Date:  August 14, 2001            By:   /s/   Christopher W. Shean
                                       ---------------------------
                                              Christopher W. Shean
                                                Vice President and Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
  99              Internal Revenue Service Private Ruling, dated April 10, 2001.