Form 10-Q
period 2001-09-30
LIBERTY MEDIA CORP /DE/
filed 2001-11-13
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
--------------------------------------------------------------------------------
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

                  9197 SOUTH PEORIA STREET, ENGLEWOOD, COLORADO
                  ---------------------------------------------
                           Registrant's former address

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

     The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2001 was:
                 Series A common stock 2,377,917,544 shares; and
                    Series B common stock 212,045,288 shares.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                  September 30,     December 31,
                                                      2001             2000*
                                                  -------------     ------------
                                                      amounts in millions
Assets
Current assets:
      Cash and cash equivalents                      $ 2,864           1,295
      Short-term investments                             298             500
      Trade and other receivables, net                   406             307
      Prepaid expenses and program rights                708             537
      Deferred income tax assets                         307             242
      Other current assets                               323              73
                                                     -------         -------
           Total current assets                        4,906           2,954
                                                     -------         -------
Investments in affiliates, accounted for
      using the equity method, and related
      receivables (note 5)                            12,129          20,464

Investments in available-for-sale securities
      and others (note 6)                             22,224          19,035

Property and equipment, at cost                        1,252             976
      Less accumulated depreciation                      254             131
                                                     -------         -------
                                                         998             845
                                                     -------         -------
Intangible assets:
      Excess cost over acquired net assets            11,302          11,146
      Franchise costs                                    190             190
                                                     -------         -------
                                                      11,492          11,336
           Less accumulated amortization               1,519           1,048
                                                     -------         -------
                                                       9,973          10,288
                                                     -------         -------
Other assets, at cost, net of accumulated
      amortization                                       614             682
                                                     -------         -------
           Total assets                              $50,844          54,268
                                                     =======         =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                 September 30,  December 31,
                                                                     2001          2000*
                                                                 -------------  ------------
                                                                     amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued liabilities                   $    619               654
      Accrued stock compensation                                      746             1,216
      Program rights payable                                          225               179
      Current portion of debt                                       1,787             1,094
                                                                 --------          --------
           Total current liabilities                                3,377             3,143
                                                                 --------          --------
Long-term debt (note 8)                                             4,792             5,269
Call option obligations (note 8)                                    1,237                --
Deferred income tax liabilities                                     9,514            11,337
Other liabilities                                                     510                62
                                                                 --------          --------
           Total liabilities                                       19,430            19,811
                                                                 --------          --------
Minority interests in equity of subsidiaries                          240               348

Stockholders' equity (notes 1 and 9):
      Preferred stock, $.01 par value. Authorized
          50,000,000 shares; no shares issued                          --                --
      Series A common stock $.01 par value. Authorized
          4,000,000,000 shares; issued and outstanding
          2,377,917,544 shares at September 30, 2001                   24                --
      Series B common stock $.01 par value. Authorized
          400,000,000 shares; issued and outstanding
          212,045,288 shares at September 30, 2001                      2                --
      Additional paid-in-capital                                   35,993            35,042
      Accumulated other comprehensive loss, net of taxes           (1,817)             (397)
      Accumulated deficit                                          (3,028)             (536)
                                                                 --------          --------
           Total stockholders' equity                              31,174            34,109
                                                                 --------          --------
Commitments and contingencies (note 11)
           Total liabilities and stockholders' equity            $ 50,844            54,268
                                                                 ========          ========

--------------
*    as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (unaudited)



                                                              Three months ended          Nine months ended
                                                                 September 30,                September 30,
                                                            ---------------------       ---------------------
                                                              2001         2000*          2001         2000*
                                                            -------       -------       -------       -------
                                                               amounts in millions, except per share amounts
Revenue:
   Unaffiliated parties                                     $   492           363         1,328           869
   Related parties (note 10)                                     29            73           210           184
                                                            -------       -------       -------       -------
                                                                521           436         1,538         1,053
                                                            -------       -------       -------       -------
Operating costs and expenses:
   Operating, selling, general and
      administrative                                            406           325         1,207           779
   Charges from related parties (note 10)                         3            11            20            26
   Stock compensation                                           (78)         (248)           37          (487)
   Depreciation and amortization                                241           201           727           604
                                                            -------       -------       -------       -------
                                                                572           289         1,991           922
                                                            -------       -------       -------       -------
      Operating income (loss)                                   (51)          147          (453)          131

Other income (expense):
   Interest expense                                            (127)         (101)         (396)         (276)
   Dividend and interest income                                  84            54           204           218
   Share of losses of affiliates, net (note 5)                 (680)       (1,800)       (3,227)       (2,594)
   Gains (losses) on dispositions, net (notes 5 and 6)           (9)        4,395           (67)        7,447
   Other-than-temporary decline in fair value
      of investments (note 6)                                   (61)          (40)         (665)          (40)
   Realized and unrealized gains (losses) on financial
      instruments, net (notes 2, 6 and 8)                       551           240           (66)           76
   Other, net                                                     5            (5)           10             2
                                                            -------       -------       -------       -------
                                                               (237)        2,743        (4,207)        4,833
                                                            -------       -------       -------       -------
      Earnings (loss) before income taxes and
         minority interest                                     (288)        2,890        (4,660)        4,964
Income tax benefit (expense)                                     52        (1,151)        1,511        (2,047)
Minority interests in losses of subsidiaries                     21            17           112            45
                                                            -------       -------       -------       -------
      Earnings (loss) before cumulative effect
         of accounting change                                  (215)        1,756        (3,037)        2,962
Cumulative effect of accounting change, net of
   taxes (notes 2 and 8)                                         --            --           545            --
                                                            -------       -------       -------       -------
      Net earnings (loss)                                   $  (215)        1,756        (2,492)        2,962
                                                            =======       =======       =======       =======
Pro forma earnings (loss) per common share (note 3)
   Pro forma basic and diluted  earnings (loss)
      per common share                                      $  (.08)          .68          (.96)         1.14
                                                            =======       =======       =======       =======
   Pro forma number of common shares outstanding              2,588         2,588         2,588         2,588
                                                            =======       =======       =======       =======

--------------
*    as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Loss
                                   (unaudited)

                                                  Three months ended          Nine months ended
                                                     September 30,              September 30,
                                                 ---------------------       ---------------------
                                                   2001         2000*          2001         2000*
                                                 -------       -------       -------       -------
                                                                amounts in millions
Net earnings (loss)                              $  (215)        1,756        (2,492)        2,962
                                                 -------       -------       -------       -------
Other comprehensive loss, net of taxes:
   Foreign currency translation adjustments           54           (75)          (97)         (193)
   Recognition of previously unrealized
      losses (gains) on available-for-sale
      securities, net                                 11        (1,510)          116        (1,477)
   Unrealized losses on available-for-sale
      securities                                  (3,408)         (348)       (1,352)       (1,825)
   Cumulative effect of accounting change
      (notes 2 and 8)                                 --            --           (87)           --
                                                 -------       -------       -------       -------
      Other comprehensive loss                    (3,343)       (1,933)       (1,420)       (3,495)
                                                 -------       -------       -------       -------
Comprehensive loss                               $(3,558)         (177)       (3,912)         (533)
                                                 =======       =======       =======       =======

--------------
*    as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                      Nine months ended September 30, 2001

                                                                                      Accumulated
                                                                                         other
                                                     Common stock       Additional   comprehensive                    Total
                                   Preferred    ---------------------     paid-in     loss, net      Accumulated   stockholders'
                                     stock      Series A     Series B     capital      of taxes        deficit        equity
                                   ---------    --------     --------   ----------   ------------    -----------   -------------
                                                                         amounts in millions
Balance at January 1, 2001 *         $  --           --           --       35,042          (397)         (536)       34,109
  Net loss                              --           --           --           --            --        (2,492)       (2,492)
  Issuance of common stock
    upon consummation of Split
    Off Transaction (note 1)            --           24            2          (26)           --            --            --
  Contribution from AT&T upon
    consummation of Split Off
    Transaction (note 1)                --           --           --          803            --            --           803
  Accrual of amounts due to
    AT&T for taxes on deferred
    intercompany gains (note 1)         --           --           --         (115)           --            --          (115)
  Issuances of common stock by
    subsidiaries and affiliates         --           --           --           (9)           --            --            (9)
  Utilization of net operating
    losses of Liberty by AT&T           --           --           --           (3)           --            --            (3)
  Stock option exercises and
    issuance of restricted
    stock prior to Split Off
    Transaction (note 9)                --           --           --          301            --            --           301
  Other comprehensive loss              --           --           --           --        (1,420)           --        (1,420)
                                     -----      -------      -------      -------       -------       -------       -------
Balance at September 30, 2001        $  --           24            2       35,993        (1,817)       (3,028)       31,174
                                     =====      =======      =======      =======       =======       =======       =======

--------------
*    as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                   ---------------------
                                                                     2001         2000*
                                                                   -------       -------
                                                                     amounts in millions
                                                                        (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                             $(2,492)        2,962
   Adjustments to reconcile net earnings
     (loss) to net cash used by operating
     activities:
     Cumulative effect of accounting change,
       net of taxes                                                   (545)           --
     Depreciation and amortization                                     727           604
     Stock compensation                                                 37          (487)
     Payments of stock compensation                                   (241)         (292)
     Share of losses of affiliates, net                              3,227         2,594
     Noncash interest                                                   21          (143)
     Losses (gains) on disposition of assets, net                       67        (7,447)
     Other-than-temporary decline in fair value
       of investments                                                  665            40
     Realized and unrealized losses on financial
       instruments                                                      66            77
     Minority interests in losses of subsidiaries                     (112)          (45)
     Deferred income tax expense (benefit)                          (1,322)        2,092
     Intergroup tax allocation                                        (222)          (44)
     Cash payment from AT&T pursuant to tax
       sharing agreement                                               166           138
     Changes in operating assets and liabilities,
       net of the effect of acquisitions and
       dispositions:
         Change in receivables                                         (22)         (132)
         Change in prepaid expenses and program rights                (168)         (109)
         Change in payables and accruals                               143            39
                                                                   -------       -------
         Net cash used by operating activities                          (5)         (153)
                                                                   -------       -------
Cash flows from investing activities:
  Cash paid for acquisitions                                          (111)         (669)
  Capital expended for property and equipment                         (255)         (130)
  Investments in and loans to affiliates and others                 (2,141)       (2,496)
  Purchases of marketable securities                                   (43)         (832)
  Sales and maturities of marketable securities                        525         1,720
  Cash proceeds from dispositions                                      441           364
  Other investing activities, net                                       (6)            4
                                                                   -------       -------
         Net cash used by investing activities                      (1,590)       (2,039)
                                                                   -------       -------
Cash flows from financing activities:
  Borrowings of debt                                                 3,065         3,620
  Proceeds related to call option obligations due
     to issuance of senior exchangeable debentures                   1,028            --
  Cash payments for debt issue costs                                   (29)          (28)
  Repayments of debt                                                (1,973)       (1,768)
  Proceeds from settlement of financial instruments                    527            --
  Contributions from (distributions to)
     minority interest holders, net                                    (21)           33
  Cash payment from AT&T upon consummation of
     Split Off Transaction                                             803            --
  Cash transfers to related parties, net                              (236)         (156)
                                                                   -------       -------
         Net cash provided by financing activities                   3,164         1,701
                                                                   -------       -------
         Net increase (decrease) in cash and cash equivalents        1,569          (491)
         Cash and cash equivalents at beginning of period            1,295         1,714
                                                                   -------       -------
         Cash and cash equivalents at end of period                $ 2,864         1,223
                                                                   =======       =======

--------------
*    as restated, see note 1

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     From March 9, 1999 through August 9, 2001, AT&T Corp. ("AT&T") owned 100% of the outstanding common stock of Liberty. During such time, the AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) were tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. Liberty was included in the Liberty Media Group, and the businesses and assets of Liberty and its subsidiaries constituted all of the businesses and assets of the Liberty Media Group. Prior to March 9, 1999, Liberty was a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), which was an independent publicly traded company prior to its acquisition by AT&T on March 9, 1999.

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

     Effective August 10, 2001, AT&T effected the split-off of Liberty pursuant to which Liberty's common stock was recapitalized, and each outstanding share of AT&T Class A Liberty Media Group tracking stock was redeemed for one share of Liberty Series A common stock and each outstanding share of AT&T Class B Liberty Media Group tracking stock was redeemed for one share of Liberty Series B common stock (the "Split Off Transaction"). Subsequent to the Split Off Transaction, Liberty is no longer a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock remain outstanding. The Split Off Transaction has been accounted for at historical cost.

     In connection with the Split Off Transaction, Liberty has also been deconsolidated from AT&T for federal income tax purposes. As a result, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The $803 million payment, which was reduced by Liberty's $138 million obligation under the 1995 TCI Tax Sharing Agreement, was received by Liberty prior to the Split Off Transaction. In addition, certain deferred intercompany gains will be includible in AT&T's taxable income as a result of the Split Off Transaction, and AT&T will be entitled to reimbursement from Liberty for the resulting tax liability of approximately $115 million.

     Liberty's domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution, through all available formats and media, of branded entertainment, educational and informational programming and software. In addition, certain of Liberty's subsidiaries hold interests in technology and Internet businesses, as well as interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES transaction processing. Liberty also has significant interests in foreign affiliates which operate in cable television, programming and satellite distribution.

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

     For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES on earnings for the nine months ended September 30, 2001. No fair value hedges or cash flow hedges were derecognized during the nine months ended September 30, 2001.

     For the nine months ended September 30, 2001, realized and unrealized gains on financial instruments included a $250 million unrealized gain related to call option obligations, a $599 million unrealized net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, a $114 million unrealized net gain for changes in the time value of options for fair value hedges, and a $169 million realized gain related to the settlement of an equity collar.

(3)  PRO FORMA EARNINGS (LOSS) PER COMMON SHARE

     Pro forma basic earnings (loss) per common share is computed by dividing net earnings (loss) by the pro forma number of common shares outstanding. The pro forma number of outstanding common shares for periods prior to the Split Off Transaction is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Pro forma diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the nine months ended September 30, 2001, are 78 million potential common shares because their inclusion would be anti-dilutive.

(4)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine months ended
                                                        September 30,
                                                     -------------------
                                                      2001         2000
                                                     ------       ------
                                                     amounts in millions
     Cash paid for acquisitions:
        Fair value of assets acquired                $  252        3,612
        Net liabilities assumed                        (141)      (1,120)
        Deferred tax asset (liability) recorded           7         (322)
        Minority interests in equity of
           acquired subsidiaries                         (7)        (470)
        Contribution to equity for acquisitions          --       (1,031)
                                                     ------       ------
           Cash paid for acquisitions                $  111          669
                                                     ======       ======
     Cash paid for interest                          $  378          262
                                                     ======       ======

(5)  INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

     Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of its more significant investments in affiliates:

                                                                September 30,    December 31,
                                                                    2001            2000
                                                                -------------    ------------
                                                                    amounts in millions
     Gemstar-TV Guide International, Inc. ("Gemstar")              $    --           5,855
     Discovery Communications, Inc. ("Discovery")                    2,945           3,133
     Telewest Communications plc ("Telewest")                          525           2,712
     USA Networks, Inc. ("USAI") and related investments             2,870           2,824
     QVC Inc. ("QVC")                                                2,504           2,508
     Other                                                           3,285           3,432
                                                                   -------         -------
                                                                   $12,129          20,464
                                                                   =======         =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     The following table reflects Liberty's share of earnings (losses) of affiliates including excess basis amortization and other-than-temporary declines in value:

                                          Nine months ended
                                            September 30,
                                        ---------------------
                                          2001          2000
                                        -------       -------
                                         amounts in millions
     Gemstar                            $  (133)          (71)
     Discovery                             (246)         (219)
     Telewest                            (2,126)         (262)
     USAI and related investments            48           (18)
     QVC                                     (1)           --
     UnitedGlobalCom, Inc. ("UGC")         (267)         (132)
     Teligent, Inc. ("Teligent")            (85)       (1,106)
     Other                                 (417)         (786)
                                        -------       -------
                                        $(3,227)       (2,594)
                                        =======       =======

     At September 30, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,101 million. Such excess is being amortized over estimated useful lives of up to 20 years. Amortization aggregating $681 million and $587 million for the nine months ended September 30, 2001 and 2000, respectively, is included in share of losses of affiliates.

     Certain of Liberty's affiliates are general partnerships and, as such, Liberty is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

     GEMSTAR

     Gemstar is a global technology and media company focused on consumer entertainment. The common stock of Gemstar is publicly traded. On July 12, 2000, Gemstar acquired TV Guide, Inc. ("TV Guide"). TV Guide shareholders received .6573 shares of Gemstar common stock in exchange for each share of TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares or 21% of Gemstar common stock. Liberty recognized a $4,391 million gain (before deferred tax expense of $1,737 million) on such transaction during the third quarter of 2000 based on the difference between the carrying value of Liberty's interest in TV Guide and the fair value of the Gemstar securities received.

     On May 2, 2001, Liberty consummated a transaction ("Exchange Transaction") with The News Corporation Limited ("News Corp.") whereby Liberty exchanged
     70.7 million shares of Gemstar for 121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. Liberty recorded a loss of $764 million in connection with the Exchange Transaction as the fair value of the securities received by Liberty was less than the carrying value of the Gemstar shares. As a result of the Exchange Transaction, Liberty's ownership interest in Gemstar was reduced from 21% to 4%, and accordingly, Liberty now accounts for its investment in Gemstar as an available-for-sale security. In addition to the Exchange Transaction, Liberty has agreed to exchange its remaining Gemstar shares for 28.8 million additional News Corp. ADSs.

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

     During the nine months ended September 30, 2001, Liberty determined that its investment in Telewest experienced an other-than-temporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value, and the Company recorded a charge of $1,801 million, including $398 million in the third quarter of 2001. Such charge is included in share of losses of affiliates. At September 30, 2001, Liberty indirectly owned 744 million or approximately 25% of the issued and outstanding Telewest ordinary shares. Telewest's ordinary shares reported a closing price of $.49 per share on September 30, 2001. Summarized unaudited results of operations for Telewest are as follows:

                                                            Nine months ended
                                                             September 30,
                                                        ---------------------
                                                          2001          2000
                                                        -------       -------
                                                         amounts in millions
     Revenue                                            $ 1,336         1,200
     Operating expenses                                  (1,037)         (939)
                                                        -------       -------
       Operating cash flow (as defined by Liberty)          299           261
     Depreciation and amortization                         (698)         (581)
     Interest expense                                      (519)         (444)
     Other, net                                              25           (51)
                                                        -------       -------
          Net loss                                      $  (893)         (815)
                                                        =======       =======

     USAI

     USAI owns and operates businesses in network and television production, electronic retailing, ticketing operations, and internet services. At September 30, 2001, Liberty held 74.4 million shares of USAI's common stock. In addition, at September 30, 2001, Liberty held shares and other equity interests in certain subsidiaries of USAI that are exchangeable for an aggregate 79.0 million shares of USAI common stock. The exchange of such shares and interests is subject to certain conditions including that Liberty's ownership of USAI's common stock issuable upon such exchange not being restricted by Federal Communications Commission ("FCC") regulations. On August 28, 2001, USAI gave Liberty notice that on August 21, 2001 USAI had sold its television broadcast stations and associated broadcast licenses and as a result of such sale FCC regulations no longer restricted Liberty's ownership of shares of USAI's common stock issuable upon such exchange and, accordingly, that USAI was exercising its right to require that Liberty exchange such stock and other interests of such subsidiaries for shares of USAI common stock. Liberty anticipates that this exchange will occur in the fourth quarter of 2002. If this exchange had been completed at September 30, 2001, Liberty would have owned 153.4 million shares or approximately 21% (on a fully-diluted basis) of USAI common stock. USAI's common stock reported a closing price of $17.98 per share on September 30, 2001.

     UGC

     UGC is a global broadband communications provider of video, voice and data services with operations in over 20 countries throughout the world. At September 30, 2001, Liberty owned an approximate 11% economic ownership interest representing an approximate 37% voting interest in UGC. Liberty owns 9.9 million shares of UGC Class B common stock and 1.2 million shares of UGC Class A common stock. The UGC Class B common stock is convertible, on a one-for-one basis, into UGC Class A common stock. UGC's Class A common stock reported a closing price of $2.32 per share on September 30, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     TELIGENT

     In January 2000, the Company acquired a 40% equity interest in Teligent, a full-service facilities based communications company. During the nine months ended September 30, 2000, the Company determined that its investment in Teligent experienced an other than temporary decline in value. As a result, the carrying amount of this investment was adjusted to its estimated fair value resulting in a charge of $839 million. This impairment charge is included in share of losses of affiliates. In April 2001, the Company exchanged its investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of the Company's investment in Teligent, no gain or loss was recognized on the transaction. The Company accounts for its investment in IDT Investments, Inc. using the cost method.

     Summarized unaudited combined financial information for affiliates other than Telewest is as follows:

                                            Nine months ended
                                             September 30,
                                        -----------------------
                                          2001           2000
                                        --------       --------
                                          amounts in millions
     Revenue                            $ 11,443         10,357
     Operating expenses                  (10,502)        (9,613)
     Depreciation and amortization        (2,156)        (1,765)
                                        --------       --------
          Operating loss                  (1,215)        (1,021)
     Interest expense                     (1,265)        (1,098)
     Other, net                              115            205
                                        --------       --------
          Net loss                      $ (2,365)        (1,914)
                                        ========       ========

(6)  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHERS

     Investments in available-for-sale securities and others are summarized as follows:

                                                              September 30,    December 31,
                                                                   2001            2000
                                                              -------------    ------------
                                                                   amounts in millions
     Sprint Corporation                                          $ 6,170           5,192
     AOL Time Warner Inc. ("AOL Time Warner")                      6,380           6,325
     News Corp.                                                    4,394           2,342
     Motorola, Inc. ("Motorola")                                   1,816           1,982
     Viacom, Inc. ("Viacom")                                         524              --
     Other available-for-sale securities                           2,331           2,989
     Other investments, at cost, and related receivables             907             705
                                                                 -------         -------
                                                                  22,522          19,535
         Less short-term investments                                 298             500
                                                                 -------         -------
                                                                 $22,224          19,035
                                                                 =======         =======

     SPRINT PCS

     Liberty and certain of its consolidated subsidiaries collectively are the beneficial owners of approximately 197 million shares of Sprint PCS Group Stock and certain other instruments convertible into such securities (the "Sprint Securities"). The Sprint PCS Group Stock is a tracking stock intended to reflect the performance of Sprint Corporation's domestic wireless PCS operations. Liberty accounts for its investment in the Sprint Securities as an available-for-sale security.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the March 1999 merger of TCI, Liberty's former parent, and AT&T. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock - Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty. As of September 30, 2001, Liberty beneficially owned approximately 20% of Sprint PCS Group common stock - Series 2.

     The Final Judgment requires that the Trustee vote the Sprint Securities beneficially owned by Liberty in the same proportion as other holders of Sprint's PCS Group Common Stock so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ. On October 18, 2001, Liberty published a legal notice in the national edition of the Wall Street Journal in which it notified interested persons of its having asked the DOJ to consent to the termination of the Final Judgment and of the DOJ having opened an investigation to review this request.

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

     NEWS CORP.

     At September 30, 2001, Liberty owned 203 million ADSs or approximately 16% of the outstanding equity of News Corp.

     MOTOROLA

     On January 5, 2000, Motorola acquired General Instrument Corporation ("General Instrument"). In connection with the acquisition, Liberty received 54 million shares and warrants to purchase 37 million shares of Motorola common stock in exchange for its holdings in General Instrument. Liberty recognized a $2,233 million gain (before deferred tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received. At September 30, 2001, Liberty owned 71 million Motorola shares and warrants to purchase an additional 18 million shares.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     UNITED PAN-EUROPE COMMUNICATIONS N.V. ("UPC")

     In May 2001, the Company entered into a loan agreement with UPC and Belmarken Holding B.V. ("Belmarken"), a subsidiary of UPC, pursuant to which the Company loaned Belmarken $857 million, which represented a 30% discount to the face amount of the loan of $1,225 million (the "Belmarken Loan"). UPC is a consolidated subsidiary of UGC. The loan accrues interest at 6% per annum, and all principal and interest are due in May 2007. After May 29, 2002, the loan is exchangeable, at the option of the Company, into shares of ordinary common stock of UPC at a rate of $6.85 per share. At inception, Liberty recorded the conversion feature of the loan at its estimated fair value of $420 million, and the $437 million remaining balance as a loan receivable. Liberty accounts for the convertible feature of the Belmarken Loan as a derivative security under Statement 133, and records the convertible feature at fair value with periodic market adjustments recorded in the statement of operations as unrealized gains or losses. The discounted loan receivable is being accreted up to the $1,225 million face amount over its term. Such accretion, which includes the stated interest of 6%, is being recognized into interest income over the term of the loan. Pursuant to an amended agreement between the Company and UGC dated as of May 25, 2001, the Company has agreed to, among other matters, contribute the Belmarken Loan to UGC in exchange for Class C shares of UGC. Liberty had previously purchased exchangeable preferred stock and warrants of UPC in December 2000 for $203 million.

     DERIVATIVES

     The Company enters into equity collars, put spread collars and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models using the historical volatility of the underlying security. Equity collars generally have high correlation between changes in the fair value of the instrument and changes in the fair value of the underlying security, and therefore, qualify as fair value hedges. Conversely, put spread collars generally do not have high correlation, and therefore, do not qualify as fair value hedges.

     Investments in available-for-sale securities at September 30, 2001 and December 31, 2000 are summarized as follows:

                                                                       September 30, 2001
                                             -------------------------------------------------------------------
                                                                             Put
                                               Equity         Equity        spread         Debt
                                             securities      collars        collars     securities        Total
                                             ----------      -------        -------     ----------        -----
                                                                     amounts in millions
     Cost basis                               $ 22,872             --            --         1,052         23,924
     Gross gains recognized in earnings            123          2,011           267            --          2,401
     Gross losses recognized in earnings        (1,792)            --            --            --         (1,792)
     Gross unrealized holding gains              2,387             --            --            96          2,483
     Gross unrealized holding losses            (5,393)            --            --            (8)        (5,401)
                                              --------       --------      --------      --------       --------
            Fair value                        $ 18,197          2,011           267         1,140         21,615
                                              ========       ========      ========      ========       ========

                                                                       December 31, 2000
                                             -------------------------------------------------------------------
                                                                             Put
                                               Equity         Equity        spread         Debt
                                             securities      collars        collars     securities        Total
                                             ----------      -------        -------     ----------        -----
                                                                     amounts in millions
     Cost basis                               $ 17,640             --            --         1,533         19,173
     Gross gains recognized in earnings             --             --           188            --            188
     Gross unrealized holding gains              1,003          1,080            --            86          2,169
     Gross unrealized holding losses            (2,636)            --            --           (64)        (2,700)
                                              --------       --------      --------      --------       --------
            Fair value                        $ 16,007          1,080           188         1,555         18,830
                                              ========       ========      ========      ========       ========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     During the nine months ended September 30, 2001, Liberty determined that certain of its other investments experienced other-than-temporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $665 million, before deducting a deferred tax benefit of $263 million.

     Management estimates the fair market value of all of its investments in available-for-sale securities and others aggregated $22,489 million and $19,664 million at September 30, 2001 and December 31, 2000, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

(7)  ACQUISITIONS

     ASCENT ENTERTAINMENT GROUP, INC. ("ASCENT")

     On March 28, 2000, Liberty completed a cash tender offer for the outstanding common stock of Ascent at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid $385 million. On June 28, 2000, Liberty acquired the remaining 15% of Ascent for an additional $67 million. The total purchase price for the acquisition was $452 million. Such transaction was accounted for as a purchase and the $228 million excess of the purchase price over the fair value of the net assets acquired is being amortized over 5 years.

     LIBERTY LIVEWIRE CORPORATION ("LIBERTY LIVEWIRE")

     On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company ("Four Media") for total consideration of $462 million comprised of $123 million in cash, $194 million of assumed debt, 6.4 million shares of AT&T Class A Liberty Media Group tracking stock and a warrant to purchase approximately 700,000 shares of AT&T Class A Liberty Media Group tracking stock at an exercise price of $23 per share. Four Media provides technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment products both domestically and internationally.

     On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO") in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group tracking stock valued at $106 million. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. Immediately following the closing of such transaction, Liberty contributed to Todd-AO 100% of the capital stock of Four Media, and Todd-AO changed its name to Liberty Livewire.

     On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of Soundelux Entertainment Group for $90 million in cash, and contributed such assets to Liberty Livewire. Immediately following this contribution, Liberty's ownership in Liberty Livewire increased to approximately 88% of the equity and approximately 99% of the voting power of Liberty Livewire.

     Each of the foregoing acquisitions was accounted for as a purchase. In connection therewith, Liberty recorded an aggregate increase to additional paid-in-capital of $251 million. The $452 million excess purchase price over the fair value of the net assets acquired is being amortized over 20 years.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     PRO FORMA INFORMATION

     The following unaudited pro forma information for the nine months ended September 30, 2000 was prepared assuming the 2000 acquisitions discussed above occurred on January 1, 2000. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above and the Split Off Transaction had occurred on January 1, 2000. (amounts in millions)

          Revenue                                                      $1,437
          Net earnings                                                 $2,891
          Pro forma basic and diluted earnings per common share        $ 1.12

(8)  LONG-TERM DEBT

     Debt is summarized as follows:

                                             September 30,  December 31,
                                                2001            2000
                                             ------------   ------------
                                               amounts in millions
     Parent company debt:
         Senior notes                           $  742            742
         Senior debentures                       1,486          1,486
         Senior exchangeable debentures            858          1,679
         Securities lending agreement              449            338
         Bank credit facilities                    675            475
         Other debt                                510            242
                                                ------         ------
                                                 4,720          4,962
                                                ------         ------
     Debt of subsidiaries:
         Bank credit facilities                  1,353          1,129
         Senior notes                              195            179
         Other debt                                311             93
                                                ------         ------
                                                 1,859          1,401
                                                ------         ------
         Total debt                              6,579          6,363
     Less current maturities                     1,787          1,094
                                                ------         ------
         Total long-term debt                   $4,792          5,269
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

     The senior notes and debentures are stated net of an aggregate unamortized discount of $22 million at September 30, 2001 and December 31, 2000, which is being amortized to interest expense in the consolidated statements of operations.

     SENIOR EXCHANGEABLE DEBENTURES

     In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2030. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group Stock.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

     Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying security. Increases or decreases in the value of the underlying security above the principal amount of the senior exchangeable debentures were recorded as unrealized gains or losses on financial instruments in the consolidated statements of operations and comprehensive loss. If the value of the underlying security decreased below the principal amount of the senior exchangeable debentures there was no effect on the principal amount of the debentures.

     Upon adoption of Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Accordingly, at January 1, 2001, Liberty recorded a transition adjustment to reflect the call option obligations at fair value ($459 million) and to recognize in net earnings the difference between the fair value of the call option obligations at issuance and the fair value of the call option obligations at January 1, 2001. Such adjustment to net earnings aggregated $757 million (before tax expense of $299 million) and is included in cumulative effect of accounting change. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on financial instruments in Liberty's consolidated statements of operations. During the nine months ended September 30, 2001, Liberty recorded unrealized gains of $250 million related to the call option obligations.

     Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the nine months ended September 30, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debenture using the effective interest method. The transition adjustment noted above resulted in a decrease in the carrying value of the long-term debt portion of the senior exchangeable debentures of $1,216 million on January 1, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     SECURITIES LENDING AGREEMENT

     On January 7, 2000, a trust, which holds Liberty's investment in Sprint Corporation, entered into agreements to loan 18 million shares of Sprint PCS Group Stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $449 million at September 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Interest earned on the cash collateral aggregated $25 million as of September 30, 2001, and Liberty had utilized $255 million of the cash collateral and interest income as of such date. Unutilized cash collateral of $194 million at September 30, 2001, which includes restricted cash of $69 million, is included in other assets in the consolidated balance sheets.

     BANK CREDIT FACILITIES

     At September 30, 2001, Liberty and its subsidiaries had $235 million in unused lines of credit under their respective bank credit facilities. The bank credit facilities generally contain restrictive covenants which require the borrowers and certain of their subsidiaries to maintain certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. The borrowers were in compliance with their debt covenants at September 30, 2001. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

     Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at September 30, 2001 is as follows (amounts in millions):

          Senior notes of parent company                       $   754
          Senior debentures of parent company                    1,437
          Senior exchangeable debentures of parent
            company, including call option liability             2,320
          Senior notes of subsidiary                               202

     Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at September 30, 2001.

(9)  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by Liberty's Board of Directors. As of September 30, 2001, no shares of preferred stock were issued.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     COMMON STOCK

     Prior to the Split Off Transaction, Liberty had 1,000 shares of each of Class A, Class B and Class C common stock outstanding. In connection with the Split Off Transaction, the Class A and Class B common stock were reclassified into Series A common stock and the Class C common stock was reclassified into Series B Stock. The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

     As of September 30, 2001, there were 75.9 million shares of Liberty Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

     STOCK ISSUANCES OF SUBSIDIARIES

     During the nine months ended September 30, 2001, certain equity affiliates and consolidated subsidiaries of Liberty issued shares of common stock in connection with certain acquisitions and the exercise of employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded a $9 million decrease to additional paid-in-capital.

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

     During the first quarter of 2000, an executive officer of Liberty Digital, a subsidiary of Liberty, exercised certain of his stock options with tandem stock appreciation rights that had been granted by Liberty Digital. In order to satisfy Liberty Digital's obligations under the stock option agreement, LDIG and Liberty offered to issue, and the executive agreed to accept, a combination of cash and AT&T Liberty Media Group tracking stock in lieu of a cash payment. Accordingly, Liberty paid cash of $50 million and issued 5.8 million shares to the executive officer in the first quarter of 2001.

     During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from an executive officer and director of On Command, who is also a director of Liberty, for aggregate cash

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying consolidated statement of operations.

(10) TRANSACTIONS WITH AT&T

     Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $210 million and $184 million for the period from January 1, 2001 to August 9, 2001 (the period in 2001 that Liberty was a wholly-owned subsidiary of AT&T) and for the nine months ended September 30, 2000, respectively.

     Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods were reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $20 million and $26 million for the seven months ended July 31, 2001 and for the nine months ended September 30, 2000, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     Starz Encore Group LLC ("Starz Encore Group"), a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2017 (the "Film Licensing Obligations"). Based on customer levels at September 30, 2001, these agreements require minimum payments aggregating approximately $1,203 million. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant.

     Liberty has guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain affiliates. At September 30, 2001, the Guaranteed Obligations aggregated approximately $1,039 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

     Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements.

     STARZ ENCORE GROUP LLC V. AT&T BROADBAND LLC AND SATELLITE SERVICES, INC. Starz Encore Group entered into a 25-year affiliation agreement in 1997 with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems. The affiliation agreement further provides that to the extent Starz Encore Group's programming costs increase above or decrease below amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore Group requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001 (which amount, approximately $40 million, is expected to represent the bulk of AT&T Broadband's proportionate share of excess programming

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES costs for the year 2001). Excess programming costs payable by AT&T Broadband could be significantly larger in future years.

     By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning interpretations of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore Group believes the position expressed by AT&T Broadband to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract. Starz Encore Group is seeking a judgment of specific performance of the contract, damages and costs.

     On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and the Company entered into various agreements whereby Starz Encore Group will indirectly receive payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

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

(12) INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

     Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty's pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated for segment reporting purposes. The segment presentation for prior periods has been conformed to correspond to the current period segment presentation.

     For the nine months ended September 30, 2001, Liberty had five operating segments: Starz Encore Group, Liberty Livewire, On Command, Telewest and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room, on-demand video entertainment and information services to the lodging industry and is majority owned and consolidated by Liberty. Telewest, an equity method affiliate, operates and constructs cable television and telephone systems in the UK. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

     The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in Liberty's summary of significant accounting policies. Liberty evaluates performance based on the financial measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price and non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial measure of companies similar to Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

     Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, distribution channels and marketing strategies.

     Liberty utilizes the following financial information for purposes of allocating resources to a segment and assessing a segment's performance:

                                               Starz
                                              Encore       Liberty        On
                                               Group      Livewire      Command    Other     Telewest(1)  Eliminations    Total
                                              -------     --------      -------    -----     -----------  ------------    -----
                                                                                 amounts in millions
     PERFORMANCE MEASURES:
     NINE MONTHS ENDED SEPTEMBER 30, 2001
           Revenue                            $   639         445         184         270        1,336       (1,336)       1,538
           Operating cash flow
               (deficit)                          237          74          31         (31)         299         (299)         311
     NINE MONTHS ENDED SEPTEMBER 30, 2000
           Revenue                                542         170         135         206        1,200       (1,200)       1,053
           Operating cash flow                    182          21          37           8          261         (261)         248

     BALANCE SHEET INFORMATION:
     AS OF SEPTEMBER 30, 2001
           Assets                               2,869       1,257         461      46,257       10,795      (10,795)      50,844
           Investments in affiliates              140          --          25      11,964        1,128       (1,128)      12,129


     -------------------
     (1)       Represents an equity method affiliate.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     The following table provides a reconciliation of segment operating cash flow to earnings (loss) before income taxes and minority interest:

                                                                        Nine months ended
                                                                          September 30,
                                                                      --------------------
                                                                        2001         2000
                                                                      -------      -------
                                                                      amounts in millions
     Segment operating cash flow                                      $   311          248
     Stock compensation                                                   (37)         487
     Depreciation and amortization                                       (727)        (604)
     Interest expense                                                    (396)        (123)
     Segment equity in losses of affiliates                            (3,227)      (2,594)
     Gains (losses) on dispositions, net                                  (67)       7,447
     Other-than-temporary decline in fair value of investments           (665)         (40)
     Realized and unrealized losses on financial instruments, net         (66)         (77)
     Other, net                                                           214          220
                                                                      -------      -------
     Earnings (loss) before income taxes and minority interest        $(4,660)       4,964
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

     Liberty's most significant consolidated subsidiaries at September 30, 2001, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned.

     A significant portion of Liberty's operations are conducted through entities in which Liberty holds a 20%-50% ownership interest. These businesses are generally accounted for using the equity method of accounting and, accordingly, are not included in the consolidated results of Liberty except as they affect Liberty's interest in earnings or losses of affiliates for the period in which they were accounted for using the equity method. Included in Liberty's investments in affiliates at September 30, 2001 were USA Networks, Inc., Discovery Communications, Inc., QVC Inc., UnitedGlobalCom, Inc. and Telewest Communications plc.

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

     Prior to the Split Off Transaction, AT&T owned all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty. On August 9, 2001, Liberty increased its authorized capital stock, and the Liberty Class A and Class B Common Stock was reclassified as Series A Liberty Media Corporation common stock and the Class C Common Stock was reclassified as Series B Liberty Media Corporation common stock. Effective August 10, 2001, AT&T effected the split off of Liberty from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock. In the Split Off Transaction, each share of Class A and Class B AT&T Liberty Media Group tracking stock was exchanged for one share of Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty ceased to be a subsidiary of AT&T, and no shares of AT&T Liberty Media Group tracking stock remain outstanding. The Split Off Transaction has been accounted for at historical cost.

SUMMARY OF OPERATIONS

     Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to the domestic lodging industry. Due to the significance of their operations and to enhance the reader's understanding, separate financial data has been provided below for Starz Encore Group, Liberty Livewire and On Command for the periods in which they were consolidated. Included in the other category are Liberty's other consolidated subsidiaries and corporate expenses. Some of Liberty's significant other consolidated subsidiaries include Liberty Digital, Pramer S.C.A. and Liberty

Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is an owner and distributor of cable programming services in Argentina. Liberty Cablevision of Puerto Rico is a provider of cable television services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                                      Three months                   Three months
                                                         ended                          ended
                                                      September 30,      % of        September 30,      % of
                                                          2001          revenue          2000          revenue
                                                      -------------     -------      -------------     -----
                                                                         dollar amounts in millions
Starz Encore Group
   Revenue                                                $ 217            100%          $ 189            100%
   Operating, selling, general and administrative          (126)           (58)           (124)           (66)
   Stock compensation                                        (2)            (1)             --
   Depreciation and amortization                            (39)           (18)            (39)           (20)
                                                          -----          -----           -----          -----
      Operating income                                    $  50             23%          $  26             14%
                                                          =====          =====           =====          =====
Liberty Livewire
   Revenue                                                $ 143            100%          $ 101            100%
   Operating, selling, general and administrative          (131)           (92)            (91)           (90)
   Stock compensation                                        11              8              24             24
   Depreciation and amortization                            (33)           (23)            (20)           (20)
                                                          -----          -----           -----          -----
      Operating income (loss)                             $ (10)            (7)%         $  14             14%
                                                          =====          =====           =====          =====
On Command
   Revenue                                                $  58            100%          $  69            100%
   Operating, selling, general and administrative           (45)           (78)            (51)           (74)
   Depreciation and amortization                            (21)           (36)            (22)           (32)
                                                          -----          -----           -----          -----
      Operating loss                                      $  (8)           (14)%         $  (4)            (6)%
                                                          =====          =====           =====          =====
Other
   Revenue                                                $ 103            (a)           $  77            (a)
   Operating, selling, general and administrative          (107)                           (70)
   Stock compensation                                        69                            224
   Depreciation and amortization                           (148)                          (120)
                                                          -----                          -----
      Operating  income (loss)                            $ (83)                         $ 111
                                                          =====                          =====

--------------
(a)  Not meaningful.

                                                      Nine months                     Nine months
                                                         ended                          ended
                                                      September 30,      % of        September 30,      % of
                                                          2001          revenue          2000          revenue
                                                      -------------     -------      -------------     -----
                                                                         dollar amounts in millions
Starz Encore Group
   Revenue                                                $ 639            100%          $ 542            100%
   Operating, selling, general and administrative          (402)           (63)           (360)           (66)
   Stock compensation                                        (6)            (1)             (5)            (1)
   Depreciation and amortization                           (116)           (18)           (118)           (22)
                                                          -----          -----           -----          -----
      Operating income                                    $ 115             18%          $  59             11%
                                                          =====          =====           =====          =====
Liberty Livewire
   Revenue                                                $ 445            100%          $ 170            100%
   Operating, selling, general and administrative          (371)           (83)           (149)           (88)
   Stock compensation                                        --             --              24             14
   Depreciation and amortization                            (97)           (22)            (34)           (20)
                                                          -----          -----           -----          -----
      Operating loss                                      $ (23)            (5)%         $  11              6%
                                                          =====          =====           =====          =====
On Command
   Revenue                                                $ 184            100%          $ 135            100%
   Operating, selling, general and administrative          (153)           (83)            (98)           (73)
   Depreciation and amortization                            (62)           (34)            (44)           (32)
                                                          -----          -----           -----          -----
      Operating loss                                      $ (31)           (17)%         $  (7)            (5)%
                                                          =====          =====           =====          =====
Other
   Revenue                                                $ 270            (a)           $ 206            (a)
   Operating, selling, general and administrative          (301)                          (198)
   Stock compensation                                       (31)                           468
   Depreciation and amortization                           (452)                          (408)
                                                          -----                          -----
      Operating loss                                      $(514)                         $  68
                                                          =====                          =====

--------------
(a)  Not meaningful.

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

CONSOLIDATED SUBSIDIARIES

     STARZ ENCORE GROUP. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore Group entered into a 25-year affiliation agreement with TCI. TCI cable systems were subsequently acquired by AT&T and operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. As a result of AT&T's acquisition of MediaOne Group, Inc. on June 15, 2000, the contracted payment amount increased by approximately 20%. After adjusting for the elimination of the former MediaOne contract, the net payment amount from the combined AT&T companies increased by approximately 10%. Starz Encore

Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

     By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning the interpretation of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore Group believes the position expressed by AT&T Broadband to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, for breach of contract and collection of damages and costs.

     On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and Liberty entered into various agreements whereby Starz Encore Group will indirectly receive payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

     Revenue increased 15% and 18% for the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding prior year periods. Such increases are primarily due to a 44% increase in subscription units from all forms of distribution. Encore and its Thematic Multiplex end-of-period units increased 60% as of September 30, 2001, and STARZ! end-of-period units increased 11% as of September 30, 2001, as compared to the same date in 2000.

     Operating, selling, general and administrative expenses increased 2% and 12% for the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Such increases are primarily due to increases in programming license fees, partially offset by decreases in affiliate marketing support and national branding expense.

     Liberty expects Starz Encore Group to generate an operating loss during 2001 due to continued stock compensation and depreciation and amortization expenses. It is expected that this operating loss will decrease compared to 2000 due to improved earnings before interest, taxes, depreciation and amortization.

     LIBERTY LIVEWIRE. On April 10, 2000, Liberty acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group tracking stock and cash. On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group tracking stock. Immediately following the closing of such transaction, Liberty contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. On July 19, 2000, Liberty purchased all of the assets relating to the post-production, content and sound editorial businesses of Soundelux Entertainment Group and contributed such assets to Liberty Livewire for additional Liberty Livewire stock. Immediately following the contributions, Liberty owned approximately 88% of the equity and controlled approximately 99% of the voting power of Liberty Livewire. Liberty Livewire's operations for the nine months ended September 30, 2000 include Four Media for six months, Todd-AO for four months and Soundelux for two months. Increases in Liberty Livewire's revenue and expenses for the three months ended September 30, 2001 are due to the inclusion of Soundelux and other entities acquired by Liberty Livewire in 2001. Liberty Livewire is dependent on the television and movie production industries for a substantial portion of its revenue.

     ON COMMAND. On March 28, 2000, Liberty completed a cash tender offer for the outstanding common stock of Ascent. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On June 28, 2000, Liberty acquired the remaining 15% of Ascent. On Command is a majority-owned subsidiary of Ascent. On Command's principal business is providing pay-per-view entertainment and information services to the lodging industry. Upon completion of the tender offer, Liberty consolidated the operations of On Command. Liberty expects On Command to generate an operating loss in 2001.

     Revenue decreased 16% for the three months ended September 30, 2001, as compared to the corresponding period in 2000. Such decrease is due primarily to a reduction in total rooms served by On Command and an overall decrease in occupancy rates in the hotel industry.

     Operating, selling, general and administrative expenses decreased 12% for the three months ended September 30, 2001, as compared to the corresponding period in 2000. Such decrease is consistent with the decrease in revenue noted above.

     OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

     Revenue increased 34% and 31% for the three months and nine months ended September 30, 2001, respectively, as compared to the corresponding period in 2000. Such increases are due primarily to revenue growth at Liberty Digital.

     Operating, selling, general and administrative expenses increased 53% and 52% for the three month and nine month periods ended September 30, 2001, respectively, as compared to the same period in 2000. Included in expenses for 2001 is $11 million of expenses related to the Split Off Transaction. In addition, the increase in 2001 is due to (i) increases in expenses of Liberty Digital and (ii) start up expenses of True Position, Inc., which was acquired on January 14, 2000.

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

     OTHER INCOME AND EXPENSE. Interest expense increased 26% and 43% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding prior year periods. Such increases are primarily due to increased borrowings during 2000 and the first quarter of 2001.

     Dividend and interest income for the nine months ended September 30, 2001 and 2000 was $204 million and $218 million, respectively. The decrease in dividend and interest income during the nine months ended September 30, 2001 is primarily attributed to the use of Liberty's cash balance in investing activities, combined with the elimination of Time Warner dividends subsequent to the merger of Time Warner and AOL. These decreases were partially offset by interest earned on the Belmarken Loan and other debt securities purchased in the second and third quarter of 2001.

     Aggregate gains (losses) from dispositions during the nine month periods ended September 30, 2001 and 2000 were $(67) million and $7,447 million, respectively. Included in gains from dispositions in 2001 are $570 million related to the merger of Viacom and BET, and $253 million related to the merger of AOL and Time Warner offset by losses of $764 million from the Company's exchange of Gemstar stock for News Corp. ADSs and $121 million from the sale of a portion of the Company's investment in Cendant Corporation. Included in the 2000 gains from dispositions is $4,391 million related to the acquisition of TV Guide by Gemstar, $2,233 million related to the acquisition of General Instruments by Motorola and $649 million related to the Telewest acquisition of Flextech. See notes 5 and 6 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

     During the nine months ended September 30, 2001, Liberty determined that certain of its other investments experienced other-than-temporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $665 million, before deducting a deferred tax benefit of $263 million.

     For the nine months ended September 30, 2001, realized and unrealized gains on financial instruments included a $250 million unrealized gain related to call option obligations, a $599 million unrealized net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, a $114 million unrealized net gain for changes in the time value of options for fair value hedges, and a $169 million realized gain related to the settlement of an equity collar.

     Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying Sprint PCS Group Stock. Increases or decreases in the value of the underlying Sprint PCS Group Stock above the principal amount of the senior exchangeable debentures were recorded as unrealized gains or losses on financial instruments in the consolidated statements of operations and comprehensive loss.

INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

     Liberty's share of losses of affiliates for the nine months ended September 30, 2001 and 2000 was $3,227 million and $2,594 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates, including excess basis amortization and other-than-temporary declines in value, is presented below:

                                                           Nine months ended
                                                             September 30,
                                    Percentage         ------------------------
                                    Ownership            2001             2000
                                    ---------          -------          -------
                                                amounts in millions
Gemstar                                  N/A           $  (133)             (71)
Discovery                                 50%             (246)            (219)
Telewest                                  25%           (2,126)            (262)
USAI and related investments              21%               48              (18)
QVC                                       42%               (1)              --
UGC                                       11%             (267)            (132)
Teligent                                 N/A               (85)          (1,106)
Other                                Various              (417)            (786)
                                                       -------          -------
                                                       $(3,227)          (2,594)
                                                       =======          =======

     At September 30, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,101 million. Such excess is being amortized over estimated useful lives of up to 20 years. Amortization aggregating $681 million and $587 million for the nine months ended September 30, 2001 and 2000, respectively, is included in share of losses of affiliates. Liberty expects to continue to record share of losses in its affiliates for the foreseeable future.

     GEMSTAR. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock.

     On May 2, 2001, Liberty entered into a transaction with News Corp. to exchange 70.7 million shares of Gemstar held by Liberty for 121.5 million News Corp. American Depository Shares representing preferred, limited voting, ordinary shares of News Corp. The Company recognized a loss of $764 million in connection with the Exchange Transaction as the fair value of the securities received by Liberty was less than the carrying value of the Gemstar shares on the date of the Exchange Transaction. As a result of the Exchange Transaction, Liberty's ownership interest in Gemstar was reduced from 21% to 4%, and accordingly, Liberty now accounts for its investment in Gemstar as an available-for-sale security.

     TELEWEST. Liberty's share of Telewest's net loss increased to $2,126 million for the nine months ended September 30, 2001 from $262 million for the nine months ended September 30, 2000, including excess basis amortization of $109 million and $69 million for 2001 and 2000, respectively. During the nine months ended September 30, 2001, Liberty determined that its investment in Telewest experienced an other-than-temporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value, and the Company recorded a charge of $1,801 million, including $398 million in the third quarter of 2001. Such charge is included in share of losses of affiliates. Excluding the effects of the excess basis amortization and the other-than-temporary decline in value adjustment, Liberty's share of Telewest's net loss increased from $193 million to $216 million due to a $78 million increase in Telewest's net loss. Telewest's net loss increased due to increased interest expense and increased depreciation and amortization expense resulting from acquisitions partially offset by an increase in operating cash flow.

     TELIGENT. In January 2000, the Company acquired a 40% equity interest in Teligent, a full-service facilities based communications company. During the nine months ended September 30, 2000, the Company determined that its investment in Teligent experienced an other-than-temporary decline in value. As a result, the carrying amount of this investment was adjusted to its estimated fair value resulting in a charge of $839 million. This impairment charge is included in share of losses of affiliates. In April 2001, the Company exchanged its investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of the Company's investment in Teligent, no gain or loss was recognized on the transaction. The Company accounts for its investment in IDT Investments, Inc. using the cost method.

LIQUIDITY AND CAPITAL RESOURCES

     Although Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, and proceeds from asset sales, Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its future cash requirements and planned commitments. Liberty is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates.

     Prior to the Split Off Transaction, Liberty was entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T merger. In addition, under the tax sharing agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and those taxable losses were utilized by AT&T to reduce the consolidated income tax liability.

     In connection with the Split Off Transaction, Liberty has also been deconsolidated from AT&T for federal income tax purposes. As a result, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the tax sharing agreement and that has been, or is reasonably expected to be, utilized by AT&T. The $803 million payment, which was reduced by Liberty's $138 million obligation under the 1995 TCI Tax Sharing Agreement, was received by Liberty prior to the Split Off Transaction. In addition, certain deferred intercompany gains will be includible in AT&T's taxable income as a result of the Split Off Transaction, and AT&T will be entitled to reimbursement from Liberty for the resulting tax liability of approximately $115 million.

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

     In connection with the private letter ruling received by AT&T with respect to the tax consequences of the Split Off Transaction, Liberty represented to the Internal Revenue Service that, within one year following the Split Off Transaction, it will issue, subject to market and business conditions, at least $250 million to $500 million of Liberty common stock for cash or other assets, and, within two years following the Split Off Transaction, it will issue at least $500 million to $1 billion of Liberty common stock (including any common stock issued during the first year) for cash or other assets.

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

     At September 30, 2001, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $2,263 million. Borrowings under these facilities of $2,028 million were outstanding at September 30, 2001. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

     In January 2000, a trust, which holds Liberty's investment in Sprint, entered into agreements to loan 18 million shares of Sprint PCS Group stock to a third party, as Agent. The obligation to return those shares is secured by cash collateral equal to 100% of the market value of that stock, which was $449 million at September 30, 2001. During the period of the loan, which is terminable by either party at any time, the cash collateral is to be marked-to-market daily. The trust, for the benefit of Liberty, has the use of 80% of the cash collateral plus any interest earned thereon during the term of the loan, and is required to pay a rebate fee equal to the Federal funds rate less 30 basis points to the borrower of the loaned shares. Interest earned on the cash collateral aggregated $25 million as of September 30, 2001, and Liberty had utilized $255 million of the cash collateral and interest income as of such date. Unutilized cash collateral of $194 million at September 30, 2001, which includes restricted cash of $69 million, is included in other current assets in the consolidated balance sheets.

     At September 30, 2001, Liberty owned 203 million ADSs of News Corp. and 71 million shares of Motorola common stock. Liberty receives dividends on its ownership interests in these entities periodically. In addition, Liberty owns shares of Fox Kids Worldwide preferred stock which pays quarterly dividends at the annual rate of 9% of the liquidation value of $1,000 per share. There can be no assurance that such dividends will continue to be paid.

     Based on currently available information and expected future transactions, Liberty expects to receive approximately $230 million in dividend and interest income during the year ended December 31, 2001. Based on current debt levels and current interest rates, Liberty expects to make interest payments of approximately $460 million during the year ended December 31, 2001.

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

     On November 9, 2001, the Company, through a wholly owned subsidiary, acquired approximately $1,156 million face amount of U.S. dollar denominated outstanding notes issued by UPC and Euro 261 million face amount of EURO denominated outstanding notes issued by UPC for an aggregate purchase price of approximately $220 million (including accrued interest) pursuant to a tender offer commenced on October 9, 2001. The company used available cash on hand to purchase these notes.

     Liberty has guaranteed notes payable and other obligations of certain affiliates. At September 30, 2001, the U.S. dollar equivalent of these guaranteed obligations aggregated approximately $1,039 million.

     Liberty intends to continue to develop its entertainment and information programming services and has made certain financial commitments related to the acquisition of programming. As of September 30, 2001, Starz Encore Group's future minimum obligation related to certain film licensing agreements was $1,203 million. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Continued development may require additional financing, and it cannot be predicted whether Starz Encore Group will obtain such financing. If additional financing cannot be obtained by Starz Encore Group, Starz Encore Group or Liberty could attempt to sell assets but there can be no assurance that asset sales, if any, can be consummated at a price and on terms acceptable to Starz Encore Group or Liberty.

     Liberty has signed definitive agreements to acquire six German regional cable television companies from Deutsche Telekom AG. In addition, Liberty has agreed to acquire a 100% ownership interest in Deutsche Telekom's Level 4 operator, DeTeKS, as well as Media Services GmbH, an IT service provider and operator of a neutral digital distribution platform in Germany. The aggregate purchase price is approximately euro 5.5 billion comprised of euro 3.0 billion in cash, euro 1.5 billion in Liberty Series A common stock and euro
1.0 billion in 10-year 7.125% Liberty notes payable. The transaction is subject to governmental approval and customary closing conditions. Although no assurance can be given that the contemplated transactions will be consummated, Liberty anticipates that such transactions could have a significant impact on its capital resources.

     Liberty has also agreed to a transaction with UnitedGlobalCom, Inc. pursuant to which Liberty will invest consideration equal to $1.4 billion, of which Liberty has advanced to a subsidiary of UGC approximately $857 million, and will contribute certain of its interests in various international broadband distribution and programming assets, including its interests in Cablevision S.A., Pramer S.C.A. and Torneos y Competencias S.A., in exchange for direct or indirect equity interests in UGC. Assuming the consummation of all of the contemplated transactions and the contribution of all of the assets proposed to be contributed, Liberty would hold a substantial direct or indirect equity interest in UGC and, upon the occurrence of certain events, a controlling voting interest in UGC. However, pursuant to certain voting and standstill arrangements that would be entered into at the time of the closing of this transaction, Liberty's ability to exercise control of UGC would be limited. The voting and standstill arrangements would terminate upon the tenth anniversary of the closing, subject to earlier termination upon the occurrence of specified events. This transaction is subject to various conditions, including receipt of governmental and other third party approvals. Although no assurance can be given that the contemplated transactions will be consummated, Liberty anticipates that such transactions could have a significant impact on its capital resources.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $5 million and $153 million, respectively, including payments related to stock appreciation rights of $241 million and $292 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities was $1,590 million and $2,039 million for the nine months ended September 30, 2001 and 2000, respectively. Liberty uses cash to make contributions and investments in entities in which Liberty holds a 50% or less ownership interest. Cash flows from investing activities included cash used for investments in and loans to affiliates amounting to $2,135 million and $2,496 million during the nine months ended September 30, 2001 and 2000, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

     Liberty is primarily dependent on financing activities to generate sufficient cash resources to meet its cash requirements. Financing cash flows consist primarily of borrowings and repayments of debt. Liberty had borrowings of $4,093 million and $3,620 million and repayments of $1,973 million and $1,768 million during the nine months ended September 30, 2001 and 2000, respectively.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation by recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for periods beginning after June 15, 2001. The Company does not believe the adoption of this statement will have a material impact on the company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flow.

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

     Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty does not hedge the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, due to the significant cash commitment the Company has with respect to the pending transaction with Deutsche Telekom, Liberty has entered into forward purchase contracts with respect to 3.0 billion Euros as of September 30, 2001. Liberty recorded $67 million in unrealized gains related to these contracts during the nine months ended September 30, 2001. If the price of the Euro had been 10% lower at September 30, 2001, Liberty would have recorded an unrealized loss on financial instruments of $273 million. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

     Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates primarily through the issuance of fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity. Liberty believes this best protects the Company from interest rate risk. As of September 30, 2001, 60% of Liberty's debt was composed of fixed rate debt with a weighted average stated interest rate of 6.0%. The Company's variable rate debt had a weighted average interest rate of 5.4% at September 30, 2001. Had market interest rates been 100 basis points higher (representing an approximate 19% increase over Liberty's variable rate debt effective cost of borrowing) throughout the nine months ended September 30, 2001, Liberty would have recorded approximately $18 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the nine months ended September 30, 2001, Liberty would have recorded an additional unrealized loss on financial instruments of $158 million.

     Liberty is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. Liberty continually monitors changes in stock markets, in general, and changes in the stock prices of its significant holdings, specifically. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The Company uses equity collars, put spread collars and other financial instruments to hedge certain investment positions subject to fluctuations in stock prices. At September 30, 2001, the Company had available-for-sale ("AFS") equity securities with an aggregate fair value of $18,197 million (excluding the fair value of related equity and put spread collars). As of such date, the Company had entered into equity collars with an aggregate fair value of $2,011 million related to $4,215 million or 23% of the value of such AFS securities. In addition, the Company had entered into put spread collars related to $3,489 million or 19% of the value of such AFS securities. The Company's market risk related to its hedged AFS securities is generally the excess of (i) the aggregate carrying value of the AFS securities and related financial instruments over (ii) the put value of such financial instruments. At September 30, 2001, $10,493 million or 58% of the value of the Company's AFS securities were not hedged. Had the market price of the unhedged AFS securities been 10% lower at September 30, 2001, the value of such securities would have been $1,049 million lower.

     Had the stock price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at September 30, 2001, there would have been no impact on the carrying value of such investments. Liberty's cash collateral account and debt balance under the securities lending agreement would be reduced by $45 million if the underlying shares of the Sprint PCS Group decreased in value by 10%.

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

                            LIBERTY MEDIA CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch is seeking damages in an unspecified amount. We believe all such claims to be without merit and, together with Messrs. Malone and Bennett, have filed an answer denying any liability to Klesch. We also have asserted counterclaims against Klesch seeking, among other things, a declaratory judgment to the effect that because Klesch has breached and repudiated an agreement that we entered into with Klesch in June 2001, we are relieved of any obligations that we might have to Klesch under that agreement. Those obligations would include, among other things, the obligation in certain events to pay to Klesch, as its sole compensation, fees equal to 3% of the value of specified assets acquired by us from Deutsche Telekom before the second anniversary of the date of that agreement, subject to an aggregate cap of Euro 165 million. Klesch has filed a reply denying all our counterclaims.

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

     On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and the Company entered into various agreements whereby Starz Encore Group will indirectly receive payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None.

     (b)  Report on Form 8-K filed during the quarter ended September 30, 2001:

               Date                  Item                 Financial
               Filed               reported            statements filed
               -----               --------            ----------------
          August 14, 2001            Item 5                   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIBERTY MEDIA CORPORATION


Date: November 13, 2001                 By: /s/ Charles Y. Tanabe
                                            ---------------------------------
                                                Charles Y. Tanabe
                                                 Senior Vice President and
                                                  General Counsel

Date: November 13, 2001                 By: /s/ David J.A. Flowers
                                            ---------------------------------
                                                David J.A. Flowers
                                                 Senior Vice President
                                                  and Treasurer
                                                  (Principal Financial Officer)



Date: November 13, 2001                 By: /s/ Christopher W. Shean
                                            ---------------------------------
                                                Christopher W. Shean
                                                 Vice President and Controller
                                                  (Principal Accounting Officer)