Form 10-K405
period 2001-12-31
LIBERTY MEDIA CORP /DE/
filed 2002-04-01
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ____ to ____

         Commission File Number 0-20421


                            LIBERTY MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Delaware                                  84-1288730
  -----------------------------------------          ---------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

       12300 Liberty Boulevard
         Englewood, Colorado                                  80112
  -----------------------------------------          ---------------------------
  (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code: (720) 875-5400

         Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of exchange
     Title of each class                                on which registered
-----------------------------------------------   ------------------------------

Series A Common Stock, par value $.01 per share      New York Stock Exchange
Series B Common Stock, par value $.01 per share      New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on February 28, 2002, was approximately $33,355,000,000.

         The number of shares outstanding of Liberty Media Corporation's common stock as of February 28, 2002 was:

                Series A Common Stock - 2,377,258,560 shares; and
                   Series B Common Stock - 212,045,288 shares.

                            LIBERTY MEDIA CORPORATION
                         2001 ANNUAL REPORT ON FORM 10-K
                         -------------------------------

                                Table of Contents
                                -----------------

                                      Part I                                Page
                                                                            ----

Item 1.    Business...................................................... I-1
Item 2.    Properties.................................................... I-37
Item 3.    Legal Proceedings............................................. I-37
Item 4.    Submission of Matters to a Vote of Security Holders........... I-38

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................... II-1
Item 6.    Selected Financial Data....................................... II-2
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... II-3
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.... II-19
Item 8.    Financial Statements and Supplementary Data................... II-21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... II-21

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant............ III-1
Item 11.   Executive Compensation........................................ III-4
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management................................................... III-9
Item 13.   Certain Relationships and Related Transactions................ III-18

                                     Part IV

Item 14.   Exhibits, Financial Statements and Financial Statement
            Schedules and Reports on Form 8-K............................ IV-1

                                    PART I


Item 1    Business.
------    --------

          (a)  General Development of Business
               -------------------------------

          Liberty Media Corporation owns interests in a broad range of video programming and communications businesses in the United States, Europe, South America and Asia. Liberty Media's principal assets include interests in Starz Encore Group LLC, Liberty Livewire Corporation, On Command Corporation, Discovery Communications, Inc., AOL Time Warner Inc., QVC, Inc., USA Networks, Inc., Telewest Communications plc, Motorola, Inc., Sprint PCS Group and The News Corporation Limited.

          From March 9, 1999 through August 9, 2001 we were a wholly-owned subsidiary of AT&T Corp. On March 9, 1999, AT&T acquired by merger our parent company, the former Tele-Communications, Inc. (TCI), which was converted to a limited liability company and renamed AT&T Broadband, LLC. As part of that merger, AT&T issued its Class A and Class B Liberty Media Group tracking stock, which was designed to reflect the economic performance of the businesses and assets of AT&T attributed to its "Liberty Media Group." We were a member of Liberty Media Group since the AT&T merger.

          On May 7, 2001, AT&T contributed to us assets that were attributed to the Liberty Media Group but not previously owned by us. These assets included
(i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in Liberty Digital, Inc. Subsequent to this contribution, our businesses and assets constituted all of the businesses and assets of Liberty Media Group.

          Effective August 10, 2001, AT&T effected the split-off of Liberty pursuant to which our common stock was recapitalized, and each share of AT&T Class A Liberty Media Group tracking stock was redeemed for one share of our Series A common stock, and each share of AT&T Class B Liberty Media Group tracking stock was redeemed for one share of our Series B common stock.

          Following the split off, we are no longer a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock remain outstanding.

          Recent Developments

          In January 2001, we issued $600 million of 3-1/2% Senior Exchangeable Debentures due 2031. Interest is payable on January 15 and July 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of
36.8189 shares of Motorola common stock. Such exchange value is payable, at our option, in cash, Motorola stock or a combination thereof. On or after January 15, 2006, we, at our option, may redeem the debentures for cash.

          In January 2001, BET Holdings, II, Inc. was acquired by Viacom, Inc. in exchange for shares of Class B common stock of Viacom. As a result of the merger, we received approximately 15.2 million shares of Viacom's Class B common stock in exchange for our 35% interest in BET Holdings II, Inc.

          In January 2001, America Online, Inc. completed its merger with Time Warner Inc. to form AOL Time Warner Inc. In connection with the merger, each share of Time Warner common stock held by us was converted into 1.5 shares of an identical series of AOL Time Warner stock. Upon completion of this transaction, we hold a total of 171 million shares in AOL Time Warner.

          In March 2001, we issued $817.7 million of 3-1/4% Senior Exchangeable Debentures due 2031. Interest is payable on March 15 and September 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 18.5666 shares of Viacom Class B common stock. After January 23, 2003, such exchange value is payable at our option in cash, Viacom stock or a combination thereof. Prior to such date, the exchange value must be paid in cash. On or after March 15, 2006, we, at our option, may redeem the debentures for cash.

     On September 27, 2000, we entered into a letter agreement with News Corp. with respect to (1) the transfer of all of our equity interests in Gemstar-TV Guide International, Inc. and (2) the assignment of substantially all of our rights under the stockholders agreement we entered into with News Corp., Gemstar-TV Guide and Henry C. Yuen (Chief Executive Officer of Gemstar-TV Guide), to subsidiaries of News Corp. in a series of transactions. In the first transaction, which was consummated in May 2001, we exchanged 70.7 million shares of common stock of Gemstar-TV Guide for 121.5 million American Depository Shares ("ADSs") representing preferred limited voting ordinary shares of News Corp. In connection with this transaction, we assigned substantially all of our rights under the stockholders agreements to News Corp. and caused persons designated by News Corp. to replace our designees on the board of Gemstar-TV Guide.

     In the second transaction, which was consummated in December 2001, we exchanged our remaining 16.8 million shares of Gemstar-TV Guide common stock for
28.8 million News Corp. ADSs. In addition, in a separate transaction, we exchanged our investment in International Sports Programming LLC for an additional 3.7 million News Corp. ADSs.

     In December 2001, we entered into an agreement with USA Networks, Barry Diller and Vivendi Universal, S.A., pursuant to which USA Networks will contribute substantially all of its entertainment assets, consisting of its cable television network assets (including USA Network, Sci-Fi Channel and others), its television production and distribution assets and its filmed entertainment production and distribution assets, to a partnership controlled by Vivendi Universal. Vivendi Universal will contribute its Universal Entertainment Group assets and businesses to the partnership and will deliver to USA Networks shares of common stock and securities exchangeable into common stock aggregating
320.9 million shares of USA Networks common stock. In connection with the transaction, we entered into a separate agreement with Vivendi Universal, pursuant to which Vivendi Universal will acquire from us 25 million shares of common stock of USA Networks, approximately 38.7 million shares of USANi LLC, which are exchangeable for an equal number of shares of USA Networks common stock, and all of our 30% interest in multiThematiques S.A., a European supplier of multichannel programming, together with certain liabilities with respect thereto, in exchange for ADSs representing approximately 37.4 million Vivendi Universal ordinary shares, subject to adjustment. The closing of our transaction with Vivendi Universal and the closing of Vivendi Universal's transaction with USA Networks are conditioned on one another. Subsequent to the Vivendi Universal transaction with USA Networks, USA Networks will change its name to USA Interactive. Although no assurance can be given, the transaction is expected to be completed in the second quarter of 2002. Upon completion we will own an approximate 3% equity interest in Vivendi Universal and an approximate 20% equity interest in USA Interactive. For more information regarding these transactions, please see "--Narrative Description of Business--USA Networks, Inc.--Ownership Interest" below.

     On January 30, 2002, we completed a transaction, initially announced in 2000, involving UnitedGlobalCom, Inc., a corporation formed for purposes of the transactions described below, which corporation was previously known as "New UnitedGlobalCom, Inc." We refer to UnitedGlobalCom, Inc. as "New United." In connection with the transaction, we contributed to New United, prior to the merger described in the following sentence, all of the Class B common stock of UGC Holdings, Inc., which corporation was formerly known as "UnitedGlobalCom, Inc." and which we refer to as "UnitedGlobalCom," held by us, as well as some of the shares of UnitedGlobalCom's Class A common stock held by us, in exchange for newly issued shares of New United's common stock. Immediately after these contributions and contributions to New United by certain other major stockholders of UnitedGlobalCom, which major stockholders we refer to as the "Founders," New United acquired substantially all of the outstanding stock of UnitedGlobalCom by merger of a subsidiary of New United with and into UnitedGlobalCom. As a result of the merger, New United became a publicly traded company. Immediately following the merger, we contributed to New United (1) $200 million in cash, (2) an exchangeable note issued by Belmarken Holding B.V., an indirect subsidiary of UnitedGlobalCom, and United Pan-Europe Communications N.V., an indirect subsidiary of UnitedGlobalCom, which we refer to as "UPC," having an approximate accreted value on January 30, 2002 of $892 million, and
(3) senior notes and senior discount notes issued by UPC having an aggregate principal amount at maturity of approximately $1,435 million and euro 263 million, all in exchange for additional shares of New United's common stock. After giving effect to these transactions, we own approximately 72% of New United's outstanding equity and approximately 94% of the voting power of New United's outstanding common stock, subject to limitations on our voting rights.

     Also on January 30, 2002 and prior to the merger described in the immediately preceding paragraph, New United acquired from us (1) all of the equity and debt of IDT United, Inc. held by us and (2) approximately $751 million principal amount at maturity of UnitedGlobalCom's $1,375 million principal amount at maturity 10-3/4% senior secured discount notes due 2008 (the "2008 Notes"), which amount of 2008 Notes had been distributed to us previously in redemption of a portion of our equity interest in IDT United and as prepayment of a portion of the debt of IDT United held by us. The aggregate purchase price paid by New United for all of the equity and debt of IDT United held by us and the 2008 Notes held by us was approximately $449 million, which amount was equal to the aggregate amount of our investment in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by New United of debt owed by us to a subsidiary of UnitedGlobalCom, and the remainder was credited against the $200 million cash contribution by us to New United described above. In connection with the January 30 transaction, one of our subsidiaries agreed to loan to a subsidiary of New United up to $105 million. Pursuant to this loan, as of February 28, 2002, a subsidiary of New United has borrowed approximately $103 million from one of our subsidiaries. A portion of such loan has been used to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with the 2008 Notes acquired by New United directly from us as described above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of conducting the tender offer described above.

     On March 14, 2002, we consummated the merger of Liberty Digital and LDIG Merger Sub, Inc., a newly formed subsidiary of ours. In the merger, all of the outstanding shares of Liberty Digital common stock not owned by us and not subject to appraisal demands were converted into shares of Liberty Series A common stock at a rate of 0.25 of a share of Liberty Series A common stock for each share of Liberty Digital. As a result of this merger transaction, Liberty Digital ceased to be a publicly traded company and is a wholly-owned subsidiary of ours.


                                   * * * * *


     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under
Item 1. "Business," Item 2. "Properties," Item 3. "Legal Proceedings" and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

     .    general economic and business conditions and industry trends;
     . the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
     . uncertainties inherent in new business strategies, new product launches and development plans;
     .    rapid technological changes;
     . the acquisition, development and/or financing of telecommunications networks and services;
     . the development and provision of programming for new television and telecommunications technologies;
     . future financial performance, including availability, terms and deployment of capital;
     . the ability of vendors to deliver required equipment, software and services;
     .    availability of qualified personnel;
     . changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings;
     . changes in the nature of key strategic relationships with partners and joint venturers;

     . competitor responses to our products and services, and the products and services of the entities in which we have interests, and the overall market acceptance of such products and services.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

     This Annual Report includes information concerning UnitedGlobalCom, Inc., USA Networks, Inc., Telewest Communications plc and other public companies that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. We had no part in the preparation of those reports and other information, nor we do incorporate them by reference in this Annual Report.

     (b)       Financial Information about Operating Segments
               ----------------------------------------------

     We are a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our combined revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of our pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. For the year ended December 31, 2001, we had five operating segments: Starz Encore Group, Liberty Livewire, On Command, Telewest and Other. Financial information related to our operating segments can be found in note 15 to our consolidated financial statements found in Part II of this report.

     (c)       Narrative Description of Business
               ---------------------------------

     The first table below sets forth information concerning our consolidated subsidiaries and certain of our more significant business affiliates. The second table below sets forth information concerning other public companies in which we hold minority interests. We hold our interests either directly or indirectly through partnerships, joint ventures, common stock investments or instruments convertible or exchangeable into common stock. Ownership percentages in the table are approximate, calculated as of February 28, 2002, and, where applicable and except as otherwise noted, assume conversion to common equity by us and, to the extent known by us, other holders. In some cases, our interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution. In some cases our voting interest may be greater than our ownership interest.

--------------------------------------------------------------------------------
                                                              ATTRIBUTED
                                                            OWNERSHIP/(1)/
                              ENTITY                          at 2/28/02
--------------------------------------------------------------------------------

             VIDEO PROGRAMMING AND INTERACTIVE TELEVISION SERVICES

Consolidated Subsidiaries
-------------------------

Starz Encore Group LLC                                             100%
Liberty Digital, Inc.                                               84%
Liberty Livewire Corporation (Nasdaq: LWIRA)                        85%
On Command Corporation (Nasdaq: ONCO)                               63%
Pramer S.C.A. (Argentina)                                          100%

-------------------------------------------------------------------------------------------------------------
                                                                                           ATTRIBUTED
                                                                                         OWNERSHIP/(1)/
                                           ENTITY                                          at 2/28/02
-------------------------------------------------------------------------------------------------------------
Equity Method Affiliates
------------------------

Discovery Communications, Inc.                                                                  50%
QVC Inc.                                                                                        42%
Jupiter Programming Co., Ltd. (Japan)                                                           50%
USA Networks, Inc. (Nasdaq: USAI)                                                               20%
Telewest Communications plc - Content Division (UK) (LN:TWT) (Nasdaq:TWSTY)                     25%
Torneos y Competencias, S.A. (Argentina)                                                        40%

                                           COMMUNICATIONS SERVICES
Consolidated Subsidiaries
-------------------------

Liberty Cablevision of Puerto Rico, Inc.                                                       100%
Liberty Satellite & Technology, Inc. (OTC:LSATA/LSATB)                                          27%
TruePosition, Inc.                                                                              89%

Equity Method Affiliates
------------------------

Telewest Communications plc - Cable Division (UK) (LN: TWT) (Nasdaq: TWSTY)                     25%
Jupiter Telecommunications Co., Ltd. (Japan)                                                    35%
UnitedGlobalCom, Inc. (Nasdaq: UCOMA)                                                           72%
Cablevision S.A. (Argentina)                                                                    50%
Metropolis-Intercom, S.A. (Chile)                                                               50%
Chorus Communication Limited (Ireland)                                                          50%

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           ATTRIBUTED
                                                                                                         OWNERSHIP/(1)/
ENTITY                                     BUSINESS DESCRIPTION                                            at 2/28/02
-----------------------------------------------------------------------------------------------------------------------------
AOL Time Warner Inc. (NYSE:      Entity formed in the January 2001 merger of America Online, Inc. and            4%/(2)/
AOL)                             Time Warner Inc.  Provides interactive services under such brand names as AOL, Netscape and Moviefone.  Operates cable television systems.  Publishes books and magazines such as Time, People and
                                 Sports Illustrated.  Publishes music under such record labels as
                                 Atlantic, Elektra and Warner Bros. Records. Operates television networks such as TNT, Cartoon Network, CNN and HBO.  Produces filmed entertainment under the brand names Warner Bros. Pictures and New
                                 Line Cinema.

Cendant Corporation              Franchiser of hotels, rental car agencies, tax preparation services             5%
(NYSE:CD)                        and real estate brokerage offices. Provides access to insurance, travel, shopping, auto and other services primarily through its buying clubs. Provides vacation time share services, mortgage services and employee relocation.

Corus Entertainment Inc. (TSE:   Canadian provider of communication and broadcasting services.                  17%
CJR.B) (NYSE: CJR)               Operates such television networks as YTV, Treehouse TV, Country
                                 Music Television, the Women's Television Network and Telelatino.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           ATTRIBUTED
                                                                                                         OWNERSHIP/(1)/
         ENTITY                            BUSINESS DESCRIPTION                                            at 2/28/02
-----------------------------------------------------------------------------------------------------------------------------
Crown Media Holdings, Inc.       Operator of television networks focusing on family-oriented                    9%/(3)/
(Nasdaq: CRWN)                   programming under the brand names Hallmark Entertainment and Odyssey.

IDT Corporation (Nasdaq:IDTC)    Provider of international and domestic long-distance telephone                 9%/(4)/
                                 service, Internet access and global Internet telephony services.

Motorola, Inc.                   Provider of integrated communications solutions and embedded                   3%
(NYSE: MOT)                      electronic solutions.

The News Corporation Limited     A diversified international communications company.  Produces and             18%/(5)/
(NYSE: NWS.A; ASX: NCPDP)        distributes motion pictures and television programming.  Provides broadcast television, satellite and cable services.  Publishes newspapers, magazines and books.

Sprint Corporation PCS Group     Operator of a 100% digital PCS wireless network in the United States          19%/(6)/
(NYSE: PCS)                      with licenses to provide service nationwide using a single frequency band and a single technology.

Viacom, Inc. (NYSE:VIA.B)        A diversified entertainment company.  Operates cable television               *1%
                                 networks such as Showtime, The Movie Channel, MTV; Nickelodeon, VH1,
                                 TNN and BET.  Operates broadcast television networks such as CBS and
                                 UPN.  Produces and distributes motion pictures under the brand name
                                 Paramount Pictures.  Publishes and distributes  books and CD-ROM products under the brand name Simon & Schuster.

(1) If we or any of our wholly owned subsidiaries hold a direct ownership interest in an entity listed in the table, our attributed interest in the listed entity equals our direct ownership interest therein. However, if we or any of our wholly owned subsidiaries hold an indirect ownership interest in an entity listed in the table, our attributed interest in the listed entity is calculated by multiplying our direct interest in the applicable intermediary entity (or entities) by such intermediary entity's (or entities') direct interest in the listed entity. Please see the discussion below for additional information, including pending transactions, with respect to our interest in each of our consolidated subsidiaries and certain of our more significant business affiliates.

(2) Our interest in AOL Time Warner is subject to a consent decree with the Federal Trade Commission that was entered into in 1996 when Time Warner acquired Turner Broadcasting Systems. Pursuant to that decree, we are effectively prohibited from owning voting securities of AOL Time Warner other than securities that have limited voting rights. As a result, we hold approximately 171 million shares of a low-vote series of AOL Time Warner common stock. Subject to applicable communications laws and the consent decree, the shares are convertible at our option into shares of ordinary AOL Time Warner common stock on a one-for-one basis, and are mandatorily convertible into shares of ordinary AOL Time Warner common stock upon transfer to a non-affiliate of Liberty. We have filed an application with the FTC to set aside the consent decree as it applies to us. The public comment period on our application expires on April 22, 2002.

(3) Our interest in Crown Media is subject to a stockholders agreement, pursuant to which we are entitled to certain preemptive rights, to nominate one member of Crown Media's board of

* Denotes less than
          directors and to participate in any sale by Hallmark Entertainment of 20% or more of the outstanding shares of Crown Media, subject to certain exceptions.

(4) We also own equity interests in one of IDT's operating subsidiaries and one of its holding company subsidiaries. Pursuant to our subscription agreement with IDT, we are entitled to nominate one member of IDT's board of directors.

(5) In connection with the transaction in which we acquired certain of our News Corp. ADSs, we agreed to restrictions on our ability to transfer certain of the ADSs and the underlying News Corp. shares prior to May 2003. We have also agreed to limitations on our ability to engage in the program guide business, within or outside the United States, until July 2005, and on our ability to engage in any sports programming service in the United States and its territories (excluding Puerto
          Rico) or in Canada until July 2004, in each case subject to certain exceptions.

(6) Sprint PCS stock is a tracking stock intended to reflect the performance of Sprint Corporation's Sprint PCS Group. We own shares of Sprint PCS Group common stock -- Series 2 (which have limited voting rights and automatically convert into full voting Sprint PCS Group common stock -- Series 1 upon our transfer of the shares to a third party) and warrants and shares of convertible preferred stock exercisable for or convertible into these shares. All of our interests in the Sprint PCS Group are held, on our behalf, by a trust, which was formed pursuant to a final judgment agreed to by TCI, AT&T and the United States Department of Justice in connection with the merger of TCI and AT&T. The trust agreement requires the trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS Group securities held by the trust sufficient to cause us to beneficially own no more than 10% of the Sprint PCS Group stock that would be outstanding on a fully diluted basis on such date. On or before May 23, 2004, the trustee is required to divest the remainder of the Sprint PCS Group securities held by the trust. The trust agreement provides for the trustee to vote the Sprint PCS Group securities beneficially owned by us in the same proportion as other holders of Sprint PCS Group stock. The final judgment also prohibits our acquisition of additional Sprint PCS Group securities without the prior written consent of the Department of Justice, subject to limited exceptions. At our request, the Department of Justice has joined us and AT&T in a joint motion to terminate the final judgment. Under the terms of the final judgment, the obligation of the trustee to dispose of the first tranche of shares by May 23, 2002 will be stayed while the District Court considers the joint motion. We are also seeking the approval of the Federal Communications Commission to the stay of the trustee's obligation to dispose of the first tranche of shares pending the District Court's determination of the joint motion.

Business Operations

          We are engaged principally in two fundamental areas of business:

     . Video Programming and Interactive Television Services, consisting principally of interests in video programming services; and
     . Communications, consisting principally of interests in cable television systems, telephone and satellite systems

          Our principal assets and consolidated subsidiaries are described in greater detail below.

          Video Programming and Interactive Television Services

          Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's basic package of programming services for a fixed monthly fee, or may be delivered as a ''premium'' programming service for an additional monthly charge. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate multi-year agreements, known as ''affiliation agreements,'' with those distributors that agree to carry the service. Basic programming services derive their revenues principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Premium services do not sell advertising and primarily generate their revenues from subscriber fees.

     Relationship with AT&T Broadband. Most of our affiliated networks have entered into affiliation agreements with Satellite Services, Inc. ("SSI") a company owned by AT&T Broadband, the successor company to TCI. SSI purchases programming services from programming suppliers and then makes such services available to cable television systems owned by or affiliated with AT&T Broadband. Each of Starz Encore Group and Liberty Digital, Inc. has entered into long term, fixed rate affiliation agreements with AT&T Broadband pursuant to which AT&T Broadband pays monthly fixed amounts in exchange for unlimited access to certain programming services of these companies. For the year ended December 31, 2001, these fixed rate affiliation fees represented approximately 30% and 13% of the total revenues of Starz Encore Group and Liberty Digital, respectively.

Consolidated Subsidiaries
-------------------------

     Starz Encore Group LLC

     Starz Encore Group LLC provides premium movie networks distributed by cable, direct-to-home satellite and other distribution media in the United States. It currently owns and operates 13 full-time domestic movie channels, consisting of Encore, which airs first-run movies and classic contemporary movies; STARZ!, a first-run movie service; a number of thematic multiplex channels; and MOVIEplex, a "theme by day" channel featuring a different Encore or thematic multiplex channel each day, on a weekly rotation. At December 31, 2001, Starz Encore Group had 114.1 million subscription units of which approximately two-thirds were subscription units for the thematic multiplex channels and the remainder were comprised of subscription units for STARZ!, Encore and MOVIEplex.

     The costs of acquiring rights to programming are Starz Encore Group's principal expenses. In order to exhibit theatrical motion pictures, Starz Encore Group enters into agreements to acquire rights from major and independent motion picture producers. Starz Encore Group currently has access to approximately 7,500 movies through long-term licensing agreements. Seventy-six percent of the first-run output titles available to Starz Encore Group for airing are available pursuant to exclusive licenses from Hollywood Pictures, Touchstone, Miramax, Universal Studios, New Line Cinema and Fine Line Cinema. Starz Encore Group also has exclusive rights to air first-run output from four independent studios and has licensed the exclusive rights to first-run output from Sony's Columbia Pictures, Screen Gems and Sony Classics for pay television availabilities beginning on January 1, 2006. These output agreements expire between 2003 and 2011. Starz Encore Group is not committed to or dependent upon any one source of film productions, and has affiliations with every major Hollywood studio, either through long-term output agreements or library access arrangements. Starz Encore Group also engages in original programming production.

     Starz Encore Group uplinks its programming to eight transponders on three domestic communications satellites. Starz Encore Group leases these transponders under long-term lease agreements, generally 10-12 years in length. At December 31, 2001, Starz Encore Group's transponder leases had termination dates ranging from 2004 to 2006. Starz Encore Group transmits to these transponders from its uplink center in Englewood, Colorado. Starz Encore Group completed construction of its corporate headquarters and uplink center in the first quarter of 2002. Prior to that time, Starz Encore Group leased uplink facilities from a subsidiary of AT&T.

     Starz Encore Group's premium movie networks are carried through long-term affiliation agreements on most cable systems and direct broadcast satellite systems, including AT&T Broadband, AOL Time Warner, Charter Communications, Comcast Cable, DIRECTV, Echostar, Cox Communications, Adelphia Communications, Cablevision Systems, Insight Communications, Mediacom Communications, the National Cable Television Cooperative and Superstar/Netlink Group. The agreement with AT&T Broadband expires in July 2022. The other agreements have terms expiring between December 2003 and May 2007.

     Liberty Digital, Inc.

     Liberty Digital, Inc. (formerly known as TCI Music, Inc.) is a media company focused on interactive media and music business segments. In September 1999, we and certain of our affiliates contributed to TCI Music substantially all of our respective Internet content and interactive television programming assets and certain access rights to AT&T cable systems, which now comprise the assets of Liberty Digital's interactive segment, other than its interest in the Game Show Network.

     Liberty Digital's interactive media segment develops and invests in interactive television and new media businesses. This segment is in the development stage and has not yet generated revenue. Liberty Digital currently owns 50% of the Game Show Network, LLC, a programming service focused exclusively on game playing and game shows. The Game Show Network offers 24-hour cable programming consisting of original game shows and interactive games, as well as syndicated game shows from a library of over 55,000 game show episodes spanning five decades. Liberty Digital also owns interests in interactive television technology, content and e-commerce businesses, including ACTV, Inc., Alloy Online, Inc., Food.com, Inc., Lightspan, Inc. and RespondTV, Inc., and rights to provide interactive television channels on AT&T's cable television systems.

     Liberty Digital's music segment was expanded by the completion in May 2001 of a transaction combining DMX, Inc., a subsidiary of Liberty Digital, with AEI Music Network, Inc. Liberty Digital owns a 56% interest in the resulting company, Maxide Acquisition, Inc., the provider of the DMX/AEI Music service. The DMX/AEI music service delivers professionally programmed commercial-free music to homes and businesses around the world via the Internet, satellite and broadband networks. The DMX/AEI Music service offers a variety of music formats which are generally updated daily by a full-time programming staff.

     Liberty Digital distributes the DMX/AEI Music service by satellite to cable operators and directly to residential and commercial subscribers with satellite dishes. Liberty Digital subleases satellite transponder capacity from seven satellite providers, with the principal sublease from the National Digital Television Center, an AT&T subsidiary. This sublease extends to the earlier of the life of the satellite or November 2017. Cable operators distribute the DMX/AEI Music service primarily through digital compression technology through AT&T Broadband's Headend in the Sky. The DMX/AEI Music service is included in digital cable packages distributed by AT&T Broadband and other multiple system operators.

     Liberty Digital's affiliation agreements with cable operators generally provide for the cable operator to pay a fee per subscriber that purchases a digital cable package including the DMX/AEI Music service. Cable operators also distribute the DMX/AEI Music service through analog technology, in which case the service is offered as a separate premium service to subscribers, and Liberty Digital is paid a per subscriber license fee under its affiliation agreements with cable operators. Liberty Digital has a separate agreement with AT&T Broadband relating to sales of analog music services by certain AT&T Broadband affiliates that is not subject to these arrangements. Under its agreement with AT&T Broadband, Liberty Digital receives monthly payments through June 2017. These payments, which are adjusted annually for inflation, totaled approximately $19.8 million in 2001. Liberty Digital also receives annual license fees and subscriber revenue from affiliates of AT&T Broadband relating to distribution of digital music services to commercial and residential customers.

     Ownership Interest. On March 14, 2002, we completed the merger of Liberty Digital with one of our newly formed subsidiaries. In the merger, each share of Liberty Digital common stock, other than shares beneficially owned by us or shares subject to appraisal demands, was converted into 0.25 shares of our Series A common stock. As a result of this transaction, Liberty Digital ceased to be a publicly traded company and became wholly owned by us.

     Liberty Livewire Corporation

     Liberty Livewire Corporation, through its Pictures Group, Media Group and Networks Group, provides content preparation (audio and visual post-production), content management (film, tape, and digital asset content management, including archiving and mastering), and content distribution (freight, fiber, satellite, Internet and interactive television) services to major motion picture studios, independent producers, cable and broadcast networks, advertising agencies, and other companies that produce, own and/or distribute entertainment content worldwide. Liberty Livewire's assets are primarily comprised of those of the Todd-AO Corporation, Four Media Company, the sound editorial division of SounDelux Entertainment Group, Triumph Communications and Video Services Corporation, all acquired in 2000, and Ascent Network Services and Group W Network Services, acquired in 2001.

     Liberty Livewire's Pictures Group includes three divisions - audio services, entertainment television, and commercial television. Liberty Livewire is an independent provider of audio services to the entertainment industry for feature films, television series, television specials, movies-of-the-week, trailers, television commercials and new digital media in the United States and Europe, with facilities in California, New York and London. These services include music design and supervision, score production, creation of sound effects, replacement of dialogue and re-recording of audio elements. Liberty Livewire's entertainment television and commercial television group provides producers of original television programming and television commercials with technical and creative services that are necessary to conform original film or video principal photography into a final product suitable for airing on television. These services include developing negatives; transferring film to digital media; creating visual effects; and assembling source material into its final form, including integration of sound and visual effects. The staff of Liberty Livewire and its predecessors have been the recipient of numerous technical awards, including several Academy Awards(R) and Emmy Awards(R).

     The Media Group provides owners of video and film libraries with a full complement of state-of-the-art facilities and services necessary to manage, format, archive, store and distribute film and video content. This segment's services include the storage and handling of video tape and film elements in secure, environmentally controlled facilities, restoration of damaged content, transfers and conversions of film to video (and vice versa), audio restoration and integration and standards conversion and professional duplication.

     The Networks Group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. These services principally include production support and facilities for the timely creation of original programming such as hosted and news segments and live shows; language translation and subtitling; assembly, origination and distribution; fiber transport; uplink and satellite transponder services; and broadcast and industrial video equipment rentals. For this segment, Liberty Livewire has production studios in Connecticut and Singapore, satellite facilities in California, New York, New Jersey, Connecticut, London and Singapore and Internet hosting facilities in New York and California, as well as point-of-presence facilities in the top forty U.S. markets. Liberty Livewire also has a small interactive media group, which includes Hyper TV(R), a joint venture with ACTV, Inc. that provides for the integration and simulcast of television and Internet broadcasts.

     No single customer accounted for more than 10% of Liberty Livewire's consolidated revenue in 2001.

     The demand for Liberty Livewire's motion picture services has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter) preceding the summer theatrical releases and Christmas holiday season, respectively. Demand has been lower in the winter and summer, corresponding to Liberty Livewire's first and third quarters, respectively. Accordingly, Liberty Livewire has historically experienced, and expects to continue to experience, quarterly fluctuations in revenue and net income.

     The businesses in which Liberty Livewire operates are highly competitive and service oriented. Liberty Livewire has few long-term or exclusive service agreements with its customers. Business generation is based primarily on customer satisfaction with reliability, timeliness, quality and price. Liberty Livewire's primary competitors in the post-production business are the motion picture studios, many of which perform these services "in-house". The motion picture studios with in-house post-production capabilities generally operate at or near capacity, and therefore outsource some of their requirements, usually to independent providers like Liberty Livewire. If there were a significant decline in the number of motion pictures or the amount of original television programming produced or if the studios or other customers either established new in-house post-production facilities or significantly expanded their in-house capabilities, Liberty Livewire's operations could be materially and adversely affected. The data transmission industry is currently saturated with companies providing services similar to the content distribution services provided by Liberty Livewire.

     Ownership Interest. We own shares of Liberty Livewire's common stock including all of its outstanding Class B common stock, representing an 85% equity interest and a 98% voting interest in Liberty Livewire, on a fully diluted basis. In addition, we have made convertible subordinated loans to Liberty Livewire under a $214 million First Amended and Restated Credit Agreement between our company and Liberty Livewire, dated as of December 22, 2000, in connection with certain of Liberty Livewire's acquisitions. Liberty Livewire executed and delivered three promissory notes evidencing these loans in 2001, in the aggregate original principal amount of $206 million. The notes are convertible at our option into shares of Liberty Livewire Class B common stock at a conversion price of $10.00 per share, at any time until June 30, 2008, which is the maturity date of the notes. Interest on the loans, which accrues at the rate of 10% per annum, is payable in cash or, under certain circumstances, shares of Class B common stock. Liberty Livewire may borrow the remaining availability under the First Amended and Restated Credit Agreement for other purposes allowed under the terms of that agreement. Each share of Liberty Livewire Class B common stock has 10 votes per share and is convertible into one share of Liberty Livewire Class A common stock, which has one vote per share.

     On Command Corporation

     On Command Corporation is the leading provider (based on number of hotel rooms served) of in-room video entertainment and information services to hotels, motels and resorts (which we refer to as hotels) in the United States. On Command's base of installed rooms was approximately 926,000 rooms at December 31, 2001, of which approximately 894,000 rooms are served by on-demand systems.

     On Command provides in-room video entertainment and information services on three technology platforms: the OCX video system, the OCV video system, and the SpectraVision video system. The OCX video system is a digital platform that provides enhanced multimedia applications, including an improved graphical interface for movies and games, digital music, television-based Internet with a wireless keyboard and other guest services. At December 31, 2001, On Command had installed the OCX video system in approximately 217,000 hotel rooms. The OCV video system is a video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. At December 31, 2001, On Command had installed OCV video systems in approximately 644,000 hotel rooms. The SpectraVision video system, which provides in-room movie entertainment on a rolling schedule basis, and in some upgraded variations on an on-demand basis, was, as of December 31, 2001, installed in approximately 65,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX video systems.

     In addition to the services described above, On Command's platforms provide for in-room viewing of select cable channels (such as HBO, Starz, ESPN, Disney Channel and Discovery). On Command primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Six Continents, Hyatt, Wyndham, Starwood, Radisson, Fairmont, Four Seasons and other select hotels.

     The amount of revenue realized by On Command each month is affected by a variety of factors, including among others, hotel occupancy rates, business and leisure travel patterns, changes in the number of rooms served, the number of business days in a month and holidays. With the exception of December, which is generally On Command's lowest month for revenue, On Command typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

     On Command typically negotiates and enters into a separate contract with each hotel for the service provided. However, for some of its large hotel management customers, On Command negotiates and enters into a single master contract for the provision of services for all of the corporate-owned hotels of such management company. In the case of franchised, managed or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five to seven years from the date the system becomes operational. Under these contracts, On Command installs its system into the hotel at On Command's cost, which represents a significant investment, and On Command retains ownership of all its equipment used in providing the service. In certain cases, On Command has provided hotels with televisions which significantly increases On Command's cost per installed room, but in other cases On Command has required the hotels to provide televisions. On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit On Command to set the movie price. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. The hotels collect movie-viewing charges from their guests and retain a commission equal to a negotiated percentage of the net revenue generated from the room, which varies in relationship with the size and profitability of the system. Some contracts also require On Command to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At December 31, 2001, contracts covering approximately 41% of the Company's installed rooms expire, if not otherwise renewed, during the two-year period ending December 31, 2003.

     On Command's master contract with Hilton Hotels Corporation expired on April 27, 2000. In October 2000, Hilton announced that it would not be renewing its master contract with On Command. On Command currently provides service to approximately 7,500 Hilton owned rooms and approximately 66,500 Hilton managed and franchised rooms. Hotel contracts are written at the individual hotel level and expirations occur over an extended period of time depending on the installation date of the individual hotel. On Command expects that hotels owned by Hilton will not renew their contracts as they expire. Hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, but On Command cannot predict the number of managed and franchised Hilton hotels that will renew.

     On Command has a master contract in place with Promus Hotel Corporation, which expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Promus was acquired by the Hilton Corporation in late 1999. On Command currently services approximately 6,200 Promus-owned rooms and 62,300 Promus managed and franchised rooms. Individual contracts with Promus owned, managed and franchised hotels expire over the next nine years.

     In March 2001, On Command and Marriott International, Inc. entered into a definitive agreement pursuant to which On Command will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms owned or managed by Marriott. In addition, On Command has the opportunity to negotiate agreements to provide its interactive television platform to approximately 135,000 additional U.S. and Canadian hotel rooms franchised by Marriott.

     Marriott, Hilton and Six Continents accounted for approximately 27%, 19% and 12% respectively, of On Command's room revenues for the year ended December 31, 2001. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

     At December 31, 2001, approximately 89% of On Command's 926,000 installed rooms were located in the United States, with the balance located primarily in Canada, Mexico and Europe. In addition to installing systems in hotels that it serves, On Command sells its systems to other providers of in-room entertainment, including ALLIN Interactive, which is licensed to install On Command's systems on cruise ships.

     The market for in-room entertainment and information is a highly competitive environment among several industry-dedicated companies and a number of new entrants, including cable companies, satellite distribution companies, telecommunications companies, laptop connectivity companies and others.

     Ownership Interest. In connection with our acquisition of Ascent Entertainment Group, Inc. in March 2000, we acquired an approximate 58% ownership interest in On Command Corporation. In 2001, Ascent Entertainment purchased from On Command shares of various series of preferred stock of On Command for an aggregate cash purchase price of $85 million. Also in 2001, Ascent Entertainment purchased from Jerome H. Kern, one of our directors and a former officer and director of On Command, approximately 2.3 million shares of On Command common stock for an aggregate purchase price of $25.2 million. As a result of the foregoing transactions, our ownership interest in On Command has increased to approximately 63%.

     We have entered into definitive agreements with Liberty Satellite and Technology, Inc. whereby we will contribute to LSAT our 100% ownership interest in Ascent Entertainment (which owns substantially all of our 63% interest in On Command) and other assets in exchange for 340 million shares of LSAT Series B common stock. Subsequent to the consummation of this transaction, we will hold equity securities representing 84% of the common equity and 98% of the outstanding voting power of LSAT. This transaction is subject to customary closing conditions, including LSAT shareholder approval. We anticipate that this transaction will be consummated in April 2002.

     Pramer S.C.A.

     Pramer S.C.A. supplies programming services to cable television and direct-to-home satellite distributors in Argentina. Pramer currently owns ten channels and represents 13 additional channels, including two of Argentina's four terrestrial broadcast stations. Total subscription units for 2001 (which equals the sum of the total number of subscribers to each of Pramer's owned and represented channels) were approximately 60.9 million, with the number of subscribers per channel ranging from less than 10,000 for the smallest premium service to over 6.0 million for the most popular basic service. Pramer's owned channels include Canal (a), the first Latin-American quality arts channel, Film & Arts, offering quality films, concerts, operas and interviews with artists, and elgourmet.com, a channel for the lovers of "the good things in life", all of which are offered as basic television services. Approximately 60% of Pramer's total revenues for 2001 were generated by owned channels. Pramer's represented channels include USA Networks and Hallmark. Pramer handles affiliate sales for the 13 channels it represents and advertising sales for 10 of such channels. Pramer collects the revenues for the represented channels and pays the channel owners either a fixed fee or a fee based on amounts collected. Representation agreements typically have terms of two to five years. Advertising revenue accounted for approximately 12% of Pramer's total revenue for 2001.

     Of the 23 channels owned and/or represented by Pramer, 13 channels are also distributed outside of Argentina, principally in Chile, Mexico and Venezuela. For 2001, approximately 20% of Pramer's affiliate revenue was derived from the distribution of channels outside of Argentina.

     Pramer's affiliation agreements with cable television and satellite distributors typically have terms of one to five years. Pramer's current affiliation agreements expire between 2002 and 2005. The only distributor that represented more than 10% of Pramer's total revenue for 2001 was Cablevision S.A., which represented approximately 10% - 20% of Pramer's total revenue. Pramer's affiliation agreement with Cablevision expires in December 2003.

     Pramer has two sources of content: film rights that are purchased from various distributors and its own productions. Contracts with producers of films or distributors usually have terms of two to four years. Pramer's own productions are usually contracted with independent producers.

     Approximately one-third of Pramer's satellite transponder capacity is provided pursuant to contracts expiring in 2003, with the remaining two-thirds provided pursuant to contracts expiring in 2012. At present, satellite transponders are available to replace those provided pursuant to the expiring contracts.

Equity Method Affiliates
------------------------

     Discovery Communications, Inc.

     Discovery Communications, Inc. is a global media and entertainment company. Discovery has grown from its core property, Discovery Channel, to current global operations in over 150 countries across six continents, with over 670 million total subscriptions, including over 80 million subscriptions to channels distributed by ventures in which Discovery has less than a majority ownership. Discovery's programming is tailored to the specific needs of viewers around the globe, and distributed through 77 separate feeds in 33 languages. Discovery's 33 networks of distinctive programming represent 14 entertainment brands including TLC, Animal Planet, Travel Channel, Discovery Health Channel, Discovery Kids, and a family of digital channels. Discovery's other properties consist of Discovery.com and approximately 170 retail outlets. Discovery also distributes BBC America in the United States.

     Ownership Interest. We hold a 49.8% interest in Discovery. Cox Communications, Inc., Advance/ Newhouse Communications and Discovery's founder and Chairman, John S. Hendricks, hold interests in Discovery of 24.9%, 24.9% and 0.4%, respectively.

     Discovery is managed by its stockholders rather than a board of directors. Generally, all actions to be taken by Discovery require the approval of the holders of a majority of Discovery's shares, subject to certain exceptions, including certain fundamental actions, which require the approval of the holders of at least 80% of Discovery's shares. The stockholders of Discovery have agreed that they will not be required to make additional capital contributions to Discovery unless they all consent. They have also agreed not to own another basic programming service carried by domestic cable systems that consists primarily of documentary, science and nature programming, subject to certain exceptions.

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

     QVC, Inc.

     QVC, Inc. markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through iQVC. QVC operates shopping networks in the United States, Germany, Japan and the United Kingdom. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC does not depend upon any one particular supplier for any significant portion of its inventory.

     QVC distributes its television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. In return for carrying QVC, each domestic programming distributor receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold to customers located in the programming distributor's service area.

     Ownership Interest. We own approximately 42% of QVC, and Comcast owns the remaining 58%. QVC is managed on a day-to-day basis by Comcast, and Comcast has the right to appoint all of the members of the QVC board of directors. Our interests are represented by two members on QVC's five-member management committee. Generally, QVC's management committee votes on every matter submitted, or required to be submitted, to a vote of the QVC board, and we and Comcast are required to use our respective best efforts to cause QVC to follow the direction of any resolution of the management committee. We also have veto rights with respect to certain fundamental actions proposed to be taken by QVC.

     We have been granted a tag-along right that will apply if Comcast proposes to transfer control of QVC, and Comcast may require us to sell our QVC stock as part of the transaction, under certain circumstances and subject to certain conditions. In addition, we have the right to initiate a put/call procedure with Comcast in respect of our interest in QVC.

     We and Comcast have certain mutual rights of first refusal and mutual rights to purchase the other party's QVC stock following certain events, including change of control events affecting either stockholder. We and Comcast also have registration rights.

     Jupiter Programming Co., Ltd.

     Jupiter Programming Co., Ltd. is a joint venture between us and Sumitomo Corporation that was formed to develop, manage and distribute cable and satellite television channels in Japan. As of December 31, 2001, Jupiter Programming owned four channels through wholly- or majority-owned subsidiaries and had investments ranging from approximately 10% to 50% in ten additional channels. Jupiter Programming's majority owned channels include a movie channel
(CSN1), a golf channel (Golf Network), a shopping channel (Shop Channel, in which Home Shopping Network has a 30% interest), and a women's channel (LaLa
TV). Channels in which Jupiter Programming holds investments include three sports channels owned by JSkySports, a joint venture with News Television B.V., Sony Broadcast Media Co. Ltd, Fuji Television Network, Inc. and SOFTBANK Broadmedia Corporation, in which Jupiter Programming owns an indirect 29% interest and we own an additional indirect 14% interest; Animal Planet Japan, a one-third owned joint venture with Discovery and BBC Worldwide; and Discovery Channel Japan, a 50% owned joint venture with Discovery. Jupiter Programming provides affiliate sales services and in some cases advertising sales and other services to channels in which it has investments for a fee.

     The market for multi-channel television services in Japan is highly complex with multiple cable systems and direct-to-home satellite platforms. Cable systems in Japan served approximately 10.5 million homes at December 31, 2001. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free TV services to homes whose reception of such broadcast signals has been disrupted. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which Jupiter Telecommunications Co., Ltd. is the largest in terms of subscribers, currently serve approximately
3.9 million households. All of the channels in which Jupiter Programming holds a 20% or greater interest are marketed as basic television services to cable system operators, with distribution at December 31, 2001 ranging from approximately 10 million homes for Shop Channel (which is carried in many compensation systems and on UHF as well as in multi-channel cable systems) to approximately 1.1 million homes for more recently launched channels, such as LaLaTV and Animal Planet Japan. Currently Jupiter Programming has affiliation agreements with approximately 380 cable systems. Its affiliation agreement with Jupiter Telecommunications expires in 2010 but provides for renegotiation of the affiliate fees for the channels every three years.

     All of the channels in which Jupiter Programming has interests are also currently offered on Sky PerfecTV, a digital satellite platform that delivers approximately 140 channels a-la-carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation (which we refer to as JSAT). Currently there are two other satellite platforms in Japan, delivering a significantly smaller number of channels. Under Japan's complex regulatory scheme for satellite broadcasting, each channel obtains a broadcast license which is perpetual, although subject to revocation by the relevant governmental agency, and leases from the satellite operator the bandwidth capacity on the applicable satellites necessary to transmit the licensed channel to cable and other distributors and direct-to-home satellite subscribers. In the case of Jupiter Programming's 33% or greater owned channels, these licenses and satellite capacity leases are held through its affiliate, Jupiter Satellite Broadcasting Corporation (which we refer to as JSBC). JSBC's leases with JSAT for bandwidth capacity on JSAT's two satellites expire in 2007. JSBC and other licensed broadcasters then contract with the platform operator, such as SkyPerfecTV, for customer management and marketing services (sales and marketing, billing and collection) and for encoding services (compression, encoding and multiplexing of signals for transmission) on behalf of the licensed channels. JSBC's customer management and marketing contracts typically have terms of three to five years, with renewal provisions, and variable fees and commissions. Encoding contracts generally have terms that are coextensive with the satellite bandwidth capacity leases, and provide for fixed rate fees. Although the SkyPerfecTV platform served approximately three million direct-to-home satellite subscribers at December 31, 2001, the subscriber penetration for individual channels is significantly less because of complex customer offerings resulting from the licensing scheme and regulations mandating that each channel must be offered a la carte. In May 2002, a fourth satellite platform with interactive features, known as CS 110 Digital, is expected to be launched. Twelve of the channels in which Jupiter Programming has interests will be carried on this platform. The satellite broadcast licenses for Jupiter Programming's 33% or greater owned channels with respect to this platform are held by two other companies that are wholly or majority owned by unaffiliated entities. Several of Jupiter Programming's channels also operate sites on Japan's advanced DoCoMo i-mode wireless service and provide content to Japan's nascent broadband platform operators.

     Approximately 78% of Jupiter Programming's consolidated revenues for 2001 were attributable to retail revenues generated by the Shop Channel. Cable operators are paid distribution fees to carry the Shop Channel, which are either a fixed rate per subscriber or the greater of a fixed rate per subscriber and a percentage of revenue generated through sales in the cable operator's territory. Jupiter Telecommunications and SkyPerfecTV are the largest distributors of Jupiter Programming's channels. Jupiter Telecommunication's subscribers accounted for approximately 25% of 2001 revenues generated by the Shop Channel. Revenue from satellite subscriptions and cable affiliate fees accounted for approximately 5% and 10%, respectively, of Jupiter Programming's consolidated revenues for 2001. After Shop Channel, JSky Sports generates the most revenues of the channels in which Jupiter Programming has an interest, the majority of which revenues are derived from satellite subscriptions. Currently, advertising sales are not a significant component of Jupiter Programming's revenues.

     Ownership Interest. Pursuant to a shareholders agreement we entered into with Jupiter Programming and Sumitomo, we and Sumitomo each have preemptive rights to maintain our respective equity interests in Jupiter Programming, and we and Sumitomo each have the right to elect and remove one director for each 16.6% equity interest in Jupiter Programming that we or Sumitomo, as applicable, hold. In addition, we have the right to appoint one part-time statutory auditor for so long as we own at least 25% of Jupiter Programming's equity, and Sumitomo has the right to appoint one part-time and one full-time statutory auditor for so long as it owns at least 50% of Jupiter Programming's equity. No board action may be taken with respect to certain material matters without the unanimous approval of the directors appointed by us and Sumitomo, provided that we and Sumitomo each own 30% of Jupiter Programming's equity at the time of any
such action.   These material matters include, among other things: (1) the admission of a new shareholder, (2) any merger, consolidation or similar transaction, (3) any material change to the trade or business of Jupiter Programming, (4) the amendment of any material contract, (5) the declaration of any dividend and (6) the incurrence of any indebtedness. We and Sumitomo each hold a right of first refusal with respect to the other's interests in Jupiter Programming, and we and Sumitomo have agreed to provide Jupiter Programming with a right of first opportunity with respect to the acquisition of more than a 10% equity position in, or the management of or any similar participation in, any programming business or service in Japan and any other country to which Jupiter Programming distributes its signals, in each case subject to specified limitations.

     USA Networks, Inc.

     USA Networks is a company focused on the convergence of information, direct selling and entertainment. USA Networks has organized its business into two groups: USA Entertainment Group and USA Interactive Group.

     USA Entertainment Group consists of:

     . Cable and Studios, which consists of USA Cable, an operator of cable networks, including USA Network, Sci Fi Channel, and the emerging networks, Trio, NewsWorlds International and Crime, and Studios USA, a producer and distributor of television programming.

     . Filmed Entertainment, consisting primarily of USA Films, which is in the film distribution and production businesses, and USA Home Entertainment, which is in the home video distribution business.

     USA Cable has the full-time use of four transponders on two domestic communications satellites. As a result, USA Cable's four networks are distributed in all 50 states and Puerto Rico via satellite for distribution by cable television systems and direct broadcast satellite systems, and for satellite antenna owners by means of satellite transponders owned or leased by USA Cable.

     Studios USA produces television programs for United States broadcast networks for prime time television exhibition. Generally, Studios USA enters into network licenses which give the networks the exclusive right to telecast new episodes of a given series for a period of time, generally four to five years. In addition, Studios USA allows some of its productions to be distributed on a "dual platform" basis, which allows more than one network to share a production's initial exhibition window. Studios USA licenses television film products to independent stations and directly to network affiliated stations in return for cash or advertising time which may be sold for cash. In addition to producing television programs and films, Studios USA distributes its current programming domestically. USA Networks and Vivendi Universal have agreed that Studios USA will have the exclusive right through February 2012 to distribute Vivendi Universal's large television library domestically. In addition, USA Networks and Vivendi Universal have agreed that Vivendi Universal will have the exclusive right, with limited exceptions, to distribute all Studios USA programming internationally. Universal has already entered into several output and volume agreements with international television broadcasters that include programming produced by Studios USA.

     USA Interactive Group consists of offline and online ticketing operations (primarily through Ticketmaster which operates Ticketmaster.com), Expedia, a leading online travel service, a hotel reservations network that consolidates hotel rooms for resale in the consumer market, a program for outsourcing customer care for both large corporations and high-growth Internet-focused companies, an online network by the name of Citysearch that provides locally oriented services and information to users, an online personals business, an electronic commerce solutions business, a facilitator of e-commerce websites and Internet enabled applications by the name of Styleclick and Home Shopping Network and America's Store, which are engaged in the electronic retailing business.

     Ownership Interest. Currently our interest in USA Networks consists of shares of USA Networks common stock held by us and our subsidiaries, shares of USA Networks common stock held by certain entities in which we have an equity interest but only limited voting rights, and securities of certain subsidiaries of USA Networks which are exchangeable for shares of USA Networks common stock. Assuming the exchange of these securities and the conversion or exchange of certain securities owned by Vivendi Universal and certain of its affiliates for USA Networks common stock, we and Vivendi Universal would own approximately 20% and 41%, respectively, of USA Networks.

     USA Networks, Vivendi Universal, we and Mr. Barry Diller have entered into several agreements involving governance matters relating to USA Networks and stockholder arrangements. With respect to governance matters, Mr. Diller generally has full authority to operate the day-to-day business affairs of USA Networks and has an irrevocable proxy over all USA Networks securities owned by Vivendi Universal, us and certain of Vivendi Universal's and our respective affiliates for all matters except for certain matters relating to fundamental changes in USA Networks and its business. However, we, Vivendi Universal and Mr. Diller each have veto rights with respect to certain fundamental changes relating to USA Networks and its subsidiaries. If Mr. Diller and Vivendi Universal agree to certain fundamental changes that we do not agree to, Vivendi Universal will be entitled to purchase our entire equity interest in USA Networks, subject to certain conditions, at a price determined by an independent appraiser taking into account a number of agreed upon factors.

     We currently have the right to designate up to two directors to the USA Networks board of directors, which right we have exercised. We retain this right as long as our stock ownership in USA Networks remains at certain levels.

     We and Vivendi Universal each have a preemptive right with respect to future issuances of USA Networks' capital stock, subject to certain limitations. We have agreed with Vivendi Universal that we will not acquire beneficial ownership of shares of USA Networks if such acquisition would result in us having beneficial ownership of more than 20% of the outstanding common stock of USA Networks, subject to specified exceptions. This agreement will terminate on the earlier of such time as we beneficially own less than 5% of the outstanding shares of USA Networks common stock or the date that Vivendi Universal beneficially owns fewer shares than we beneficially own. Also, we have agreed not to propose to the board of directors of USA Networks our acquisition of the outstanding USA Networks securities or to otherwise influence the management of USA Networks, including by proposing or supporting certain transactions relating to USA Networks that are not supported by USA Networks' board of directors.

     We are subject to a number of agreements that limit or control our ability to transfer our USA Networks securities. Each of Vivendi Universal and Mr. Diller has a right of first refusal with respect to certain sales of USA Networks securities by the other party. Our rights in this regard are secondary to any Vivendi Universal right of first refusal on transfers by Mr. Diller. Also, we and Mr. Diller each generally have a right of first refusal on certain transfers by the other party, subject to certain exceptions. We have tag-along sale rights on certain sales of USA Networks stock by Mr. Diller and in the event Vivendi Universal transfers a substantial amount of its USA Networks stock. We, Vivendi Universal and Mr. Diller have agreed to certain put and call arrangements with Vivendi Universal, pursuant to which we have the right to sell (or Vivendi Universal has the right to acquire) shares of USA Networks stock held by us, at a price determined by an independent appraiser taking into account a number of agreed upon factors.

     As described under "--General Development of the Business - Recent Developments" above, we have entered into an agreement with USA Networks, Barry Diller and Vivendi Universal, pursuant to which a new partnership will be formed to hold substantially all of USA Networks' entertainment assets, television production and distribution assets and filmed entertainment production and distribution assets and Vivendi Universal's Universal Entertainment Group assets and businesses. In connection with the formation of the partnership, Vivendi Universal will receive common interests constituting 93.06% of the common interest of such partnership, USA Networks will receive 5.44% of the common interests of such partnership and Barry Diller, in consideration of his becoming chief executive officer of the partnership, will receive 1.50% of the common interests of such partnership. In addition, USA Networks will issue to Vivendi Universal ten-year warrants to purchase an aggregate of approximately 60.6 million shares of USA Networks at exercise prices ranging between $27.50 and $37.50. In addition to its common interest in the partnership, USA Networks will receive a cash distribution of approximately $1.6 billion, and will receive Class A preferred interests of the partnership having a face value of $750 million and Class B preferred interests of the partnership having a face value of $1.75 billion. The Class A preferred interests mature 20 years from the date of issuance and have an annual pay-in-kind dividend of 5%, accruing quarterly. On the maturity date, the Class A preferred interests will be entitled to receive an amount in cash equal to the face amount plus accrued and unpaid dividends. The Class B preferred interests have a face amount of $1.75 billion, bear an annual pay-in-kind dividend of 1.4%, accruing quarterly, and an annual cash dividend of 3.6%, aggregating a 5% annual dividend. The Class B preferred interests are not redeemable by the partnership; however, USA Networks has the right to put such interests to the partnership, and the partnership has the right to call such interests, at any time after the 20th anniversary of issuance, for a price equal to the face amount plus accrued and unpaid dividend. Such price is payable in shares of USA Networks common stock, valued at fair market value, subject to a maximum of 56,611,308 shares of USA Networks common stock being payable upon such redemption of the Class B preferred interests. The Class A preferred interests and the Class B preferred interests will rank equally and will be the most senior equity interests in the partnership as to distributions and upon liquidation.

     Also as described under "--General Development of the Business - Recent Developments" above, we have entered into a separate agreement with Vivendi Universal, pursuant to which Vivendi Universal will acquire from us certain assets, including a portion of our beneficial ownership interests in USA Networks, in exchange for Vivendi Universal ADSs. In connection with this transaction, we have agreed not to purchase additional shares of Vivendi Universal for a period of four years following the closing, subject to certain exceptions. The Vivendi Universal ADSs we receive will be registered under the Securities Act for resale by us, but a portion of the ADSs will be subject to certain transfer restrictions.

     The closing of our transaction with Vivendi Universal and the closing of Vivendi Universal's transaction with USA Networks are conditioned on one another. If the foregoing transactions are consummated, the governance and stockholders agreements that we have entered into with USA Networks, Vivendi Universal and Mr. Diller will be amended. As a result, some of our rights under these agreements would change. Among other things, the amended agreements would limit our veto rights with respect to certain fundamental changes relating to USA Networks. In addition, under the amended agreements we will retain our right to designate two directors to the USA Networks board of directors for so long as we continue to beneficially own 75% of the USA Networks equity securities that we own at the time of the closing of the foregoing transactions and we continue to meet other ownership thresholds. If, however, we cease to beneficially own 75% of the USA Networks equity securities that we own at the time of the closing of the foregoing transactions but we continue to own at least 50% of such securities and we beneficially own at least 5% of the total outstanding equity securities of USA Networks, we will have the right to designate one director to the USA Networks' board of directors. Certain of our rights under the agreements, such as rights of first refusal on sales by Mr. Diller and Vivendi Universal, tag-along rights and drag-along rights, would continue under the amended agreements; however, Vivendi Universal's right to call, and our right to put, our interest in USA Networks would terminate, as would the restriction on our ability to acquire more than 20% of the outstanding common stock of USA Networks, and Vivendi Universal would cease to have a right of first refusal on certain transfers of USA Networks shares by us. In addition, if the foregoing transactions are consummated, USA Networks' exclusive distribution of television programming produced by Universal and Universal's exclusive international distribution of television programming produced by USA Networks shall be terminated. If the foregoing transactions are not completed, the existing agreements will remain in effect. The closing of the foregoing transactions is subject to the approval of 66-2/3% of the outstanding voting securities held by unaffiliated stockholders of USA Networks.

     Upon completion of the foregoing transactions, USA Networks will change its name to "USA Interactive" and will be focused on integrating interactive assets across multiple lines of business, including ticketing, online travel, online dating, teleservices, electronic retailing and other interactive commerce services. We will own approximately 20% of USA Interactive and approximately 3% of Vivendi Universal.

     Telewest Communications plc - Content Division

     Telewest Communications is one of the United Kingdom's leading broadband communications and media groups and is comprised of two divisions: the Cable Division and the Content Division. For a discussion of Telewest's Cable Division, please see "Communications--Equity Method Affiliates--Telewest Communications plc- Cable Division" below.

     Telewest's Content Division supplies entertainment content, information and interactive services to the United Kingdom's multichannel television and on-line marketplace. Telewest is the largest supplier of basic (i.e. non-premium) thematic channels to the U.K. pay-television market, supplying approximately 20.4% of U.K. basic pay-television viewing in 2001 as measured by Broadcasters' Audience Research Board, Ltd. Telewest has four wholly owned channels and is BBC Worldwide's partner in UKTV, which currently has seven channels. Telewest provides management services to UKTV for a fee.

     Depending upon the affiliation agreement with the platform operator and the package chosen by the customer, Telewest's wholly owned and UKTV channels are available to customers of Telewest's own analog and digital cable systems, the digital satellite platform of British Sky Broadcasting Group plc (BSkyB), the analog and digital cable systems of NTL Incorporated, and the digital platform of ONdigital (a joint venture between Carlton Communications plc and Granada Group plc). These channels generate revenue based on the number of customers subscribing to programming packages carried by the relevant platform operators and by the sale of air time and sponsorship to advertisers and advertising agencies by Telewest's in-house advertising sales department. As of December 31, 2001, Telewest's wholly owned and UKTV channels were available to 10.4 million households. Telewest's advertising sales department represents the TV Travel Shop channel and Extreme Sports Channel, in addition to Telewest's wholly owned and UKTV channels. Advertising revenues represented approximately 28% of the Content Division's total 2001 revenues, including affiliate revenues from Telewest's Cable Division. Of the Content Division's 2001 affiliate revenues, approximately 53% was attributable to BSkyB, 25% to NTL and 22% to Telewest's Cable Division. The term of Telewest's affiliation agreements with BSkyB and NTL expire in December 2006 and in April 2002, respectively.

     Telewest's Content Division also has interests in transactional services, including an approximate 36% interest in sit-up Limited, which operates the U.K. home shopping channel, Screenshop, and bid-up.tv, an interactive auction channel, and an approximate 38% interest in TV Travel Shop Limited, the U.K.'s first home shopping travel channel. These services generate transactional revenues based on their sale of products and services through television and online. Telewest also has investments in other programming and production facilities, including Scottish Media Group plc and Maidstone Studios.

     Telewest's Content Division currently broadcasts its analog and digital services with Astra satellite transponders leased from Societe Europeene des Satellites pursuant to an agreement that expires in 2008.

     Ownership Interest. The core business of Telewest's Content Division is operated through its wholly owned subsidiary Flextech plc. Prior to April 2000, we held a 37% equity interest in Flextech, representing a 50% voting interest. In April 2000, Telewest acquired Flextech in a stock for stock transaction and integrated Flextech's business into Telewest's Content Division.

     Torneos y Competencias S.A.

     Torneos y Competencias is an independent producer of Argentine sports and entertainment programming that, through various affiliates, operates a sports programming cable channel; commercializes rights to televise sporting events via cable, satellite and broadcast television; sells billboard advertising; and owns interests in a radio station and a sports magazine. Torneos's emphasis is on soccer, and it has an exclusive agreement (except for certain cable broadcast rights held by an affiliate) with the Asociacion del Futbol Argentino (AFA) to produce and distribute matches between clubs in the Argentine professional soccer leagues. This agreement expires in 2010 unless extended to 2014 at Torneos's request. Torneos produces or coproduces, through its three television studios and the production facilities of its production partners, a number of successful soccer-based programs, including Futbol de Primera, El Clasico del Domingo and Futbol de Verano.

     Torneos's 50%-owned affiliate, Television Satelital Codificada S.A. (TSC), holds the commercial rights, with certain exceptions, in Argentina to certain official soccer matches of AFA's Premier League, which rights were assigned to it by its stockholders. TSC sells the right to televise specific matches to cable operators in the interior of Argentina, to an over-the-air broadcast television channel in the City of Buenos Aires and the greater Buenos Aires metropolitan area and, in certain cases, exclusively to the TyC Sports Channel. Another 50%-owned affiliate of Torneos, Tele-Red Imagen S.A. (Trisa), owns the TyC Sports Channel, the first dedicated sports cable channel in Argentina, which packages soccer programming coproduced by Torneos and other sporting events to which Trisa holds commercial rights, including non-AFA soccer cup games, hockey, volleyball and tennis. Trisa also holds commercial rights to produce and distribute certain motor racing, basketball and boxing events. Trisa coproduces motor racing events for distribution through over-the-air television in the City of Buenos Aires and the greater Buenos Areas metropolitan area and through cable operators in the interior of Argentina and produces a weekly basketball and a weekly boxing event for cable exclusive distribution.

     Torneos's magazine and sporting newspaper, El Grafico, covers Argentine and international sports, with special emphasis on soccer. Torneos also owns a 50% interest in T&T Sports Marketing Ltd., which owns the television rights until 2007, for the principal South American soccer tournament, the Copa Libertadores de America, a regional championship played by the champion and the runner-up soccer team of each country affiliated with the South American Soccer Confederation. Fox Pan American Sports LLC acquired the other 50% interest in T&T Sports Marketing in January 2002.

     Fox Pan American Sports LLC is a joint venture formed in January 2002 among us, Fox Sports International (a subsidiary of News Corp.), which is an operator of sports services in Latin America and throughout the world, and Hicks, Muse, Tate & Furst, Incorporated, an investment conglomerate with media holdings throughout Latin America and Europe. We own an approximate 11% interest in Fox Pan American Sports which was formed for the purpose of distributing Spanish language subscription television services comprised predominantly of sports programming in Latin America. Since its formation Fox Pan American Sports has been (and prior to such formation Fox Sports International was) a principal customer of Torneos. Torneos supplies most of the sports production for Fox Pan American Sports' Latin American signal, sells it soccer distribution rights and provides advertising and affiliate sales services. Through Fox Pan American Sports, Torneos anticipates a growing distribution for its programming outside of Argentina.

     Cablevision S.A., the Argentine cable company in which we own a 50% interest, also purchases programming from Torneos pursuant to affiliation agreements with TSC and Trisa. We have agreed with News Corp. and Torneos that we will exercise any control we have over Cablevision to cause Cablevision to comply with these affiliation agreements.

     Ownership Interest. We own a direct 40% interest in Torneos; an affiliate of Hicks Muse owns 20%, an affiliate of Telefonica S.A. owns 20% and the remaining 20% is owned by a joint venture between one of the founding shareholders of Torneos and us. Through this joint venture we hold an additional 14% interest in Torneos.

     Pursuant to a stockholders agreement among Liberty Media International (one of our subsidiaries) and the founding stockholders of Torneos, Liberty Media International retains, among others, (1) the right to participate with Torneos in any joint ventures formed to distribute sports programming in Argentina, Bolivia, Paraguay and Uruguay, (2) the right to use Torneos trademarks in connection with any such sports programming, (3) the right to match third party offers for direct-to-home distribution of Argentine Soccer Association events,
(4) the right to match third party offers to the remaining founder of Torneos for its shares in Torneos, and (5) the right to purchase as many Torneos shares as required to increase Liberty Media International's ownership in Torneos to 50%, at the price paid by Liberty Media International for its initial 35% interest.

     We are also party to other agreements with Torneos and affiliates of News Corp., which predate the formation of Fox Pan American Sports, pursuant to which, an affiliate of Fox Sports International is entitled to a right of first refusal to purchase sports programming for non-broadcast television in Latin America from Torneos and a right of first opportunity with respect to the creation, acquisition of a controlling interest in or management of any non-broadcast television channel that carries programming consisting predominantly of sports events, sports news and sports-related information by Torneos, subject to certain limitations. The foregoing rights will terminate at such time as we contribute our interest in Torneos to Fox Pan American Sports.

     In connection with the formation of Fox Pan American Sports, we and Hicks Muse entered into an agreement, pursuant to which we and Hicks Muse have agreed
(1) subject to the satisfaction of specified conditions, to contribute our interest in Torneos to Fox Pan American Sports, and (2) to vote all of our respective Torneos shares and to cause our respective nominees to Torneos' board of directors to vote their shares, in each case in a manner agreed upon by us and Hicks Muse, to the extent that any such shares are not held through Fox Pan American Sports. We and Hicks Muse also agreed to a mutual right of first offer relating to our respective Torneos shares, to the extent that the Torneos stockholders agreement terminates and we or Hicks Muse desire to transfer all of our respective Torneos shares (other than any such shares held through Fox Pan American Sports), and in connection with any such transfer in which the right of first offer is not exercised, the transferring party may compel the other party to sell its shares to the third party buyer.

Communications

     Cable television systems deliver multiple channels of television programming to subscribers who pay a monthly fee for the service. Video, audio and data signals are received at the cable system head-end over-the-air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television providers in most markets are currently upgrading their cable systems to deliver new technologies, products and services to their customers. These upgraded systems allow cable operators to expand channel offerings, add new digital video services, offer high-speed data services and, where permitted, provide telephony services. The implementation of digital technology significantly enhances the quantity and quality of channel offerings, allows the cable operator to offer video-on-demand, additional pay-per-view offerings, premium services and incremental niche programming. Upgraded systems also enable cable networks to transmit data and gain access to the Internet at significantly faster speeds, up to 100 times faster, than data can be transmitted over conventional dial-up connections. Lastly, cable providers have been developing the capability to provide telephony services to residential and commercial users at rates well below those offered by incumbent telephone providers. Each of these businesses represents a significant opportunity for cable providers to increase their revenue and operating cash flow from the traditional pay television services currently offered today.

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

Consolidated Subsidiaries
-------------------------

     Liberty Cablevision of Puerto Rico, Inc.

     Liberty Cablevision of Puerto Rico, Inc. is one of Puerto Rico's largest cable television operators based on number of customers. Liberty Cablevision of Puerto Rico operates three head ends, serving approximately 125,000 basic subscribers in the communities of Luquillo, Arecibo, Florida, Caguas, Humacao, Cayey and Barranquitas.

     At December 31, 2001, 100% of Liberty Cablevision of Puerto Rico's network had been rebuilt utilizing a minimum of 550 MHz bandwidth capacity. At December 31, 2001, Liberty Cablevision of Puerto Rico provided subscribers with 63 analog channels. In some service areas, Liberty Cablevision of Puerto Rico offers 165 digital channels.

     A significant portion of Liberty Cablevision of Puerto Rico's cable network consists of fiber-optic and coaxial cable. This infrastructure allows Liberty Cablevision of Puerto Rico to offer enhanced entertainment information and telecommunications services and, when and to the extent permitted by law, cable telephony services. Liberty Cablevision of Puerto Rico currently offers its subscribers pay-per-view events, digital cable and premium movies. As it introduces new revenue generating products and services, such as interactive services, Liberty Cablevision of Puerto Rico expects to market aggressively those products and services to its subscribers in areas with sufficient bandwidth capacity. Liberty Cablevision of Puerto Rico expects to begin offering high speed data transmission services and Internet access using high speed cable modems to its subscribers during the first half of 2002.

     Liberty Satellite & Technology, Inc.

     Currently, Liberty Satellite & Technology, Inc. conducts its business as the general manager of Liberty Satellite LLC, a joint venture between us and LSAT, and through strategic investments in and contractual arrangements with various entities that operate, or are developing satellite and terrestrial wireless networks for broadband distribution of Internet access, video programming, streaming media and other data. Most of the businesses in which LSAT has strategic investments are in the development stage and operate at substantial losses.

     Concurrent with our March 2000 investment in LSAT described below, we formed Liberty Satellite LLC to hold and manage interests in entities engaged globally in the distribution of Internet data and other content via satellite and related businesses. We contributed cash and interests in XM Satellite Radio Holdings Inc., Wildblue Communications, Inc., LSAT Astro LLC and the Sky Latin America satellite businesses in exchange for an approximate 89% ownership interest in the joint venture. LSAT contributed its interest in JATO Communications Corp. and General Motors Class H common stock (net of LSAT's liability for any stock appreciation right relating to those shares) in exchange for an approximate 11% ownership interest in the joint venture. LSAT manages the business and affairs of Liberty Satellite LLC. In a related transaction, LSAT paid us $60 million in the form of an unsecured promissory note in exchange for an approximate 14% managing ownership interest in LSAT Astro LLC, a limited liability company that owns an approximate 32% interest in ASTROLINK International LLC. The remaining 86% of LSAT Astro LLC was contributed by us to Liberty Satellite LLC, as indicated above.

     Ownership Interest. In March 2000, we completed a transaction with LSAT in which we purchased shares of LSAT's Series A 12% Cumulative Preferred Stock with a liquidation value of $150 million and shares of LSAT's Series B 8% Cumulative Convertible Voting Preferred Stock with a liquidation value of $150 million in exchange for our economic interest in 5,084,745 shares of Sprint PCS Group stock, valued at approximately $300 million as of March 14, 2000. This preferred stock is senior to all other classes and series of capital stock of LSAT. The Series A preferred stock does not have voting rights and is not convertible into common stock. The holders of the Series B preferred stock have voting rights representing, in the aggregate, approximately 85% of the total voting power of LSAT and vote together with the holders of all other classes or series of voting stock of LSAT, except as required by law. In addition, the Series B preferred stock is convertible at the option of the holder into shares of Series B common stock at a conversion price of $8.84 per share of Series B common stock, subject to adjustments as described in the Certificate of Designation for the Series B preferred stock.

     We have entered into definitive agreements with LSAT whereby we will contribute to LSAT our 100% ownership interest in Ascent Entertainment (which owns substantially all of our 63% interest in On Command) and our 89% ownership interest in LSAT LLC in exchange for 340 million shares of LSAT Series B common stock. Subsequent to the consummation of this transaction, we will hold equity securities representing 84% of the common equity and 98% of the outstanding voting power of LSAT. This transaction is subject to customary closing conditions, including LSAT shareholder approval. We anticipate that this transaction will be consummated in April 2002.

     TruePosition, Inc.

     TruePosition, Inc. develops and markets technology for locating wireless phones and other wireless devices, enabling wireless carriers, application providers and other enterprises to provide E-911 and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to an FCC mandate requiring wireless carriers to implement wireless location technology. In August 2001, TruePosition entered into a deployment agreement with Cingular Wireless.

     The TruePosition(R) Wireless Location System(TM) is a passive overlay system designed to enable mobile wireless service providers to determine the location of any wireless device, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Wireless Location System calculates the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. TruePosition measures transmissions occurring on the reverse control or voice channel of wireless telephones and uses TDOA and AOA techniques to calculate the geographic location, as well as the direction of travel and velocity of a telephone or other wireless transmitter. TruePosition technology offerings cover all of the major wireless air interfaces such as Time Division Multiple Access (TDMA), Code Division Multiple Access (CDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

Equity Method Affiliates
------------------------

     Telewest Communications plc - Cable Division

     Telewest Communications is one of the United Kingdom's leading broadband communications and media groups and is comprised of two divisions: the Cable Division and the Content Division. For a discussion of Telewest's Content Division, please see "Video Programming and Interactive Television Services-- Equity Method Affiliates--Telewest Communications plc - Content Division" above.

     Telewest's Cable Division provides cable television services, residential and business cable telephone services and Internet access to subscribers in the United Kingdom. Telewest provides cable television services over a broadband network that consists of a national digital head-end, regional head-ends, multiple fiber-optic cables that transmit signals from the regional head-ends to fiber-nodes, and high bandwidth coaxial cable that distributes the signals to individual customer homes. In 1999, Telewest began offering Internet access through a national Internet Protocol network that provides the basis for Telewest's interactive services platform. Telewest's network has a high bandwidth with 64% of the network operating at 750 MHz capacity, 6% of the network operating at 650 MHz capacity, 23% of the network operating at 600 MHz capacity, and 7% of the network operating on a "Switchedstar" capacity (a term used to connote a unique network architecture that remains in three of its franchises). Telewest's broadband network offers both analog cable and digital television. As of December 31, 2001, 54% of Telewest's approximately 1.3 million cable subscribers subscribed to Telewest's digital television service.

     As of December 31, 2001, Telewest's franchised service areas covered approximately 37% of the homes in areas of the United Kingdom for which cable franchises have been awarded. At that date, these franchises together included approximately 6.3 million homes and over 445,000 businesses. As of December 31, 2001, the network in these franchises passed approximately 4.9 million homes, and Telewest marketed its services to approximately 4.7 million of these homes.

     Telewest holds a franchise-specific telecommunications license for each of its cable franchises, pursuant to which it is authorized to operate and install the physical network used to provide cable television and telecommunications services in each franchise area. It also holds two national telecommunications licenses which allow it to provide telecommunications networks and services outside its franchise areas. Telewest's franchise specific telecommunications licenses were awarded for periods of between 15 and 23 years and its national telecommunications licenses were awarded for 25 years each. Telewest's telecommunications licenses are non-exclusive. On expiration, a telecommunications license cannot be extended and application must be made for a new license.

     Telewest uses its own broadband network, together with twisted-pair copper wire connections for final delivery to the customer premises, to provide telephony services to its customers. Telewest has installed its own telephone switches, which permit it to minimize fees otherwise charged by public telephone companies and to offer a variety of value-added services without relying on public telephone operators for implementation. As of December 31, 2001, Telewest's Cable Division had approximately 1.8 million residential telephone lines and 445,000 business telephone lines.

     Telewest also offers home access to the Internet in all of its franchises. Telewest offers both high speed cable modem and dial up Internet services to its customers. As of December 31, 2001, Telewest had 388,000 Internet subscribers including 85,000 high-speed customers. Telewest reports that approximately 69% of its customers subscribe for any two or more of its cable television, telephony and high speed Internet services.

     Telewest's Cable Division obtains some of its programming from Telewest's Content Division and the balance from a variety of sources, including BSkyB, terrestrial broadcasters and other programming suppliers. Contracts with programming suppliers generally run from six months to five years, and provide for the payment by Telewest of fees based on the number of its customers subscribing to a particular channel. Like all U.K. cable operators, Telewest obtains a significant amount of its premium programming and some of its basic programming from BSkyB, historically the exclusive supplier of most premium programming in the U.K., including Sky Sports and the most popular premium subscription film channels available in the U.K. Telewest purchases premium programming from BSkyB pursuant to an industry rate card. The industry rate card sets out the terms and conditions for the supply of programming by BSkyB to U.K. cable operators that do not have separate agreements with BSkyB. In addition to providing programming to cable operators, BSkyB competes with Telewest and other U.K. cable operators by offering its programming directly to its own analog and digital satellite customers. Certain programming carried by BSkyB's digital service, including a popular sports program, is not available to Telewest's digital subscribers.

     Terms of Ownership. By virtue of the Articles of Association of Telewest and a relationship agreement among Telewest, Microsoft Corporation (which owns approximately 23.6% of the common equity of Telewest) and us, for so long as we or Microsoft holds 15% of the ordinary shares of Telewest, we or Microsoft, as applicable, each has the right to appoint and remove three of the 16 members of Telewest's board of directors and the consent of each of us is required for certain fundamental matters. Such fundamental matters include material acquisitions and dispositions, borrowings in excess of specified amounts, issuances of additional shares, the appointment or removal of the chief executive and an increase in the number of directors. The consent of each of us is also required for the appointment of any of the independent directors of Telewest. We and Microsoft have agreed to exercise our voting rights as stockholders, and to cause our representatives to Telewest's board to vote (subject to their fiduciary duties), in such manner as we may agree or, if we are unable to agree, in the manner most likely to continue the status quo.
This voting agreement does not extend to the fundamental matters referred to above or the approval of independent directors. We understand, however, that in response to regulatory concerns Microsoft has made commitments to the effect that it will not withhold its consent to the appointment of any independent director, will not veto the appointment or removal of the chief executive officer and will vote its shares (and cause its board representatives to vote) in the manner recommended by Telewest's independent directors, unless we do not agree to vote in accordance with the independent directors' recommendation and require Microsoft pursuant to our relationship agreement to vote in the manner most likely to continue the status quo. Telewest has granted Microsoft and us certain preemptive rights on specified share issuances and has agreed to certain restrictions on its ability to engage in businesses in the United Kingdom outside of cable television, cable telephony and wireless telephony.

     We and Microsoft have agreed that any proposed transfer of our respective Telewest shares will be subject to rights of first refusal in favor of the other party, subject to certain exceptions. In addition, we each have the right to trigger a put/call procedure in the event the other is deemed to undergo a change of control. For so long as MediaOne, a subsidiary of AT&T that holds less than 2% of the common equity of Telewest, retains any equity interest in Telewest, that interest will be subject to substantially similar terms as those described in this paragraph with respect to our and Microsoft's interest in Telewest.

     Jupiter Telecommunications Co., Ltd.

     Jupiter is a broadband provider of integrated entertainment, information and communication services in Japan and is currently the largest provider of cable television services in Japan based upon the number of customers served.

     Jupiter operates its broadband networks through 19 individually managed cable franchises. Jupiter is the largest stockholder in each of these managed franchises. Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources. Jupiter's distribution network, which is composed of a combination of fiber-optic and coaxial cable, transmits signals between the headend facility and the customer locations. Of Jupiter's network, 95% operates at 750MHz capacity and 5% operates at 450MHz capacity. Jupiter provides traditional analog cable services in all of its managed franchises and, in 2001, began providing digital and interactive television services in some of its franchises. As of December 31, 2001, Jupiter's network passed approximately
5.6 million homes and served 1,192,000 basic cable subscribers.

     Jupiter currently offers telephony services over its own network in ten of its franchise areas. In the franchise areas where telephony services are available, Jupiter's headend facilities contain equipment that routes calls from the local network to Jupiter's telephony switches, which in turn transmit voice signals and other information over the network. As of December 31, 2001, Jupiter had 166,000 telephony subscribers. Jupiter currently provides only a single line to its telephony customers, most of whom are residential customers.

     Jupiter currently owns a 50% interest in @Home Japan Co., Limited, a joint venture with Sumitomo Corporation and At Home Asia-Pacific, L.P. Jupiter also owns a 25.8% interest in Kansai Multimedia Services, a provider of high-speed Internet access for cable system operators in the Kansai region of Japan. In association with these joint ventures, Jupiter offers high-speed Internet access in all of its managed franchises. As of December 31, 2001, Jupiter had 321,000 subscribers to its high speed Internet access service.

     In addition to its 21 managed franchises, Jupiter owns non-controlling equity interests, between 8% and 20%, in three cable franchises that are operated and managed by third-party franchise operators. As of December 31, 2001, the non-managed investments passed approximately 1.1 million homes and served 175,000 cable television and 58,000 high-speed Internet customers.

     Jupiter sources its programming through multiple suppliers including its affiliate, Jupiter Programming Co., Ltd. Jupiter's relationship with Jupiter Programming enables Jupiter to provide cost effective programming to its customers. We own 50% of Jupiter Programming. See "Jupiter Programming Co., Ltd." above for more information on Jupiter Programming.

     Ownership Interest. At December 31, 2001, we held an approximate 35% interest in Jupiter, Sumitomo held an approximate 38% interest in Jupiter and Microsoft Corporation held an approximate 15% interest in Jupiter. Microsoft was the majority stockholder of Titus Communications Corporation prior to its acquisition by Jupiter in September 2000. Titus was a major broadband provider of cable television, telephony and high-speed Internet access services in Japan. In March 2002, we acquired from Sumitomo, by means of a tender offer, a 1.28% equity interest in Jupiter for (Yen)2.731 billion (or approximately $21 million based on estimated exchange rates). As a result of this acquisition, our equity interest in Jupiter has increased to 36.28%, and Sumitomo's equity interest in Jupiter has decreased to 36.28%.

     In June 2001, we entered into a stockholder agreement pursuant to which we, Sumitomo and Microsoft have agreed that we will not transfer our interests in Jupiter, prior to an initial public offering of Jupiter stock, to a third party, without the other parties' written consent. In addition, with respect to any new issue of Jupiter securities, we are entitled to subscribe for a number of shares that would allow us to maintain our voting interest in Jupiter. We, Sumitomo and Microsoft have agreed that certain specified actions by Jupiter will require unanimous consent of the three parties.

     Jupiter's board of directors consists of thirteen members, of which we have the sole right to nominate three non-executive directors. In addition, we have the sole right (1) to nominate a person to fulfill the position of chief operating officer if that position is vacant and (2) to remove a person serving as chief operating officer from office for any reason, including a reason other than for cause. Sumitomo holds similar rights with respect to the Chief Executive Officer of Jupiter; and Sumitomo and we hold joint rights to appoint certain other executive officers of Jupiter. Furthermore, we, Sumitomo and Microsoft have agreed not to acquire or invest, to the extent of more than a 10% equity interest, in any broadband businesses serving residential customers in Japan without first offering such an acquisition or investment opportunity to Jupiter. The shareholders agreements expire March 31, 2002, but may be extended.

     UnitedGlobalCom, Inc.

     UnitedGlobalCom, Inc. is one of the largest broadband communications providers outside the United States based upon the number of customers served. UnitedGlobalCom provides video distribution services in 26 countries worldwide and telephone and Internet access services in a growing number of international markets. UnitedGlobalCom's operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America.

     European Operations

     UnitedGlobalCom's European operations are conducted through its 53.1% owned, publicly traded subsidiary UPC, which is one of the largest Pan-European broadband communications companies (in terms of number of customers) providing video, telephone and Internet access services to 17 countries in Europe and Israel. As of December 31, 2001, UPC's operating systems had approximately 7.2 million aggregate subscribers to their basic cable video services. UPC's operations are organized into three principal divisions: UPC Distribution, Priority Telecom CLEC and UPC Media.

     UPC Distribution comprises UPC's local operating systems, which deliver video and, in many of UPC's Western European systems, telephone and Internet
services to residential customers.   UPC offers advanced analog video services,
a range of pay-per-view services and a large choice of radio programs. UPC began offering digital video services in the Netherlands, its largest market, during 2000 and currently offers digital video services in the Netherlands, France, Austria, Norway and Sweden. The rollout of digital services will involve significant capital investment and the use of new technologies. UPC may not be able to complete the rollout of digital services on its planned schedule.

     UPC offers local telephone services over its network, under the brand name Priority Telecom, to the residential market in its Austrian, Dutch, French and Norwegian systems. UPC also has a traditional switched telephone network in Hungary and the Czech Republic. Each of UPC's operating companies that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. UPC has experienced, and may continue to experience, difficulties in operating under its interconnection agreements with incumbent telecommunications carriers, including in Austria. Priority Telecom N.V. is a subsidiary of UPC that is a publicly listed competitive local exchange carrier. Priority Telecom provides telephone services to business customers in metropolitan areas in the Netherlands, Austria and Norway, with approximately 7,800 business customers at December 31, 2001. Priority Telecom also manages the interconnection relationships for UPC's local operating systems.

     UPC Media operates UPC's Internet and video content and programming businesses. During most of 2001, UPC Media also operated all aspects of UPC's Internet business (chello broadband) for residential customers. UPC's local operating companies have entered into franchise agreements with chello broadband, which provides UPC's local systems with product development, customer support, local language broadband portals, and marketing support and until December 2001, Internet access, including high speed connectivity and caching, for a fee based upon a percentage of subscription and installation revenue. The Internet access, network and technological aspects of UPC's Internet business are now operated by the UPC Distribution division, with chello broadband
managing the portal and content aspect of the business.   At December 31, 2001,
UPC's local operating systems had approximately 510,600 residential subscribers to its high speed Internet access service (which we refer to in the table below as chello broadband service).

     The following table describes UPC's offerings throughout Europe:

     Country                        Services
     -------                        --------

     Western Europe

     Austria UPC Telekabel Group, consists of five Austrian corporations each of which own a cable television operating system. UPC owns 95% of, and manages, each UPC Telekabel Group company, with the respective cities in which the operating systems are located owning the remaining 5% in each company. UPC Telekabel Group provides cable television and communications services to Vienna and other Austrian cities. Telekabel's upgraded networks offer analog cable service, digital cable service, pay-per-view services, Internet access (including chello broadband) services, and cable telephone services.

     Belgium UPC owns 100% of UPC Belgium, which services selected areas of Brussels and Leuven. UPC Belgium offers analog cable service, pay-per-view services and Internet access (including chello broadband) service.

     France UPC owns 92% of UPC France, one of the largest cable television providers in France, whose major operations are located in suburban Paris, the Marne-la-Valle area east of Paris and Lyon, among other areas. UPC France offers analog cable service. In some of its systems, UPC France offers pay-per-view services, telephony service and chello broadband Internet access service. In 2001, UPC France launched a digital video product. UPC France holds a license to provide telephony services to an area covering 1.5 million homes in the eastern suburbs of Paris, which expires in 2013.

     Germany UPC owns 51% of UPC Germany, which owns the fourth largest independent German broadband cable operator with cable operations throughout Germany and its greatest concentration of operations in Nordrhein-Westfalen, Berlin/Brandenberg and Sachsen/Thueringen. In addition, UPC Germany holds an approximate 25% interest in another German cable operator. UPC Germany offers analog cable service and has recently introduced telephony service in Berlin on a trial basis. Of the shares of UPC Germany held by UPC, 22% are subject to a call by the minority shareholders for nominal consideration. On March 5, 2002, UPC received notice of the exercise of such call right, which if consummated will reduce its interest in UPC Germany to 29%.

     The Netherlands     UPC owns 100% of UPC Nederland, which holds UPC's
                         largest group of cable television systems. UPC
                         Nederland, which services the major cities of Amsterdam, Rotterdam and Eindhoven, among others, has constructed a national fiber backbone to interconnect its regional networks. Throughout these networks, UPC
                         Nederland offers analog cable service and pay-per-view services. Some of these networks offer cable telephony service and chello broadband Internet access service.
                         In 2001, UPC commenced the roll-out of digital video services.

     Norway UPC owns 100% of UPC Norge, which is Norway's largest cable television provider. Throughout its Norwegian service areas, UPC Norge offers multiple tiers of analog cable service. In the upgraded portions of its network, UPC Norge offers cable telephony service and chello broadband Internet access service. In 2001, UPC commenced the roll-out of digital video services.

     Sweden UPC owns 100% of UPC Sweden, which operates cable television systems servicing the greater Stockholm area. UPC Sweden offers analog cable service, and in some of its operating areas, offers Internet services. In 2001, UPC commenced the roll-out of digital video services. UPC Sweden leases some of its fiber optic cables from a city-controlled entity under a long-term arrangement and leases the rest of its fiber optic cables under several short-term arrangements.

Central and Eastern Europe

     Czech Republic      UPC owns 100% of UPC Czech, which provides cable
                         television services in the cities of Prague and Brno.
                         UPC Czech offers analog cable services and, through the Polish platform described below, direct-to-home satellite service. During 2001, UPC launched Internet services.

     Hungary UPC owns 100% of UPC Magyarorszag, which offers analog cable service, direct-to-home satellite service through the Polish platform described below, and chello broadband Internet service. UPC owns 98.9% of Monor, a provider of traditional telephone service.

     Poland UPC owns 100% of UPC Polska, which owns and operates the largest cable television system in Poland through regional clusters encompassing eight of the ten largest cities in Poland. Over 80% of UPC Polska's cable network uses pre-existing conduits of the Polish national telephone company pursuant to a series of agreements, allowing such use for an indefinite period or for fixed periods up to 20 years. A substantial portion of these contracts are terminable by the telephone company without penalty upon breaches of specified regulations. Certain of the agreements limit the use of the conduits for the delivery of cable television services. UPC Polska also offered direct-to-home satellite service until December 2001. UPC Polska sold its direct-to-home satellite business and assets to a subsidiary of Canal+ Group that conducts its Polish direct-to-home satellite business in exchange for a 25% equity interest in such subsidiary and cash.

     Romania UPC owns 100% of a cable television operator in Romania, having acquired the 30% interest held by the minority owners in the first quarter of 2002.

     Slovak Republic     UPC is the largest cable operator in the Slovak
                         Republic, offering analog cable service and, though the Polish platform, direct-to-home satellite service.

     Latin American Operations

     UnitedGlobalCom's primary Latin American operation is VTR GlobalCom S.A., a wholly owned multi-channel television provider and a growing provider of voice services in Chile. VTR is the largest provider (based on number of customers) of wireline cable television, multichannel multipoint distribution service (or
MMDS) and direct-to-home technologies in Chile. Wireline cable television is VTR's primary business representing approximately 95% of VTR's video subscribers. VTR's channel line-up consists of 50 to 65 channels segregated into two tiers of service, a basic tier offering 40 to 50 channels and a premium tier offering 14 channels. As of December 31, 2001, VTR had an estimated 56% market share of cable television services throughout Chile. VTR markets cable telephone service to its residential customers in several communities. As of December 31, 2001, approximately 51.4% of VTR's television homes passed were able to use VTR's telephone services. VTR has the necessary interconnect agreements with local carriers, cellular operators and long distance carriers to allow VTR to provide its telephone services. Inter-connect agreements are mandatory for all local carriers. In portions of its network, VTR also offers high speed Internet access, with 24,800 customers at the end of 2001. All Internet customers are required to take VTR's video service.

     UnitedGlobalCom provides content to various Latin American countries through its 50% ownership interest in MGM Networks LA, which currently produces and distributes three pan-regional channels that are currently distributed on most major cable and satellite systems in 17 countries throughout Latin America.

     UnitedGlobalCom also has a 49% interest in Jundiai, which holds nonexclusive cable licenses for the city of Jundiai in southern Brazil, a 100% interest in TV Show Brasil, an owner and operator of a 31-channel exclusively licensed MMDS system in Fortaleza, on the Northeast coast of Brazil, a 90.3% interest in Telecable, a regional cable television system based in Cuernavaca, Mexico and a 100% ownership interest in Star GlobalCom, a cable television system in Peru.

     Asia/Pacific Operations

UnitedGlobalCom's Asia/Pacific operations are primarily conducted through Austar United Communications Limited, a 55.8% owned publicly traded affiliate. Austar United owns the largest provider (based on number of customers) of subscription television services in regional Australia with a service area encompassing approximately 2.1 million homes and an approximate 41.6% interest in

TelstraClear, New Zealand's second largest full service communications company, providing telephone, cable television and Internet services to its residential and commercial customers.

     Austar primarily uses digital direct-to-home satellite and, to a lesser extent, wireless cable and cable distribution technologies for delivery of subscription television services.

     Austar has entered into programming agreements with Foxtel, a subsidiary of News Corp. and C&W Optus with remaining terms of two to five years. Pursuant to one of its agreements with Foxtel and its agreements with a subsidiary of News Corp., Austar has the exclusive rights to distribute the programs that are subject to the agreements, including Showtime, Encore and Fox Sports, via direct-to-home satellite and wireless cable within Austar's service area.
Austar also has exclusive rights in its service area to distribute, via direct-to-home satellite and wireless cable, six channels of programming supplied by XYZ Entertainment, including Discovery Channel and Nickelodeon.

     Ownership Interest. At December 31, 2001, we owned an approximate 20% common equity interest representing an approximate 40% voting interest in UnitedGlobalCom. Following consummation of the merger and other transactions described under "General Development of the Business - Recent Developments" above, we currently own an approximate 72% common equity interest, representing an approximate 94% voting interest, in New United. New United owns 99.5% of the common stock of UnitedGlobalCom, which has 50% of the voting power of the outstanding stock of UnitedGlobalCom in the election of directors and 99.5% of the voting power on all other matters.

     Our interest in New United is subject to the terms of New United's restated certificate of incorporation and bylaws, as well as certain stockholders and standstill agreements entered into in connection with the consummation of the transactions with New United. Pursuant to those arrangements, until June 2010, unless the agreements are earlier terminated, we will control the election of four members of New United's 12-member board of directors, and the Founders will control the election of the remaining eight members of New United's board of directors. In addition, New United may not take certain actions without first receiving the consent of a majority of the New United directors elected, or designated for election, by us. Subject to certain exceptions, we have agreed to vote our shares of New United common stock either as recommended by New United's board of directors or in the same proportion as all other holders of New United common stock on all matters submitted to a vote of stockholders, other than the election or removal of directors, or a merger, sale or similar transaction involving New United. We have agreed to vote our shares against any merger, consolidation, dissolution or sale of all or substantially all of New United's assets not approved by New United's board of directors. We are entitled to exchange shares of low-vote New United common stock held by us for high-vote shares on a one-for-one basis. We are also entitled to exchange shares of common stock of UPC or any other affiliate of New United acquired from UPC or such affiliate for high-vote shares of New United common stock on terms specified in the stockholders agreement. We are entitled to preemptive rights in the event of certain issuances of New United common stock that would dilute our economic interest in New United by a specified amount, and a proportional purchase right to acquire additional high-vote securities in the event of certain issuances of shares of high-vote common stock by New United. We have agreed to certain limitations on our ability to acquire additional common stock of New United and to take certain other actions with respect to New United, such as soliciting proxies, soliciting or encouraging offers for New United and exercising appraisal rights. We have also agreed to certain limitations on our ability to transfer equity securities of New United, other than to our affiliates or in compliance with the stockholders agreement, or to convert our high-vote stock to low-vote stock. Pursuant to the stockholders agreement, we are subject to a right of first offer in favor of the Founders in connection with proposed transfers by us of shares of high-vote New United common stock to a third party or proposed conversions by us of high-vote New United common stock to low-vote New United common stock. We are entitled to a right of first offer in connection with proposed transfers by the Founders of shares of high-vote New United common stock to a third party or proposed conversions by the Founders of high-vote New United common stock to low-vote New United common stock. If we or the Founders decline to exercise the right of first offer, then the party proposing to transfer shares of high-vote New United common stock must first convert the shares to low-vote New United common stock, unless in the case of a proposed transfer by the Founders, the shares being transferred represent at least a majority of all high-vote shares owned by the Founders, their permitted transferees and any other person that the Founders have designated to purchase shares from us under the Founders' right of first offer. If we propose to transfer a majority of the shares of high-vote New United common stock held by us to a third party, the Founders are entitled to "tag-along" rights to sell a proportional amount of the shares of high-vote New United common stock held by them. We are entitled to substantially similar "tag-along" rights if the Founders propose to transfer a majority of the shares of high-vote New United common stock held by them to a third party. In addition, if the Founders propose to transfer a majority of the shares of high-vote New United common stock held by them to a third party, the Founders may exercise "drag-along" rights to cause us to sell, at our election, either all of the shares of high-vote New United common stock held by us, all of the shares of New United common stock held by us, or a proportionate amount of each class of New United common stock that we own.

     Cablevision S.A.

     Cablevision S.A. is one of the largest cable television operators in Argentina in terms of customers served. Approximately 52% of Cablevision's distribution network operates at 750MHz capacity, 18% operates at 550MHz capacity and 30% operates at 450MHz capacity. Cablevision holds non-exclusive licenses to provide cable television services in the city of Buenos Aires and the surrounding metropolitan area, which is the wealthiest and most populous region in Argentina, as well as in Rosario, Santa Fe, Parana, Chaco, Misiones, Bahia Blanca, Cordoba and Salta. As of December 31, 2001, Cablevision's network passed approximately 3.5 million homes, and Cablevision had 1.4 million analog cable subscribers. Cablevision offers high-speed data transmission and Internet access using two-way, high-speed cable modems, and is able to offer interactive services, in each case, in areas where its distribution system has been built to 750 MHz. As of December 31, 2001, Cablevision had 50,000 Internet subscribers.

     Ownership Interest. Prior to April 2001, we held an approximate 28% interest in Cablevision, a subsidiary of Hicks Muse held an approximate 36% interest in Cablevision and a subsidiary of Telefonica S.A., the Spanish telephone company, held an approximate 36% interest in Cablevision. In April 2001, the three stockholders effected a restructuring pursuant to which we and Hicks Muse each purchased a portion of Telefonica's interest in Cablevision. As a result of this transaction, we and Hicks Muse each indirectly own a 50% equity interest in Cablevision.

     Our interest in Cablevision is subject to a stockholders' agreement entered into with the affiliates of Hicks Muse that hold the other 50% interest in Cablevision. Pursuant to the stockholders' agreement, we may currently designate five of the ten members of the board of directors of Cablevision and affiliates of Hicks Muse may designate the other five members. In addition, for so long as we and Hicks Muse each own at least 40% of Cablevision, either we or Hicks Muse may designate the chairman with the other designating the vice chairman in alternating years. In 2001, our affiliates designated the chairman and affiliates of Hicks Muse designated the vice-chairman, and, pursuant to a parents' agreement entered in connection with the formation of Fox Pan American Sports, we and Hicks Muse have agreed to extend the term of office of our designated chairmen until April 2003. Following that time, the alternating designation rights with respect to chairmanship provided for in the stockholders' agreement shall resume. Pursuant to the stockholders' agreement, our interest in Cablevision and that of Hicks Muse is subject to a right of first refusal in favor of the other. Following April 30, 2002, our respective interests are also subject to a buy/sell provision, pursuant to which either stockholder, if it holds at least 40% of Cablevision at the time, may exercise its right to force the other stockholder, at the price designated by the exercising stockholder, to buy all of the exercising stockholder's interest in Cablevision or to sell to the exercising stockholder all of the non-exercising stockholder's interest in Cablevision, at the option of the non-exercising stockholder. We and Hicks Muse have also agreed that if either of us wishes to pursue a business opportunity that would compete with Cablevision's primary businesses, then that stockholder shall notify the board of directors of Cablevision of the opportunity and the board will have the right to decide whether to pursue the opportunity. If the board decides not to pursue the opportunity, the stockholder is free to pursue the opportunity without the involvement of Cablevision.

     Metropolis-Intercom S.A.

     Metropolis-Intercom S.A. is Chile's second largest cable operator based on the number of subscribers served. Approximately 77% of Metropolis-Intercom's distribution network operates at 750MHz capacity, 16% operates at 550MHz and 7% operates at 450MHz. Seventy seven percent of the network offers 80 channels at 200 MHz digital compression; 16% of the network offers 80 channels via standard analog transmission; and 6% of the network offers 63 channels via standard analog transmission. Metropolis-Intercom operates cable systems in nine of the most densely populated cities within Chile, including Santiago (the capital of Chile), Vina del Mar and Temuco. As of December 31, 2001, Metropolis-Intercom had 272,000 cable television subscribers.

     Metropolis-Intercom also offers high speed Internet access throughout its network. As of December 31, 2001, Metropolis-Intercom had 10,000 Internet subscribers.

     Ownership Interest. We own an indirect 50% interest in Metropolis-Intercom, which is owned 98% by Cordillera Comunicaciones Limitada, a partnership between us and Cristalerias de Chile, a large, publicly traded Chilean company with significant media interests. The remaining interests are owned, in equal portions, by one of our affiliates and an affiliate of Cristalerias.

     The board of directors of Metropolis-Intercom consists of ten members, all of whom are designated by Cordillera. We and Cristalerias each designate one-half of the managers of Cordillera and all actions by the managers require the consent of representatives of each partner. With certain exceptions, we, Cristalerias and Cordillera have each agreed not to compete with Metropolis-Intercom and not to pursue telephony opportunities in Chile. However, each partner in Cordillera has the unilateral right to terminate these non-competition covenants at any time, and we have agreed to a mutual waiver of the enforceability of these covenants through April 23, 2002.

     In addition, in May 2000 we entered into an agreement with Cristalerias, and certain related parties pursuant to which Cristalerias has the right to cause us to purchase from Cristalerias, at fair market value as determined by an independent investment bank, its indirect 50% interest in Metropolis-Intercom at any time prior to May 17, 2010. As part of this agreement we also gave Cristalerias the right to control the day to day operations of Metropolis-Intercom.

     Chorus Communication Limited

     Chorus Communication Limited is Ireland's largest cable and MMDS company outside Dublin based on number of customers served. Fifty percent of Chorus' network operates at 300MHz capacity, 40% operates at 540 MHz capacity and the remaining 10% operates at 750MHz capacity. Chorus provides multi-channel cable television, through wireless local loop and hybrid fiber-coaxial cable. Thirty-nine percent of Chorus' network offers cable service, and 61% of its network offers MMDS. As of December 31, 2001, Chorus had 227,000 cable and MMDS subscribers.

     Chorus currently owns and operates 39 cable television franchises and 9 MMDS licenses covering 24 geographical areas across Ireland, of which 22 are currently operational.

     Chorus also provides telephony services over portions of its network. As of December 31, 2001, Chorus had 10,000 telephony subscribers.

     Ownership Interest. We and Independent News and Media plc each own 50% of Princes Holding Limited, of which Chorus Communications Limited is a wholly owned operating subsidiary. Our interest in Princes Holding is subject to a shareholders agreement that we entered into with Independent News and Princes Holdings. Pursuant to the shareholders agreement, we and Independent News are each entitled to appoint and remove one director for each 16.67% equity interest in Princes Holdings that we or Independent News, as applicable, hold at the time of any election or removal of directors. As a result, we currently have the right to appoint and remove three of Princes Holdings' six board members, and Independent News currently has the right to appoint and remove the remaining three board members. In addition, for so long as we and Independent News each own at least 30% of Princes Holdings, either we or Independent News may designate the non-voting chairman of the board of Princes Holdings in alternating two year periods. Pursuant to the shareholders agreement, no board action may be taken with respect to certain material matters without the unanimous approval of the directors appointed by us and Independent News, provided that we and Independent News each own 30% of Princes Holdings' equity
at the time of any such action.   These material matters include, among other
things: (1) requiring any shareholder to make a capital contribution to Princes Holdings, (2) admitting a new shareholder, (3) effecting a merger, consolidation or similar transaction, (4) making any material change to the trade or business of Princes Holdings, (5) amending any material contract of Princes Holdings and (6) declaring any dividends. In addition, we and Independent News each have pre-emptive rights to purchase our pro rata share of any new issuance of Princes Holdings' equity, and we and Independent News each hold a right of first refusal with respect to any sale to a third party by the other shareholder of such other shareholder's interests in Princes Holdings, subject to specified exceptions. In addition, for so long as the selling shareholder holds at least a 50% equity interest in Princes Holdings, we and Independent News have tag along rights with respect to any sale to a third party by the other shareholder of at least a 5% equity interest in Princes Holdings. We and Independent News have agreed to provide Princes Holdings with a right of first opportunity with respect to the participation or investment in, or management of, any business in Ireland that competes with the business of Princes Holdings, and neither we nor Independent News may pursue any such opportunity unless Princes Holdings first declines to purse the opportunity, in each case subject to specified exceptions.

Regulatory Matters

     Domestic Video Programming, Interactive Television Services and Communications

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

     Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 has extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of such complaints, among other things. Even though we split off from AT&T, our ownership of Liberty Cablevision of Puerto Rico, Inc. presently subjects us and satellite-delivered programming services in which we have an interest to these rules.

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

     Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provided for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carried minority-controlled programming services. The regulations also grandfathered existing carriage arrangements that exceeded the channel limits, but required new channel capacity to be devoted to unaffiliated programming services until the system achieved compliance with the regulations. These channel occupancy limits applied only up to 75 activated channels on the cable system, and the rules did not apply to local or regional programming services. However, on March 2, 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, reversed the FCC's decision and remanded the rule to the FCC for further consideration. Even if these rules were readopted by the FCC upon remand, because of our split off from AT&T, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In the original rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

     In its March 2, 2001 decision, the Court of Appeals also reversed the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems in which a multiple system operator can have an attributable ownership interest. The FCC presently is conducting a rulemaking regarding this ownership limitation.

     The FCC's rules also generally had prohibited common ownership of a cable system and broadcast television station with overlapping service areas.
However, on February 19, 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's decision to retain the cable/broadcast cross-ownership rule was arbitrary and capricious and vacated the rule. The FCC may pursue Supreme Court review and/or initiate a new proceeding to consider other rules. Again, in view of our split off from AT&T, any such restrictions would have little impact on us based on our present ownership of cable systems. The FCC rules continue to prohibit common ownership of a cable system and MMDS with overlapping service areas.

     In August 1999, the FCC revised the attribution standards, which are used to implement the FCC's ownership rules, and adopted new attribution standards based upon a combination of equity, debt and other indicia of influence. On December 14, 2000, the FCC adopted further revised attribution standards. The new attribution criteria could limit our ability to engage in certain transactions involving broadcast stations, cable systems and MMDS systems. The ownership attribution standards used to enforce other rules, including the horizontal cable system ownership, channel occupancy limits, program access and program carriage rules, also were revised in October 1999. The Court of Appeals reversed these revised standards, in part, in its March 2, 2001 decision. The FCC is reviewing the horizontal ownership limitation and ownership attribution rules in its current notice of proposed rulemaking.

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

     Closed Captioning and Video Description Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, the programming companies in which we have interests are expected to incur significant additional costs for closed captioning. In July 2000, the FCC also adopted rules requiring certain broadcasters and the largest national video programming services to begin to provide audio descriptions of visual events for the visually impaired on the secondary audio program.

     Copyright Regulation. Liberty Digital's DMX/AEI Music service involves the distribution of copyrighted music. Liberty Digital has entered into a number of license agreements for distribution of copyrighted music. Under these agreements, Liberty Digital pays royalties for all music played on its services in the United States through residential, commercial or Internet distribution. Liberty Digital also has obtained the applicable licenses for distribution of commercial and residential music services outside the United States through various licensing agencies located in the foreign territories where its services are distributed. Certain license agreements with major music licensing organizations are being negotiated on an industry-wide basis and may require retroactive rate increases.

     Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

     Interactive Television. On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services over cable television. The FCC sought comment on, among other things, an appropriate definition of interactive television services, whether access to a high speed connection is necessary to realize interactive television capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The outcome of this proceeding and any rules ultimately adopted by the FCC could affect carriage of our contemplated interactive television services and the implementation of our access agreement with AT&T.

     Telephony Systems

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

     Broadcasters

     We also have nonattributable minority ownership interests in group owners of broadcast television stations. The FCC extensively regulates the ownership and operation of such stations through a variety of rules. Among other things, FCC regulations: (1) limit the number of television stations in which a person or entity may hold an attributable interest in local markets; (2) limit the common ownership of television stations and radio stations in a particular market; and (3) prohibit the common ownership of a broadcast station and a daily newspaper published in a community over which that station places a broadcast signal of certain strength. On February 19, 2002, the United States Court of Appeals for the

District of Columbia Circuit held that the FCC's decision to retain the national television station ownership rule was arbitrary and capricious and remanded the rule to the FCC for further consideration. The rule prohibited an entity from controlling television stations with a combined potential audience reach exceeding 35% of the aggregate national audience. The FCC has not announced whether it will pursue Supreme Court review and/or attempt to justify the existing rule, to revise the rule, or to eliminate it. The FCC also initiated a rulemaking proceeding on September 13, 2001, to reexamine the restriction on the ownership of a broadcast station and daily newspaper in the same community.

     Internet Services

     The Internet companies in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998 and extended through November 1, 2003 by recently enacted legislation, placed a three year moratorium on new state and local taxes on Internet access and commerce, and, under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. However, because of the increasing popularity and use of commercial online services and the Internet, a number of laws and regulations may be adopted with respect to commercial online services and the Internet. On March 14, 2002, the FCC issued a declaratory ruling that cable modem service is properly classified as an interstate information service (as distinguished from a "cable service" or a "telecommunication service") and is subject to FCC jurisdiction. Cable modem service provides high speed access to the Internet over cable system facilities, as well as many applications or functions that can be used with such access.
The FCC has initiated a rulemaking proceeding to examine issues such as: (1) scope of the FCC's jurisdiction to regulate cable modem service; (2) whether it is necessary or appropriate to require access by multiple Internet service providers; (3) whether there are legal or policy reasons for different regulatory approaches to wireline broadband and cable modem service; and (4) role of state and local franchising authorities in regulating cable modem service. We cannot predict what, if any, impact this ruling and rulemaking may have on Internet companies and services in which we have an interest.

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

International Video Programming, Interactive Television Services and Communications

     Some of the foreign countries in which we have, or propose to make, an investment regulate, in varying degrees, (1) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers, as well as the acquisition of, and foreign investments in, such operators and service providers, (2) the granting of broadcast licenses and the applicable terms and regulations, and (3) the distribution and content of programming and Internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and Internet services, among others. Regulations or laws that exist at the time we make an investment in a foreign subsidiary or business affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by our subsidiaries and business affiliates will not occur in the future. Regulation can take the form of price controls, service requirements, programming and other content restrictions, and restrictions on permissible levels of foreign ownership among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances we may be adversely affected by an overbuild by one or more competing cable operators. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and, hence, the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries. Foreign regulation, and changes in foreign regulation, could have an adverse effect on our business and the value of our investments.

Proposed Changes in Regulation

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

Competition

     Video Programming and Interactive Television Services

     The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. The programming companies in which we have interests directly compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry, including the proposed combinations of AT&T Broadband and Comcast Cable and of Echostar and DirecTV, could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, our programming services and our business affiliates' programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), pay-per-view services, online activities, movies and other forms of news, information and entertainment. The programming companies in which we have interests also compete, to varying degrees, for creative talent and programming content. Our management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts. In addition, HSN and QVC operate in direct competition with businesses that are engaged in retail merchandising.

     Communications

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

Internet Services and Technology

         The markets for Internet services, online content and products are relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Internet companies and web sites competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify in the future. The Internet companies and web sites in which we have interests compete, directly and indirectly, for members, visitors, advertisers, content providers and merchandise sales with many categories of companies, including: other Internet companies and web sites; publishers and distributors of traditional off-line media, such as television, radio and print; general purpose consumer online services, such as America Online and Microsoft Network; and vendors of information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services. Liberty anticipates that the number of such competitors will increase in the future.

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

Employees

         As of December 31, 2001, we had approximately 55 employees, and our consolidated subsidiaries had an aggregate of approximately 7,400 employees. Approximately 200 employees of Liberty Livewire, one of our consolidated subsidiaries, are represented by the International Alliance of Theatrical and Stage Employees. We believe that our employee relations are good.


Item 2.  Properties
-------  -----------

         We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased though our subsidiaries and business affiliates.

         Liberty Livewire owns or leases over 100 facilities throughout the world. Domestically, Liberty Livewire leases facilities with approximately 1.1 million square feet and owns facilities with approximately 450,000 square feet. Outside of the United States, Liberty Livewire leases facilities with approximately 300,000 square feet and owns facilities with 50,000 square feet. Nearly all of Liberty Livewire's facilities are built specifically for their technical and creative service operations.

         On Command leases its corporate headquarters in Denver, Colorado; and has leased 58,000 square feet and 131,000 square feet of light manufacturing and storage space in Denver, Colorado and San Jose, California, respectively. On Command also has a number of small leases throughout the United States, Canada, Mexico and Europe.

         Starz Encore Group owns its corporate headquarters in Englewood, Colorado. In addition, Starz Encore Group leases office space for its sales staff at 10 locations throughout the United States.

         Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.  Legal Proceedings
-------  ------------------

         Klesch & Company Limited v. Liberty Media Corporation, John C. Malone
         ---------------------------------------------------------------------
and Robert R. Bennett. On September 4, 2001, we entered into agreements with
----------------------
Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch is seeking damages in an unspecified amount. We believe all such claims to be without merit and, together with Messrs. Malone and Bennett, have filed an answer denying any liability to Klesch. We also have asserted counterclaims against Klesch seeking, among other things, a declaratory judgment to the effect that because Klesch has breached and repudiated an agreement that we entered into with Klesch in June 2001, we are relieved of any obligations that we might have to Klesch under that agreement. Those obligations would include, among other things, the obligation in certain events to pay to Klesch, as its sole compensation, fees equal to 3% of the value of specified assets acquired by us from Deutsche Telekom before the second anniversary of the date of that agreement, subject to an aggregate cap of Euro 165 million. Klesch has filed a reply denying all our counterclaims.

         Starz Encore Group LLC v. AT&T Broadband LLC and Satellite Services,
         --------------------------------------------------------------------
Inc. Starz Encore Group entered into a 25-year affiliation agreement in 1997
----
with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems. The affiliation agreement further provides that to the extent Starz Encore Group's programming costs increase above or decrease below amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore Group requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001 (which amount aggregated approximately $32 million for the year 2001). Excess programming costs payable by AT&T Broadband could be significantly larger in future years.

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

         On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, we and AT&T Broadband entered into various agreements whereby Starz Encore Group will indirectly receive payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

         From March 9, 1999 to August 10, 2001, we were a wholly-owned subsidiary of AT&T Corp. Effective August 10, 2001, AT&T effected our split-off pursuant to which our capital stock was recapitalized, and each outstanding share of AT&T Class A Liberty Media Group tracking stock was redeemed for one share of Liberty Series A common stock and each outstanding share of AT&T Class B Liberty Media Group tracking stock was redeemed for one share of Liberty Series B common stock. As a result of this split-off, our common stock began trading on the New York Stock Exchange on August 10, 2001 under the symbols LMC.A and LMC.B. Effective January 2, 2002, we changed the ticker symbol for our Series A common stock to "L." The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock for the period from August 10, 2001 to December 31, 2001; and for AT&T Class A and Class B Liberty Media Group tracking stock for the year ended December 31, 2000 and for the period from January 1, 2001 to August 9, 2001.

                                         Series A             Series B
                                  --------------------  ------------------
                                      High       Low       High      Low
                                  ----------   -------  --------   -------
2001
----
        First quarter             $    17.25     11.88     18.69     14.20
        Second quarter                 18.04     11.50     18.82     12.50
        Third quarter                  17.85      9.75     18.35     12.00
        Fourth quarter                 14.46     11.17     15.50     12.30

2000
----
        First quarter                  30.72     24.44     36.56     27.00
        Second quarter                 29.94     19.19     32.69     22.13
        Third quarter                  26.56     17.44     32.63     18.75
        Fourth quarter                 19.25     10.75     20.63     12.75

         As of February 28, 2002, there were approximately 6,600 and 400 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

         We have not paid any cash dividends on our Series A common stock and Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.


Item 6.  Selected Financial Data.
------   -----------------------

         The following tables present selected historical information relating to our financial condition and results of operations for the past five years.
The following data should be read in conjunction with our consolidated financial statements. We were a wholly-owned subsidiary of Tele-Communications, Inc.
("TCI") from August 1994 to March 9, 1999. On March 9, 1999, AT&T Corp. acquired
TCI in a merger transaction (the "AT&T Merger"). For financial reporting purposes, the AT&T Merger is deemed to have occurred on March 1, 1999. In connection with the merger, our assets and liabilities were adjusted to their respective fair values pursuant to the purchase method of accounting. For periods prior to March 1, 1999, our assets and liabilities and the related consolidated results of operations are referred to below as "Old Liberty," and for periods subsequent to February 28, 1999, our assets and liabilities and the related consolidated results of operations are referred to as "New Liberty." In connection with the merger, TCI effected an internal restructuring as a result of which certain assets and approximately $5.5 billion in cash were contributed to us.

                                                New Liberty             Old Liberty
                                       ---------------------------   -----------------
                                                December 31,            December 31,
                                       ---------------------------   -----------------
                                        2001       2000     1999      1998       1997
                                       -------    ------   -------   -------    ------
                                                        amounts in millions
Summary Balance Sheet Data
--------------------------
Investment in affiliates               $10,076    20,464    15,922     3,079     2,359

Investments in available-for-sale
   securities and other cost
   investments                         $23,544    19,035    28,593    10,539     3,971

Total assets                           $48,539    54,268    58,658    15,783     7,735

Debt, including current portion
  and call option obligations          $ 7,227     6,363     3,277     2,096       785

Stockholder's equity                   $30,123    34,109    38,408     8,820     4,707


                                                   New Liberty                                    Old Liberty
                                     -------------------------------------------    ----------------------------------------
                                        Year            Year        Ten months      Two months           Years ended
                                        Ended           Ended         ended           ended              December 31,
                                     December 31,    December 31,   December 31,    February 28,   -------------------------
                                         2001            2000           1999           1999           1998           1997
                                     ------------     ----------     -----------    ----------     ----------     ----------
                                                                  amounts in millions
Summary Statement of
--------------------
 Operations Data:
 ----------------

Revenue                                $    2,059          1,526            729            235          1,359          1,225

Operating income (loss)                $   (1,127)           436         (2,214)          (158)          (431)          (260)

Interest expense                       $     (525)          (399)          (135)           (26)          (104)           (40)

Share of losses of
 affiliates, net                       $   (4,906)        (3,485)          (904)           (66)        (1,002)          (785)

Gains (losses) on
 dispositions, net                     $     (310)         7,340              4             14          2,449            406

Net earnings (loss)                    $   (6,203)         1,485         (2,021)           (70)           622           (470)

Pro forma basic and diluted
 net earnings (loss) per
 common share (1)                      $    (2.40)           .57           (.78)          (.03)           .24           (.18)


-------------------
(1) The pro forma basic and diluted net earnings (loss) per common share for periods prior to our split off from AT&T is based upon 2,588 million shares of Liberty Series A and Series B common stock issued upon consummation of the split off.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ----------------------------------------------------------------
         Results of Operations.
         ---------------------

         The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

         From March 9, 1999 through August 9, 2001, AT&T Corp. ("AT&T") owned 100% of our outstanding common stock. During such time, the AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) were tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. We were included in the Liberty Media Group.

         On May 7, 2001, AT&T contributed to us assets that were attributed to the Liberty Media Group but not previously owned by us (the "Contributed Assets"). These assets included (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in Liberty Digital, Inc. ("Liberty Digital"). Subsequent to these contributions, our businesses and assets and those of our subsidiaries constituted all of the businesses and assets of the Liberty Media Group. The contributions have been accounted for in a manner similar to a pooling of interests and, accordingly, our financial statements for periods prior to the contributions have been restated to include the financial position and results of operations of the Contributed Assets.

         Effective August 10, 2001, AT&T effected our split-off pursuant to which our common stock was recapitalized, and each outstanding share of AT&T Class A Liberty Media Group tracking stock was redeemed for one share of Liberty Series A common stock and each outstanding share of AT&T Class B Liberty Media Group tracking stock was redeemed for one share of Liberty Series B common stock (the "Split Off Transaction"). Subsequent to the Split Off Transaction, we are no longer a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock remain outstanding. The Split Off Transaction has been accounted for at historical cost.

         Our domestic subsidiaries generally operate or hold interests in businesses which provide programming services including production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, certain of our subsidiaries hold interests in technology and Internet businesses, as well as interests in businesses engaged in wireless telephony, electronic retailing, direct marketing and advertising sales relating to programming services, infomercials and transaction processing. We also have significant interests in foreign affiliates, which operate in cable television, programming and satellite distribution.

         Our most significant consolidated subsidiaries at December 31, 2001, were Starz Encore Group LLC ("Starz Encore Group"), Liberty Livewire Corporation ("Liberty Livewire") and On Command Corporation ("On Command"). These businesses are either wholly or majority owned and are controlled by us and, accordingly, the results of operations of these businesses are included in our consolidated results for the periods in which they are wholly or majority owned and controlled.

         A significant portion of our operations are conducted through entities in which we do not have a controlling financial interest but do have the ability to exercise significant influence over the operating and financial policies of the investee. In these instances we use the equity method of accounting. Accordingly, our share of the results of operations of these businesses is reflected in our consolidated results as earnings or losses of affiliates. Included in our investments in affiliates at December 31, 2001 were USA Networks, Inc. ("USAI"), Discovery Communications, Inc. ("Discovery"), QVC, Inc. ("QVC"), UnitedGlobalCom, Inc. ("UnitedGlobalCom") and Telewest Communications plc ("Telewest").

         We also hold ownership interests in companies in which we do not have significant influence. The most significant of these include AOL Time Warner Inc. ("AOL Time Warner"), Sprint Corporation ("Sprint"), The News Corporation Limited ("News Corp.") and Motorola, Inc. ("Motorola") These investments are classified as available-for-sale securities and are carried at fair value. Realized gains and losses on disposition are determined on an average cost basis.

         AT&T's acquisition of Tele-Communications, Inc. ("TCI"), our former parent, by merger (the "AT&T Merger") on March 9, 1999 was accounted for using the purchase method. Accordingly, at the time of the merger, our assets and liabilities were adjusted to their respective fair values resulting in a new cost basis. For financial reporting purposes the AT&T Merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999, our assets and liabilities and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999, our assets and liabilities and the related consolidated financial statements are sometimes referred to herein as "New Liberty." "Liberty" refers to both New Liberty and Old Liberty.

Summary Of Operations

         Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. To enhance the reader's understanding, separate financial data has been provided in the table below, for the periods in which they were consolidated, for Starz Encore Group, Liberty Livewire and On Command due to the significance of those operations. The table sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue, and includes purchase accounting adjustments related to On Command that have not been "pushed down" to On Command's publicly available financial statements. Included in the other category are our other consolidated subsidiaries and corporate expenses. Some of our significant other consolidated subsidiaries include Liberty Digital, Inc., Pramer S.C.A. and Liberty Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is an owner and distributor of video programming services primarily in Argentina. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. The results of TV Guide are included for the two months ended February 28, 1999, after which time we began accounting for this investment using the equity method of accounting. We hold significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Under the Equity Method." Other items of significance are also discussed separately below.


         In order to provide a meaningful basis for comparing the years ended
December 31, 2001, 2000 and 1999, the operating results of New Liberty for the ten months ended December 31, 1999 have been combined with the operating results of Old Liberty for the two months ended February 28, 1999, for purposes of the following table and discussion. Depreciation, amortization and certain other line items included in the operating results presented below are not comparable between periods as a result of the effects of purchase accounting adjustments related to the AT&T Merger. The combining of predecessor and successor accounting periods is not permitted by generally accepted accounting principles.

                                                                      Combined Liberty
                                       -------------------------------------------------------------------------------------
                                          Year                         Year                          Year
                                         ended                        ended                         ended
                                       December 31,     % of        December 31,      % of        December 31,       % of
                                          2001         revenue          2000         revenue          1999          revenue
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                                                    dollar amounts in millions
Starz Encore Group
  Revenue                              $      863            100%    $      733            100%    $      640            100%
  Operating, selling, general
     and administrative                      (550)           (64)          (498)           (68)          (475)           (74)
  Stock compensation                          (88)           (10)          (163)           (22)          (286)           (45)
  Depreciation and
     amortization                            (157)           (18)          (157)           (21)          (149)           (23)
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Operating income (loss)         $       68              8%    $      (85)           (11)%   $     (270)           (42)%
                                       ==========     ==========     ==========     ==========     ==========     ==========
Liberty Livewire
  Revenue                              $      593            100%    $      295            100%    $       --             --
  Operating, selling, general
     and administrative                      (504)           (85)          (251)           (85)            --             --
  Stock compensation                           (3)            (1)            42             14             --             --
  Depreciation and
     amortization                            (136)           (23)           (55)           (19)            --             --
  Impairment of assets                       (313)           (54)            --             --             --             --
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Operating income (loss)         $     (363)           (63)%   $       31             10%    $       --             --
                                       ==========     ==========     ==========     ==========     ==========     ==========
On Command
  Revenue                              $      239            100%    $      200            100%    $       --             --
  Operating, selling, general
     and administrative                      (195)           (82)          (151)           (76)            --             --
  Depreciation and
     amortization                            (141)           (59)          (108)           (54)            --             --
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Operating loss                  $      (97)           (41)%   $      (59)           (30)%   $       --             --
                                       ==========     ==========     ==========     ==========     ==========     ==========
Other
  Revenue                              $      364            (a)     $      298            (a)     $      324            (a)
  Operating, selling, general
     and administrative                      (433)                         (286)                         (309)
  Stock compensation                          (41)                        1,071                        (1,682)
  Depreciation and
     amortization                            (550)                         (534)                         (435)
  Impairment of assets                        (75)                           --                            --
                                       ----------                    ----------                    ----------
       Operating income (loss)         $     (735)                   $      549                    $   (2,102)
                                       ==========                    ==========                    ==========

--------------------
(a)  Not meaningful.

         Certain of our consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment and for educational and informational programming. In addition, a significant portion of certain of the Programming Affiliates' revenue is generated by the sale of advertising on their networks. A prolonged downturn in the economy could have a negative impact on the revenue and operating income of the Programming Affiliates. Such an event could reduce the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings. In addition, a soft economy could reduce consumer disposable income and consumer demand for the products and services of the Programming Affiliates.

         We have one consolidated subsidiary (Pramer) and two equity affiliates (Torneos y Competencias S.C.A. and Cablevision S.A.) located in Argentina. While Argentina has been in a recession for the past four years, the Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to worsening economic and political conditions in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. While we cannot predict what future impact these economic events will have on our Argentine businesses, we note that during 2001 these businesses experienced significant adverse effects as customers began extending payments and lenders began tightening credit criteria. See additional discussion below.

         Consolidated Subsidiaries

         Starz Encore Group. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore Group entered into a 25-year affiliation agreement with TCI. TCI cable systems were subsequently acquired by AT&T in the AT&T Merger and operate under the name AT&T Broadband. Under this affiliation agreement with AT&T Broadband, AT&T Broadband pays fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. As a result of AT&T's acquisition of MediaOne Group, Inc. on June 15, 2000, the contracted payment amount increased by approximately 20%. After adjusting for the elimination of the former MediaOne contract, the net payment amount from the combined AT&T companies increased by approximately 10%. Substantially all of Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

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

         On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, we and AT&T Broadband entered into various agreements whereby Starz Encore Group will indirectly receive payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

         Revenue increased 18% and 15% in 2001 and 2000, respectively, as compared to the corresponding prior year. Such increases are due to increases in subscription units from all forms of distribution. At December 31, 2001, Starz Encore Group had 114.1 million subscription units, as compared to 87.9 million units at December 31, 2000 and 58.3 million at December 31, 1999. Such increases in subscription units were due primarily to an increase in subscribers to Starz Encore Group's thematic multiplex service, which increased from 27.6 million subscribers at December 31, 1999 to 52.5 million subscribers at December 31, 2000 and 76.0 million subscribers at December 31, 2001. Over the two-year period Encore, Movieplex, and Starz! subscribers increased (decreased) 37%, (7%), and 29%, respectively. At December 31, 2001, AT&T Broadband customers represented 16% of Starz Encore Group's total subscription units; and other cable, DBS, and other distribution represented 41%, 42% and 1%, respectively. AT&T Broadband customers generated $259 million or 30% of Starz Encore Group's revenue for the year ended December 31, 2001.

         Operating, selling, general and administrative expenses increased 10% and 5% during 2001 and 2000, respectively, as compared to the corresponding prior year, primarily due to an increase in programming expenses. Programming expenses increased due to an increase in programming license fees resulting from increased use of more expensive first-run films from certain movie studios. Higher marketing expenses and higher salaries and related payroll expenses also contributed to the increase in operating, selling, general and administrative expenses in 2001.

         Starz Encore Group has granted phantom stock appreciation rights to certain of its officers. Compensation relating to the phantom stock appreciation rights has been recorded based upon the fair value of Starz Encore Group as determined by a third-party appraisal. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Encore Group.

         As a result of the implementation of new accounting standards and the resulting elimination of goodwill amortization, we expect Starz Encore Group to generate improved operating income during 2002, as compared to 2001.

         Liberty Livewire. In April 2000, we acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group common stock and cash. In June 2000, we acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group common stock. Immediately following the closing of such transaction, we contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire. In July 2000, we purchased all of the assets relating to the post production, content and sound editorial businesses of SounDelux Entertainment Group, and contributed such assets to Liberty Livewire for additional Liberty Livewire stock. Following these transactions, we owned approximately 88% of the equity and controlled approximately 99% of the voting power of Liberty Livewire, and as a result, began to consolidate the operations of Liberty Livewire during the quarter ended June 30, 2000. Liberty Livewire is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

         During 2001, Liberty Livewire consummated several smaller acquisitions for an aggregate purchase price of $140 million. Increases in Liberty Livewire's revenue and expenses that are included in our consolidated results of operations for the year ended December 31, 2001 are due to (i) the inclusion of Liberty Livewire for a full year in 2001, as compared to six months in 2000 and (ii) the acquisitions made by Liberty Livewire in 2001.

         On a pro forma basis and assuming that all of the 2000 and 2001 acquisitions had been consummated on January 1, 2000, Liberty Livewire's revenue decreased $33 million or 5% in 2001, as compared to 2000; and expenses decreased $26 million or 5% in 2001. The decrease in revenue is due to weakness in the economy in general, and specifically in the entertainment and advertising industries in 2001. This weakness was magnified by the events of September 11, 2001. We believe that this pro forma discussion provides information that is useful in analyzing Liberty Livewire's business. However, pro forma operating results should be considered in addition to, and not as a substitute for, actual results.

         As a result of the weakness in the economy and in the entertainment and advertising industries discussed above, Liberty Livewire did not meet its 2001 operating objectives and has reduced its 2002 expectations. Accordingly, Liberty Livewire assessed the recoverability of its property and equipment and intangible assets and determined that an impairment adjustment was necessary. In addition, in the fourth quarter, Liberty Livewire made the decision to consolidate certain of its operations and close certain facilities. In connection with these initiatives, Liberty Livewire recorded a restructuring charge related to lease cancellation fees and an additional impairment charge related to its property and equipment. All of the foregoing charges are included in impairment of long-lived assets in our statement of operations.

         On Command. On March 28, 2000, we announced that we had completed our cash tender offer for the outstanding common stock of Ascent Entertainment Group, Inc. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer. On June 8, 2000, we acquired the remaining 15% of Ascent. On Command is a majority owned subsidiary of Ascent. On Command's principal business is providing pay-per-view entertainment and information services to hotels, motels and resorts. Upon completion of the tender offer, we consolidated the operations of On Command.

         The increase in On Command's revenue and expenses is due primarily to having 12 months of operations in our 2001 consolidated results, as compared to nine months of operations in our 2000 consolidated results. However, for the full year ended December 31, 2001, On Command experienced a 10% decrease in revenue and a 5% decrease in operating, selling, general and administrative expenses. The decrease in revenue is due primarily to a decrease in hotel occupancy rates in 2001. The lower hotel occupancy rates are attributable to a decrease in travel due to the events of September 11, 2001, as well as the downturn in the U.S. economy. Cost control measures instituted in the second half of 2001 by On Command resulted in the decrease in expenses. As a percentage of revenue, operating, selling, general and administrative expenses increased from 72% in 2000 to 76% in 2001 because certain of On Command's content fees and other room services costs do not vary with revenue or occupancy. Although, no assurance can be given, On Command anticipates that its cost control measures will result in improved margins in 2002.

         Other. Included in this information are the results of our other consolidated subsidiaries and corporate expenses.

         Revenue increased 22% and decreased 8% in 2001 and 2000, respectively, as compared to the corresponding prior year. The 2001 increase is attributable primarily to an increase in revenue at Liberty Digital due to the acquisition of AEI Network, Inc. in 2001. The 2000 decrease is primarily due to the deconsolidation of TV Guide on March 1, 1999, which accounted for $97 million of the decrease. The effect of the deconsolidation of TV Guide was partially offset by a $12 million increase in revenue at Pramer, a $20 million increase in revenue at Liberty Digital and a $12 million increase in revenue at other international subsidiaries. Ascent Network Services, Inc. which was acquired during March 2000 as part of the Ascent transaction, also contributed $17 million in additional revenue.

         Operating, selling, general and administrative expenses increased 51% and decreased 7% in 2001 and 2000, respectively, as compared to the corresponding prior year. The increase in 2001 is due primarily to increases in expenses at Liberty Digital of $54 million and True Position of $30 million. In addition, we incurred expenses related to our split off from AT&T which aggregated $11 million, and we incurred higher legal and consulting fees in 2001 related to our transaction with UnitedGlobalCom and our unsuccessful acquisition of six German cable systems. The 2000 decrease in expenses is primarily due to the deconsolidation of TV Guide, which accounted for $76 million of the decrease. The effect of the TV Guide deconsolidation was offset by start up expenses of $26 million at True Position, Inc. which was acquired on January 14, 2000 as part of the Associated Group transaction, increased expenses of $9 million at each of Pramer and Liberty Digital, and $11 million of expenses associated with the acquisition of Ascent Network Services.

         Depreciation and amortization were comparable over the 2001 and 2000 periods. Depreciation and amortization increased $99 million to $534 million in 2000 from $435 million in 1999. This increase was a result of the effects of purchase accounting adjustments related to the AT&T Merger and other acquisitions.

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

Other Income and Expense

         Interest expense was $525 million, $399 million, $135 million and $26 million for the years ended December 31, 2001 and 2000, the ten month period ending December 31, 1999 and the two month period ending February 28, 1999, respectively. The increase in 2001 is due to the issuance of our exchangeable debentures in 2000 and 2001, as well as the issuance of notes payable to UnitedGlobalCom in 2001. We repaid these notes payable in late 2001 and early 2002. The increase in interest expense during 2000 was a result of increased borrowings during the second half of 1999 and the first quarter of 2000.

         Dividend and interest income was $272 million, $301 million, $242 million and $10 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. The decrease in 2001 is primarily attributable to lower interest rates on our invested cash balances, combined with the elimination of Time Warner dividends subsequent to the merger of Time Warner and AOL. These decreases were partially offset by interest earned on certain debt securities that we purchased in the second and third quarter of 2001. The majority of these debt securities were contributed to UnitedGlobalCom in January 2002. The increase in dividend and interest income during the year ended December 31, 2000 primarily represents interest earned on our cash and cash equivalents, increased dividends from investments in News Corp. and Motorola and interest earned on cash balances at Ascent and Liberty Satellite and Technology, Inc. ("LSAT").

         During 2001 and 2000, we determined that certain of our cost investments experienced other-than temporary ("nontemporary") declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on recent quoted market prices. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The following table identifies such adjustments attributable to each of the individual investments as follows:

                                               Year ended December 31,
                                               -----------------------
         Investments                               2001        2000
         -----------                            ---------   ---------
                                                 amounts in millions

         AOL Time Warner                         $  2,052         --
         News Corp.                                   915         --
         Viacom, Inc. ("Viacom")                      201         --
         United Pan-Europe Communications, N.V        195         --
         Antec Corporation                            127         --
         Motorola                                     232      1,276
         Primedia                                      --        103
         Others                                       379         84
                                                 --------   --------
                                                 $  4,101      1,463
                                                 ========   ========

         We consider a number of factors in our determination of fair value including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) analysts' ratings and estimates of 12 month share price targets for the investee; (iv) the length of time that the fair value of the investment is below our carrying value; and (v) our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. In situations where the fair value of an investment is not evident due to lack of a public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such investment. As our assessment of the fair value of our investments and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions. Accordingly, we believe this policy is one of our critical accounting policies.

         Aggregate gains (losses) from dispositions during the years ended December 31, 2001 and 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999 were $(310) million, $7,340 million, $4 million and $14 million, respectively. The following table provides information regarding significant components of gains (losses) from dispositions for the years ended December 31, 2001 and 2000.

                                                        Year ended December 31,
                                                        ----------------------
         Transaction                                       2001        2000
         -----------                                    ---------   --------
                                                         amounts in millions

         Merger of Viacom and BET Holdings II, Inc.     $    559          --
         Merger of AOL and Time Warner                       253          --
         Exchange of our Gemstar  common stock for
           News Corp. ADSs                                  (965)         --
         Merger of Motorola and General Instruments           --       2,233
         Merger of Telewest and Flextech                      --         649
         Merger of TV Guide and Gemstar                       --       4,391
         Other                                              (157)         67
                                                        --------    --------
         Total                                          $   (310)      7,340
                                                        ========    ========

         In all of the above exchange transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received.

         We recognized a gain on issuance of equity by affiliates and subsidiaries of $372 million during the two months ended February 28, 1999, in connection with the acquisition by United Video Satellite Group of the TV Guide properties. Such gain is included in other, net in the accompanying consolidated statement of operations. Subsequent to the AT&T Merger, changes in our proportionate share of the underlying equity of one of our subsidiaries or equity method investees which result from the issuance of additional equity securities of such subsidiary or investee are recognized as increases or decreases in our consolidated statements of stockholders' equity.

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

         We use various derivative instruments including equity collars, put spread collars, bond swaps and foreign exchange contracts to manage fair value and cash flow risk associated with many of our investments, some of our variable rate debt and forecasted transactions to be denominated in foreign currencies. Each of these derivative instruments is executed with a counterparty, generally well known major financial institutions. While we believe these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect ourselves against credit risk associated with these counterparties we:

         . Execute our derivative instruments with several different counterparties, and
         . Execute derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- or Moody's rating of A3

         Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we consider nonperformance by any of our counterparties to be unlikely.

         Our counterparty credit risk by financial institution is summarized below:
                                                    Aggregate fair value
                                                  of derivative instruments at
         Counterparty                                 December 31, 2001
         ------------                            ------------------------------
                                                      amounts in millions

         Counterparty A                                     $      752
         Counterparty B                                            619
         Counterparty C                                            279
         Counterparty D                                            181
         Other                                                     232
                                                            -----------
                                                            $     2,063
                                                            ===========


         The adoption of Statement 133 on January 1, 2001, resulted in a cumulative increase in net earnings of $545 million (after tax expense of $356 million) and an increase in other comprehensive loss of $87 million. The increase in net earnings was mostly attributable to separately recording the fair value of our embedded call option obligations associated with our senior exchangeable debentures. The increase in other comprehensive loss relates primarily to changes in the fair value of our warrants and options to purchase certain available-for-sale securities.

         Realized and unrealized gains on financial instruments for the year ended December 31, 2001 included a $167 million unrealized gain related to call option obligations, a $616 million unrealized net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designated as hedging instruments, and a $275 million unrealized net gain for changes in the time value of options for fair value hedges. During the year ended December 31, 2001, we received cash proceeds of $329 million as a result of unwinding certain of our equity collars. Pursuant to Statement 133, the proceeds received less the offsetting impact of hedge accounting on the underlying securities resulted in $162 million of realized and unrealized gains on financial instruments in our consolidated statement of operations for the year ended December 31, 2001.

         We use the Black-Scholes model to estimate the fair value of our derivative instruments. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. We select a volatility rate at the inception of the derivative instrument based on the historical volatility of the underlying security and on the term of the derivative instrument. The volatility assumption is generally not changed during the term of the derivative instrument unless there is an indication that the historical volatility is no longer appropriate. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of our derivative instruments may differ materially from these estimates. Accordingly, we consider accounting for our derivative instruments to be one of our critical accounting policies.

         Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying security. Increases or decreases in the value of the underlying security above the principal amount of the senior exchangeable debentures were recorded as unrealized gains or losses on financial instruments in the consolidated statements of operations. If the value of the underlying security decreased below the principal amount of the senior exchangeable debentures there was no effect on the principal amount of the debentures.

         Upon adoption of Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on financial instruments in our consolidated statements of operations. During the year ended December 31, 2001, we recorded unrealized gains of $167 million related to the call option obligations.


Investments in Affiliates Accounted for Under the Equity Method

         Our share of losses of affiliates was $4,906 million, $3,485 million, $904 million and $66 million during the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. A summary of our share of losses of affiliates, including nontemporary declines in value and excess cost amortization, is included below:

                                                                    New Liberty                         Old Liberty
                                            --------------------------------------------------------   -------------
                                             Percentage       Year           Year        Ten months     Two months
                                            Ownership at      ended          ended          ended         ended
                                            December 31,   December 31,   December 31,   December 31,   February 28,
                                               2001           2001            2000          1999          1999
                                            -----------    -----------    -----------    -----------    -----------
                                                                            amounts in millions
    Discovery                                       50%    $     (293)          (293)          (269)            (8)
    QVC                                             42%            36            (12)           (11)            13
    USAI and related investments                    20%            35            (36)           (20)            10
    UnitedGlobalCom                                 20%          (751)          (211)            23             --
    Telewest                                        25%        (2,538)          (441)          (222)           (38)
    Jupiter Telecommunications Co.,
       Ltd.  ("Jupiter")                            35%           (90)          (114)           (54)            (7)
    Cablevision S.A. ("Cablevision")                50%          (476)           (49)           (28)            (3)
    ASTROLINK International LLC
       ("Astrolink")                                32%          (417)            (8)            --             --
    Teligent, Inc. ("Teligent")                     N/A           (85)        (1,269)            --             --
    Gemstar                                         N/A          (133)          (254)            --             --
    Other                                         Various        (194)          (798)          (323)           (33)
                                                           ----------     ----------     ----------     ----------
                                                           $   (4,906)        (3,485)          (904)           (66)
                                                           ==========     ==========     ==========     ==========

         At December 31, 2001, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates' net assets by $7,766 million. This excess basis is being amortized over estimated useful lives of up to 20 years. Such amortization was $798 million, $1,058 million, $463 million and $9 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. Such excess basis amortization is included in our share of losses of affiliates. Also included in share of losses for the years ended December 31, 2001 and 2000, are adjustments for nontemporary declines in value aggregating $2,396 million and $1,324 million, respectively. We expect to continue to record shares of losses in affiliates for the foreseeable future.

         Discovery. Our share of Discovery's net loss was $293 million, $293 million, $269 million, and $8 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. Our share of losses for the years ended December 31, 2001 and 2000 and the ten months ended December 31, 1999, included $188 million, $187 million and $155 million, respectively, in excess basis amortization. Exclusive of the excess basis amortization, our share of losses of Discovery was $105 million, $106 million and $122 million for the years ended December 31, 2001, 2000 and 1999, respectively. The reduction in Discovery's 2000 net loss was the net effect of lower operating expenses as Discovery cut back on its online initiatives partially offset by increased interest expense.

         QVC. Our share of QVC's net earnings (loss) was $36 million, $(12) million, $(11) million and $13 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively, including excess basis amortization of $110 million, $110 million and $92 million, respectively. Excluding the effect of excess basis amortization, our share of QVC's earnings was $146 million, $98 million and $94 million in 2001, 2000 and 1999, respectively. The increase in QVC's net income in 2001 and 2000 principally resulted from increased revenue and operating margins at QVC's domestic operations.

         USA Networks, Inc. Our share of USA Networks, Inc.'s net earnings
(loss) was $35 million, $(36) million, $(20) million and $10 million for the years ended December 31, 2001 and 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Our share of losses for the years ended December 31, 2001 and 2000 and the ten months ended December 31, 1999, included $64 million, $64 million and $53 million, respectively, in excess basis amortization. Exclusive of the excess basis amortization, our share of earnings of USA Networks was $99 million, $28 million and $43 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such increase in 2001 is due to USA Networks' increased operating income and gains from dispositions of assets.

         UnitedGlobalCom. Our share of UnitedGlobalCom's net earnings (loss) was $(751) million, $(211) million and $23 million for the years ended December 31, 2001 and 2000 and for the ten months ended December 31, 1999, respectively. Our share of UnitedGlobalCom's operations included $51 million, $46 million and $6 million in excess basis amortization for the years ended December 31, 2001 and 2000 and the ten months ended December 31, 1999, respectively. Exclusive of the excess basis amortization, our share of earnings (losses) of UnitedGlobalCom was $(700) million, $(165) million and $29 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increased loss in 2001 is due to charges recorded by UnitedGlobalCom for impairment of long-lived assets, which aggregated $1,426 million. In addition, UnitedGlobalCom incurred higher depreciation charges and interest expense in 2001, and recognized impairment losses on certain of its investments. Our recorded share of earnings in 1999 was due to gains that UnitedGlobalCom recorded during the fourth quarter of 1999 resulting from sales of investments in affiliates. Such gains recorded by UnitedGlobalCom in 1999 were non-recurring.

         Telewest. Our share of Telewest's net losses was $2,538 million, $441 million, $222 million and $38 million for the years ended December 31, 2001 and 2000, the ten month period ended December 31, 1999 and the two month period ended February 28, 1999, respectively. Our share of losses for the years ended December 31, 2001 and 2000 and the ten month period ended December 31, 1999 includes $109 million, $164 million and $73 million, respectively, in excess basis amortization. During the year ended December 31, 2001, we determined that our investment in Telewest experienced a nontemporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value, and we recorded an impairment charge of $1,801 million. Such charge is included in share of losses of affiliates. Excluding the effects of excess basis amortization and the nontemporary decline in value adjustment, our share of Telewest's losses were $628 million, $277 million and $187 million in 2001, 2000 and 1999, respectively. Telewest's net loss increased in 2001 primarily due to a charge of $1,112 million related to the impairment of Telewest's long-lived assets recorded in the fourth quarter.

         Cablevision. Cablevision provides cable television and high speed data services in Argentina. The Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to deteriorating economic and political conditions in Argentina in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. As a result of the devaluation of the Argentine peso, Cablevision recorded foreign currency translation losses of $393 million in the fourth quarter of 2001. At December 31, 2001, we determined that our investment in Cablevision had experienced a nontemporary decline in value, and accordingly, recorded an impairment charge of $195 million. Such charge is included in shares of losses of affiliates. Our share of losses in 2001, when combined with foreign currency translation losses recorded in other comprehensive loss at December 31, 2001, reduced the carrying value of our investment to zero as of December 31, 2001. Included in accumulated other comprehensive earnings at December 31, 2001, is $257 million of unrealized foreign currency translation losses related to our investment in Cablevision.

         Astrolink. Astrolink, a developmental stage entity, originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required significant additional financing over the next several years. During the fourth quarter of 2001, two of the members of Astrolink informed Astrolink that they do not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back their proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing on acceptable terms, or that it will be able to fulfill the business plan as originally proposed, or at all.

         During the second quarter of 2001, we determined that our investment in Astrolink experienced a nontemporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its then estimated fair value resulting in a recognized loss of $155 million. Such loss is included in share of losses of affiliates. Based on a fourth quarter 2001 assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, we concluded that the carrying value of our investment in Astrolink should be further reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, we wrote-off all of our remaining investment in Astrolink during the fourth quarter of 2001. The aggregate amount required to reduce our investment in Astrolink to zero was $250 million. Including such fourth quarter amount, we recorded losses and charges relating to our investment in Astrolink aggregating $417 million during the year ended December 31, 2001.

         Teligent. In January 2000, we acquired a 40% equity interest in Teligent, a full-service facilities based communications company through our acquisition of Associated Group, Inc. During the year ended December 31, 2000, we determined that our investment in Teligent experienced a nontemporary decline in value. As a result, the carrying amount of this investment was adjusted to its estimated fair value resulting in a charge of $839 million. The balance of our share of loss results from recording our 40% share of their net loss for the year 2000. This impairment charge is included in share of losses of affiliates. In April 2001, we exchanged our investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of our inves tment in Teligent, no gain or loss was recognized on the transaction.

         Gemstar. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by us were exchanged for 87.5 million shares of Gemstar common stock. Following the merger, we owned approximately 21% of Gemstar. Our share of Gemstar's net loss was $254 million from the date of acquisition through December 31, 2000 and included excess basis amortization of $199 million.

         During 2001, we exchanged all of our Gemstar common stock for American Depositary Shares of News Corp. We recorded share of losses of $133 million prior to such exchange.

Liquidity and Capital Resources

         Although our sources of funds include our available cash balances, net cash from operating activities, dividend and interest receipts, and proceeds from asset sales, we are primarily dependent upon our financing activities to generate sufficient cash resources to meet our future cash requirements and planned commitments. Our borrowings of debt aggregated $2,667 million, $4,597 million, $3,187 million and $155 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999. Due to covenant restrictions in the bank credit facilities of our subsidiaries, we are generally not entitled to the cash resources or cash generated by operations of our subsidiaries and business affiliates.

         In January 2001, we received net cash proceeds of $588 million (after underwriter fees of $12 million) from the issuance of our 3-1/2% senior exchangeable debentures due 2031. These debentures are exchangeable, at the option of the holder, for the value of 36.8189 shares of Motorola stock. We may pay such value in cash, with a number of shares of Motorola stock or a combination of cash and stock, as determined in the debentures.

         In March 2001, we received net cash proceeds of $801 million (after underwriter fees of $17 million) from the issuance of our 3-1/4% senior exchangeable debentures due 2031. These debentures are exchangeable, at the option of the holder, for the value of 18.5666 shares of Viacom stock. We may pay such value in cash, with a number of shares of Viacom stock or a combination of cash and stock, as determined in the debentures.

         In December 2001, we issued $237.8 million of 7-3/4% Senior Notes due 2009 for cash proceeds of $238.4 million. We used such cash proceeds to repay a portion of our notes payable to UnitedGlobalCom.

         Prior to the Split Off Transaction, we were entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the AT&T merger. In addition, under the tax sharing agreement with AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and those taxable losses were utilized by AT&T to reduce the consolidated income tax liability. Subsequent to the Split Off Transaction, we are no longer entitled to such cash payments.

         In connection with the Split Off Transaction, we have also been deconsolidated from AT&T for federal income tax purposes. As a result, AT&T was required to pay us an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to our obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The $803 million payment was received by us prior to the Split Off Transaction and has been reflected as an increase to additional paid-in-capital in the accompanying consolidated statement of stockholders' equity. In addition, certain deferred intercompany gains will be includible in AT&T's taxable income as a result of the Split Off Transaction, and AT&T will be entitled to reimbursement from us for the resulting tax liability of approximately $115 million. Such tax liability has been accrued as of December 31, 2001 and has been reflected as a reduction in additional paid-in-capital in the accompanying consolidated statement of stockholders' equity.

         AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1995 tax years. The IRS has notified AT&T and us that it is considering proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of up to approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS may assert certain penalties. AT&T and we do not agree with the IRS's proposed adjustments and penalties, and AT&T and we intend to vigorously defend our position. Pursuant to the AT&T Tax Sharing Agreement, we may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this audit. We are currently unable to estimate a range of any such reimbursement, but we believe that any such reimbursement would not be material to our financial position.

         In connection with the private letter ruling received by AT&T with respect to the tax consequences of the Split Off Transaction, we represented to the Internal Revenue Service that, within one year following the Split Off Transaction, we will issue, subject to market and business conditions, at least $250 million to $500 million of equity for cash or other assets, and, within two years following the Split Off Transaction, we will issue at least $500 million to $1 billion of equity (including any equity issued during the first year) for cash or other assets. During the period from August 10, 2001 to December 31, 2001, we did not issue any common stock.

         Our primary uses of cash in recent years have been investments in and advances to affiliates and acquisitions of consolidated subsidiaries. In this regard, our investments in and advances to cost and equity method affiliates aggregated $2,579 million, $3,359 million, $2,596 million, and $51 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively. Our cash paid for acquisitions aggregated $113 million, $735 million and $109 million for the years ended December 31, 2001 and 2000 and the ten months ended December 31, 1999, respectively. In addition, we had debt repayments of $1,048 million, $2,156 million, $2,211 million, and $145 million during the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

         We anticipate that we will continue to fund our existing investees as they develop and expand their businesses, and that such investments and advances to affiliates will aggregate $1.0 to $1.5 billion in 2002. Although we may invest additional amounts in new or existing ventures in 2002, we are unable to quantify such investments at this time. In addition, we have $1,143 million of debt that is required to be repaid or refinanced in 2002. We intend to fund such investing and financing activities with a combination of available cash and short term investments, borrowings under existing credit facilities, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities.

         At December 31, 2001, we and our consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $2,202 million. Borrowings under these facilities of $1,985 million were outstanding at December 31, 2001. Certain assets of our consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

         Based on currently available information and expected future transactions, we expect to receive approximately $180 million in dividend and interest income during the year ended December 31, 2002. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $400 million during the year ended December 31, 2002.

         Various partnerships and other affiliates of ours accounted for using the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of our affiliates may require additional capital to finance their operating or investing activities. In addition, we are party to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. In the event our affiliates require additional financing and we fail to meet a capital call, or other commitment to provide capital or loans to a particular company, such failure may have adverse consequences to us. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash.

         Pursuant to a proposed final judgment agreed to by TCI, AT&T and the United States Department of Justice on December 30, 1998, we transferred all of our beneficially owned securities of Sprint PCS to a trustee prior to the AT&T merger. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint PCS Group common stock held by the trust sufficient to cause us to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock-Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the trustee must divest the remainder of the Sprint securities beneficially owned by us. At our request, the Department of Justice has joined us and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. Under the terms of the Final Judgement, the obligation of the trustee to dispose of the first tranche of shares by May 23, 2002 will be stayed while the District Court considers the joint motion. We are also seeking the approval of the Federal Communications Commission to the stay of the Trustee's obligation to dispose of the first tranche of shares pending the District Court's determination of the joint motion.

         On January 30, 2002, we completed a transaction with UnitedGlobalCom (the "New United Transaction") pursuant to which a new holding company ("New United") was formed to own UnitedGlobalCom, and all shares of UnitedGlobalCom common stock were exchanged for shares of common stock of New United. In addition, we contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of UnitedGlobalCom, with an accreted value of $892 million and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V., a subsidiary of UnitedGlobalCom, comprised of U.S. dollar denominated notes with a face amount of $1,435 million and euro denominated notes with a face amount of euro 263 million, which we acquired in the fourth quarter of 2001, to New United in exchange for 281.3 million shares of Class C common stock of New United. Upon consummation of the New United transaction, we own an approximate 72% economic interest and a 94% voting interest in New United. Pursuant to certain voting and standstill arrangements entered into at the time of closing, we are unable to exercise control of New United, and accordingly, we will continue to use the equity method of accounting for our investment.

         Also on January 30, 2002, New United acquired from us our debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UnitedGlobalCom's $1,375 million 10-3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to us in redemption of a portion of our interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for our interest in IDT United of $449 million equaled the aggregate amount we had invested in IDT United, plus interest. Approximately $305 million of the purchase paid was paid by the assumption by New United of debt owed by us to a subsidiary of UnitedGlobalCom and the remainder was credited against the $200 million cash contribution by us to New United described above. In connection with the

New United Transaction, one of our subsidiaries agreed to loan to a subsidiary of New United up to $105 million. As of February 28, 2002, such subsidiary of New United has borrowed $103 million from our subsidiary to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with 2008 Notes acquired by New United directly from us referred to above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes.

         UnitedGlobalCom and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services. In November 2001, United Australia/Pacific, Inc. ("UAP"), a 50% owned affiliate of UnitedGlobalCom, failed to make interest payments on certain of its senior notes. Following such default, the trustee of the Indenture for UAP's senior notes declared the principal and interest due and payable. In February 2002, United Pan-Europe Communications N.V. ("UPC"), a majority-owned consolidated subsidiary of UnitedGlobalCom, failed to make required interest payments on certain of its senior notes. Both UAP and UPC are negotiating the restructuring of their respective debt instruments. No assurance can be given that such negotiations will be successful. In addition, certain other UnitedGlobalCom subsidiaries do not have sufficient working capital to service their debt or other liabilities when due during the next year. As a result of the foregoing, there is substantial doubt about UnitedGlobalCom's ability to continue as a going concern. UnitedGlobalCom's management is taking steps to address these matters. However, no assurance can be given that such steps will be successful.

         We have guaranteed $619 million of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Approximately $343 million of such guaranteed amount is due and payable by Jupiter during the first quarter of 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. We anticipate that we and the other Jupiter shareholders will make equity contributions to Jupiter in connection with such refinancing, and that our share of such equity contributions will be approximately $450 million. Upon such refinancing, we anticipate that our guarantee of Jupiter debt would be cancelled.

         We have also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At December 31, 2001, the Guaranteed Obligations aggregated approximately $170 million. Currently, we are not certain of the likelihood of being required to perform under such guarantees.

         Information concerning the amount and timing of required payments under our contractual obligations is summarized below:

                                                                Payments due by period
                                         --------------------- ----------------------------------------------
                                            Less than                                 After
                                             1 year     1-3 years     4-5 years      5 years         Total
                                          -----------  -----------   ----------   ------------   ------------
Contractual obligation                                            amounts in millions
----------------------

Long-term debt (1)                        $     1,143          332        1,024          5,665          8,164
Operating lease obligations                        70          115           71            115            371
Film Licensing Obligations (2)                    405          378          191            388          1,362
                                          -----------  -----------   ----------   ------------   ------------

Total contractual payments                $     1,618          825        1,286          6,168          9,897
                                          ===========  ===========   ==========   ============   ============

--------------------

(1) Includes all debt instruments, including the call option feature related to our exchangeable debentures. Amounts are stated at the face amount at maturity and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) are reported at fair value in our consolidated balance sheet. Also includes capital lease obligations.

(2) Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2014. The amounts in the table represent the minimum obligation based on the number of Starz Encore subscribers at December 31, 2001. The amount of the total obligation is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         We adopted the provisions of Statement 141 effective July 1, 2001, and are required to adopt Statement 142 effective January 1, 2002.

         Statement 141 requires upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         As of the date of adoption, we will have unamortized goodwill in the amount of $9,191 million, unamortized identifiable intangible assets in the amount of $831 million, and unamortized equity-method excess costs in the amount of $7,766 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $617 million and $587 million for the years ended December 31, 2001 and 2000, respectively; and amortization of equity-method excess costs (included in share of losses of affiliates) aggregated $798 million and $1,058 million for the years ended December 31, 2001 and 2000, respectively. We currently estimate that upon adoption of

Statement 142, we will be required to recognize a $1.5 - $2.0 billion transitional impairment loss as the cumulative effect of a change in accounting principle. The foregoing estimate does not include an adjustment for our proportionate share of any transition adjustments that our equity method affiliates may record, as we are currently unable to estimate the amount of such adjustment.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. We have not determined the impact that adoption of this statement will have on its financial position, results of operations or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------- -----------------------------------------------------------

         We are exposed to market risk in the normal course of business due to our investments in different foreign countries and ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

         Investments in and advances to our foreign affiliates are denominated in foreign currencies. Therefore, we are exposed to changes in foreign currency exchange rates. We do not hedge the majority of our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. During 2001, we entered into a definitive agreement to acquire six regional cable television systems in Germany. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce our exposure to changes in the euro exchange rate, we had entered into forward purchase contracts with respect to euro 3,243 million as of December 31, 2001. Such contracts generally have terms ranging from 90 to 120 days and can be renewed at their expiration at our option. At December 31, 2001, we had recorded a liability of $24 million representing unrealized losses related to these contracts. In February 2002, we failed to receive regulatory approval for our proposed German cable acquisition. From time to time we evaluate potential European acquisitions that may require euro currency, and accordingly, we currently intend to renew our euro forward purchase contracts in order to limit our exposure to increases in the euro exchange rate. We may also choose to settle certain of our euro forward purchase contracts depending on the value of the euro. No assurance can be given regarding the future value of the euro, and we continue to be subject to risk of further devaluation of the euro. If the price of the euro had been 10% lower at December 31, 2001, we would have recognized an unrealized loss on financial instruments of $289 million. We continually evaluate our foreign currency exposure based on current market conditions and the business environment in each country in which we operate.

         We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this appropriate mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of December 31, 2001, $3,727 million or 63% of our debt was composed of fixed rate debt with a weighted average stated interest rate of 5.8%. Our variable rate debt of $2,180 million had a weighted average interest rate of 3.8% at December 31, 2001. Had market interest rates been 100 basis points higher (representing an approximate 26% increase over our variable rate debt effective cost of borrowing) throughout the year ended December 31, 2001, we would have recognized approximately $19 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with our senior exchangeable debentures been 10% higher during the year ended

December 31, 2001, we would have recognized an additional unrealized loss on financial instruments of $165 million.

         We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and specifically changes in the stock prices of our holdings. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide us with a put option that gives us the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. Our equity collars are accounted for as fair value hedges.

         Put spread collars provide us and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require us to purchase the underlying securities at a price that is lower than the Company Put Price. The inclusion of the secondary put option allows us to secure a higher call option price while maintaining net zero cost to enter into the collar. However, the inclusion of the secondary put exposes us to market risk if the underlying security trades below the put spread price. Our put spread collars have not been designated as fair value hedges.

         The following table provides information regarding our equity and put spread collars at December 31, 2001:

                                          No. of          Weighted          Weighted        Weighted         Weighted
                                        underlying         average           average         average          average
                         Type of          shares         put spread         put price      call price        years to
     Security            collar           (000's)      price per share      per share       per share        maturity
----------------     ---------------  -------------  -----------------   -------------   -------------    -----------
    AOL              Equity collar          36,100           N/A           $      47       $      96            3.6
    AOL              Put spread             21,538     $      28           $      49       $     118            3.2
    Sprint PCS       Equity collar         156,506           N/A           $      26       $      41            6.2
    News Corp.       Equity collar           5,000           N/A           $      45       $      85            3.2
    News Corp.       Put spread              6,916     $      20           $      33       $      79            3.8
    Motorola         Equity collar          67,624           N/A           $      24       $      44            2.1
    Cendant          Equity collar          26,357           N/A           $      19       $      33            3.4
    Priceline        Equity collar           3,125           N/A           $      37       $      92            3.5


         At December 31, 2001, the fair value of the securities underlying the equity and put spread collars in the foregoing table was $7,536 million, (excluding the fair value of the related equity and put spread collars) and the total value of our available-for-sale equity securities was $19,537 million. Had the market price of our unhedged available-for-sale securities been 10% lower at December 31, 2001, the aggregate value of such securities would have been $1,200 million lower resulting in an increase to unrealized losses in other comprehensive earnings.

         Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at December 31, 2001, there would have been no impact on the carrying value of such investments.

         From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debentures for our benefit. We post collateral with the counterparty equal to 10% of the value of the purchased securities We earn interest income based upon the face amount and stated interest rate of the debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debentures declines, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. At December 31, 2001, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $118 million. As of such date, we had posted cash collateral equal to $59 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $59 million.

         We measure the effectiveness of our derivative financial instruments through comparison of the blended rates achieved by those derivative financial instruments to the historical trends in the underlying market risk hedged. With regard to interest rate swaps, we monitor the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. We believe that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying hedged facilities. With regard to equity collars, we monitor historical market trends relative to values currently present in the market. We believe that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying assets. These measures allow our management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-22. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholder
Liberty Media Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries ("New Liberty" or "Successor") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period from March 1, 1999 to December 31, 1999 (Successor periods) and from January 1, 1999 to February 28, 1999 (Predecessor period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of New Liberty as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the Successor periods, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor period, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 3 and 8 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

As discussed in note 1 to the consolidated financial statements, effective March 9, 1999, AT&T Corp., the former parent company of New Liberty, acquired Tele-Communications, Inc., the former parent company of Liberty Media Corporation, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


                                       KPMG LLP

Denver, Colorado
March 8, 2002

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                                             2001       2000 *
                                                           --------   --------
                                                           amounts in millions
Assets
Current assets:
  Cash and cash equivalents                                $  2,077      1,295
  Short-term investments                                        397        500
  Trade and other receivables, net                              356        307
  Prepaid expenses and program rights                           352        283
  Deferred income tax assets (note 9)                           311        242
  Other current assets                                           38         73
                                                           --------   --------

    Total current assets                                      3,531      2,700
                                                           --------   --------

Investments in affiliates, accounted for using the
  equity method, and related receivables (note 5)            10,076     20,464

Investments in available-for-sale securities and
  other cost investments (note 6)                            23,544     19,035

Property and equipment, at cost                               1,190        976
Accumulated depreciation                                       (249)      (131)
                                                           --------   --------
                                                                941        845
                                                           --------   --------
Intangible assets:
  Excess cost over acquired net assets                       10,752     10,896
  Franchise costs                                               190        190
                                                           --------   --------
                                                             10,942     11,086
  Accumulated amortization                                   (1,588)      (998)
                                                           --------   --------
                                                              9,354     10,088
                                                           --------   --------
Other assets, at cost, net of accumulated amortization        1,093      1,136
                                                           --------   --------

    Total assets                                           $ 48,539     54,268
                                                           ========   ========

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                                             2001       2000 *
                                                           --------   --------
                                                           amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                         $    127        148
  Accrued interest payable                                      159        105
  Other accrued liabilities                                     278        401
  Accrued stock compensation (note 11)                          833      1,216
  Program rights payable                                        240        179
  Current portion of debt                                     1,143      1,094
                                                           --------   --------
    Total current liabilities                                 2,780      3,143
                                                           --------   --------

Long-term debt (note 8)                                       4,764      5,269
Call option obligations (note 8)                              1,320       --
Deferred income tax liabilities (note 9)                      8,977     11,337
Other liabilities                                               442         62
                                                           --------   --------
    Total liabilities                                        18,283     19,811
                                                           --------   --------

Minority interests in equity of subsidiaries                    133        348

Stockholders' equity (note 10):
  Preferred stock, $.01 par value.  Authorized
    50,000,000 shares; no shares issued and
    outstanding                                                --         --
  Series A common stock $.01 par value.  Authorized
    4,000,000,000 shares; issued and outstanding
    2,378,127,544 shares at December 31, 2001                    24       --
  Series B common stock $.01 par value.  Authorized
    400,000,000 shares; issued and outstanding
    212,045,288 shares at December 31, 2001                       2       --
  Additional paid-in capital                                 35,996     35,042
  Accumulated other comprehensive earnings (loss),
    net of taxes (note 13)                                      840       (397)
  Accumulated deficit                                        (6,739)      (536)
                                                           --------   --------
    Total stockholders' equity                               30,123     34,109
                                                           --------   --------
Commitments and contingencies (note 14)
    Total liabilities and stockholders' equity             $ 48,539     54,268
                                                           ========   ========

---------------------
* as restated, see note 2

See accompanying notes to consolidated financial statements.


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               New Liberty              Old Liberty
                                                           ------------------------------------------   ------------
                                                              Year          Year         Ten months     Two months
                                                              ended         ended          ended           ended
                                                           December 31,   December 31,   December 31,   February 28,
                                                              2001          2000 *         1999 *          1999
                                                           ------------   ------------   ------------   ------------
                                                                                   amounts in millions
                                                                                        (note 2)
Revenue:
  Unaffiliated parties                                     $    1,849          1,283            549            192
  Related parties (note 10)                                       210            243            180             43
                                                           ----------     ----------     ----------     ----------
                                                                2,059          1,526            729            235
                                                           ----------     ----------     ----------     ----------
Operating costs and expenses:
  Operating                                                     1,089            801            343             95
  Selling, general and administrative ("SG&A")                    573            348            229             87
  Charges from related parties (note 10)                           20             37             24              6
  Stock compensation-SG&A (note 11)                               132           (950)         1,785            183
  Depreciation                                                    209            122             19              7
  Amortization                                                    775            732            543             15
  Impairment of long-lived assets (note 3)                        388             --             --             --
                                                           ----------     ----------     ----------     ----------
                                                                3,186          1,090          2,943            393
                                                           ----------     ----------     ----------     ----------

    Operating income (loss)                                    (1,127)           436         (2,214)          (158)

Other income (expense):
  Interest expense                                               (525)          (399)          (135)           (26)
  Dividend and interest income                                    272            301            242             10
  Share of losses of affiliates, net (note 5)                  (4,906)        (3,485)          (904)           (66)
  Nontemporary declines in fair value of
    investments (note 6)                                       (4,101)        (1,463)            --             --
  Realized and unrealized gains (losses) on
    financial instruments, net (note 3)                          (174)           223           (153)            --
  Gains (losses) on dispositions, net (notes 5
    and 6)                                                       (310)         7,340              4             14
  Other, net                                                      (11)             3             (4)           363
                                                           ----------     ----------     ----------     ----------
                                                               (9,755)         2,520           (950)           295
                                                           ----------     ----------     ----------     ----------
    Earnings (loss) before income taxes and
      minority interest                                       (10,882)         2,956         (3,164)           137

Income tax benefit (expense) (note 9)                           3,908         (1,534)         1,097           (211)
Minority interests in losses of subsidiaries                      226             63             46              4
                                                           ----------     ----------     ----------     ----------
    Earnings (loss) before cumulative effect of
      accounting change                                        (6,748)         1,485         (2,021)           (70)

Cumulative effect of accounting change, net of taxes
  (notes 3 and 8)                                                 545             --             --             --
                                                           ----------     ----------     ----------     ----------
    Net earnings (loss)                                    $   (6,203)         1,485         (2,021)           (70)
                                                           ==========     ==========     ==========     ==========
Pro forma earnings (loss) per common share (note 3):
  Pro forma basic and diluted earnings (loss)
    before cumulative effect of accounting change          $    (2.61)           .57           (.78)          (.03)
  Cumulative effect of accounting change, net of
    taxes                                                         .21             --             --             --
                                                           ----------     ----------     ----------     ----------
  Pro forma basic and diluted net earnings (loss)          $    (2.40)           .57           (.78)          (.03)
                                                           ==========     ==========     ==========     ==========
  Pro forma number of common shares outstanding                 2,588          2,588          2,588          2,588
                                                           ==========     ==========     ==========     ==========

--------------------
* as restated, see note 2

See accompanying notes to consolidated financial statements.


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS


                                                                          New Liberty                    Old Liberty
                                                           ------------------------------------------   ------------
                                                              Year           Year        Ten months     Two months
                                                              ended          ended         ended          ended
                                                           December 31,   December 31,   December 31,   February 28,
                                                               2001         2000 *          1999 *         1999
                                                           ------------   ------------   ------------   ------------
                                                                              amounts in millions
Net earnings (loss)                                        $   (6,203)         1,485         (2,021)           (70)
                                                           ----------     ----------     ----------     ----------
Other comprehensive earnings, net of taxes (note 13):
  Foreign currency translation adjustments                       (359)          (202)            60            (15)
  Unrealized holding gains (losses) arising during
    the period                                                 (1,013)        (6,115)         6,488            885
  Recognition of previously unrealized losses
    (gains) on available-for-sale securities, net               2,696           (635)             7           --
  Cumulative effect of accounting change (notes 3
    and 8)                                                        (87)          --             --             --
                                                           ----------     ----------     ----------     ----------
  Other comprehensive (loss) earnings                           1,237         (6,952)         6,555            870
                                                           ----------     ----------     ----------     ----------

Comprehensive earnings (loss)                              $   (4,966)        (5,467)         4,534            800
                                                           ==========     ==========     ==========     ==========

--------------------
* as restated, see note 2

See accompanying notes to consolidated financial statements.


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Common stock    Additional
                                                           Preferred   -------------------   paid-in
                                                             stock     Series A   Series B   capital
                                                         ------------  --------   --------  ---------
                                                                         amounts in millions
Balance at January 1, 1999                               $         --        --        --     4,682
  Net loss                                                         --        --        --        --
  Other comprehensive earnings                                     --        --        --        --
  Other transfers from related parties, net                        --        --        --       430
                                                         ------------   -------   -------   -------
Balance on February 28, 1999                             $         --        --        --     5,112
                                                         ============   =======   =======   =======

Balance at March 1, 1999 (as restated, see note 2)       $         --        --        --    33,500
  Net loss                                                         --        --        --        --
  Other comprehensive earnings                                     --        --        --        --
  Transfer from related party for redemption of
    debentures                                                     --        --        --       354
  Gains in connection with issuances of stock of
    affiliates and subsidiaries, net of taxes
    (note 10)                                                      --        --        --       108
  Utilization of net operating losses of Liberty by
    AT&T (note 9)                                                  --        --        --       (88)
                                                         ------------   -------   -------   -------
Balance at December 31, 1999                                       --        --        --    33,874
                                                         ------------   -------   -------   -------
  Net earnings                                                     --        --        --        --
  Other comprehensive loss                                         --        --        --        --
  Issuance of AT&T Class A Liberty Media Group common
    stock for acquisitions (note 7)                                --        --        --     1,064
  Gains in connection with issuances of stock by
     affiliates and subsidiaries, net of taxes (note 10)           --        --        --       355
  Utilization of net operating losses of Liberty by AT&T
     (note 9)                                                      --        --        --       (38)
  Other transfers to related parties, net                          --        --        --      (213)
                                                         ------------   -------   -------   -------
Balance at December 31, 2000                                       --        --        --    35,042
                                                         ------------   -------   -------   -------
  Net loss                                                         --        --        --        --
  Other comprehensive earnings                                     --        --        --        --
  Issuance of common stock upon consummation of Split
    Off Transaction (note 2)                                       --        24         2       (26)
  Contribution from AT&T upon consummation of Split
    Off Transaction  (note 2)                                      --        --        --       803
  Accrual of amounts due to AT&T for taxes on deferred
    intercompany gains (note 2)                                    --        --        --      (115)
  Losses in connection with issuances of stock by
    subsidiaries and affiliates, net of taxes (note 10)            --        --        --        (8)
  Utilization of net operating losses of Liberty by
    AT&T prior to Split Off Transaction (note 9)                   --        --        --        (2)
  Stock option exercises and issuance of restricted
    stock prior to Split Off Transaction                           --        --        --       302
                                                         ------------   -------   -------   -------
Balance at December 31, 2001                             $         --        24         2    35,996
                                                         ============   =======   =======   =======

                                                            Accumulated
                                                              other
                                                           comprehensive
                                                             earnings,    Accumulated   Total
                                                               net         (deficit)  stockholders'
                                                             of taxes      earnings    equity
                                                             -------     ----------  ------------
                                                                   amounts in millions
Balance at January 1, 1999                                      3,186          952      8,820
  Net loss                                                         --          (70)       (70)
  Other comprehensive earnings                                    870           --        870
  Other transfers from related parties, net                       --            --        430
                                                                -----       ------     ------
Balance on February 28, 1999                                    4,056          882     10,050
                                                                =====       ======     ======

Balance at March 1, 1999 (as restated, see note 2)                 --           --     33,500
  Net loss                                                         --       (2,021)    (2,021)
  Other comprehensive earnings                                  6,555           --      6,555
  Transfer from related party for redemption of
    debentures                                                     --           --        354
  Gains in connection with issuances of stock of
    affiliates and subsidiaries, net of taxes
    (note 10)                                                      --           --        108
  Utilization of net operating losses of Liberty by
    AT&T (note 9)                                                  --           --        (88)
                                                                -----       ------     ------
Balance at December 31, 1999                                    6,555       (2,021)    38,408
                                                                -----       ------     ------
  Net earnings                                                     --        1,485      1,485
  Other comprehensive loss                                     (6,952)          --     (6,952)
  Issuance of AT&T Class A Liberty Media Group common
    stock for acquisitions (note 7)                                --           --      1,064
  Gains in connection with issuances of stock by
     affiliates and subsidiaries, net of taxes (note 10)           --           --        355
  Utilization of net operating losses of Liberty by AT&T
     (note 9)                                                      --           --        (38)
  Other transfers to related parties, net                          --           --       (213)
                                                                -----       ------     ------
Balance at December 31, 2000                                     (397)        (536)    34,109
                                                                -----       ------     ------
  Net loss                                                         --       (6,203)    (6,203)
  Other comprehensive earnings                                  1,237           --      1,237
  Issuance of common stock upon consummation of Split
    Off Transaction (note 2)                                       --           --         --
  Contribution from AT&T upon consummation of Split
    Off Transaction  (note 2)                                      --           --        803
  Accrual of amounts due to AT&T for taxes on deferred
    intercompany gains (note 2)                                    --           --       (115)
  Losses in connection with issuances of stock by
    subsidiaries and affiliates, net of taxes (note 10)            --           --         (8)
  Utilization of net operating losses of Liberty by
    AT&T prior to Split Off Transaction (note 9)                   --           --         (2)
  Stock option exercises and issuance of restricted
    stock prior to Split Off Transaction                           --           --        302
                                                                -----       ------     ------
Balance at December 31, 2001                                      840       (6,739)    30,123
                                                                =====       ======     ======

See accompanying notes to consolidated financial statements.


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             New Liberty                Old Liberty
                                                               ---------------------------------------- -----------
                                                                  Year          Year       Ten months   Two months
                                                                 ended         ended          ended       ended
                                                               December 31,  December 31,  December 31, February 28,
                                                                   2001        2000 *        1999 *        1999
                                                               -----------   -----------  ------------- ----------
                                                                               amounts in millions
                                                                                      (note 4)
Cash flows from operating activities:
  Net earnings (loss)                                           $   (6,203)       1,485       (2,021)         (70)
  Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
    Cumulative effect of accounting change, net of taxes              (545)          --           --           --
    Depreciation and amortization                                      984          854          562           22
    Impairment of long-lived assets                                    388           --           --           --
    Stock compensation                                                 132         (950)       1,785          183
    Payments of stock compensation                                    (244)        (319)        (111)        (126)
    Share of losses of affiliates, net                               4,906        3,485          904           66
    Nontemporary decline in fair value of investments                4,101        1,463           --           --
    Realized and unrealized losses (gains) on financial
      instruments, net                                                 174         (223)         153           --
    Losses (gains) on disposition of assets, net                       310       (7,340)          (4)         (14)
    Minority interests in losses of subsidiaries                      (226)         (63)         (46)          (4)
    Deferred income tax expense (benefit)                           (3,613)       1,821       (1,025)         212
    Intergroup tax allocation                                         (222)        (294)         (75)          (1)
    Payments from AT&T pursuant to tax sharing agreement               166          414            1           --
    Other noncash charges (income)                                      40           15            3         (354)
    Changes in operating assets and liabilities, net of the
      effect of acquisitions and dispositions:
        Receivables                                                     30         (116)           7           33
        Prepaid expenses and program rights                           (148)        (121)        (119)         (23)
        Payables and other current liabilities                          (4)          88          119          (31)
                                                                ----------   ----------   ----------   ----------
          Net cash provided (used) by operating activities              26          199          133         (107)
                                                                ----------   ----------   ----------   ----------
Cash flows from investing activities:
  Cash paid for acquisitions                                          (113)        (735)        (109)          --
  Capital expended for property and equipment                         (358)        (221)         (40)         (15)
  Investments in and loans to equity affiliates                     (1,031)      (1,568)      (1,090)         (30)
  Investments in and loans to cost investments                      (1,548)      (1,791)      (1,506)         (21)
  Purchases of marketable securities                                  (269)        (848)      (7,757)          (3)
  Sales and maturities of marketable securities                        615        1,820        5,725            9
  Cash proceeds from dispositions                                      471          456          130           43
  Other investing activities, net                                       (5)          21          (11)         (62)
                                                                ----------   ----------   ----------   ----------
    Net cash used by investing activities                           (2,238)      (2,866)      (4,658)         (79)
                                                                ----------   ----------   ----------   ----------
Cash flows from financing activities:
  Borrowings of debt                                                 1,639        4,597        3,187          155
  Proceeds attributed to call option obligations
    upon issuance of senior exchangeable debentures                  1,028           --           --           --
  Repayments of debt                                                (1,048)      (2,156)      (2,211)        (145)
  Net proceeds from issuance of stock by subsidiaries                   --          121          123           --
  Premium proceeds from financial instruments                          383           --           --           --
  Proceeds from settlement of financial instruments, net               366           --           --           --
  Payment from AT&T related to Split Off Transaction                   803           --           --           --
  Cash transfers (to) from related parties                            (157)        (286)        (159)          31
    Other financing activities, net                                    (20)         (28)         (20)         (52)
                                                                ----------   ----------   ----------   ----------
      Net cash provided (used) by financing activities               2,994        2,248          920          (11)
                                                                ----------   ----------   ----------   ----------
        Net increase (decrease) in cash and cash
          equivalents                                                  782         (419)      (3,605)        (197)
        Cash and cash equivalents at beginning of period             1,295        1,714        5,319          228
                                                                ----------   ----------   ----------   ----------
        Cash and cash equivalents at end of period              $    2,077        1,295        1,714           31
                                                                ==========   ==========   ==========   ==========

-----------------
* as restated, see note 2

See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)      Basis of Presentation
         ---------------------

         The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(2)      AT&T Ownership of Liberty
         --------------------------

         On March 9, 1999, AT&T Corp. ("AT&T") acquired Tele-Communications, Inc. ("TCI"), the former parent company of Liberty, in a merger transaction (the "AT&T Merger"). As a result of the AT&T Merger, each series of TCI common stock was converted into a class of AT&T common stock subject to applicable exchange ratios. The AT&T Merger was accounted for using the purchase method. Accordingly, at the time of the AT&T Merger, Liberty's assets and liabilities were recorded at their respective fair values resulting in a new cost basis. For financial reporting purposes the AT&T Merger is deemed to have occurred on March 1, 1999. Accordingly, for periods prior to March 1, 1999 the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "Old Liberty," and for periods subsequent to February 28, 1999 the assets and liabilities of Liberty and the related consolidated financial statements are sometimes referred to herein as "New Liberty." The "Company" and "Liberty" refer to both New Liberty and Old Liberty.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The following table represents the summary balance sheet of Old Liberty at February 28, 1999, prior to the AT&T Merger and the opening summary balance sheet of New Liberty subsequent to the AT&T Merger. Certain pre-merger transactions occurring between March 1, 1999, and March 9, 1999, that affected Old Liberty's equity, gains on issuance of equity securities by affiliates and subsidiaries, and stock compensation have been reflected in the two-month period ended February 28, 1999.

                                                        New Liberty  Old Liberty
                                                        -----------  -----------
                                                          amounts in millions

         Assets:
         Cash and cash equivalents                         $  5,319         31
         Other current assets                                   434      1,011
         Investments in affiliates                           17,116      3,971
         Investments in available-for-sale securities        13,094     11,974
         Property and equipment, net                            125        111
         Intangibles and other assets                        11,159        389
                                                           --------   --------
                                                           $ 47,247     17,487
                                                           ========   ========
         Liabilities and Equity:
         Current liabilities                               $  1,872      1,051
         Long-term debt                                       1,845      2,087
         Deferred income taxes                                9,972      4,147
         Other liabilities                                       19         90
                                                           --------   --------
               Total liabilities                             13,708      7,375
                                                           --------   --------
         Minority interests in equity of subsidiaries            39         62
         Stockholder's equity                                33,500     10,050
                                                           --------   --------
                                                           $ 47,247     17,487
                                                           ========   ========

         From March 9, 1999 through August 9, 2001, AT&T owned 100% of the outstanding common stock of Liberty. During such time, the AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) were tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. Liberty was included in the Liberty Media Group.

         On May 7, 2001, AT&T contributed to Liberty assets that were attributed to the Liberty Media Group but not previously owned by Liberty (the "Contributed Assets"). These assets included (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider and (ii) an approximate 8% indirect common equity interest in Liberty Digital, Inc. ("Liberty Digital"). Subsequent to these contributions, the businesses and assets of Liberty and its subsidiaries constituted all of the businesses and assets of the Liberty Media Group. The contributions have been accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty for periods prior to the contributions have been restated to include the financial position and results of operations of the Contributed Assets.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         In connection with the Split Off Transaction, Liberty has also been deconsolidated from AT&T for federal income tax purposes. As a result, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that has not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that has been, or is reasonably expected to be, utilized by AT&T. The $803 million payment was received by Liberty prior to the Split Off Transaction and has been reflected as an increase to additional paid-in-capital in the accompanying consolidated statement of stockholders' equity. In addition, certain deferred intercompany gains will be includible in AT&T's taxable income as a result of the Split Off Transaction, and AT&T will be entitled to reimbursement from Liberty for the resulting tax liability of approximately $115 million. Such tax liability has been accrued as of December 31, 2001 and has been reflected as a reduction in additional paid-in-capital in the accompanying consolidated statement of stockholders' equity.

(3)      Summary of Significant Accounting Policies
         ------------------------------------------

         Cash and Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 2001 and 2000 was not material.

         Program Rights

         Prepaid program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

         Investments

         All marketable equity and debt securities held by the Company are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities that are classified as available-for-sale ("AFS Securities") and are hedged with a derivative financial instrument that qualifies as a fair value hedge under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") are recognized in the Company's consolidated statement of operations. Unrealized holding gains and losses of AFS Securities that are not hedged pursuant to Statement 133 are carried net of taxes as a component of accumulated other comprehensive earnings in stockholder's equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at the lower of cost or net realizable value.

         For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of the difference between the Company's investment and its share of the net assets of the investee and also includes any nontemporary declines in fair value recognized during the period.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Subsequent to the AT&T Merger, changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases in the Company's consolidated statements of stockholders' equity.

         The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary ("nontemporary"). The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) analysts' ratings and estimates of 12 month share price targets for the investee; (iv) the length of time that the fair value of the investment is below the Company's carrying value; and (v) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for cost investments and AFS Securities are included in the consolidated statements of operations as nontemporary declines in fair values of investments. Writedowns for equity method investments are included in share of losses of affiliates.

         Property and Equipment

         Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.

         Excess Cost Over Acquired Net Assets

         Excess cost over acquired net assets consists of the difference between the cost of acquiring non-cable entities and amounts assigned to their tangible assets. Such amounts are amortized using the straight-line method over periods ranging from 5 to 20 years.

         Franchise Costs

         Franchise costs generally include the difference between the cost of acquiring cable companies and amounts allocated to their tangible assets. Such amounts are amortized using the straight-line method over 20 years.

         Impairment of Long-lived Assets

         The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         As a result of the weakness in the economy in 2001 certain subsidiaries of the Company did not meet their 2001 operating objectives and have reduced their 2002 expectations. Accordingly, the subsidiaries assessed the recoverability of their property and equipment and intangible assets and determined that impairment adjustments were necessary. In addition, in the fourth quarter, a subsidiary made the decision to consolidate certain of its operations and close certain facilities. In connection with these initiatives, the subsidiary recorded a restructuring charge related to lease cancellation fees and an additional impairment charge related to its property and equipment. All of the foregoing charges are included in impairment of long-lived assets in the Company's statement of operations.

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

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 2001, as published in The Wall Street Journal.

         Derivative Instruments and Hedging Activities

         The Company uses various derivative instruments including equity collars, put spread collars, bond swaps and foreign exchange contracts to manage fair value and cash flow risk associated with many of its investments, some of its variable rate debt and forecasted transactions to be denominated in foreign currencies. Each of these derivative instruments is executed with a counterparty, generally well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company:

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         . Executes its derivative instruments with several different counterparties, and

         . Executes derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for the Company's benefit, if the respective counterparty's credit rating were to reach certain levels, generally a rating that is below Standard & Poor's rating of A-or Moody's rating of A3.

         Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of these counterparties. Based on its analysis, the Company considers nonperformance by any of its counterparties to be unlikely.

         Effective January 1, 2001, Liberty adopted Statement 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Currently, the only instruments designated as hedges are the Company's equity collars, which are designated as fair value hedges.

         The fair value of derivative instruments is estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company selects a volatility rate at the inception of the derivative instrument based on the historical volatility of the underlying security and on the term of the derivative instrument. The volatility assumption is generally not changed during the term of the derivative instrument unless there is an indication that the historical volatility is no longer appropriate. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

         Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

         Prior to the adoption of Statement 133, changes in the fair value of the Company's equity collars were reported as a component of comprehensive earnings (in unrealized gains) along with changes in the fair value of the underlying securities. Changes in the fair value of put spread collars were recorded as unrealized gains (losses) on financial instruments in the consolidated statements of operations.

         The adoption of Statement 133 on January 1, 2001, resulted in a cumulative increase in net earnings of $545 million, or $0.21 per common share, (after tax expense of $356 million) and an increase in other comprehensive loss of $87 million. The increase in net earnings was mostly attributable to separately recording the fair value of the embedded call option obligations associated with the Company's senior exchangeable debentures. The increase in other comprehensive loss relates primarily to changes in the fair value of the Company's warrants and options to purchase certain available-for-sale securities.

         The Company assesses the effectiveness of equity collars by comparing changes in the intrinsic value of the equity collar to changes in the fair value of the underlying security. For derivatives designated as fair value hedges, changes in the time value of the derivatives, which are excluded

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES from the assessment of hedge effectiveness, are recognized currently in earnings as a component of realized and unrealized gains (losses) on financial instruments. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the year ended December 31, 2001.

         For the year ended December 31, 2001, realized and unrealized gains on financial instruments included a $167 million unrealized gain related to call option obligations, a $616 million unrealized net loss for changes in the fair value of derivative instruments related to available-for-sale securities and other derivatives not designed as hedging instruments, and a $275 million unrealized net gain for changes in the time value of options for fair value hedges. During the year ended December 31, 2001, the Company received cash proceeds of $329 million as a result of unwinding certain of its equity collars. Pursuant to Statement 133, the proceeds received less the offsetting impact of hedge accounting on the underlying securities resulted in $162 million of realized and unrealized gains on financial instruments in the consolidated statement of operations for the year ended December 31, 2001.

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

         Advertising Costs

         Advertising costs generally are expensed as incurred. Advertising expense aggregated $43 million, $35 million, $18 million and $4 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

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

         Agreements that may require Liberty to reacquire interests in subsidiaries held by officers and employees in the future are marked-to-market at the end of each reporting period with corresponding adjustments being recorded to stock compensation expense.

         Pro Forma Earnings (Loss) Per Common Share

         Pro forma basic earnings (loss) per common share is computed by dividing net earnings (loss) by the pro forma number of common shares outstanding. The pro forma number of outstanding common shares for periods prior to the Split Off Transaction is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Pro forma diluted earnings
         (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES periods presented. Excluded from diluted earnings per share for the year ended December 31, 2001, are 76 million potential common shares because their inclusion would be anti-dilutive.

         Reclassifications

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

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted the provisions of Statement 141 effective July 1, 2001, and is required to adopt Statement 142 effective January 1, 2002.

         Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         As of the date of adoption, the Company will have unamortized goodwill in the amount of $9,191 million, unamortized identifiable intangible assets in the amount of $831 million, and unamortized equity-method excess costs in the amount of $7,766 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $617 million and $587 million for the years ended December 31, 2001 and 2000, respectively; and amortization of equity-method excess costs (included in share of losses of affiliates) aggregated $798 million and $1,058 million for the years ended December 31, 2001 and 2000, respectively. The Company currently estimates that upon adoption of Statement 142, it will be required to recognize a $1.5 - $2.0 billion transitional impairment loss as the cumulative effect of a change in accounting principle. The foregoing estimate does not include an adjustment for the Company's proportionate share of any transition adjustments that its equity method affiliates may record, as the Company is currently unable to estimate the amount of such adjustment.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statement's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this statement will have on its financial position, results of operations or cash flow.

(4)      Supplemental Disclosures to Consolidated Statements of Cash Flows
         -----------------------------------------------------------------

                                                           New Liberty                  Old Liberty
                                           -------------------------------------------  ------------
                                              Year           Year         Ten months     Two months
                                              ended          ended          ended          ended
                                           December 31,    December 31,   December 31,   February 28,
                                               2001           2000           1999           1999
                                           ------------    -----------    -------------  -----------
                                                                amounts in millions
Cash paid for acquisitions:
  Fair value of assets acquired             $      264          3,733            122             --
  Net liabilities assumed                         (136)        (1,208)           (13)            --
  Deferred tax liability                            (7)          (281)            --             --
  Minority interest                                 (8)          (445)            --             --
  Contribution to equity for acquisitions           --         (1,064)            --             --
                                            ----------     ----------     ----------     ----------

         Cash paid for acquisitions         $      113            735            109             --
                                            ==========     ==========     ==========     ==========

Cash paid for interest                      $      451            335             93             32
                                            ==========     ==========     ==========     ==========

Cash paid for income taxes                  $        9              2              1             --
                                            ==========     ==========     ==========     ==========


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         During the ten months ended December 31, 1999, certain subsidiaries with a carrying value of $135 million were exchanged for a cost method investment in an online music venture.

         The following table reflects the change in cash and cash equivalents resulting from the AT&T Merger and related restructuring transactions (amounts in millions):

         Cash and cash equivalents prior to the AT&T Merger           $      31
           Cash contribution in connection with the AT&T Merger           5,464
           Cash paid to TCI for certain warrants                           (176)
                                                                      ---------

         Cash and cash equivalents subsequent to the AT&T Merger      $   5,319
                                                                      =========

(5)      Investments in Affiliates Accounted for Using the Equity Method
         ---------------------------------------------------------------

         Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2001 and the carrying amount at December 31, 2000:

                                                                         December 31,           December 31,
                                                                             2001                  2000
                                                                 --------------------------    ------------
                                                                 Percentage      Carrying        Carrying
                                                                 Ownership        Amount          Amount
                                                                 ---------    -------------    ------------
                                                                               dollar amounts in millions

         Discovery Communications, Inc. ("Discovery")                 50%      $     2,900            3,133
         QVC, Inc. ("QVC")                                            42%            2,543            2,508
         USA Networks, Inc. ("USAI") and related investments          20%            2,857            2,824
         UnitedGlobalCom, Inc. ("UnitedGlobalCom")                    20%             (418)             314
         Telewest Communications plc ("Telewest")                     25%               97            2,712
         Jupiter Telecommunications Co., Ltd. ("Jupiter")             35%              407              575
         Gemstar-TV Guide International, Inc. ("Gemstar")             N/A               --            5,855
         Other                                                      various          1,690            2,543
                                                                               -----------      -----------
                                                                               $    10,076           20,464
                                                                               ===========      ===========


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The following table reflects Liberty's share of earnings (losses) of affiliates including excess basis amortization and nontemporary declines in value:

                                                                     New Liberty               Old Liberty
                                                 ------------------------------------------   -------------
                                                    Year           Year         Ten months     Two months
                                                    ended          ended          ended          ended
                                                 December 31,   December 31,   December 31,    February 28,
                                                     2001          2000           1999            1999
                                                 ------------   ------------   ------------   -------------
                                                                          amounts in millions
         Discovery                               $       (293)          (293)          (269)            (8)
         QVC                                               36            (12)           (11)            13
         USAI and related investments                      35            (36)           (20)            10
         UnitedGlobalCom                                 (751)          (211)            23             --
         Telewest                                      (2,538)          (441)          (222)           (38)
         Jupiter                                          (90)          (114)           (54)            (7)
         Cablevision S.A. ("Cablevision")                (476)           (49)           (28)            (3)
         ASTROLINK International LLC
           ("Astrolink")                                 (417)            (8)            --             --
         Teligent, Inc. ("Teligent")                      (85)        (1,269)            --             --
         Gemstar                                         (133)          (254)            --             --
         Other                                           (194)          (798)          (323)           (33)
                                                 ------------   ------------   ------------   ------------
                                                 $     (4,906)        (3,485)          (904)           (66)
                                                 ============   ============   ============   ============

         At December 31, 2001, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $7,766 million. Such excess is being amortized over estimated useful lives of up to 20 years. Such amortization was $798 million, $1,058 million, $463 million and $9 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively, and is included in share of losses of affiliates.

         Certain of Liberty's affiliates are general partnerships and, as such, Liberty is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

         USAI

         USAI owns and operates businesses in network and television production, electronic retailing, ticketing operations, and internet services. At December 31, 2001, Liberty held 74.4 million shares of USAI's common stock. In addition, at December 31, 2001, Liberty held shares and other equity interests in certain subsidiaries of USAI that are exchangeable for an aggregate of 79.0 million shares of USAI common stock. The exchange of such shares and interests is subject to certain conditions including that Liberty's ownership of USAI's common stock issuable upon such exchange not being restricted by Federal Communications Commission ("FCC") regulations. On August 28, 2001, USAI gave Liberty notice that on August 21, 2001 USAI had sold its television broadcast stations and associated broadcast licenses and as a result of such sale, FCC regulations no longer restricted Liberty's ownership of shares of USAI's common stock issuable upon such exchange and, accordingly, that USAI was exercising its right to require that Liberty exchange such stock and other interests of such subsidiaries for shares of USAI common stock (the "USAI Exchange").

         If the USAI Exchange had been completed at December 31, 2001, Liberty would have owned 153.4 million shares or approximately 20% (on a fully-diluted basis) of USAI common stock. The closing price of USAI's common stock on December 31, 2001 was $27.31 per share.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         In December 2001, Liberty entered into an agreement with USAI and Vivendi Universal, S.A. ("Vivendi"), pursuant to which USAI will contribute substantially all of its entertainment assets to a partnership controlled by Vivendi. In connection with the transaction, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi will acquire from Liberty 25 million shares of common stock of USAI, approximately 38.7 millions shares of USANi LLC, which are exchangeable, on a one-for-one basis, for shares of USAI common stock, and all of its approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for ADSs representing approximately 37.4 million Vivendi ordinary shares, subject to adjustment. The closing of Liberty's transaction with Vivendi and the closing of Vivendi's transaction with USAI are conditioned on one another. Subsequent to the Vivendi transaction with USAI, USAI will be renamed USA Interactive. The Company anticipates that the Vivendi transaction will be consummated in the second quarter of 2002. Upon completion Liberty will own approximately 3% of Vivendi and 20% of USA Interactive.

         UnitedGlobalCom

         UnitedGlobalCom is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. At December 31, 2001, Liberty owned an approximate 20% economic ownership interest representing an approximate 40% voting interest in UnitedGlobalCom. Liberty owns 9.9 million shares of UnitedGlobalCom Class B common stock and 13.1 million shares of UnitedGlobalCom Class A common stock. The UnitedGlobalCom Class B common stock is convertible, on a one-for-one basis, into UnitedGlobalCom Class A common stock. The closing price of UnitedGlobalCom's Class A common stock on December 31, 2001 was $5.00 per share.

         On January 30, 2002, the Company and UnitedGlobalCom completed a transaction (the "New United Transaction") pursuant to which a new holding company ("New United") was formed to own UnitedGlobalCom, and all shares of UnitedGlobalCom common stock were exchanged for shares of common stock of New United. In addition, the Company contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of UnitedGlobalCom, with an accreted value of $892 million and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V., a subsidiary of UnitedGlobalCom, comprised of U.S. dollar denominated notes with a face amount of $1,435 million and euro denominated notes with a face amount of euro 263 million to New United in exchange for 281.3 million shares of Class C common stock of New United. Upon consummation of the New United Transaction, Liberty owns an approximate 72% economic interest and a 94% voting interest in New United. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is unable to exercise control of New United, and accordingly, Liberty will continue to use the equity method of accounting for its investment. Due to the Company's commitment to increase its investment in UnitedGlobalCom, as evidenced by the New United Transaction, the Company recognized its share of UnitedGlobalCom's losses such that its investment in UnitedGlobalCom was less than zero at December 31, 2001. As the Company's investment in United Pan-Europe Communications, N.V., a subsidiary of UnitedGlobalCom, has a carrying value of $718 million at December 31, 2001, the Company continues to include the negative carrying value of its UnitedGlobalCom investment in investments accounted for using the equity method.

         Also on January 30, 2002, New United acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UnitedGlobalCom's $1,375 million 10-3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for the Company's interest in IDT United of approximately $449 million was equal to the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase paid was paid by the assumption by New United of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES debt owed by Liberty to a subsidiary of UnitedGlobalCom, and the remainder was credited against the $200 million cash contribution by Liberty to New United described above. In connection with the New United Transaction, a subsidiary of Liberty agreed to loan to a subsidiary of New United up to $105 million. As of February 28, 2002, such subsidiary of New United has borrowed $103 million from the Liberty subsidiary to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with 2008 Notes acquired by New United directly from Liberty referred to above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes.

         Telewest

         Telewest currently operates and constructs cable television and telephone systems in the UK. In April 2000, Telewest acquired Flextech p.l.c. ("Flextech") which develops and sells a variety of television programming in the UK. Prior to the acquisition, Liberty owned an approximate 37% equity interest in Flextech and a 22% equity interest in Telewest. As a result of the acquisition, Liberty owns an approximate 25% equity interest in Telewest. Liberty recognized a $649 million gain (excluding related tax expense of $227 million) on the acquisition based on the difference between the carrying value of Liberty's interest in Flextech and the fair value of the Telewest shares received. At December 31, 2001 Liberty indirectly owned 744.4 million of the issued and outstanding Telewest ordinary shares. The closing price of Telewest's ordinary shares on December 31, 2001 was $0.94 per share.

         During the year ended December 31, 2001, Liberty determined that its investment in Telewest experienced a nontemporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value, and the Company recorded a charge of $1,801 million. Such charge is included in share of losses of affiliates. Summarized financial information for Telewest is as follows:

                                                                                 December 31,
                                                                          -------------------------
                                                                             2001            2000
                                                                          ----------     ----------
                                                                             amounts in millions
         Financial Position
         ------------------
           Investments                                                    $      795            377
           Property and equipment, net                                         5,051          5,078
           Intangibles, net                                                    2,752          4,666
           Other assets, net                                                     611            586
                                                                          ----------     ----------
             Total assets                                                 $    9,209         10,707
                                                                          ==========     ==========

           Debt                                                           $    7,122          6,360
           Other liabilities                                                   1,431          1,080
           Owners' equity                                                        656          3,267
                                                                          ----------     ----------
             Total liabilities and equity                                 $    9,209         10,707
                                                                          ==========     ==========

                                                                    Years ended December 31,
                                                           ----------------------------------------
                                                              2001           2000            1999
                                                           ----------     ----------     ----------
                                                                         amounts in millions
         Results of Operations
         ---------------------
           Revenue                                         $    1,811          1,623          1,064
           Operating expenses                                  (1,380)        (1,293)          (777)
                                                           ----------     ----------     ----------
           Operating cash flow (as defined by Liberty)            431            330            287
           Depreciation and amortization                         (941)          (863)          (475)
           Impairment of long-lived assets                     (1,112)            --             --
           Interest expense                                      (681)          (585)          (350)
           Other, net                                            (217)           (27)          (155)
                                                           ----------     ----------     ----------
             Net loss                                      $   (2,520)        (1,145)          (693)
                                                           ==========     ==========     ==========


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         In May 2001, Liberty consummated a transaction ("Exchange Transaction") with The News Corporation Limited ("News Corp.") whereby Liberty exchanged 70.7 million shares of Gemstar for 121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. Liberty recorded a loss of $764 million in connection with the Exchange Transaction as the fair value of the securities received by Liberty was less than the carrying value of the Gemstar shares. In December 2001, Liberty exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million.

         Cablevision

         Cablevision provides cable television and high speed data services in Argentina. At December 31, 2001, the Company has a 50% ownership in Cablevision. The Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to deteriorating economic and political conditions in Argentina in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. As a result of the devaluation of the Argentine peso, Cablevision recorded foreign currency translation losses of $393 million in the fourth quarter of 2001. At December 31, 2001, the Company determined that its investment in Cablevision had experienced a nontemporary decline in value, and accordingly, recorded an impairment charge of $195 million. Such charge is included in share of losses of affiliates. The Company's share of losses in 2001, when combined with foreign currency translation losses recorded in other comprehensive loss at December 31, 2001, reduced the carrying value of its investment in Cablevision to zero as of December 31, 2001. Included in accumulated other comprehensive earnings at December 31, 2001 is $257 million of unrealized foreign currency translation losses related to the Company's investment in Cablevision.

         Astrolink

         Astrolink, a developmental stage entity, originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required significant additional financing over the next several years. During the fourth quarter of 2001, two of the members of Astrolink informed Astrolink that they do not intend to provide any of Astrolink's required financing. In light of this decision, Astrolink is considering several alternatives with respect to its proposed business plan, including, but not limited to, seeking alternative funding sources, scaling back their proposed business plan, and liquidating the venture entirely. There can be no assurance that Astrolink will be able to obtain the necessary financing on acceptable terms, or that it will be able to fulfill the business plan as originally proposed, or at all.

         During the second quarter of 2001, the Company determined that its investment in Astrolink experienced a nontemporary decline in value. Accordingly, the carrying amount of such investment was adjusted to its then estimated fair value resulting in a recognized loss of $155 million. Such loss is included in share of losses of affiliates. Based on a fourth quarter 2001

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of its investment in Astrolink should be further reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, the Company wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. The aggregate amount required to reduce its investment in Astrolink to zero was $250 million. Including such fourth quarter amount, the Company recorded losses and charges relating to its investment in Astrolink aggregating $417 million during the year ended December 31, 2001.

         Teligent

         In January 2000, the Company acquired a 40% equity interest in Teligent, a full-service facilities based communications company. During the nine months ended September 30, 2000, the Company determined that its investment in Teligent experienced a nontemporary decline in value. As a result, the carrying amount of this investment was adjusted to its estimated fair value resulting in a charge of $839 million. This impairment charge is included in share of losses of affiliates. In April 2001, the Company exchanged its investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of the Company's investment in Teligent, no gain or loss was recognized on the transaction. The Company accounts for its investment in IDT Investments, Inc. using the cost method.

         Summarized unaudited combined financial information for affiliates other than Telewest is as follows:

                                                                       December 31,
                                                                -------------------------
                                                                   2001            2000
                                                                ----------     ----------
                                                                   amounts in millions
         Combined Financial Position
         ---------------------------
           Investments                                          $      872          1,776
           Property and equipment, net                               7,060          8,294
           Intangibles, net                                         15,183         26,763
           Other assets, net                                        10,837         11,603
                                                                ----------     ----------
             Total assets                                       $   33,952         48,436
                                                                ==========     ==========

           Debt                                                 $   17,262         18,351
           Other liabilities                                        14,075         15,904
           Owners' equity                                            2,615         14,181
                                                                ----------     ----------
             Total liabilities and equity                       $   33,952         48,436
                                                                ==========     ==========


                                                          Years ended December 31,
                                                 ---------------------------------------
                                                    2001           2000           1999
                                                 ----------     ----------     ----------
                                                            amounts in millions
         Combined Operations
         -------------------
           Revenue                               $   15,132         14,626         10,787
           Operating expenses                       (13,381)       (13,511)        (9,401)
           Depreciation and amortization             (2,703)        (2,718)        (1,087)
           Impairment charges                        (1,426)            --             --
                                                 ----------     ----------     ----------
              Operating income (loss)                (2,378)        (1,603)           299
           Interest expense                          (1,639)        (1,616)          (599)
           Other, net                                  (685)           174            (75)
                                                 ----------     ----------     ----------
              Net loss                           $   (4,702)        (3,045)          (375)
                                                 ==========     ==========     ==========


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(6)      Investments in Available-for-Sale Securities and Other Cost Investments
         -----------------------------------------------------------------------

         Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                                      December 31,
                                                                -------------------------
                                                                   2001            2000
                                                                ----------     ----------
                                                                   amounts in millions

         Sprint Corporation ("Sprint")                          $    5,697          5,192
         AOL Time Warner Inc. ("AOL Time Warner")                    6,236             --
         News Corp.                                                  6,118          2,342
         Motorola, Inc. ("Motorola")                                 1,773          1,982
         Viacom, Inc. ("Viacom")                                       670             --
         United Pan-Europe Communications N.V. ("UPC")                 718            203
         Time Warner Inc. ("Time Warner")                               --          6,325
         Other available-for-sale securities                         2,386          2,989
         Other investments, at cost, and related receivables           343            502
                                                                ----------     ----------
                                                                    23,941         19,535
             Less short-term investments                              (397)          (500)
                                                                ----------     ----------
                                                                $   23,544         19,035
                                                                ==========     ==========


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

         Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court of the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock - Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty. As of December 31, 2001, Liberty beneficially owned approximately 19% of Sprint PCS Group common stock - Series 2.

         The Final Judgment requires that the Trustee vote the Sprint Securities beneficially owned by Liberty and its consolidated subsidiaries in the same proportion as other holders of Sprint Securities so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ. At Liberty's request, the Department of Justice has joined Liberty and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. Under the terms of the Final Judgment, the obligation of the trustee to dispose of the first tranche of shares by May 23, 2002 will be stayed while the District Court considers the joint motion. Liberty is also seeking the approval of the Federal Communications Commission to the stay of the trustee's obligation to dispose of the first tranche of shares pending the District Court's determination of the joint motion.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         AOL Time Warner

         On January 11, 2001, America Online, Inc. completed its merger with Time Warner to form AOL Time Warner. In connection with the merger, each share of Time Warner common stock held by Liberty was converted into 1.5 shares of an identical series of AOL Time Warner stock. Upon completion of this transaction, Liberty holds a total of 171 million shares in AOL Time Warner. Liberty recognized a $253 million gain (before deferred tax expense of $100 million) based upon the difference between the carrying value of Liberty's interest in Time Warner and the fair value of the AOL Time Warner securities received.

         News Corp.

         In May and December of 2001, Liberty acquired an aggregate of 154 million News Corp. ADSs in exchange for its shares of Gemstar common stock and another equity investment. Liberty recorded a loss of $965 million in connection with these exchanges based on the difference between the fair value of the News Corp. ADSs received and the carrying value of the Gemstar investment. In connection with this transaction, the Company agreed to restrictions on its ability to transfer certain of the ADSs prior to May 2003. Liberty had previously acquired 51.8 million News Corp. ADSs in 1999 in exchange for Liberty's 50% interest in Fox/Liberty Networks, and had acquired 28.1 million ADSs for $695 million in cash. Liberty recognized a $13 million gain on the 1999 exchange. At December 31, 2001, Liberty owned 236 million ADSs or approximately 18% of the outstanding equity of News Corp. Liberty accounts for its investment in News Corp. as an available-for-sale security.

         Motorola

         On January 5, 2000, Motorola acquired General Instrument Corporation ("General Instrument"). In connection with such acquisition, Liberty received 54 million shares of Motorola common stock and warrants to purchase an additional 37 million shares in exchange for its holdings in General Instrument. Liberty recognized a $2,233 million gain (before deferred tax expense of $883 million) on such transaction during the first quarter of 2000 based on the difference between the carrying value of Liberty's interest in General Instrument and the fair value of the Motorola securities received. At December 31, 2001 Liberty holds approximately 71 million shares of Motorola common stock and vested warrants to purchase an additional 18 million shares of such common stock at $8.26 per share. Such warrants expire on June 30, 2002.

         Viacom

         On January 23, 2001, BET Holdings II, Inc. ("BET") was acquired by Viacom in exchange for shares of Class B common stock of Viacom. As a result of the merger, Liberty received 15.2 million shares of Viacom's Class B common stock (less than 1% of Viacom's common equity) in exchange for its 35% ownership interest in BET, which investment had been accounted for using the equity method. Liberty accounts for its investment in Viacom as an available-for-sale security. Liberty recognized a gain of $559 million (before deferred tax expense of $221 million) in the first quarter of 2001 based upon the difference between the carrying value of Liberty's interest in BET and the value of the Viacom securities received.

         UPC

         In May 2001, the Company entered into a loan agreement with UPC and Belmarken Holding B.V. ("Belmarken"), a subsidiary of UPC, pursuant to which the Company loaned Belmarken $857 million, which represented a 30% discount to the face amount of the loan of $1,225 million (the "Belmarken Loan"). UPC is a consolidated subsidiary of UnitedGlobalCom. The loan accrues interest at 6% per annum, and all principal and interest are due in May 2007. After May 29, 2002, the loan is exchangeable, at the option of the Company, into shares of ordinary common stock of UPC at a rate of $6.85 per share. At inception, Liberty recorded the conversion feature of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the loan at its estimated fair value of $420 million, and the $437 million remaining balance as a loan receivable. Liberty accounts for the convertible feature of the Belmarken Loan as a derivative security under Statement 133, and records the convertible feature at fair value with periodic market adjustments recorded in the statement of operations as unrealized gains or losses. The discounted loan receivable is being accreted up to the $1,225 million face amount over its term. Such accretion, which includes the stated interest of 6%, is being recognized in interest income over the term of the loan. Upon consummation of the New United Transaction, the Company contributed the Belmarken Loan to New United in exchange for Class C shares of New United. Liberty had previously purchased exchangeable preferred stock and warrants of UPC in December 2000 for $203 million.

         During 2001, the Company acquired certain outstanding senior notes and senior discount notes of UPC. Liberty acquired approximately $1,435 million face amount of U.S. dollar denominated notes and euro 263 million face amount of euro denominated notes for an aggregate purchase price of $358 million. Such notes were contributed to New United in connection with the New United Transaction on January 30, 2002.

         Nontemporary Decline in Fair Value of Investments

         During the years ended December 31, 2001 and 2001, Liberty determined that certain of its AFS Securities and cost investments experienced nontemporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on recent quoted market prices. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The following table identifies the realized losses attributable to each of the individual investments as follows:

                                                    Year ended
                                                   December 31,
                                            -------------------------
                                               2001           2000
                                            ----------     ----------
                                                amounts in millions
                 Investments
                 -----------
                   AOL Time Warner          $    2,052             --
                   News Corp.                      915             --
                   Viacom                          201             --
                   UPC preferred stock             195             --
                   Antec Corporation               127             --
                   Motorola                        232          1,276
                   Primedia                         --            103
                   Others                          379             84
                                            ----------     ----------
                                            $    4,101          1,463
                                            ==========     ==========

         Equity Collars and Put Spread Collars

         The Company has entered into equity collars, put spread collars and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. The Company's equity collars are accounted for as fair value hedges.

         Put spread collars provide the Company and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require the Company to purchase the underlying securities at a price that is

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES lower than the Company Put Price. The inclusion of the secondary put option allows the Company to secure a higher call option price while maintaining net zero cost to enter into the collar. The Company's put spread collars have not been designated as fair value hedges.

         Investments in available-for-sale securities at December 31, 2001 and 2000 are summarized as follows:

                                                                             December 31, 2001
                                                      -------------------------------------------------------------
                                                                                     Put
                                                         Equity       Equity       spread        Debt
                                                      securities      collars      collars    securities    Total
                                                      -----------  -----------  -----------  -----------  ---------
                                                                            amounts in millions
         Cost basis                                   $    19,310           --           --        1,457     20,767
         Gross gains recognized in earnings                    84        1,800          263           --      2,147
         Gross losses recognized in earnings               (1,542)          --           --           --     (1,542)
         Gross unrealized holding gains                     2,185           --           --           94      2,279
         Gross unrealized holding losses                     (500)          --           --          (46)      (546)
                                                      -----------  -----------  -----------  -----------  ---------
                Fair value                            $    19,537        1,800          263        1,505     23,105
                                                      ===========  ===========  ===========  ===========  =========


                                                                             December 31, 2000
                                                      -------------------------------------------------------------
                                                                                     Put
                                                         Equity       Equity       spread        Debt
                                                      securities      collars      collars    securities    Total
                                                      -----------  -----------  -----------  -----------  ---------
                                                                            amounts in millions
         Cost basis                                   $    17,640           --           --        1,533     19,173
         Gross gains recognized in earnings                    --           --          188           --        188
         Gross unrealized holding gains                     1,003        1,080           --           86      2,169
         Gross unrealized holding losses                   (2,636)          --           --          (64)    (2,700)
                                                      -----------  -----------  -----------  -----------  ---------
                Fair value                            $    16,007        1,080          188        1,555     18,830
                                                      ===========  ===========  ===========  ===========  =========

         Management estimates that the fair market value of all of its investments in available-for-sale securities and others aggregated $23,760 million and $19,664 million at December 31, 2001 and December 31, 2000, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

         Forward Foreign Exchange Contracts

         The Company does not hedge the majority of its foreign currency exchange risk because of the long term nature of its interests in foreign affiliates. During 2001, the Company entered into a definitive agreement to acquire six regional cable television systems in Germany. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate, Liberty had entered into forward purchase contracts with respect to euro 3,243 million as of December 31, 2001. Such contracts generally have terms ranging from 90 to 120 days and can be renewed at their expiration at Liberty's option. Liberty is not accounting for the forward purchase contracts as hedges. At December 31, 2001, the Company had recorded a liability of $24 million representing unrealized losses related to these contracts due to a decrease in the value of the euro compared to the U.S. dollar.

         Total Return Debt Swaps

         From time to time the Company enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for the benefit of the Company. The Company posts collateral with the counterparty equal to 10% of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the value of the purchased securities. The Company earns interest income based upon the face amount and stated interest rate of the debentures, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debentures declines, the Company is required to post cash collateral for the decline, and the Company records an unrealized loss on financial instruments. Liberty has the contractual right to net settle the total return debt swaps, and currently, intends to do so. Accordingly, Liberty records the net asset related to the total return debt swaps.

         At December 31, 2001, the aggregate purchase price of debt securities underlying Liberty's total return debt swap arrangements was $118 million. As of such date, the Company had posted cash collateral equal to $59 million. In the event the fair value of the purchased debt securities were to fall to zero, the Company would be required to post additional cash collateral of $59 million.

(7)      Acquisitions and Dispositions
         -----------------------------

         2000
         ----

         Associated Group, Inc. ("Associated Group")

         On January 14, 2000, Liberty completed its acquisition of Associated Group pursuant to a merger agreement among AT&T, Liberty and Associated Group. Under the merger agreement, each share of Associated Group's Class A common stock and Class B common stock was converted into
         0.49634 shares of AT&T common stock and 2.41422 shares of AT&T Class A Liberty Media Group common stock. Prior to the merger, Associated Group's primary assets were (1) 19.7 million shares of AT&T common stock, (2) 46.8 million shares of AT&T Class A Liberty Media Group common stock, (3) 10.6 million shares of AT&T Class B Liberty Media Group common stock, (4) 21.4 million shares of common stock of Teligent, and (5) all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitter, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group were transferred to Liberty. All of the shares of AT&T common stock, AT&T Class A Liberty Media Group common stock and AT&T Class B Liberty Media Group common stock previously held by Associated Group were retired by AT&T.

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

         Liberty Satellite & Technology, Inc.

         On March 16, 2000, Liberty purchased shares of preferred stock in TCI Satellite Entertainment, Inc. in exchange for Liberty's economic interest in approximately 5 million shares of Sprint PCS Group stock, which had a fair value of $300 million. During the third quarter of 2000, TCI Satellite Entertainment, Inc. changed its name to Liberty Satellite & Technology, Inc. ("LSAT"). Liberty received 150,000 shares of LSAT Series A 12% Cumulative Preferred Stock and 150,000 shares of LSAT Series B 8% Cumulative Convertible Voting Preferred Stock. The Series A preferred stock does not have voting rights, while the Series B preferred stock gives Liberty approximately 85% of the voting power of LSAT. In connection with this transaction, Liberty realized a $211 million gain (before related tax expense of $84 million) based on the difference between the cost basis and fair value of the economic interest in the Sprint PCS Group stock exchanged.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Ascent Entertainment Group, Inc. ("Ascent")

         On March 28, 2000, Liberty completed its cash tender offer for the outstanding common stock of Ascent at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent were tendered in the offer and Liberty paid approximately $385 million. On June 8, 2000, Liberty completed its acquisition of 100% of Ascent for an additional $67 million. The total purchase price for the acquisition was $452 million. Such transaction was accounted for as a purchase, and the $228 million excess of the purchase price over the fair value of the net assets acquired is being amortized over five years.

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

         On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO"), in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group common stock valued at $106 million. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

         Immediately following the closing of such transaction, Liberty contributed to Todd-AO 100% of the capital stock of Four Media, in exchange for approximately 16.6 million shares of the Class B Common Stock of Todd-AO increasing Liberty's ownership interest in Todd-AO to approximately 84% of the equity and approximately 98% of the voting power. Following Liberty's acquisition of Todd-AO, and the contribution by Liberty to Todd-AO of Liberty's ownership in Four Media, Todd-AO changed its name to Liberty Livewire.

         On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of SounDelux Entertainment Group for $90 million in cash, and contributed such assets to Liberty Livewire in exchange for approximately 8.2 million additional shares of Liberty Livewire Class B Common Stock. Following this contribution, Liberty's ownership in Liberty Livewire increased to approximately 88% of the equity and approximately 99% of the voting power of Liberty Livewire.

         Each of the foregoing acquisitions was accounted for as a purchase. In connection therewith, Liberty recorded an aggregate increase to additional paid-in-capital of $251 million. The $452 million excess purchase price over the fair value of the net assets acquired is being amortized over 20 years.

         1999
         ----

         TV Guide
         --------

         On March 1, 1999, United Video Satellite Group, Inc. ("UVSG"), a consolidated subsidiary of Liberty, and News Corp. completed a transaction whereby UVSG acquired News Corp.'s TV Guide properties and UVSG was renamed TV Guide. Upon completion of this transaction, and another transaction completed by TV Guide on the same date, Liberty owned an economic interest of approximately 44% and controlled approximately 49% of the voting power of TV Guide. In connection with the increase in TV Guide's equity, net of dilution of Liberty's ownership interest in TV Guide, Liberty recognized a gain of $372 million (before deducting deferred income taxes of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         $147 million). Upon consummation, Liberty began accounting for its interest in TV Guide under the equity method of accounting.


         Pro Forma Information

         The following unaudited pro forma information for the year ended December 31, 2000 was prepared assuming the 2000 acquisitions discussed above occurred on January 1, 2000. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above had occurred on January 1, 2000.

              Revenue                        $     1,769
              Net earnings                   $     1,413
              Pro forma basic and diluted
                earnings per common share    $      0.55

(8)      Long-Term Debt
         --------------

         Debt is summarized as follows:

                                                    Weighted
                                                    average
                                                    interest         December 31,
                                                      rate      -------------------------
                                                      2001          2001          2000
                                                   ----------   ----------     ----------
                                                         amounts in millions
         Parent company debt:
           Senior notes                                 7.8%    $      982            742
           Senior debentures                            8.3%         1,486          1,486
           Senior exchangeable debentures               3.7%           858          1,679
           Bank credit facilities                       2.6%           675            475
           Other debt                                   8.0%           288            580
                                                                ----------     ----------
                                                                     4,289          4,962
         Debt of subsidiaries:
           Bank credit facilities                       4.3%         1,310          1,129
           Senior notes                                 N/A             --            179
           Other debt, at varying rates                                308             93
                                                                ----------     ----------
                                                                     1,618          1,401
                                                                ----------     ----------
           Total debt                                                5,907          6,363
         Less current maturities                        4.5%        (1,143)        (1,094)
                                                                ----------     ----------
           Total long-term debt                                 $    4,764          5,269
                                                                ==========     ==========


         Senior Notes and Debentures

         In July 1999, Liberty issued $750 million of 7-7/8% Senior Notes due 2009 and issued $500 million of 8-1/2% Senior Debentures due 2029 for aggregate cash proceeds of $741 million and $494 million, respectively. Interest on both issuances is payable on January 15 and July 15 of each year.

         In February 2000, Liberty issued $1 billion of 8-1/4% Senior Debentures due 2030 for aggregate cash proceeds of $983 million. Interest on these debentures is payable on February 1 and August 1 of each year.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         In December 2001, the Company issued $237.8 million of 7-3/4% Senior Notes due 2009 for cash proceeds of $238.4 million. Interest on these notes is payable on January 15 and July 15 of each year.

         The senior notes and debentures are stated net of an aggregate unamortized discount of $19 million and $22 million at December 31, 2001 and 2000, respectively, which is being amortized to interest expense in the consolidated statements of operations.

         Senior Exchangeable Debentures

         In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group stock. After the later of December 31, 2001 or the date Liberty's ownership level in the Sprint PCS Group falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

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

         Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying security. Increases or decreases in the value of the underlying security above the principal amount of the senior exchangeable debentures were recorded as unrealized gains or losses on financial instruments in the consolidated statements of operations. If the value of the underlying security decreased below the principal amount of the senior exchangeable debentures there was no effect on the principal amount of the debentures.

         Upon adoption of Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Accordingly, at January 1, 2001, Liberty recorded a transition adjustment to reflect the call option obligations at fair value ($459 million) and to recognize in net earnings the difference between the fair value of the call option obligations at issuance and the fair value of the call option obligations at January 1, 2001. Such adjustment to net earnings aggregated $757 million (before tax expense of $299 million) and is included in cumulative effect of accounting change. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES financial instruments in Liberty's consolidated statements of operations. During the year ended December 31, 2001, Liberty recorded unrealized gains of $167 million related to the call option obligations.

         Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the year ended December 31, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debenture using the effective interest method. Such accretion aggregated $6 million during the year ended December 31, 2001, and is included in interest expense. The transition adjustment noted above resulted in a decrease in the carrying value of the long-term debt portion of the senior exchangeable debentures of $1,216 million on January 1, 2001.

         Bank Credit Facilities

         At December 31, 2001, Liberty and its subsidiaries had approximately $217 million in unused lines of credit under their respective bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. The borrowers were in compliance with their debt covenants at December 31, 2001. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

         The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years are as follows (amounts in millions):

                  2002                  $   1,143
                  2003                        211
                  2004                        121
                  2005                        435
                  2006                        589

         Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at December 31, 2001 is as follows (amounts in millions):

           Senior notes of parent company                             $    1,024
           Senior debentures of parent company                             1,438
           Senior exchangeable  debentures of parent company,
             including call option liability                               2,323

         Liberty believes that the carrying amount of the remainder of its debt, which is comprised primarily of variable rate debt, approximated its fair value at December 31, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

           Carrying value at December 31, 2001                        $    5,907
           Add:
             Unamortized issue discount on Senior Notes
               and Debentures                                                 19
             Unamortized discount attributable to call option
               feature of exchangeable debentures                          2,238
                                                                      ----------
                         Face amount at maturity                      $    8,164
                                                                      ==========

(9)      Income Taxes
         ------------

         During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). Liberty calculated its respective tax liability on a separate return basis. The income tax provision for Liberty was calculated based on the increase or decrease in the tax liability of the AT&T consolidated group resulting from the inclusion of those items in the consolidated tax return of AT&T which were attributable to Liberty.

         Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when it generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. This utilization of taxable losses was accounted for by Liberty as a current federal intercompany income tax benefit. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit.

         In periods when Liberty generated federal taxable income, AT&T agreed to satisfy such tax liability on Liberty's behalf up to a certain amount. Thereafter, Liberty was required to make cash payments to AT&T for federal tax liabilities of Liberty. The reduction of such computed tax liabilities was accounted for by Liberty as an increase to additional paid-in-capital.

         To the extent AT&T utilized existing net operating losses of Liberty, such amounts were accounted for by Liberty as a reduction of additional paid-in-capital. Net operating losses of Liberty with a tax effected carrying value of $2 million, $38 million and $88 million were recorded as a reduction to additional paid-in-capital during the seven months ended July 31, 2001, the year ended December 31, 2000 and the ten months ended December 31, 1999, respectively.

         Liberty generally made cash payments to AT&T related to states where it generated taxable income and received cash payments from AT&T in states where it generates taxable losses.

         Prior to the AT&T Merger, Liberty was included in TCI's consolidated tax return and was a party to the TCI tax sharing agreements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Income tax benefit (expense) consists of:

                                                     New Liberty                    Old Liberty
                                       ------------------------------------------  -------------
                                          Year            Year       Ten months      Two months
                                          ended           ended        ended           ended
                                       December 31,    December 31,  December 31,    February 28,
                                           2001           2000          1999            1999
                                       ------------   ------------   ------------   ------------
                                                              amounts in millions
         Current:
           Federal                     $        297            277             75              1
           State and local                       (2)            10             (3)            --
                                       ------------   ------------   ------------   ------------
                                                295            287             72              1
                                       ------------   ------------   ------------   ------------

         Deferred:
           Federal                            3,166         (1,490)           873           (168)
           State and local                      447           (331)           152            (44)
                                       ------------   ------------   ------------   ------------
                                              3,613         (1,821)         1,025           (212)
                                       ------------   ------------   ------------   ------------

         Income tax benefit (expense)  $      3,908         (1,534)         1,097           (211)
                                       ============   ============   ============   ============


         Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                     New Liberty                    Old Liberty
                                       ------------------------------------------  -------------
                                          Year            Year       Ten months      Two months
                                          ended           ended        ended           ended
                                       December 31,    December 31,  December 31,    February 28,
                                           2001           2000          1999            1999
                                       ------------   ------------   ------------   ------------
                                                      amounts in millions
         Computed expected tax
           benefit expense)            $    3,809         (1,035)         1,107            (49)
         Dividends excluded for
           income tax purposes                 18             22             11              2
         Amortization not deductible
           for income tax purposes           (260)          (187)          (122)            (4)
         State and local income
           taxes, net of federal
           income taxes                       289           (204)           102            (29)
         Recognition of difference
           in income tax basis of
           investments in
           subsidiaries                        21            (69)            --           (130)
         Effect of change in
           estimated state tax rate            91             --             --             --
         Change in valuation
           allowance                          (71)           (50)            --             --
         Other, net                            11            (11)            (1)            (1)
                                       ----------     ----------     ----------     ----------
                                       $    3,908         (1,534)         1,097           (211)
                                       ==========     ==========     ==========     ==========


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                December 31,
                                                           -------------------------
                                                              2001            2000
                                                           ----------     ----------
                                                               amounts in millions
         Deferred tax assets:
           Net operating and capital loss carryforwards    $      370            363
           Accrued stock compensation                             296            247
           Other future deductible amounts                         31             --
                                                           ----------     ----------
           Deferred tax assets                                    697            610
              Valuation allowance                                (273)          (202)
                                                           ----------     ----------
           Net deferred tax assets                                424            408
                                                           ----------     ----------
         Deferred tax liabilities:
           Investments                                          8,422         11,255
           Intangible assets                                      164            218
           Discount on exchangeable debentures                    455             --
           Other                                                   49             30
                                                           ----------     ----------
           Deferred tax liabilities                             9,090         11,503
                                                           ----------     ----------

         Net deferred tax liabilities                      $    8,666         11,095
                                                           ==========     ==========

         At December 31, 2001, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $1,016 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2004: $1 million; 2005: $16 million; 2006: $14 million; 2007: $16 million; 2008: $12 million; 2009: $27 million; 2010: $6 million; and beyond 2010: $924 million. These net operating losses are subject to certain rules limiting their usage.

         AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1995 tax years. The IRS has notified AT&T and Liberty that it is considering proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of up to approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS may assert certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty intend to vigorously defend their position. Pursuant to the AT&T Tax Sharing Agreement, Liberty may be obligated to reimburse AT&T for any tax that AT&T is ultimately assessed as a result of this audit. Liberty is currently unable to estimate a range of any such reimbursement, but believes that any such reimbursement would not be material to its financial position.

(10)     Stockholder's Equity
         --------------------

         Preferred Stock

         The Preferred Stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such Preferred Stock adopted by the Board. As of December 31, 2001, no shares of preferred stock were issued.

         Common Stock

         Prior to the Split Off Transaction, Liberty had 1,000 shares of each of Class A, Class B and Class C common stock outstanding. In connection with the Split Off Transaction, the Class A and Class B common stock were reclassified into Series A common stock and the Class C common

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES stock was reclassified into Series B common stock. The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

         As of December 31, 2001, there were 75 million shares of Liberty Series A common stock reserved for issuance under exercise privileges of outstanding stock options.

         Stock Issuances of Subsidiaries and Equity Affiliates

         Certain consolidated subsidiaries and equity affiliates of Liberty have issued shares of common stock in connection with acquisitions and the exercise of employee stock options. In connection with the increase in the issuers' equity, net of the dilution of Liberty's ownership interest, that resulted from such stock issuances, Liberty recorded increases (decreases) to additional paid-in-capital as follows:

                                                                                     Ten months
                                                      Year ended     Year ended        ended
                                                      December 31,   December 31,   December 31,
                                                          2001           2000           1999
                                                      ------------   ------------   ------------
                                                                  amounts in millions
         Stock issuances by consolidated
           subsidiaries                               $         (8)           212            107
         Stock issuances by equity affiliates
           (net of deferred income taxes of           $         75
           million and $1 million, respectively)                --            143              1
                                                      ------------   ------------   ------------
                                                      $         (8)           355            108
                                                      ============   ============   ============


         Transactions with Officers and Directors

         During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from an executive officer and director of On Command, who is also a director of Liberty, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying consolidated statement of operations.

         In November 2000, Liberty granted certain officers, a director of Liberty (the "Liberty Director"), and a board member of Liberty Livewire an aggregate 4.0725% common stock interest in Liberty LWR, Inc. ("LWR"), which owned a direct interest in Liberty Livewire. The common stock interest granted to these individuals had a value of approximately $400,000. LWR also awarded the Liberty Director a deferred bonus in the initial total amount of approximately $3.4 million, which amount will decrease by an amount equal to any increase over the five-year period from the date of the award in the value of certain of the common shares granted to the Liberty Director. Liberty and the individuals entered into a stockholders' agreement in which the individuals could require Liberty to repurchase, after five years, all or part of their common stock interest in exchange for Series A Liberty stock at its then fair market value. In addition, Liberty has the right to repurchase, in exchange for Series A Liberty common stock, the common stock interests held by the individuals at fair market value at any time.

         In July 2001, LWR formed Liberty Livewire Holdings, Inc. ("Livewire Holdings") as a wholly owned subsidiary. LWR then sold to certain officers and the Liberty Director an aggregate 19.872% common stock interest in Livewire Holdings with an aggregate value of $600. Liberty, LWR and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES these individuals entered into a stockholders agreement pursuant to which the individuals can require Liberty to purchase, after five years, all or part of their common stock interest in Livewire Holdings, in exchange for Liberty common stock, at its then-fair market value. In addition, Liberty has the right to purchase, in exchange for its common stock, their common stock interests in Livewire Holdings for fair market value at any time.

         In August 2001, in connection with the termination of Liberty Livewire's director and chief executive officer, LWR purchased his common stock interest in LWR. In October 2001, LWR purchased from the Liberty officers and the Liberty Director their respective common stock interests in LWR. In connection with the purchase of his common stock interest in LWR, the Liberty Director waived the right to receive his deferred bonus. Upon the completion of these purchases, LWR became a wholly owned subsidiary of the Company.

         In October 2000, Liberty restructured its ownership interests in certain assets into a new consolidated subsidiary. Liberty then sold a preferred interest in such subsidiary to Liberty's Chairman of the Board of Directors in exchange for approximately 540,000 shares of LSAT Series A common stock, approximately 3.3 million shares of LSAT Series B common stock and cash consideration of approximately $88 million. No gain or loss was recognized due to the related party nature of such transaction. The preferred interest has a liquidation value of $106 million and accrues dividends at 9% per annum payable quarterly in cash.

         In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owns an indirect interest in an entity that holds certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty stock at the then fair market value. In addition, Liberty has the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. During 2001, two of the officers resigned their positions with the Company, and the Company purchased their respective interests in the subsidiary for the original purchase price plus 6% interest.

         In August 2000, a subsidiary of Liberty sold shares of such subsidiary's Series A Convertible Participating Preferred Stock (the "Preferred Shares") to a director of Liberty, who was also the Chairman and Chief Executive Officer of such subsidiary, for a $21 million note. The Preferred Shares are convertible into 1.4 million shares of the subsidiary's common stock. The note is secured by the Preferred Shares or the proceeds from the sale of such shares and the director's personal obligations under such loan are limited. The note, which matures on August 1, 2005, may not be prepaid and interest on the note accrues at a rate of 7% per annum.

         In May 2000, Liberty's President and Chief Executive Officer, certain officers of a subsidiary and another individual purchased an aggregate 20% common stock interest in a subsidiary for $800,000. This subsidiary owns a 7% interest in Jupiter Telecommunications Co., Inc. Liberty and the individuals entered into a shareholders agreement in which the individuals could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty common stock at its then fair market value. In addition, Liberty has the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. Liberty recognized $ 4 million and $3 million of compensation expense related to changes in the market value of its contingent liability to reacquire the common stock interests held by these officers during the years ended December 31, 2001 and 2000, respectively.

         In connection with the AT&T Merger, Liberty paid two of its directors and one other individual, all three of whom were directors of TCI, an aggregate of $12 million for services rendered in connection with the AT&T Merger. Such amount is included in operating, selling, general and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES administrative expenses for the two months ended February 28, 1999 in the accompanying consolidated statements of operations.

         Liberty is party to a call agreement with certain shareholders of Series B Liberty common stock, including the Chairman of the Board of Directors, which grants Liberty a right to acquire all of the Series B Liberty common stock held by such shareholders in certain circumstances. The price of acquiring such shares is generally limited to the market price of the Series A Liberty common stock, plus a 10% premium.

         Transactions with AT&T and Other Related Parties

         Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others pursuant to long term affiliation agreements. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $210 million, $243 million, $180 million and $43 million for the seven months ended July 31, 2001, the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

         Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods were reasonable and materially approximated the amount that Liberty would have incurred on a stand-alone basis. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $20 million, $37 million, $24 million and $6 million during the seven months ended July 31, 2001 (the period immediately prior to the Split Off Transaction), the year ended December 31, 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

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

(11)     Stock Options and Stock Appreciation Rights
         -------------------------------------------

         Liberty
         -------

         Effective with the Split Off Transaction, Liberty assumed from AT&T the Amended and Restated AT&T Corp. Liberty Media Group 2000 Incentive Plan and renamed it the Liberty Media Corporation 2000 Incentive Plan (the "Liberty Incentive Plan"). Grants by TCI of options and options with tandem stock appreciation rights ("SARs") with respect to shares of Liberty Media Group stock prior to 1999 were assumed by Liberty under the Liberty Incentive Plan. Grants of free standing SARs made under the Plan in 2000 and in 2001 prior to the Split Off Transaction were converted into options upon assumption by Liberty.

         The Liberty Incentive Plan provides for awards to be made in respect of a maximum of 160 million shares of common stock of Liberty. Awards may be made as grants of stock options, SARs, restricted shares, stock units, cash or any combination thereof.

         Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. The free-standing SARs have an exercise price of $14.70 and had a fair value of $9.56 on the date of the grant. Upon completion of the Split Off Transaction, the free-standing SARs automatically converted to options to purchase Liberty Series A common stock. Prior to the Effective Date, the Restructured Options were accounted for using variable plan accounting pursuant to APB Opinion No. 25. Accordingly, the above-described transaction did not have a significant impact on Liberty's results of operations.

         The following table presents the number and weighted average exercise price ("WAEP") of certain options and options with tandem SARs to purchase Liberty Series A common stock granted to certain officers and other key employees of the Company.

                                                             Liberty
                                                            Series A
                                                             common
                                                              stock            WAEP
                                                           ----------     -------------
                                                           amounts in thousands, except
                                                                   for WAEP
         Outstanding at January 1, 1999                        78,158     $       23.19
           Granted                                              1,244             18.43
           Exercised                                           (7,510)             5.02
           Adjustment for transfer of employees                (1,158)             6.70
                                                           ----------
         Outstanding at December 31, 1999                      70,734              6.97
           Granted                                              2,341             21.73
           Exercised                                           (7,214)             5.69
           Canceled                                              (479)             9.45
           Options issued in mergers                           12,134              4.75
                                                           ----------
         Outstanding at December 31, 2000                      77,516              7.20
           Granted                                             49,087             14.72
           Exercised                                          (50,315)             7.62
           Canceled                                            (1,167)            16.88
                                                           ----------
         Outstanding at December 31, 2001                      75,121             11.69
                                                           ==========

         Exercisable at December 31, 1999                      14,341
                                                           ==========
         Exercisable at December 31, 2000                      52,856
                                                           ==========
         Exercisable at December 31, 2001                      23,494
                                                           ==========

         Vesting period                                         5 yrs


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The following table provides certain information about the Company's outstanding options at December 31, 2001.

             No. of                                                 Weighted         No. of
           outstanding            Range of           WAEP of         average       exercisable       WAEP of
             options              exercise         outstanding      remaining        options       exercisable
             (000's)               prices            options          life           (000's)         options
         ---------------     ------------------  --------------  -------------  ---------------  -----------
                17,566       $  1.08 -$    5.00    $     2.04         4.0 yrs          17,534     $     2.04
                 1,180       $  6.30 -$    9.95    $     7.05         5.1 yrs           1,043     $     7.00
                53,336       $ 10.81 -$   14.75    $    14.47         8.9 yrs           4,126     $    12.25
                 3,039       $ 16.35 -$   28.40    $    20.59         8.6 yrs             791     $    20.11
         -------------                                                          -------------
                75,121                                                                 23,494
         =============                                                          =============


         As permitted by Statement 123, the Company accounts for stock-based compensation pursuant to the intrinsic value method prescribed by APB Opinion No. 25 and its interpretations. In accordance with APB Opinion No. 25, Liberty accounts for stock options with tandem SARs granted to its employees as variable plan awards. Liabilities and the related compensation expense under these awards are subject to future adjustment based upon vesting provisions and the market value of the underlying security and, ultimately, on the final determination of market value when the rights are exercised. The Company accounts for stand-alone options as fixed plan awards, and accordingly, no compensation is recognized for these awards. If the Company had determined compensation expense based upon the grant-date fair value method pursuant to Statement 123, the Company's 2001 net loss and pro forma net loss per common share would have been $6,335 million and $2.45, respectively. The Company's net earnings (loss) and pro forma net earnings (loss) per share for 2000 and 1999 would not have been significantly different from what has been reflected in the accompanying consolidated financial statements as substantially all of Liberty's stock option awards had tandem SARs in 2000 and 1999.

         In addition to the SARs issued in the aforementioned option restructuring, during 2001 and pursuant to the Liberty Incentive Plan, Liberty awarded 2,104,000 options to purchase Liberty Series A common stock to certain officers and key employees of the Company. Such options have exercise prices ranging from $12.40 to $16.35, vest as to 25% in each of years 2 through 5 after the date of grant, and had a weighted-average grant date fair value of $9.40.

         The estimated fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a 45% volatility factor, (c) the 10-year option term; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

         Liberty Digital, Inc.
         ---------------------

         Deferred Compensation and Stock Option Plan. On September 8, 1999, Liberty Digital adopted the Deferred Compensation and Stock Appreciation Rights Plan for key executives. This plan is comprised of a deferred compensation component and SARs grants. The deferred compensation component provides participants with the right to receive an aggregate of nine and one half percent of the appreciation in the Liberty Digital Series A common stock market price over $2.46 subject to a maximum amount of $19.125. The SARs provide participants with the appreciation in the market price of the Liberty Digital Series A common stock above the maximum amount payable under the deferred compensation component. Obligations to the executives under both the deferred compensation and SAR elements of this plan are accounted for as variable award plans.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         There are 19,295,193 shares subject to this plan all of which were granted in 1999 at an effective exercise price of $2.46 and a weighted average remaining life of 3 years at year end. The deferred compensation and SARs components vest 20% annually beginning with the first vesting date of December 15, 1999. Fully vested unexercised SARs total 3,046,188 at year-end. During the year ended December 31, 1999, there were no exercises, cancellations or expirations. During 2000 there were 3,859,038 options exercised, and 3,251,401 options cancelled. This plan terminates on December 15, 2003.

         Subsequent to December 31, 2001, Liberty effected a short form merger with Liberty Digital whereby Liberty Digital shareholders received 0.25 shares of Liberty Series A common stock for each share of Liberty Digital Series A common stock held. Subsequent to this merger Liberty owns 100% of Liberty Digital. In connection with this merger, all outstanding Liberty Digital SARs were converted to Liberty SARs at the rate of 0.25 for 1. In addition, all amounts accrued under the deferred compensation plan were paid, and the deferred compensation plan was terminated.

         During the first quarter of 2000, an executive officer of Liberty Digital elected to exercise certain of his SARs that had been granted by Liberty Digital. In order to satisfy Liberty Digital's obligations under the stock option agreement, LDIG and Liberty offered to issue, and the executive agreed to accept, a combination of cash and AT&T Liberty Media Group tracking stock in lieu of a cash payment. Accordingly, Liberty paid cash of $50 million and issued 5.8 million shares to the executive officer in the first quarter of 2001.

         Starz Encore Group

         Starz Encore Group Phantom Stock Appreciation Rights Plan. During 2000 and 1999 Starz Encore Group granted Phantom Stock Appreciation Rights (PSARS) to certain of its officers under this plan. PSARS granted under the plan generally vest over a five year period. Compensation under the PSARS is computed based upon a formula derived from the appraised fair value of the net assets of Starz Encore Group. All amounts earned under the plan are payable in cash.

         Other

         Certain of the Company's subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(12)     Employee Benefit Plans
         ----------------------

         Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides employees an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to contribute up to 10% of their compensation to a trust for investment in Liberty common stock, as well as several mutual funds. The Company, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Certain of the Company's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $10 million, $7 million, $3 million and $1 million for the years ended December 31, 2001 and 2000, the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

(13)     Other Comprehensive Earnings
         ----------------------------

         Accumulated other comprehensive earnings included in Liberty's consolidated balance sheets and consolidated statements of stockholder's equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities classified as

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES available-for-sale. The change in the components of accumulated other comprehensive earnings, net of taxes, is summarized as follows:

                                                                                Accumulated
                                                                                   other
                                                  Foreign                       comprehensive
                                                  currency       Unrealized       earnings
                                                 translation      gains on      (loss), net
                                                 adjustments     securities      of taxes
                                                 ------------   ------------   ------------
                                                           amounts in millions
         Balance at January 1, 1999              $          5          3,181          3,186
         Other comprehensive earnings (loss)              (15)           885            870
                                                 ------------   ------------   ------------
         Balance at February 28, 1999            $        (10)         4,066          4,056
                                                 ============   ============   ============
-------------------------------------------------------------------------------------------
         Balance at March 1, 1999                $         --             --             --
         Other comprehensive earnings                      60          6,495          6,555
                                                 ------------   ------------   ------------
         Balance at December 31, 1999                      60          6,495          6,555

         Other comprehensive loss                        (202)        (6,750)        (6,952)
                                                 ------------   ------------   ------------
         Balance at December 31, 2000                    (142)          (255)          (397)

         Other comprehensive loss                        (359)         1,596          1,237
                                                 ------------   ------------   ------------
         Balance at December 31, 2001            $       (501)         1,341            840
                                                 ============   ============   ============


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The components of other comprehensive earnings are reflected in Liberty's consolidated statements of comprehensive earnings, net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings.

                                                                                  Tax
                                                                Before-tax      (expense)      Net-of-tax
                                                                  amount         benefit         amount
                                                                ----------     ----------     ----------
                                                                           amounts in millions
         Year ended December 31, 2001:
         -----------------------------
         Foreign currency translation adjustments               $     (588)           229           (359)
         Unrealized holding losses on securities arising
           during period                                            (1,661)           648         (1,013)
         Reclassification adjustment for losses realized
           in net loss                                               4,420         (1,724)         2,696
         Cumulative effect of accounting change                       (143)            56            (87)
                                                                ----------     ----------     ----------
         Other comprehensive earnings                           $    2,028           (791)         1,237
                                                                ==========     ==========     ==========

         Year ended December 31, 2000:
         -----------------------------
         Foreign currency translation adjustments               $     (334)           132           (202)
         Unrealized holding losses on securities arising
           during period                                           (10,116)         4,001         (6,115)
         Reclassification adjustment for gains realized
           in net earnings                                          (1,050)           415           (635)
                                                                ----------     ----------     ----------
         Other comprehensive loss                               $  (11,500)         4,548         (6,952)
                                                                ==========     ==========     ==========

         Ten months ended December 31, 1999:
         -----------------------------------
         Foreign currency translation adjustments               $       99            (39)            60
         Unrealized holding gains on securities arising
           during period                                            10,733         (4,245)         6,488
         Reclassification adjustment for losses realized
           in net loss                                                  12             (5)             7
                                                                ----------     ----------     ----------
         Other comprehensive earnings                           $   10,844         (4,289)         6,555
                                                                ==========     ==========     ==========

---------------------------------------------------------------------------------------------------------

         Two months ended February 28, 1999:
         -----------------------------------
         Foreign currency translation adjustments               $      (25)            10            (15)
         Unrealized holding gains arising during period              1,464           (579)           885
                                                                ----------     ----------     ----------
         Other comprehensive earnings                           $    1,439           (569)           870
                                                                ==========     ==========     ==========


(14)     Commitments and Contingencies
         -----------------------------

         Starz Encore Group LLC, a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2014 (the "Film Licensing Obligations"). The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant. Starz Encore Group's estimate, based on customer levels at December 31, 2001, of the future minimum obligation related to the Film Licensing Obligations for the five years after 2001 and thereafter are as follows (amounts in millions):

                        2002                                $     405
                        2003                                      224
                        2004                                      154
                        2005                                       88
                        2006                                      103
                        Thereafter                                388

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         Liberty has guaranteed $619 million of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Approximately $343 million of such guaranteed amount is due and payable by Jupiter during the first quarter of 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that it and the other Jupiter shareholders will make equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately $450 million. Upon such refinancing, Liberty anticipates that its guarantee of Jupiter debt would be cancelled.

         Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At December 31, 2001, the Guaranteed Obligations aggregated approximately $170 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

         Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounts to $76 million, $50 million, $30 million and $9 million for the years ended December 31, 2001 and 2000, for the ten months ended December 31, 1999 and the two months ended February 28, 1999, respectively.

         A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2001 follows (amounts in millions):

                  Years ending December 31:
                        2002                              $      70
                        2003                                     63
                        2004                                     52
                        2005                                     40
                        2006                                     31
                        Thereafter                              115

         It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 2001.

         Starz Encore Group LLC v. AT&T Broadband LLC and Satellite Services,
         -------------------------------------------------------------------
         Inc. Starz Encore Group entered into a 25-year affiliation agreement in
         ---
         1997 with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems. The affiliation agreement further provides that to the extent Starz Encore Group's programming costs increase above or decrease below amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore Group requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001 (which amount aggregated approximately $32 million for the year 2001). Excess programming costs payable by AT&T Broadband could be significantly larger in future years.

         By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning interpretations of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore Group believes the position expressed by AT&T Broadband to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract. Starz Encore Group is seeking a judgment of specific performance of the contract, damages and costs.

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

(15)     Information about Liberty's Operating Segments
         ----------------------------------------------

         Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its combined revenue and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to the current period segment presentation.

         For the year ended December 31, 2001, Liberty had five operating segments: Starz Encore Group, Liberty Livewire, On Command Corporation ("On Command"), Telewest and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States and is majority owned and consolidated by Liberty. Telewest, an equity method affiliate, operates and constructs cable television and telephone systems in the UK. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

         Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:


                                              Consolidated Subsidiaries                        Equity
                                         -------------------------------------                 method
                                            Starz                                             affiliate
                                            Encore       Liberty      On                      ----------
                                            Group        Livewire   Command         Other     Telewest    Eliminations   Total
                                         -----------  -----------  ----------    ----------   ----------  ------------  -------
                                                                             amounts in millions
Performance Measures:
---------------------

Year ended December 31, 2001
  Revenue                               $      863          593          239          364        1,811       (1,811)       2,059
  Operating cash flow                          313           89           44          (69)         431         (431)         377

Year ended December 31, 2000
  Revenue                                      733          295          200          298        1,623       (1,623)       1,526
  Operating cash flow                          235           44           49           12          330         (330)         340

Ten months ended December 31, 1999
  Revenue                                      539           --           --          190          857         (857)         729
  Operating cash flow                          124           --           --            9          235         (235)         133

Two months ended February 28, 1999
  Revenue                                      101           --           --          134          207         (207)         235
  Operating cash flow                           41           --           --            6           52          (52)          47

Balance Sheet Information:
--------------------------

As of December 31, 2001
  Total assets                               2,861          915          433       44,330        9,209       (9,209)      48,539
  Investments in affiliates                    138           --           --        9,938          795         (795)      10,076

As of December 31, 2000
  Total assets                               2,754        1,141          439       49,934       10,707      (10,707)      54,268
  Investments in affiliates                    155            8            2       20,299          377         (377)      20,464


                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

         The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                           New Liberty                     Old Liberty
                                            ------------------------------------------   --------------
                                               Year           Year        Ten months      Two months
                                               ended          ended          ended           ended
                                            December 31,   December 31,   December 31,    February 28,
                                                2001           2000           1999           1999
                                            ------------   ------------   ------------   ------------
                                                               amounts in millions
         Segment operating cash flow        $        377            340            133             47
         Stock compensation                         (132)           950         (1,785)          (183)
         Depreciation and amortization              (984)          (854)          (562)           (22)
         Impairment of long-lived assets            (388)            --             --             --
         Interest expense                           (525)          (399)          (135)           (26)
         Share of losses of affiliates            (4,906)        (3,485)          (904)           (66)
         Nontemporary declines in fair
            value of investments                  (4,101)        (1,463)            --             --
         Gains (losses) on dispositions,
            net                                     (310)         7,340              4             14
         Other, net                                   87            527             85            373
                                            ------------   ------------   ------------   ------------
         Earnings (loss) before income
            taxes and minority interest     $    (10,882)         2,956         (3,164)           137
                                            ============   ============   ============   ============


         During the year ended December 31, 2001, Liberty derived 13.6% its total revenue from a single customer. Such revenue is attributable to the Starz Encore Group segment and the Other segment.

(16)     Quarterly Financial Information (Unaudited)
         -------------------------------------------

                                                    1st             2nd           3rd            4th
                                                  Quarter         Quarter       Quarter        Quarter
                                                 ----------     ----------     ----------     ----------
                                                                    amounts in millions
         2001:
         -----
           Revenue                               $      504            513            521            521
                                                 ==========     ==========     ==========     ==========
           Operating loss                        $     (207)          (195)           (51)          (674)
                                                 ==========     ==========     ==========     ==========
           Loss before cumulative effect of
             accounting change                   $     (697)        (2,125)          (215)        (3,711)
                                                 ==========     ==========     ==========     ==========
           Net loss                              $     (152)        (2,125)          (215)        (3,711)
                                                 ==========     ==========     ==========     ==========
           Pro forma basic and diluted loss
             before cumulative effect of
             accounting change per common
             share                               $     (.27)          (.82)          (.08)         (1.43)
                                                 ==========     ==========     ==========     ==========
           Pro forma basic and diluted net
             loss per common share               $     (.06)          (.82)          (.08)         (1.43)
                                                 ==========     ==========     ==========     ==========

         2000:
         -----

           Revenue                               $      235            382            436            473
                                                 ==========     ==========     ==========     ==========
           Operating income (loss)               $      (83)            67            147            305
                                                 ==========     ==========     ==========     ==========
           Net earnings (loss)                   $      939            267          1,756         (1,477)
                                                 ==========     ==========     ==========     ==========
           Pro forma basic and diluted net
             earnings (loss) per common
             share                               $      .36            .10            .68           (.57)
                                                 ==========     ==========     ==========     ==========

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.
-------- --------------------------------------------------

         The following table sets forth certain information concerning the directors and executive officers of the Company, including a five year employment history and any directorships held in public companies:

Name                                         Positions
-----------------------------    -----------------------------------------------
John C. Malone                   Chairman of the Board and a director of Liberty
Born March 7, 1941               since 1990. Dr. Malone served as Chairman of
                                 the Board and a director of Liberty Satellite &
                                 Technology, Inc. from December 1996 to August
                                 2000. Dr. Malone also served as Chairman of the Board of TCI from November 1996 to March 1999, as Chief Executive Officer of TCI from January
                                 1994 to March 1999, and as President of TCI from January 1994 to March 1997. Dr. Malone is a director of The Bank of New York, USA
                                 Networks, Inc., UnitedGlobalCom, Inc. and
                                 Cendant Corporation.

Robert R. Bennett                President and Chief Executive Officer of
Born April 10, 1958              Liberty since April 1997 and a director of
                                 Liberty since September 1994. Mr. Bennett served as Executive Vice President of TCI from April 1997 to March 1999. Mr. Bennett served as
                                 Executive Vice President, Secretary and
                                 Treasurer of Liberty from June 1995 through
                                 March 1997, Chief Financial Officer from May
                                 1996 through March 1997, and in various
                                 executive positions since Liberty's inception in 1990. Mr. Bennett also served as acting
                                 Chief Financial Officer of Liberty Digital,
                                 Inc. from June 1997 to July 1997. Mr. Bennett is a director of Liberty Digital, Inc., Liberty
                                 Livewire Corporation, Liberty Satellite &
                                 Technology, Inc., USA Networks, Inc.,
                                 UnitedGlobalCom, Inc. and Telewest
                                 Communications plc. Mr. Bennett serves as Chairman of the Board of Liberty Digital, Inc.

Gary S. Howard                   Executive Vice President, Chief Operating
Born February 22, 1951           Officer and a director of Liberty since July
                                 1998. Mr. Howard served as Chief Executive
                                 Officer of Liberty Satellite & Technology, Inc.
                                 from December 1996 to April 2000. Mr. Howard also served as Executive Vice President of TCI from December 1997 to March 1999; as Chief
                                 Executive Officer, Chairman of the Board and a director of TV Guide, Inc. from June 1997 to
                                 March 1999; and as President and Chief
                                 Executive Officer of TCI Ventures Group, LLC from December 1997 to March 1999. Mr. Howard served as President of TV Guide, Inc. from June
                                 1997 to September 1997, and as President of Liberty Satellite & Technology, Inc. from
                                 February 1995 through August 1997. Mr. Howard is a director of Liberty Digital, Inc., Liberty
                                 Livewire Corporation, Liberty Satellite &
                                 Technology, Inc., UnitedGlobalCom, Inc. and On
                                 Command Corporation. Mr. Howard serves as
                                 Chairman of the Board of Liberty Satellite &
                                 Technology, Inc. and On Command Corporation.

David J.A. Flowers               A Senior Vice President of Liberty since
Born May 17, 1954                October 2000 and Treasurer of Liberty since
                                 April 1997. Mr. Flowers served as a Vice
                                 President of Liberty from June 1995 to October
                                 2000.

Elizabeth M. Markowski           A Senior Vice President of Liberty since
Born October 26, 1948            November 2000. Prior to joining Liberty, Ms.
                                 Markowski was a partner in the law firm of Baker Botts L.L.P for more than five years.

                                                                     (continued)

                                     III-1

Name                                         Positions
-----------------------------    -----------------------------------------------

Christopher W. Shean             A Senior Vice President of Liberty since
Born July 16, 1965               January 2002 and Controller of Liberty since
                                 October 2000. Mr. Shean served as a Vice
                                 President of Liberty from October 2000 to
                                 January 2002. Prior to joining Liberty, Mr.
                                 Shean served in the assurance practice of the accounting firm of KPMG for more than five years, most recently as a partner.

Charles Y. Tanabe                Secretary of Liberty since April 2001 and a
Born November 27, 1951           Senior Vice President and General Counsel of
                                 Liberty since January 1999. Prior to joining
                                 Liberty, Mr. Tanabe was a member of Sherman &
                                 Howard L.L.C., a law firm based in Denver, Colorado, for more than five years.

Peter N. Zolintakis              Senior Vice President of Tax Strategy of
Born July 10, 1957               Liberty since November 1998. Prior to joining
                                 Liberty, Mr. Zolintakis was a partner of PricewaterhouseCoopers, where he specialized, for more than five years, in the tax issues relating to corporate mergers, acquisitions, divestitures and restructurings for clients primarily in the cable television and high technology industries. Mr. Zolintakis has informed Liberty that he intends to resign his position effective April 1, 2002.

Donne F. Fisher                  A director of Liberty since October 2001. Mr.
Born May 24, 1938                Fisher has served as President of Fisher
                                 Capital Partners, Ltd., a venture capital partnership, since December 1991. Mr. Fisher served as an Executive Vice President of TCI from January 1994 to January 1996 and since
                                 1996 has served as a consultant to AT&T
                                 Broadband. Mr. Fisher is a director of General
                                 Communication, Inc. and Sorrento Networks
                                 Corporation.

Paul A. Gould                    A director of Liberty since March 1999. Mr.
Born September 27, 1945          Gould has also served as a Managing Director
                                 and Executive Vice President of Allen & Company
                                 Incorporated, an investment banking services company, for more than the last five years. Mr.
                                 Gould is a director of On Command Corporation.

Jerome H. Kern                   A director of Liberty since March 1999. Mr.
Born June 1, 1937                Kern served as the Chairman of the board of
                                 directors of On Command Corporation from April
                                 2000 through May 2001, and as its Chief
                                 Executive Officer from April 2000 through April
                                 2001. Mr. Kern has also served as a consultant with Kern Consulting LLC since July 2001. Mr.
                                 Kern served as Vice Chairman and as a
                                 consultant of TCI from June 1998 to March 1999.
                                 Prior to joining TCI, Mr. Kern was Special
                                 Counsel with the law firm of Baker Botts L.L.P.
                                 from July 1996 to June 1998, and a senior partner of Baker Botts L.L.P. from September
                                 1992 to July 1996.

Larry E. Romrell                 A director of Liberty since March 1999. Mr.
Born December 30, 1939           Romrell has also served as a consultant to
                                 Liberty since March 1999. Mr. Romrell served as an Executive Vice President of TCI from January
                                 1994 to March 1999 and since March 1999 has served as a consultant to AT&T Broadband. Mr.
                                 Romrell also served, from December 1997 to March 1999, as Executive Vice President and
                                 Chief Executive Officer of TCI Business
                                 Alliance and Technology Co.; from December 1997 to March 1999, as Senior Vice President of TCI
                                 Ventures Group, LLC; and, from September 1994 to October 1997, as President of TCI Technology
                                 Ventures, Inc. Mr. Romrell is a director of Liberty Livewire Corporation.

                                     III-2

         The executive officers named above will serve in such capacities until the next annual meeting of our board of directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of the directors, by blood, marriage or adoption.

         During the past five years, none of the above persons has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.

         Based solely on a review of the copies of these Forms 3, 4 and 5 and amendments to those forms furnished to us with respect to our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.

Board Composition

         Our restated certificate of incorporation provides for a classified board of directors of not less than three members, with the exact number of directors to be fixed by resolution of our board. Our charter further provides that each class shall consist, as nearly as possible, of a number of directors equal to one-third of the total authorized number of directors. We currently have seven directors on our board, and those directors are divided among three classes. Our Class I directors, whose term will expire at the annual meeting of our stockholders in 2002, are Jerome H. Kern and Larry E. Romrell. Our Class II directors, whose term will expire at the annual meeting of our stockholders in 2003, are Donne F. Fisher and Gary S. Howard. Our Class III directors, whose term will expire at the annual meeting of our stockholders in 2004, are Robert
R. Bennett, Paul A. Gould and John C. Malone. At each annual meeting of our stockholders, the successors of that class of directors whose term(s) expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of our stockholders held in the third year following the year of their election. The directors of each class will hold office until their respective death, resignation or removal and until their respective successors are elected and qualified.

Committees of the Board

         Our board of directors has established an executive committee, whose members are Robert R. Bennett, Paul A. Gould and John C. Malone. Except as specifically prohibited by the General Corporation Law of the State of Delaware, the executive committee may exercise all the powers and authority of our board in the management of our business and affairs, including the power and authority to authorize the issuance of shares of our capital stock.

         Our board of directors has established a compensation committee, whose members are Donne F. Fisher, Paul A. Gould, John C. Malone and Larry E. Romrell. This compensation committee reviews and makes recommendations to our board regarding all forms of compensation provided to our executive officers and directors. In addition, the compensation committee reviews and makes recommendations on bonus and stock compensation arrangements for all of our employees. Our board of directors has also established an incentive plan committee, which is a subcommittee of the compensation committee. The members of the incentive plan committee are Donne F. Fisher and Paul A. Gould. The incentive plan committee has sole responsibility for the administration of our incentive plan.

         Our board of directors has established an audit committee, whose members are Donne F. Fisher and Paul A. Gould. The audit committee reviews and monitors the corporate financial reporting and the internal and external audits of our company. The committee's functions include:

         . recommending annually to our board of directors the appointment of our independent auditors;

                                     III-3

         .     discussing and reviewing in advance the scope and the fees of our annual audit and reviewing the results of our audits with our independent auditors;
         .     reviewing and approving non-audit services of our independent auditors;
         .     reviewing compliance with our existing major accounting and financial reporting policies;
         .     reviewing the adequacy of major accounting and financial
               reporting policies;
         .     reviewing our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices;
         .     reviewing compliance with applicable Securities and Exchange
               Commission and stock exchange rules regarding audit committees;
               and
         .     preparing a report for our annual proxy statement.

         The board, by resolution, may from time to time establish certain other committees of the board, consisting of one or more of our directors. Any committee so established will have the powers delegated to it by resolution of the board, subject to applicable law.

Item 11. Executive Compensation.
-------  ----------------------

         (a)   Summary Compensation Table of Liberty Media Corporation
               -------------------------------------------------------

         The following tables set forth information relating to compensation including grants of stock options and stock appreciation rights ("SARs") in respect of our common stock for:

     .   our Chief Executive Officer; and
     . our four other most highly compensated executive officers for the fiscal year ended December 31, 2001.

These executive officers are collectively referred to as our "named executive officers".

         Summary Compensation Table. The following table sets forth information concerning the compensation paid to the named executive officers by us for the three years ended December 31, 2001.

                                                    Summary Compensation Table


                                                                                                  Long-Term
                                                             Annual                              Compensation
                                                          Compensation                            Securities
                                         --------------------------------------------------       Underlying
    Name and Principal                                                           Other           Options/SARs       All Other
         Position                                                               Annual               (# in        Compensation
       with Liberty              Year       Salary ($)          Bonus ($)    Compensation         thousands)           ($)
---------------------------     -----    ------------       ------------   ----------------     ---------------- ----------------

Robert R. Bennett               2001     $  1,000,000       $        --    $     61,239 (2)        16,264 (5)    $  30,497 (6)(7)
President and Chief             2000     $  1,000,000       $        --    $         --                --        $  47,013 (6)(7)
  Executive Officer             1999     $  1,000,000       $        --    $         --                --        $  47,013 (6)(7)

Gary S. Howard                  2001     $    787,500       $        --    $         --             8,535 (5)    $  17,500 (7)
Executive Vice President        2000     $    786,058       $        --    $         --                --        $  15,000 (7)
  and Chief Operating           1999     $    750,000       $    23,210    $         --                --        $  15,000 (7)
  Officer

Elizabeth M. Markowski          2001     $    600,000       $        --    $     72,391 (3)           200        $  17,500 (7)
Senior Vice President           2000     $     87,714 (1)   $        --    $     62,625 (4)         1,000        $      --

Charles Y. Tanabe               2001     $    600,000       $        --    $         --             1,920 (5)    $  17,500 (7)
Senior Vice President           2000     $    524,039       $        --    $         --                --        $  15,000 (7)
  and General Counsel           1999     $    492,308       $        --    $         --                --        $  15,000 (7)

Peter N. Zolintakis             2001     $    562,805       $        --    $         --             1,920 (5)    $  17,500 (7)
Senior Vice President           2000     $    485,692       $        --    $         --                --        $  15,000 (7)
                                1999     $    496,865       $        --    $         --                --        $  15,000 (7)


                                     III-4

(1) Ms. Markowski's employment with the Company commenced on November 1, 2000. Accordingly, the 2000 compensation included in the table represents two months of employment.

(2) Includes $52,000 of compensation related to Mr. Bennett's personal use of the Company's aircraft.

(3) Includes $72,173 of compensation related to reimbursement of Ms. Markowski's relocation expenses.

(4) Amount represents a .6263% common stock interest granted to Ms. Markowski in Liberty LWR, Inc., one of our subsidiaries that owned a direct interest in Liberty Livewire. Such grant was made in November 2000.

(5) Effective February 28, 2001 (the "Effective Date"), we restructured the options and options with tandem SARs to purchase AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain of our executive officers. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase restricted shares of AT&T Liberty Media Group tracking stock. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

         In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. Upon the completion of our split off from AT&T, the free-standing SARs automatically converted to options to purchase Liberty Series A common stock.

(6) Includes $12,997, $32,013 and $32,013 which consists of the amounts of premiums we paid in fiscal 2001, 2000 and 1999, respectively, pursuant to split dollar, whole life insurance policies for the insured executive officer. We will pay a portion of the premiums annually until the first to occur of:

         .     10 years from the date of the policy;

         .     the insured executive's death;

         .     the premiums are waived under a waiver of premium provision;

         .     the policy is terminated as set forth below; and

         . premiums are prepaid in full for the 10-year period as set forth below.

         The insured executive has granted an assignment of policy benefits in our favor in the amounts of the premiums paid by us. At the end of such 10-year period or upon acceleration of premiums as described below, the entire policy vests to the sole benefit of the insured executive, and we will remove or cancel the assignment in our favor against the policy. In the event of a change of control of Liberty, liquidation of Liberty or sale of substantially all of our assets, the policy will immediately be prepaid in full through the tenth year, prior to such event. Similarly, if the insured executive is dismissed for any reason (except for conviction of a felony class miscarriage of responsibilities as a Liberty officer), we will immediately prepay and fully fund the policy through the tenth year. Upon any of the foregoing events, the policy will vest to the sole benefit of the insured executive. If, however, the insured executive voluntarily chooses to terminate employment (and that decision is not a result of pressure from us to resign or a resignation related to an adverse change in us or our affiliates) without cause, we will have no further obligation to fund premiums, but the policy will vest to the sole benefit of the insured executive.

                                     III-5

(7) Amounts represent contributions to the Liberty Media 401(k) Savings Plan (the "Liberty Savings Plan"). The Liberty Savings Plan provides employees with an opportunity to save for retirement. The Liberty Savings Plan participants may contribute up to 10% of their compensation and Liberty contributes a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty Savings Plan are fully vested upon contribution.

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

         With respect to Liberty contributions made to the Liberty Savings Plan in 2001, 2000 and 1999, Messrs. Bennett, Howard, Tanabe and Zolintakis are fully vested.

         Directors who are not our employees are ineligible to participate in the Liberty Savings Plan. Under the terms of the Liberty Savings Plan, employees are eligible to participate after three months of service.

         (b)   Option and SAR Grants in Last Fiscal Year. The following table
               -----------------------------------------
discloses information regarding stock options granted during the year ended December 31, 2001 to each of our named executive officers in respect of shares of Series A common stock (number of shares and dollar amounts in thousands, unless otherwise noted).

                                                     Percent of
                                    Number of           total
                                   securities       options/SARs     Exercise
                                   underlying        granted to       or base
                                  options/SARs      employees in       price                                Grant date
                                     granted         fiscal year     ($/sh) (2)     Expiration date       present value
                               -----------------  ---------------  -------------   -------------------     ---------------

Robert R. Bennett                    16,264  (1)           33.1%    $      14.70    February 27, 2011      $   155,475
Gary S. Howard                        8,535  (1)           17.4%    $      14.70    February 27, 2011      $    81,590
Elizabeth M. Markowski                  200                 0.4%    $      14.70    February 27, 2011      $     1,912
Charles Y. Tanabe                     1,920  (1)            3.9%    $      14.70    February 27, 2011      $    18,355
Peter N. Zolintakis                   1,920  (1)            3.9%    $      14.70    February 27, 2011      $    18,355


(1) Effective February 28, 2001, we restructured the options and options with tandem SARs to purchase AT&T Liberty Media Group tracking stock held by certain of our executive officers. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase restricted shares of AT&T Liberty Media Group tracking stock. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

         In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. Upon the completion of our split off from AT&T, the free-standing SARs automatically converted to options to purchase Liberty Series A common stock.

                                     III-6

(2) Represents the closing market price per share of AT&T Liberty Media Group tracking stock on February 28, 2001.

(3) The value shown is based upon the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 4.99% discount rate; (b) a 46.9% volatility factor; (c) the 10-year option term; (d) the closing price of AT&T Liberty Media Group tracking stock on February 28, 2001; and (e) a per share exercise price of $14.70. The actual value realized will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the realized value, if any, will not necessarily be the value determined by the model.

(c)      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values.
         ---------------------------------------------------------------------
The following table sets forth information concerning exercises of stock options and SARs with respect to Series A common stock by the named executive officers during the year ended December 31, 2001 (numbers of securities and dollar amounts in thousands).

           Aggregated Option/SAR Exercises in the Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

                                                                               Number of Securities     Value of Unexercised
                                                                              Underlying Unexercised       In-the-Money
                                               Shares                            Options/SARs at         Options/SARs at
                                              Acquired           Value         December 31, 2001 (#)     December 31, 2001
                                             on Exercise       Realized            Exercisable/          ($)Exercisable/
Name                                          (#) (1)             ($)             Unexercisable           Unexercisable
-----                                    ----------------  ----------------  -----------------------    ------------------
Robert R. Bennett
  Exercisable                                 16,193       $    94,046                   --                 $        --
  Unexercisable                                   --                --               16,264                 $        --

Gary S. Howard
  Exercisable                                  8,465       $    34,145                   --                 $        --
  Unexercisable                                   --                --                8,535                 $        --

Elizabeth M. Markowski
  Exercisable                                     --       $        --                  200                 $        --
  Unexercisable                                   --                --                1,000                 $        --

Charles Y. Tanabe
  Exercisable                                  1,920       $     7,469                   --                 $        --
  Unexercisable                                   --                --                1,920                 $        --

Peter N. Zolintakis
  Exercisable                                  1,920       $     7,469                   --                 $        --
  Unexercisable                                   --                --                1,920                 $        --

-----------------------

(1) Represents the number of shares underlying SARs which were exercised in 2001.

         (d)   Compensation of directors. No member of our board of directors
               -------------------------
receives any compensation from us for serving on our board. However, we reimburse members of our board for travel expenses incurred to attend any meetings of our board or any committee thereof.

         (e)   Employment Contracts and Termination of Employment and Change in
               ----------------------------------------------------------------
Control Arrangements. Except as described below, we have no employment
--------------------
contracts, termination of employment agreements or change of control agreements with any of our named executive officers.

         In connection with the merger of TCI and AT&T, an employment agreement between Dr. Malone and TCI was assigned to us. The term of Dr. Malone's employment agreement is extended daily so that

                                     III-7
the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase upon approval of our board. Additionally, the employment agreement provides for personal use of our aircraft and flight crew, limited to an aggregate value of $200,000 per year, and payment or reimbursement of professional fees and expenses incurred by Dr. Malone for estate and tax planning services.

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

         Dr. Malone's employment agreement also provides that, upon termination of his employment by us (other than for cause, as defined in the agreement) or if Dr. Malone elects to terminate the agreement because of a change in control of our company, all remaining compensation due under the agreement for the balance of the employment term shall be immediately due and payable.

         Dr. Malone's agreement provides that, during his employment with us and for a period of two years following the effective date of his termination of employment with us, unless termination results from a change in control of our company, he will not be connected with any entity in any manner specified in the agreement, which competes in a material respect with our business. The agreement provides, however, that Dr. Malone may own securities of any corporation listed on a national securities exchange or quoted in The Nasdaq Stock Market to the extent of an aggregate of 5% of the amount of such securities outstanding.

         For a period of 12 months following a change in control, as defined in Dr. Malone's employment agreement, our ability to terminate Dr. Malone's employment for cause will be limited to situations in which Dr. Malone has entered a plea of guilty to, or has been convicted of, the commission of a felony offense.

         Dr. Malone's agreement also provides that in the event of termination of his employment with us, he will be entitled to receive 240 consecutive monthly payments of $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences), the first of which will be payable on the first day of the month succeeding the termination of Dr. Malone's employment. In the event of Dr. Malone's death, his beneficiaries will be entitled to receive the foregoing monthly payments.

         Dr. Malone deferred a portion of his monthly compensation under his previous employment agreement. We assumed the obligation to pay that deferred compensation in connection with the merger of AT&T and TCI. The compensation that he deferred (together with interest on that compensation at the rate of 13% per annum compounded annually from the date of deferral to the date of payment) will continue to be payable under the terms of the previous agreement. The rate at which interest accrues on the previously deferred compensation was established in 1983 pursuant to the previous agreement.

         (f)   Compensation Committee Interlocks and Insider Participation in
               --------------------------------------------------------------
Compensation Decisions.
----------------------

         The members of the Compensation Committee are Dr. John C. Malone and Messrs. Donne F. Fisher, Paul A. Gould and Larry E. Romrell. The members of our incentive plan committee, which is a subcommittee of our compensation committee, are Messrs. Paul A Gould and Donne F. Fisher. Mr. Fisher serves on the compensation committee of General Communications, Inc. Dr Malone has served as the Chairman of the board of directors of our company since 1990 and continues to serve as our Chairman. Prior to calendar year 2001, Dr. Malone served as the Chairman of the board of directors of our subsidiary, Liberty Satellite & Technology, Inc. Except for Dr. Malone, no member of our compensation committee or our incentive plan committee is or was an officer of our company or any of our subsidiaries.

                                     III-8

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity (excluding any of our directors and executive officers) known by us to own more than five percent of the outstanding shares of Liberty common stock, based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act.

         The percentage ownership information is based upon 2,378,127,544 shares of Liberty Series A common stock and 212,045,288 shares of Liberty Series B common stock outstanding as of December 31, 2001. Unless otherwise indicated in the footnotes below, each person or entity has sole voting power and investment power with respect to the shares of common stock set forth opposite such person's or entity's name. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2001, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible

                                     III-9
securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

    Name and Address of               Series of         Number of     Percent of
     Beneficial Owner                   Stock             Shares         Class
--------------------------          -------------     --------------  ----------

AXA (1)                                Series A        198,603,701         8.4%
  9 Place Vendome
  75001 Paris France

Gary Magness (2)(6)                    Series A        131,926,644         5.5%
c/o Baker & Hostetler LLP              Series B         94,410,004        44.5%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

Kim Magness (3)(6)                     Series A        131,520,552         5.5%
c/o Baker & Hostetler LLP              Series B         94,109,890        44.4%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

Estate of Bob Magness (4)(6)           Series A         97,183,020         4.1%
c/o Baker & Hostetler LLP              Series B         70,850,108        33.4%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

Magness Securities, LLC (5)(6)         Series A         31,128,720         1.3%
c/o Baker & Hostetler LLP              Series B         21,632,096        10.2%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

-----------------

(1) Based upon a Schedule 13G/A jointly filed on February 12, 2002, by AXA Assurances I.A.R.D. Mutuelle (IARD), AXA Assurances Vie Mutuelle
         (AAVM), AXA Conseil Vie Assurance Mutuelle (ACVAM), AXA Courtage Assurance Mutuelle (ACAM), AXA (AXA), and AXA Financial, Inc. (AFI):

         . each of IARD, AAVM, ACVAM, ACAM and AXA beneficially owns 198,603,701 shares of Liberty Series A common stock and has sole voting power with respect to 71,818,923 shares, shared voting power with respect to 60,793,669 shares, sole dispositive power with respect to 198,322,398 shares and shared dispositive power with respect to 281,303 shares, including the following AXA entities having sole voting and dispositive power: AXA Investment Managers--Hong Kong, 61,575 shares; and AXA Investment Managers--U.K., 5,050 shares;

         . AFI beneficially owns 198,537,076 shares of Liberty Series A common stock and has sole voting power with respect to 71,752,298 shares, shared voting power with respect to 60,793,669 shares, sole dispositive power with respect to 198,255,773 shares and shared dispositive power with respect to 281,303 shares; and

         . the following subsidiaries of AFI beneficially own shares of Liberty Series A common stock: (A) Alliance Capital Management L.P. (194,674,200 shares, as to which such entity will exercise sole voting power with respect to 71,398,398 shares, shared voting power with respect to 60,793,669 shares, sole dispositive power with respect to 194,392,897 shares and shared dispositive power with respect to 281,303 shares), and (B) the Equitable Life Assurance Society of the United States (3,862,876 shares, as to which such entity will exercise sole voting power with respect to 353,900 shares and sole dispositive power with respect to 3,862,876 shares).

                                     III-10

         Addresses of the joint filers: IARD, AAVM and ACVAM, 370 rue Saint Honore, 75001 Paris, France; ACAM, 26, rue Louis le Grand, 75002 Paris France; and AFI, 1290 Avenue of the Americas, New York, NY 10104.

(2) Based upon a Schedule 13D filed on September 28, 2001, Gary Magness beneficially owns

         . 131,926,644 shares of Liberty Series A common stock with sole voting power with respect to 2,570,912 shares, shared voting power with respect to 97,183,020 shares, sole dispositive power with respect to 2,570,912 shares and shared dispositive power with respect to 129,355,732 shares; and

         . 94,410,004 shares of Liberty Series B common stock with sole voting power with respect to 1,927,800 shares, shared voting power with respect to 70,850,108 shares, sole dispositive power with respect to 1,927,800 shares and shared dispositive power with respect to 92,482,204 shares.

         Gary Magness is the holder of a 50% membership interest in Magness Securities, LLC. The following shares beneficially owned by Magness Securities, LLC are reflected in full in Gary Magness' share information: 31,128,720 shares of Liberty Series A common stock and 21,632,096 shares of Liberty Series B common stock. The shares shown as beneficially owned by Gary Magness include shares also shown as beneficially owned by Kim Magness and the Estate of Bob Magness.

         Gary Magness is a holder of a 50% membership interest in FT LLC, and shares, with Kim Magness, certain dispositive power over Liberty common stock held by FT LLC. Accordingly, the 1,043,992 shares of Series A Common Stock beneficially owned by FT LLC are reflected in full in Gary Magness's and Kim Magness's share information.

(3) Based upon a Schedule 13D filed on September 28, 2001, Kim Magness beneficially owns

         . 131,520,552 shares of Liberty Series A common stock with sole voting power with respect to 34,337,532 shares, shared voting power with respect to 97,183,020 shares, sole dispositive power with respect to 2,164,820 shares and shared dispositive power with respect to 129,355,732 shares; and

         . 94,109,890 shares of Liberty Series B common stock with sole voting power with respect to 23,259,782 shares, shared voting power with respect to 70,850,108 shares, sole dispositive power with respect to 1,627,686 shares and shared dispositive power with respect to 92,482,204 shares.

         Kim Magness is the manager and a holder of a 50% membership interest in Magness Securities, LLC. The following shares beneficially owned by Magness Securities, LLC are reflected in full in Kim Magness' share information: 31,128,720 shares of Liberty Series A common stock, and 21,632,096 shares of Liberty Series B common stock. The shares shown as beneficially owned by Kim Magness include shares also shown as beneficially owned by Gary Magness and the Estate of Bob Magness.

(4) Based upon a Schedule 13D filed on September 28, 2001, the Estate of Bob Magness beneficially owns

         . 97,183,020 shares of Liberty Series A common stock with sole voting power and sole dispositive power with respect to all such shares; and

         . 70,850,108 shares of Liberty Series B common stock with sole voting power and sole dispositive power with respect to all such shares.

         Kim Magness and Gary Magness are the co-personal representatives of the Bob Magness Estate and share both voting and dispositive power over the shares held by the Bob Magness Estate.

                                     III-11

         The shares shown as beneficially owned by the Estate of Bob Magness include shares also shown as beneficially owned by Gary Magness and Kim Magness.

(5) Based upon Schedule 13D filed on September 28, 2001, Magness Securities, LLC beneficially owns

         . 31,128,720 shares of Liberty Series A common stock with sole voting power and sole dispositive power with respect to all such shares; and

         . 21,632,096 shares of Liberty Series B common stock with sole voting power and sole dispositive power with respect to all such shares.

         Kim Magness is the manager and a holder of a 50% membership interest in Magness Securities, LLC. Gary Magness is also a holder of a 50% membership interest in Magness Securities, LLC.

         Gary Magness is a holder of a 50% membership interest in FT LLC, and shares, with Kim Magness, certain dispositive power over Liberty common stock held by FT LLC. Accordingly, the 1,043,992 shares of Series A Common Stock beneficially owned by FT LLC are reflected in full in Gary Magness's and Kim Magness's share information.

(6) We are party to a call agreement with the Estate of Bob Magness, the Estate of Betsy Magness, Gary Magness (individually and in certain representative capacities) and Kim Magness (individually and in certain representative capacities) (collectively, the Magness Group) pursuant to which we have the right, under certain circumstances, to acquire shares of Liberty Series B common stock owned by the Magness Group. John C. Malone, our Chairman of the Board, is party to a stockholders agreement pursuant to which Dr. Malone has an irrevocable proxy, under certain circumstances, to vote shares of Liberty Series B common stock or any super voting class of equity securities issued by us and beneficially owned by each of Gary Magness, Kim Magness and the Estate of Bob Magness. For more information regarding these agreements, see footnote (4) to the beneficial ownership table included under "-- Security Ownership of Management" below.

         (b) Security Ownership of Management. The following table sets forth information with respect to the ownership by each director and each of our named executive officers and by all of our directors and executive officers as a group of shares of our Series A and our Series B common stock. The table also sets forth information with respect to the ownership by each director and each of our named executive officers and by all of our directors and executive officers as a group of shares of (1) Series A common stock of Liberty Digital, Inc., (2) Series A common stock of Liberty Livewire Corporation, (3) Series A and Series B common stock of Liberty Satellite & Technology, Inc. and (4) common stock of On Command Corporation. Each of the corporations named in the immediately preceding sentence is a controlled subsidiary of ours and was publicly traded as of December 31, 2001.

         The following information is given as of December 31, 2001 and, in the case of percentage ownership information, is based on (1) 2,378,127,544 shares of Series A Liberty common stock and 212,045,288 shares of Series B Liberty common stock; (2) 32,243,874 shares of Liberty Digital Series A common stock;
(3) 5,335,530 shares of Liberty Livewire Series A common stock; (4) 67,531,018 shares of LSAT Series A common stock and 7,718,286 shares of LSAT Series B common stock; and (5) 30,876,197 shares of On Command common stock, in each case outstanding on that date. On March 14, 2002, we consummated the merger of Liberty Digital with one of our newly formed subsidiaries. In the merger, each share of Liberty Digital common stock not owned by us and not subject to an appraisal demand was converted into .25 shares of Liberty Series A common stock. The following table does not reflect the effects of the merger.

         Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2001, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table.

                                     III-12


                                                                          Amount and
                                                                           Nature of
                                                                          Beneficial           Percent
            Name of                                                        Ownership             of         Voting
       Beneficial Owner                   Title of Class                 (in thousands)         Class        Power
-----------------------------       --------------------------------  ---------------------   ----------- ----------

  John C. Malone                      Liberty Series A                       15,379 /1//2//3/       *        44.6%
                                      Liberty Series B                      199,042 /1//4/       93.9%
                                      Liberty Digital Series A                    0
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                             370 /5/             *           *
                                      LSAT Series B                             117 /6/           1.5%
                                      On Command                                  0

  Robert R. Bennett                   Liberty Series A                        8,502 /7//8//9/       *           *
                                      Liberty Series B                            0
                                      Liberty Digital Series A                  100 /10/            *           *
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                               5 /11/            *           *
                                      LSAT Series B                               0
                                      On Command                                  0

  Donne F. Fisher                     Liberty Series A                        1,429 /12/            *           *
                                      Liberty Series B                          641                 *
                                      Liberty Digital Series A                    0
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                              25 /13/                        *
                                      LSAT Series B                               0
                                      On Command                                  0

  Paul A. Gould                       Liberty Series A                        1,505                 *           *
                                      Liberty Series B                          457                 *
                                      Liberty Digital Series A                    0
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                               0
                                      LSAT Series B                               0
                                      On Command                                 13 /14/

  Gary S. Howard                      Liberty Series A                        3,969 /15//16//17/    *           *
                                      Liberty Series B                            0
                                      Liberty Digital Series A                   40 /18/            *           *
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                             428 /19/            *           *
                                      LSAT Series B                               0
                                      On Command                                  0

  Jerome H. Kern                      Liberty Series A                          311 /20//21/        *           *
                                      Liberty Series B                            0
                                      Liberty Digital Series A                    0
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                             110 /22/            *           *
                                      LSAT Series B                               0
                                      On Command                              1,350 /23/          4.4%        4.4%


                                     III-13


                                                                          Amount and
                                                                           Nature of
                                                                          Beneficial               Percent
            Name of                                                        Ownership                 of         Voting
       Beneficial Owner                   Title of Class                 (in thousands)             Class        Power
-----------------------------       --------------------------------  ---------------------      ----------- ----------
  Larry E. Romrell                    Liberty Series A                          352                      *         *
                                      Liberty Series B                            3                      *
                                      Liberty Digital Series A                    0
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                             742 /24/               1.1%        *
                                      LSAT Series B                               0
                                      On Command                                  0

  Elizabeth M. Markowski              Liberty Series A                          263 /25//26//27/         *         *
                                      Liberty Series B                            0
                                      Liberty Digital Series A                    0
                                      Liberty Livewire Series A                   0
                                      LSAT Series A                               0
                                      LSAT Series B                               0
                                      On Command                                 25 /28/                 *           *


  Charles Y. Tanabe                   Liberty Series A                          861 /29//30//31//32/     *           *
                                      Liberty Series B                         0
                                      Liberty Digital Series A                 0
                                      Liberty Livewire Series A                0
                                      LSAT Series A                            0
                                      LSAT Series B                            0
                                      On Command                               0


  Peter N. Zolintakis                 Liberty Series A                          860 /33//34//35/         *           *
                                      Liberty Series B                         0
                                      Liberty Digital Series A                 0
                                      Liberty Livewire Series A                1                         *           *
                                      LSAT Series A                            0
                                      LSAT Series B                            0
                                      On Command                               0


All directors and                     Liberty Series A                       34,375 /36//37//38//39/   1.4%          45.1%
executive officers as a group (12     Liberty Series B                      200,144  /4//36/          94.4%
persons)                              Liberty Digital Series A                  140  /40/                *           *
                                      Liberty Livewire Series A                   1                      *           *
                                      LSAT Series A                           1,680  /36//41/          2.4%          *
                                      LSAT Series B                             117  /36/              1.5%
                                      On Command                              1,400  /23//42/          4.5%          4.5%


------------------------

*  Less than one percent

(1) Includes 1,307,299 shares of Liberty Series A common stock and 3,409,436 shares of Liberty Series B common stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which shares Dr. Malone has disclaimed beneficial ownership.

(2) Includes 778,806 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Dr. Malone's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

                                     III-14

(3) Includes beneficial ownership of 3,359,614 shares of Liberty Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options.

(4) In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of TCI, TCI entered into a call agreement with Dr. Malone and Dr. Malone's wife, and a call agreement with the Magness Group. In connection with AT&T's acquisition of TCI, TCI assigned to us its rights under these call agreements. As a result, we have the right, under certain circumstances, to acquire shares of Liberty Series B common stock owned by the Malones and the Magness Group. We may not exercise our call right with respect to the Malones or the Magness Group, unless we also exercise our call right with respect to the other group. Each call agreement also prohibits any member of the Magness Group or the Malones from disposing of their shares of Liberty Series B common stock, except for certain exempt transfers (such as transfers to related parties or to the other group or public sales of up to an aggregate of 5% of their shares of Liberty Series B common stock after conversion to shares of Liberty Series A common stock) and except for a transfer made in compliance with our call rights.

         Also in February 1998, TCI, the Magness Group and the Malones entered into a stockholders' agreement which provides for, among other things, certain participation rights by the Magness Group with respect to transactions by Dr. Malone, and certain "tag-along" rights in favor of the Magness Group and certain "drag-along" rights in favor of the Malones. In connection with AT&T's acquisition of TCI, TCI assigned to us its rights under the stockholders agreement. The agreement provides that a representative of Dr. Malone and a representative of the Magness Group will consult with each other on all matters to be brought to a vote of our stockholders, but if a mutual agreement on how to vote cannot be reached, Dr. Malone will vote the shares of Liberty Series B common stock owned by the Magness Group pursuant to an irrevocable proxy granted by the Magness Group. As a result, Dr. Malone's beneficial ownership of Liberty Series B common stock includes 96,037,690 shares held by the Magness Group.

(5) Includes beneficial ownership of 250,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options (200,000 of which were granted in tandem with SARs).

(6) Includes 117,300 shares of Liberty Satellite & Technology, Inc. Series B Common stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which shares Dr. Malone has disclaimed beneficial ownership.

(7) Includes 902,767 restricted shares of Liberty Series A common stock, none of which is currently vested.

(8) Includes beneficial ownership of 4,879,052 shares of Liberty Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options.

(9) Includes 20,099 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Mr. Bennett's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(10) Includes beneficial ownership of 100,000 shares of Liberty Digital, Inc. Series A common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(11) Includes beneficial ownership of 5,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options granted in tandem with SARs.

(12) Includes beneficial ownership of 112,500 shares of Liberty Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options.

(13) Includes beneficial ownership of 25,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options (20,000 of which were issued in tandem with SARs).

(14) Includes beneficial ownership of 12,500 shares of On Command Corporation common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(15) Includes 582,177 restricted shares of Liberty Series A common stock, none of which is currently vested.

                                     III-15

(16) Includes beneficial ownership of 2,560,431 shares of Liberty Series A common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(17) Includes 38,337 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Mr. Howard's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(18) Includes beneficial ownership of 40,000 shares of Liberty Digital, Inc. Series A common stock, which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(19) Includes beneficial ownership of 347,038 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options (15,000 of which were granted in tandem with SARs).

(20) Includes beneficial ownership of 58,000 shares of Liberty Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options.

(21) Includes 80,400 shares of Liberty Series A common stock held by Mr. Kern's wife, Mary Rossick Kern, as to which shares Mr. Kern has disclaimed beneficial ownership.

(22) Includes beneficial ownership of 100,000 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options granted in tandem with SARs.

(23) Assumes the conversion of 13,500 shares of On Command Corporation Series A preferred stock into 1,350,000 shares of On Command Corporation common stock at any time at the right of the holder thereof.

(24) Includes beneficial ownership of 734,076 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options (70,000 of which were granted in tandem with SARs).

(25) Includes 2,268 shares of Liberty Series A common stock held by Ms. Markowski's husband, Thomas Markowski, as to which shares Ms. Markowski has disclaimed beneficial ownership.

(26) Includes beneficial ownership of 200,000 shares of Liberty Series A common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(27) Includes 406 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Ms. Markowski's beneficial ownership in these shares is limited to her ability to direct the voting thereof pursuant to the terms of the savings plan.

(28) Includes 20,000 restricted shares of On Command Corporation common stock, none of which is currently vested.

(29) Includes 3,068 shares of Liberty Series A common stock held by Mr. Tanabe's wife, Arlene Bobrow, as to which shares Mr. Tanabe has disclaimed beneficial ownership.

(30) Includes 139,722 restricted shares of Liberty Series A common stock, none of which is currently vested.

(31) Includes beneficial ownership of 576,000 shares of Liberty Series A common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(32) Includes 1,589 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Mr. Tanabe's beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(33) Includes 139,722 restricted shares of Liberty Series A common stock, none of which is currently vested.

                                     III-16

(34) Includes beneficial ownership of 576,000 shares of Liberty Series A common stock which may be acquired within 60 days of December 13, 2001, pursuant to stock options.

(35) Includes 3,202 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Mr. Zolintakis' beneficial ownership in these shares is limited to his ability to direct the voting thereof pursuant to the terms of the savings plan.

(36) Includes 1,401,383 shares of Liberty Series A common stock, 3,409,436 shares of Liberty Series B common stock, 200 shares of Liberty Satellite & Technology, Inc. Series A common stock and 117,300 shares of Liberty Satellite & Technology, Inc. Series B common stock held by relatives of certain directors and executive officers, as to which shares beneficial ownership by such directors and executive officers has been disclaimed.

(37) Includes beneficial ownership of 12,808,597 shares of Liberty Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options.

(38) Includes 1,817,113 restricted shares of Liberty Series A common stock, none of which is currently vested.

(39) Includes 852,811 shares of Liberty Series A common stock held by the Liberty 401(k) Savings Plan. Ownership in these shares is limited to the ability to direct the voting thereof pursuant to the terms of the savings plan.

(40) Includes beneficial ownership of 140,000 shares of Liberty Digital, Inc. Series A common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

(41) Includes beneficial ownership of 1,461,114 shares of Liberty Satellite & Technology, Inc. Series A common stock which may be acquired within 60 days after December 31, 2001, pursuant to stock options (410,000 of which were granted in tandem with SARs.)

(42) Includes 20,000 restricted shares of On Command Corporation common stock and beneficial ownership of 25,000 shares of On Command Corporation common stock which may be acquired within 60 days of December 31, 2001, pursuant to stock options.

         Certain of our directors and named executive officers also hold interests in some of our privately-held, controlled subsidiaries.

         Liberty Jupiter, Inc. Mr. Bennett holds 180 shares of common stock of
         --------------------
Liberty Jupiter, one of our subsidiaries, representing a 4.5% common equity interest and less than a 1% voting interest in Liberty Jupiter based on 4,000 shares of common stock outstanding, as of December 31, 2001. Liberty Jupiter owns a 7% interest in Jupiter Telecommunications Co., Ltd.

         Liberty Livewire Holdings, Inc. Ms. Markowski holds 397.44 shares of
         ------------------------------
common stock of Liberty Livewire Holdings, one of our subsidiaries, representing a 3.9744% common equity interest and a 2.36% voting interest in Liberty Livewire Holdings, and Mr. Romrell holds 794.88 shares of common stock of Liberty Livewire Holdings, representing a 7.9488% common equity interest and a 4.72% voting interest in Liberty Livewire Holdings, in each case based on 10,000 shares of common stock outstanding, as of December 31, 2001. All of our directors and executive officers as a group own 1,192.32 shares of common stock of Liberty Livewire Holdings, representing a 11.9232% common equity interest and a 7.08% voting interest. Liberty Livewire Holdings owns an approximate 6.04% common equity interest and a 6.87% voting interest in Liberty Livewire, as of December 31, 2001.

         Satellite MGT, Inc. Mr. Flowers holds 100 shares of common stock of
         ------------------
Satellite MGT; Ms. Markowski holds 200 shares of common stock of Satellite MGT; Mr. Tanabe holds 150 shares of common stock of Satellite MGT; and Mr. Zolintakis holds 150 shares of common stock of Satellite MGT. In each of the foregoing cases, the shares held represent a less than 1% equity and voting interest based on 21,400 shares of common stock outstanding, as of December 31, 2001. All of our directors and executive officers as a group own 600 shares of common stock of Satellite MGT, representing a 2.8% common equity interest and less than a 1% voting interest. Satellite MGT owns 100% of LMC/LSAT Holdings, Inc., which

                                     III-17
has several wholly owned subsidiaries that hold, in the aggregate, approximately 62% of the outstanding ownership interests of Liberty Satellite LLC, a joint venture between us and LSAT. LMC/LSAT Holdings is party to an agreement pursuant to which it will contribute all of its wholly owned subsidiaries to LSAT in exchange for approximately 174.3 million shares of LSAT Series B common stock, which will be LMC/LSAT Holdings' sole asset following the contribution. The contribution is subject to customary closing conditions.

         Liberty TP Management, Inc. Dr. Malone holds all of the outstanding
         --------------------------
common stock of TP Investment, Inc. TP Investment owns 10,602 shares of Class B preferred stock of Liberty TP Management, Inc., one of our subsidiaries, and a 5% membership interest, representing a 50% voting interest, in Liberty TP LLC. Liberty TP LLC holds 12,000 shares of Class B common stock of Liberty TP Management, which currently represents 20.6% of the common equity and 27.2% of the voting power of the outstanding voting stock of Liberty TP Management. We own the remaining membership interests in Liberty TP LLC. Liberty TP Management owns our investment in True Position and certain equity interests (including rights to acquire equity interests) in Sprint PCS Group, LSAT, IDT Investments, Inc. and priceline.com, Inc. The shares of Class B preferred stock of Liberty TP Management held by Dr. Malone have an aggregate liquidation value of $106.02 million, plus accrued but unpaid dividends, accrue dividends at the rate of 9% per annum, payable quarterly, and provide for mandatory redemption on April 30, 2021. The Class B preferred stock votes generally with the common stock and currently represents 12% of the voting power of the outstanding voting stock of Liberty TP Management.

         (c)   Change of Control. Except as discussed below, we know of no
               -----------------
arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

         On August 10, 2001, AT&T effected the split off of its Liberty Media Group, pursuant to the terms of its charter, by redeeming all of its outstanding AT&T Liberty Media Group tracking stock in exchange for shares of our common stock. As a result of the split off, we became an independent, publicly traded company, and all of our outstanding common stock is owned by the former shareholders of AT&T Liberty Media Group tracking stock.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         (a)   Transactions with Management and Others.
               ---------------------------------------

Relationship Between AT&T and Our Company After the Split Off

Relationship with AT&T

         Following the merger of TCI and AT&T and prior to our split off from AT&T, we were a wholly owned subsidiary of AT&T Broadband, LLC, of which AT&T was the sole member. At the time of our split off, our businesses and assets and those of our subsidiaries constituted all of the businesses and assets of AT&T's Liberty Media Group, which was created in connection with the merger.

         In connection with the merger, a number of agreements were entered into to address the relationship between AT&T and its Common Stock Group (including AT&T's Wireless Stock Group), on the one hand, and our company and the other members of AT&T's Liberty Media Group, on the other hand. Certain of those agreements were amended prior to the split off to reflect the relationship between the parties following the split off. A summary of the material provisions of the foregoing agreements that survived the split off is set forth below.

Inter-Group Agreement

         The inter-group agreement, as amended and supplemented, provided for the arrangements between AT&T's Common Stock Group and AT&T's Liberty Media Group concerning, among other things, the responsibility of each group for any claims, obligations or liabilities arising from that group's operations and restrictions on the ability of either group to enter into transactions that involve or bind the other group. In general, each group was solely responsible for all claims, obligations or liabilities arising

                                     III-18
from that group's operations, whether arising before or after the merger or the split off, and is required to indemnify the other group and to hold the other group harmless against all claims, liabilities, losses and expenses allocated to the indemnifying group.

Intercompany Agreement

         We are entitled to the following benefits under the intercompany agreement:

         Preferred Vendor Status. We are granted preferred vendor status with
         -----------------------
respect to access, timing and placement of new programming services. This means that AT&T uses its reasonable efforts to provide digital basic distribution of new services created by us and our affiliates, on mutual "most favored nation" terms and conditions and otherwise consistent with industry practices, subject to the programming meeting standards that are consistent with the type, quality and character of AT&T's cable services as they may evolve over time.

         Extension Of Term Of Affiliation Agreements. AT&T has agreed to extend
         -------------------------------------------
any existing affiliation agreement of us and our affiliates that expires on or before March 9, 2004, to a date not before March 9, 2009, if most favored nation terms are offered and the arrangements are consistent with industry practice.

         Interactive Video Services. AT&T has agreed to enter into arrangements
         --------------------------
with us for interactive video services under one of the following two arrangements, which will be at the election of AT&T:

         . Pursuant to a five-year arrangement, renewable for an additional four-year period on then-current most favored nation terms, AT&T will make available to us capacity equal to one 6 megahertz channel (in digital form and including interactive enablement, first screen access and hot links to relevant web sites -- all to the extent implemented by AT&T cable systems) to be used for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. The foregoing, however, will not compel AT&T to disrupt other programming or other channel arrangements. The services are to be accessible through advanced set-top devices or boxes deployed by AT&T, except that, unless specifically addressed in a mutually acceptable manner, AT&T will have no obligation to deploy set-top devices or boxes of a type, design or cost materially different from that it would otherwise have deployed. The content categories may include, among others, music, travel, health, sports, books, personal finance, automotive, home video sales and games; or

         . AT&T may enter into one or more mutually agreeable ventures with us for interactive, category-specific video channels that will provide entertainment, information and merchandising programming. Each venture will be structured as a 50/50 venture for a reasonable commercial term and provide that we and AT&T will not provide interactive services in the category(s) of interactive video services provided through the venture for the duration of such term other than the joint venture services in the applicable categories. When the distribution of interactive video services occurs through a venture arrangement, AT&T will share in the revenue and expense of the provision of the interactive services pro rata to its ownership interest in lieu of the commercial arrangements described in the preceding paragraph. At the third anniversary of the formation of any such venture, AT&T may elect to purchase our ownership interest in the venture at fair market value. The parties will endeavor to make any such transaction tax efficient to us.

         At the date of this Annual Report on Form 10-K, we have not entered into any further agreements with AT&T regarding the distribution of specific interactive television channels. As a result, the exact terms under which AT&T will provide carriage of these channels has not been determined, and AT&T has not made any elections between the alternative carriage arrangements described above. Although we will continue to endeavor to negotiate agreements with AT&T concerning distribution of interactive channels within the framework of the intercompany agreement, there can be no assurance that we will be able to conclude any such agreement on acceptable terms.

                                     III-19

Tax Sharing Agreement

         We entered into a tax sharing agreement with AT&T, which remained in effect following the split off. The tax sharing agreement provides, among other things, that:

         . to the extent that the inclusion of AT&T's Liberty Media Group within the consolidated U.S. federal income tax return (or any combined, consolidated or unitary tax return) filed by a member of AT&T's Common Stock Group increases tax liability for any period, we will be responsible for paying AT&T an amount equal to the increased tax liability; and

         . to the extent that the inclusion of AT&T's Liberty Media Group within the consolidated U.S. federal income tax return (or any combined, consolidated or unitary tax return) filed by a member of AT&T's Common Stock Group reduces tax liability for any period, AT&T will be responsible for paying us an amount equal to the reduced tax liability.

         The net operating loss for U.S. federal income tax purposes of the affiliated group of which TCI was the common parent at the time of the merger of TCI and AT&T (the TCI Affiliated Group) will be allocated to us (the Allocated
NOL) to offset any obligations we would otherwise incur under the tax sharing agreement for periods subsequent to March 9, 1999 (the date of the merger). Certain other tax carryovers of the TCI Affiliated Group will be allocated to AT&T to offset any obligations it would otherwise incur under the tax sharing agreement for periods subsequent to the merger on March 9, 1999. At the time of the split off, the companies attributed to AT&T's Liberty Media Group were deconsolidated for U.S. federal income tax purposes from the affiliated group of which AT&T is the parent corporation. As a result, AT&T paid us an amount equal to 35% of the amount of the Allocated NOL that had not been used as an offset to our obligations under the tax sharing agreement, and that had been, or was reasonably expected to be, utilized by AT&T.

         In general, with respect to the TCI Affiliated Group, for periods ending on or prior to March 9, 1999, the tax sharing agreement provides that:

         . we pay AT&T any portion of regular tax liability attributable to TCI's former Liberty Media Group or the TCI Ventures Group;

         . any regular tax losses or other tax attributes may be used by us or AT&T without compensation to any other group; and

         . if the TCI Affiliated Group has an alternative minimum tax liability, the group, if any, generating alternative minimum tax losses will be paid for such losses to the extent that such losses reduce alternative minimum tax liability of the TCI Affiliated Group but we will not otherwise be required to pay our share of such alternative minimum tax liability.

         If the split off were not to qualify as a tax-free transaction to AT&T, AT&T would recognize taxable gain equal to the excess of the fair market value of our common stock distributed in exchange for AT&T's Liberty Media Group tracking stock over AT&T's tax basis in our common stock. Under the tax sharing agreement, we may be required to indemnify AT&T for certain tax liabilities that are incurred by AT&T with respect to the split off, which amounts could be substantial. The tax sharing agreement also allocates responsibility for certain liabilities associated with deferred intercompany transactions triggered into income as a result of the deconsolidation. In the case of deferred intercompany transactions for which AT&T's Liberty Media Group is responsible, we were required to pay AT&T an amount equal to the tax (or reduction in any tax refund, credit or other benefit) attributable thereto. We also were required to pay AT&T for the tax (or reduction in any tax refund, credit or other benefit) attributable to any excess loss accounts with respect to the stock of members of AT&T's Liberty Media Group. In addition, upon deconsolidation, we were required to pay AT&T for certain deferred payments pursuant to a 1995 tax sharing agreement with TCI.

Facilities and Services Agreement

         During 2001, we and AT&T Broadband were parties to a facilities and services agreement. Pursuant to the agreement, AT&T Broadband provided us with office space and related services at AT&T

                                     III-20

Broadband's facilities. Pursuant to the agreement, we reimbursed AT&T Broadband for all direct expenses incurred by AT&T Broadband in providing services thereunder and a pro rata share of all indirect expenses incurred by AT&T Broadband in connection with the rendering of such services. The obligations of AT&T Broadband to provide services under the agreement terminated on December 31, 2001. We were allocated $1 million in corporate and general and administrative costs by AT&T Broadband for the period from January 1, 2001 through July 31, 2001.

Affiliation Agreements

         AT&T Broadband is party to affiliation agreements pursuant to which it purchases programming from our subsidiaries and affiliates. Certain of these agreements provide for penalties and charges in the event the supplier's programming is not carried on AT&T Broadband's cable systems or not delivered to a contractually specified number of customers. Charges to AT&T Broadband for such programming is generally based upon customary rates and often provide for payments to AT&T Broadband by our subsidiaries and business affiliates for marketing support.

         In July 1997, AT&T Broadband's predecessor, TCI, entered into a 25 year affiliation agreement with Starz Encore Group (formerly Encore Media Group) pursuant to which AT&T Broadband is obligated to pay monthly fixed amounts in exchange for unlimited access to Encore and STARZ! programming. The affiliation agreement further provides that to the extent Starz Encore Group's programming costs increase above amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased in an amount equal to a proportion of the excess. Starz Encore Group requested payment from AT&T Broadband of its proportionate share of Starz Encore Group's excess programming costs during the first quarter of 2001 (which amount aggregated approximately $32 million for the year 2001). Excess programming costs payable by AT&T Broadband could be significantly larger in future years. By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." For additional information regarding the affiliation agreement, please see information included under the caption Item 3 "Legal Proceeding."

         Also in 1997, in connection with the merger of Liberty Digital and DMX, TCI transferred to Liberty Digital the right to receive payments from AT&T Broadband relating to sales of DMX analog music services to AT&T Broadband's residential and commercial subscribers. Liberty Digital also receives annual license fees and subscriber revenue from AT&T Broadband relating to distribution of digital music services to commercial and residential customers.

         We received $210 million in revenue for programming services provided to AT&T Broadband for the period from January 1, 2001 through July 31, 2001.

Other Transactions

         NDTC. National Digital Television Center, a subsidiary of AT&T
         ----
Broadband, leases transponder facilities to certain of our subsidiaries. Charges by NDTC for such arrangements were $8 million for the period from January 1, 2001 through July 31, 2001.

Other Related Party Transactions

         Business Relationships with Directors and Officers.

               In May 2001, we purchased 2,245,155 shares of common stock of On Command from Jerome H. Kern, one of our directors and the then-Chairman of the Board of On Command, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The proceeds were used to repay the outstanding balance under a line of credit extended to Mr. Kern by The Bank of New York which we guaranteed. To secure Mr. Kern's repayment of any amount paid by us under the guaranty, Mr. Kern had granted to us a security interest in all of his stock options and tandem

                                     III-21
or free-standing SARs with respect to shares of Liberty common stock and shares of AT&T's common stock. As a result of the repayment, our guaranty under that line of credit was cancelled, and our security interest in Mr. Kern's shares was terminated.

         Indemnification of Certain of Our Employees. In connection with the merger of AT&T and TCI, certain employees (including directors and executive officers) of Liberty who were officers or directors of TCI prior to the merger received undertakings of indemnification from TCI with respect to the effects of U.S. federal excise taxes that may become payable by them as a result of the merger and the resulting change in control of TCI. Pursuant to the Inter-Group Agreement, we and AT&T are responsible for all obligations to our respective officers and employees.

         We believe that the foregoing business dealings with management were based upon terms no less advantageous to us than those which would be available in dealing with unaffiliated persons.

                                     III-22

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

(a) (1)  Financial Statements

Included in Part II of this Report:                                 Page No.
                                                                    --------

Liberty Media Corporation:

         Independent Auditors' Report                                 II-22

         Consolidated Balance Sheets,
           December 31, 2001 and 2000                             II-23 to II-24

         Consolidated Statements of Operations, Years
           ended December 31, 2001
           and 2000, Ten months ended December 31, 1999,
           Two months ended February 28, 1999                         II-25

         Consolidated Statements of Comprehensive Earnings,
            Years ended December
            31, 2001 and 2000, Ten months ended December 31, 1999,
            Two months ended February 28, 1999                        II-26

         Consolidated Statements of Stockholder's Equity, Years
           ended December 31, 2001 and 2000, Ten months ended
           December 31, 1999,
           Two months ended February 28, 1999                         II-27

         Consolidated Statements of Cash Flows, Years Ended
           December 31, 2001 and 2000, Ten months ended
           December 31, 1999,
           Two months ended February 28, 1999                         II-28

         Notes to Consolidated Financial Statements,
           December 31, 2001, 2000 and 1999                       II-29 to II-67

(a) (2)  Financial Statement Schedules
         -----------------------------

Included in Part IV of this Report:

         (i) All schedules have been omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

         (ii)  Separate financial statements for Telewest
               Communications plc:                                  Page No.
                                                                    --------
         Independent Auditors' Report                                 IV-6

         Consolidated Statements of Operations                        IV-7

         Consolidated Balance Sheets                                  IV-8

         Consolidated Statements of Cash Flows                        IV-9

         Consolidated Statements of Shareholders' Equity and
           Comprehensive Income                                       IV-11

         Notes to the Consolidated Financial Statements         IV-12 to IV-44

         (iii) Separate financial statements of Teligent, Inc. were included in Liberty's Registration Statement on Form S-1 related to its split off from AT&T Corp. On May 21, 2001, Teligent and all of its direct and indirect domestic subsidiaries filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Accordingly, Teligent's financial statements are not included herein.

(a) (3)  Exhibits
         --------

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1       Restated Certificate of Incorporation of Liberty, dated August
                 9, 2001 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-55998) as filed on February 21, 2001 (the "Split Off S-1 Registration Statement")).

     3.2       Bylaws of Liberty, as adopted August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Split Off S-1 Registration Statement).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

     4.1       Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Split Off S-1 Registration Statement).

     4.2       Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Split Off S-l Registration Statement).

     4.3       Liberty undertakes to furnish the Securities and Exchange
                 Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.


10 - Material Contracts:

     10.1      Contribution Agreement dated March 9, 1999, by and among Liberty
                 Media Corporation, Liberty Media Management LLC, Liberty Media Group LLC and Liberty Ventures Group LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Liberty Media Corporation (File No. 333-86491) as filed on September 3, 1999, the "Liberty S-4 Registration Statement").

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

     10.4      Tax Sharing Agreement dated as of March 9, 1999, by and among
                 AT&T Corp., Liberty Media Corporation, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty S-4 Registration Statement).

10 - Material Contracts:

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

     10.12     Eighth Amendment to Tax Sharing Agreement dated as of July 25,
                 2000, by and among AT&T Corp., Liberty Media Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Split Off Registration Statement).

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

10 - Material Contracts:

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

10 - Material Contracts:


     10.24     Eighth Supplement to Inter-Group Agreement dated as of November
                 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-66034) as filed on July 27, 2001, the "Shelf S-1 Registration Statement).

     10.25     Ninth Supplement to Inter-Group Agreement dated as of June 14,
                 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC, Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Shelf S-1 Registration Statement).

     10.26     Amended and Restated Agreement and Plan of Restructuring and
                 Merger among UnitedGlobalCom, Inc., New UnitedGlobalCom, Inc., United/New United Merger Sub, Inc., Liberty Media Corporation, Liberty Media International, Inc. and Liberty Global, Inc., dated December 31, 2001 (incorporated by reference to Current Form 8-K filed by Liberty Media Corporation on January 9, 2002, Commission File No. 0-20421).

21 - Subsidiaries of Liberty Media Corporation.

23.1     Consent of KPMG LLP

23.2     Consent of KPMG Audit Plc

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2001:

                                    Item
             Date of Report        Reported       Financial Statements Filed
         ---------------------     --------       --------------------------

         October 10, 2001        Items 5 and 7                None
         November 13, 2001       Items 5 and 7                None
         December 3, 2001        Items 5 and 7                None
         December 5, 2001        Items 5 and 7                None
         December 5, 2001        Items 5 and 7                None
         December 27, 2001       Items 5 and 7                None

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Auditor's Report


To the Board of Directors and shareholders of Telewest Communications plc

We have audited the accompanying consolidated balance sheets of Telewest Communications plc and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements on pages IV-7 to IV-44 present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.




KPMG Audit Plc


KPMG Audit Plc
Chartered Accountants
Registered Auditor
London, England
February 28, 2002

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Consolidated Statements of Operations (years ended December 31)

                                                                     (Note 2)
                                                                         2001           2001           2000           1999
                                                            Notes          $m      (Pounds)m      (Pounds)m      (Pounds)m
---------------------------------------------------------------------------------------------------------------------------
Revenue - continuing operations
Cable television                                                          478            329            279            258
Consumer telephony                                                        710            488            445            334
Internet and other                                                         58             40             16             17
---------------------------------------------------------------------------------------------------------------------------
Total Consumer Division                                                 1,246            857            740            609
Business Services Division                                                390            268            248            177
---------------------------------------------------------------------------------------------------------------------------
Total Cable Division                                                    1,636          1,125            988            786
Content Division                                                          188            129             81              -
---------------------------------------------------------------------------------------------------------------------------
Total revenue                                                           1,824          1,254          1,069            786
---------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
Consumer programming expenses                                            (206)          (142)          (132)          (132)
Business and consumer telephony expenses                                 (342)          (235)          (235)          (158)
Content expenses                                                         (121)           (83)           (46)             -
Selling, general and administrative expenses                             (723)          (497)          (445)          (307)
Depreciation                                                             (682)          (469)          (423)          (305)
Amortization of goodwill                                                 (266)          (183)          (147)           (62)
Impairment of goodwill                                                 (1,114)          (766)             -              -
---------------------------------------------------------------------------------------------------------------------------
                                                                       (3,454)        (2,375)        (1,428)          (964)
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                                         (1,630)        (1,121)          (359)          (178)
Other income/(expense)
Interest income (including (Pounds)12m, (Pounds)15m and
     (Pounds)3m in 2001, 2000 and 1999, respectively, from
     related parties)                                         21           22             15             15              7
Interest expense (including amortization of debt discount)               (686)          (472)          (385)          (293)
Foreign exchange losses, net                                                -              -            (15)           (49)
Share of net losses of affiliates and impairment                         (314)          (216)           (15)            (6)
Other, net                                                                 (4)            (3)            (3)            (1)
Minority interests in losses/(profits)
     of consolidated subsidiaries, net                                      1              1              1             (1)
---------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                               (2,611)        (1,796)          (761)          (521)

Income tax benefit                                            16          102             70              6              -

---------------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary item                                     (2,509)        (1,726)          (755)          (521)

Extraordinary loss on extinguishment of debt                              (22)           (15)             -            (20)

---------------------------------------------------------------------------------------------------------------------------
Net loss after extraordinary item                                      (2,531)        (1,741)          (755)          (541)
---------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per ordinary share
Net loss before extraordinary item                                   $  (0.86) (Pounds)(0.59) (Pounds)(0.28) (Pounds)(0.24)
Extraordinary loss                                                   $  (0.01) (Pounds)(0.01)             -  (Pounds)(0.01)

---------------------------------------------------------------------------------------------------------------------------
Net loss after extraordinary item                                    $  (0.87) (Pounds)(0.60) (Pounds)(0.28) (Pounds)(0.25)
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of ordinary shares
outstanding (millions)                                                  2,880          2,880          2,705          2,197
All income is derived from continuing operations.

See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Consolidated Balance Sheet (years ended December 31)

                                                                                     (Note 2)
                                                                                         2001          2001          2000
                                                                           Note            $m     (Pounds)m     (Pounds)m
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                  20            14            60
Secured cash deposits restricted for more than one year                     20             29            20            12
Trade receivables (net of allowance for doubtful accounts
    of (Pounds)16m and (Pounds)19m)                                         11            169           116           115
Other receivables                                                            8            163           112           108
Prepaid expenses                                                                           48            33            37
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      429           295           332
Investment in affiliates, accounted for under the equity
    method, and related receivables                                          9            795           547           784
Property and equipment (less accumulated depreciation of
    (Pounds)1,873m  and (Pounds)1,411m)                                     10          5,051         3,473         3,289
Goodwill (less accumulated amortization of(Pounds)382m and
    (Pounds)291m)                                                            5          2,752         1,892         2,803
Inventory                                                                   13             98            67            69
Other assets (less accumulated amortization of (Pounds) 47m and
(Pounds)36m)                                                                12             84            58            47

-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                            9,209         6,332         7,324
-------------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' funds
Accounts payable                                                                          159           109            96
Other liabilities                                                           14            762           524           403
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 921           633           499
Deferred tax                                                                16            164           113           183
Debt                                                                        15          7,122         4,897         4,254
Capital lease obligations                                                                 346           238           245

-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       8,553         5,881         5,181
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Minority interests                                                                          -             -            (2)
-------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
Ordinary shares, 10p par value; 4,300 million
  authorized; 2,873 and 2,886 million issued
  in 2001 and 2000 respectively                                                           417           287           288
Limited voting convertible ordinary shares 10p par value;
  300 million authorized and 82 million and 63 million
  outstanding in 2001 and 2000 respectively                                                12             8             6
Additional paid in capital                                                              6,143         4,224         4,216
Accumulated deficit                                                                    (5,968)       (4,104)       (2,363)
Accumulated other comprehensive income                                                     53            37             -
-------------------------------------------------------------------------------------------------------------------------
                                                                                          657           452         2,147

Ordinary shares held in trust for the Telewest
  Restricted Share Scheme and the Telewest Long-Term
  Incentive Plan; 1 million shares in 2001 and 2000                         18             (1)           (1)           (2)

-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                656           451         2,145
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              9,209         6,332         7,324
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (year's ended December 31)

                                                                 (Note 2)
                                                                     2001         2001         2000         1999
                                                                       $m     (pound)m     (pound)m     (pound)m

-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                           (2,531)      (1,741)        (755)        (541)

Adjustments to reconcile net loss to net cash
provided/(utilized) by operating activities
Depreciation                                                          682          469          423          305
Amortization and impairment of goodwill                             1,380          949          147           62
Amortization of deferred financing costs and issue discount on
Senior Discount Debentures                                            144           99          147          147
Deferred tax credit                                                  (102)         (70)           -            -
Unrealized (gain)/loss on foreign currency translation                (15)         (10)          20           49
Non-cash accrued share based compensation cost                          1            1            5           26
Termination of sale and leaseback                                       -            -            -            9
Extraordinary loss on extinguishment of debt                           22           15            -           20
Share of net losses of affiliates and impairment                      314          216           15            6
Loss on disposal of assets                                              6            4            -            1
Minority interests in (losses)/profits of consolidated
subsidiaries                                                           (1)          (1)          (1)           1

Changes in operating assets and liabilities net of effect of acquisition of subsidiaries
Change in receivables                                                  19           13          (19)         (20)
Change in prepaid expenses                                              9            6          (19)          11
Change in accounts payable                                              4            3           (2)         (22)
Change in other liabilities                                            68           47           70           35
Change in other assets                                                  1            1          (46)         (55)

-----------------------------------------------------------------------------------------------------------------
Net cash provided/(utilized) by operating activities                    1            1          (15)          34
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Cash paid for property and equipment                                 (797)        (548)        (527)        (468)
Cash paid for acquisition of subsidiaries, net of cash
acquired                                                               (8)          (6)         (24)        (393)
Additional investments in and loans to affiliates                     (38)         (26)         (10)          (3)
Repayment of loans made to joint ventures (net)                        30           21           14            -
Proceeds from disposal of assets                                        3            2            2            5
Disposal of subsidiary undertaking, net of cash disposed               12            8            -            -

-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (798)        (549)        (545)        (859)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from rights issue                                              -            -            -          416
Proceeds from exercise of share options                                 8            6            3           13
Share issue costs                                                       -            -          (13)          (3)
Proceeds from issue of Senior Discount Notes 2009                       -            -            -          399
Proceeds from issue of Senior Convertible Notes 2007                    -            -            -          300
Proceeds from issue of Senior Discount Notes and Senior
Notes 2010                                                              -            -          544            -

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (years ended December 31) (continued)


                                                                          (Note 2)
                                                                              2001        2001          2000         1999
                                                                                $m   (Pounds)m     (Pounds)m    (Pounds)m

--------------------------------------------------------------------------------------------------------------------------
Proceeds from issue of Senior Convertible Notes 2005                             -           -           330            -
Proceeds from issue of Accreting Convertible Notes 2003                         44          30            20            -
Issue costs of Notes and credit facility arrangement costs                     (59)        (41)            -            -
Net proceeds from maturity of forward contracts                                  -           -           107            -
(Placement)/release of restricted deposits                                     (12)         (8)            -          175
Repayments from borrowings under old credit facilities                      (1,198)       (824)         (141)        (583)
Repayment of old facilities upon refinancing                                     -           -             -         (597)
Proceeds/(repayment) from borrowings under new credit facility               2,025       1,393          (260)         951
Capital element of finance lease repayments                                    (78)        (54)          (35)        (222)

--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      730         502           555          849
--------------------------------------------------------------------------------------------------------------------------

Net (decrease)/increase in cash and cash equivalents                           (67)        (46)           (5)          24

Cash and cash equivalents at beginning of year                                  87          60            65           41

--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        20          14            60           65
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                             Ordinary    Limited      Shares   Additional          Other   Accumulated       Total
                                               shares     voting     held in      paid-in  comprehensive       deficit
                                                          shares       trust      capital         income
                                            (Pounds)m  (Pounds)m   (Pounds)m    (Pounds)m      (Pounds)m     (Pounds)m   (Pounds)m

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      214          -          (2)       1,896              -        (1,067)      1,041

Ordinary shares issued on exercise of                                                                                -
  share options                                     1          -           -           12              -                        13
Redesignation of ordinary shares                   (6)         6           -            -              -             -           -
Shares issued under the rights issue to
  fund acquisition of Cable London plc             19          -           -          394              -             -         413
Ordinary shares issued on conversion of
  Senior Convertible Notes 2007                     -          -           -            1              -             -           1
Accrued share based compensation cost               -          -           -           25              -             -          25
Net loss                                            -          -           -            -              -          (541)       (541)

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      228          6          (2)       2,328              -        (1,608)        952

Ordinary shares issued on exercise of                                                                                -
  share options                                     -          -           -            3              -                         3
Shares issued to acquire Flextech Plc                                                                                -
  net of issue costs                               60          -           -        1,873              -                     1,933
Accrued share based compensation cost               -          -           -            5              -             -           5

Unrealised gain on deemed disposal of
  shares in an affiliate                            -          -           -            7              -             -           7
Net loss                                            -          -           -            -              -          (755)       (755)

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                      288          6          (2)       4,216              -        (2,363)      2,145

Unrealised gain/(loss) on derivative
  financial instruments:
  Cumulative effects of accounting change           -          -           -            -            (16)            -         (16)
  Amounts reclassified into earnings                -          -           -            -             (5)            -          (5)
  Current period increase in fair value             -          -           -            -             57             -          57
Net loss                                            -          -           -            -              -        (1,741)     (1,741)

                                               -----------------------------------------------------------------------------------
Total comprehensive loss                                                                                                    (1,705)
                                               -----------------------------------------------------------------------------------

Unrealised gain on deemed partial
  disposal of investment                            -          -           -            -              1             -           1
Ordinary shares issued on exercise of
  share options                                     1          -           1            6              -             -           8
Gain on retranslation of investment in an
  overseas subsidiary                               -          -           -            1              -             -           1
Redesignation of ordinary shares                   (2)         2           -            -              -             -           -
Accrued share based compensation cost               -          -           -            1              -             -           1

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                      287          8          (1)       4,224             37        (4,104)        451
----------------------------------------------------------------------------------------------------------------------------------

There was no other comprehensive income in either the year ended December 31, 1999 or 2000.

See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements (years ended December 31, 2001, 2000 and 1999)

1    Organization and History
Telewest Communications plc ("the Company") and its subsidiary undertakings (together "the Group") provide cable television, telephony and internet services to business and residential customers in the United Kingdom ("UK"). The Group derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Group derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. The Group derives its internet revenues from installation fees and monthly subscriptions to its ISP. The cable television, telephony and internet services account in 2001 for approximately 26%, 60% and 2%, respectively, of the Group's revenue.

The Group is also engaged in broadcast media activities, being the supply of entertainment content, interactive and transactional services to the UK pay-TV and internet markets. The Group operates a portfolio of thematic subscription and transactional channels. It also operates on the internet and has additional investments in production facilities and programming. The Content Division accounts in 2001 for approximately 10% of the Group's revenue.

2    Basis of Preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Group's significant estimates and assumptions include capitalisation of labor and overhead costs; impairment of goodwill and long-lived assets (see note 5); and accounting for debt and financial instruments (see note 4). Actual results could differ from those estimates.

The financial statements have been prepared on a going concern basis. The directors consider that the current credit facilities of the Group which were approved in February 2001, provide sufficient funding to finance its existing business plans, satisfy working capital requirements and pay interest on existing debt instruments.

The Group regularly monitors its ongoing ability to draw down under the facilities, which is dependent on satisfying financial covenants. As with most growth businesses, further increases in business performance and profitability are necessary to ensure continued compliance with the terms of the covenants.

The Group's existing business plan and projections demonstrate that the forecast growth in business performance will be sufficient to allow the Group to continue to meet its current covenant obligations for a period of at least twelve months from the date of approval of these statements.

However, as with any forecast information, the principal assumptions are clearly subject to a high degree of risk, in particular the Group's ability to increase revenues in accordance with its plans.

The directors have considered all of these factors and they have a reasonable expectation that the Group has adequate resources to continue in operational existence for the foreseeable future. Therefore they have continued to adopt the going concern basis in preparing the accounts.

The Group faces the following significant risks and uncertainties:
..    Continued ability to raise finance to fund its operations
..    Successful execution of its long term business plan, which in turn will affect the Group's ability to raise further finance under the Senior
     Secured Facility (see note 15)
..    The need to meet financial and other covenants relating to debt instruments which have already been issued.

The economic environment and currency in which the Group operates is the UK and hence its reporting currency is Pounds Sterling ((Pounds)). Certain financial information for the year ended December 31, 2001 has been translated into US Dollars ($), with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.4543=(Pounds)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 2001. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

-------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
-------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

3    Summary of Significant Accounting Policies
Principles of consolidation

The consolidated financial statements include the accounts of the Company and those of its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation. All acquisitions have been accounted for under the purchase method of accounting. Under this method, the results of subsidiaries and affiliates acquired in the year are included in the consolidated statement of operations from the date of acquisition.

Impairment of long lived assets and goodwill

The Group applies Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is determined by discounting projected future cash flows to calculate a value in use. An impairment charge is made to write assets down to their value in use.

Goodwill, arising from a purchased business combination and representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired, is amortized over the acquisition's useful life. The Group assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of goodwill will be impacted if projected future operating cash flows are not achieved. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a rate commensurate with the risks associated with the assets.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash.

Derivatives and hedging

At January 1, 2001, the Group adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138. SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition at fair value of all derivative instruments as assets or liabilities in the Group's balance sheet. The accounting treatment of changes in fair value is dependent on whether or not a derivative instrument is designated a hedge and, if so, the type of hedge and its effectiveness as a hedge.

For derivatives, which are not designated as hedges, changes in fair value are recorded immediately in earnings.

For derivatives designated as cash flow hedges, changes in fair value on the effective portion of a hedge are recorded within other comprehensive income until the hedged transaction occurs and are then recorded within earnings. Changes in the ineffective portion of a hedge are recorded immediately in earnings.

For derivatives designated as fair value hedges, changes in fair value are recorded immediately in earnings. The Group did not have any fair value hedges during the year ended December 31, 2001.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

Adoption of SFAS 133 on January 1, 2001 resulting in the Group recording (Pounds)16 million of decline in fair value to accumulated other comprehensive income, consisting of a decline of (Pounds)28 million to short term derivative liabilities and a (Pounds)12 million gain to long term derivative assets.

Prior to adoption of SFAS 133 the Group had the following accounting policies in respect of financial instruments: foreign currency forward contracts, options and swaps, which were used to reduce the exchange risk on the principal amounts and early call premiums on certain foreign currency borrowings, were recorded on the balance sheet at their fair value. Gains and losses arising from changes in fair value were recorded immediately within earnings. Such gains and losses were offset to some extent by gains and losses arising from retranslating the principal amounts of the

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

3    Summary of Significant Accounting Policies

Derivatives and hedging (continued)

foreign currency borrowings.

The Group also used foreign currency forward contracts and cross currency interest rate swaps to reduce its exposure to adverse changes in exchange rates associated with the interest payments on certain foreign currency borrowings. Such foreign currency forward contracts and cross currency interest rate swaps were accounted for using the accruals method.

The Group also used interest rate swap agreements and an interest rate collar to manage interest rate risk on the Group's borrowings. Net income or expense resulting from the differential between exchanging floating and fixed interest payments was recorded within the consolidated statement of operations on an accruals basis from the effective date of the interest rate swap agreements and interest rate collar.

Other interest rate swaps which did not qualify as hedges, were recorded on the balance sheet at fair value with gains and losses arising from changes in fair value recorded immediately within earnings.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

3    Summary of Significant Accounting Policies (continued)

Investments

Generally, investments in partnerships, joint ventures and subsidiaries in which the Group's voting interest is 20% to 50%, and others where the Group has significant influence, are accounted for using the equity method. Investments which do not have a readily determinable fair value, in which the Group's voting interest is less than 20%, and in which the Group does not have significant influence, are carried at cost and written down to the extent that there has been an other-than-temporary diminution in value. The Group accounts for certain investments in which the Group's ownership is greater than 50% using the equity method. This method is used for such subsidiaries where the minorities have substantive participating rights such as veto over key operational and financial matters and equal representation on the board of directors.

The Group reviews the carrying values of its investments in affiliates, including any associated goodwill, to ensure that the carrying amount of such investments are stated at no more than their recoverable amounts. The Group assesses the recoverability of its investments by determining whether the carrying value of the investments can be recovered through projected discounted future operating cash flows (excluding interest) of the operations underlying the investments. The assessment of the recoverability of the investments will be impacted if projected future operating cash flows are not achieved. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a rate commensurate with the risks associated with the assets.


Advertising costs

Advertising costs are expensed as incurred. The amount of advertising costs expensed was (pound)48 million, (pound)38 million, and (pound)27 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal instalments over their estimated useful economic lives as follows:

Freehold and long leasehold buildings        50 years
Cable and ducting                            20 years
Electronic equipment
    System electronics                        8 years
    Switching equipment                       8 years
    Subscriber electronics                    5 years
    Headend, studio, and playback
    facilities                                5 years
Other equipment
    Office furniture and fittings             5 years
    Motor vehicles                            4 years

The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems in accordance with SFAS 51 Financial Reporting by Cable Television Companies.

Franchise costs

Expenditure incurred on successful applications for franchise licences is included in property and equipment and is amortized over the remaining life of the original franchise term. Costs relating to unsuccessful applications are charged to the consolidated statement of operations.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

3    Summary of Significant Accounting Policies (continued)

Deferred financing costs

Direct costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in other assets. The costs are amortized to the consolidated statement of operations at a constant rate to the carrying value of the debt over the life of the obligation.

Minority interests

Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

Foreign currencies

Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange prevailing at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

Revenue recognition

Revenues are recognized as network communication services are provided. Credit risk is managed by disconnecting services to customers who are delinquent. Connection and activation fees relating to cable television, telephony and internet are recognized in the period of connection to the extent that such fees are less than direct selling costs.

Occasionally the Group sells capacity on its network to other telecommunications providers. Sales of capacity are accounted for as sales-type leases, operating leases, or service agreements depending on the terms of the transaction. Revenue for sales of capacity, which meet the criteria of a sales-type lease, is recognized as revenue using the percentage-of-completion method. If title is not transferred or if the other requirements of sales-type lease accounting are not met, revenues are recognized rateably over the term of the agreement.

Programming revenues are recognized in accordance with Statement of Position ("SOP") 00 - 2, Accounting by Producers or Distributors of Films. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

Recognition of contract costs

Certain of the sales of network capacity referred to above involve the Group constructing new capacity. Where the Group retains some of this new capacity, either for subsequent resale or for use within the business, then an element of the construction costs is retained within inventory or equipment, respectively. The allocation of construction cost between costs expensed to the statement of operations and costs capitalized within inventory or equipment is based upon the ratio of capacity sold and retained.

Pension costs

The Group operates a defined contribution scheme (the Telewest Communications plc Pension Trust) or contributes to third-party schemes on behalf of employees. The amount included in expenses in 2001, 2000 and 1999 of (Pounds)10 million, (Pounds)8 million and (Pounds)5 million, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

3    Summary of Significant Accounting Policies (continued)

Income taxes
Under the asset and liability method of SFAS 109 Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

The Group recognises deferred tax assets only where it is more likely than not that the benefit will be realized through future taxable income. Otherwise a valuation allowance is established to provide against deferred tax assets.

Share-based compensation

SFAS 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation costs for share-based employee compensation plans at fair value. The Group has chosen to continue to account for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. ("APB") 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for fixed plan share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. Compensation cost for variable plan share options is measured each period using the intrinsic value method until the variable or performance features of the plan become fixed. Compensation expense is recognized over the applicable vesting period.

Shares purchased by the trustees in connection with the Telewest Restricted Share Scheme and certain LTIP awards, are valued at cost and are reflected as a reduction of shareholders' equity in the consolidated balance sheet. This equity account is reduced when the shares are issued to employees based on the original cost of the shares to the trustees.

Earnings per share

Basic earnings per share has been computed by dividing net loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average number of ordinary shares outstanding during the year for all dilutive potential ordinary shares outstanding during the year and adjusting the net loss for any changes in income or loss that would result from the conversion of such potential ordinary shares. There is no difference in net loss and number of shares used for basic and diluted net loss per ordinary share, as potential ordinary share equivalents for employee share options and convertible debt are not included in the computation as their effect would be to decrease the loss per share. The number of potential ordinary shares was 393 million, 464 million and 82 million in 2001, 2000 and 1999, respectively.

Inventories

Inventories of equipment, held for use in the maintenance and expansion of the Group's telecommunications systems, are stated at cost, including appropriate overheads, less provision for deterioration and obsolescence. Network capacity and ducting held for resale are stated at the lower of cost and net realizable value.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

3    Summary of Significant Accounting Policies (continued)

New Accounting Standards Applicable to the Group

Business Combinations and Goodwill and Other Intangible Assets - SFAS 141 and SFAS 142

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations undertaken after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill arising from business combinations and intangible assets with indefinite lives are no longer amortized but are subject to annual review for impairment (or more frequently should indications of impairment arise). Goodwill associated with equity method investments will also no longer be amortized upon adoption of SFAS 142, but will be subject to impairment testing as part of the investment to which it relates in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Separable intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives and will be subject to review for impairment in accordance with SFAS 144 (see below). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Group is required to adopt SFAS 142 effective January 1, 2002. As of January 1, 2002 the Group has (Pounds)2,199 million of unamortized goodwill, (Pounds)1,892 million of which relates to business combinations and (Pounds)307 million of which relates to equity method investments. The Group does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

Accounting for Asset Retirement Obligations - SFAS 143

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Group is required to adopt this standard from January 1, 2003. The Group has not yet determined the impact, if any, the adoption of this standard will have on its financial position or results of operations.

Accounting for Impairment or Disposal of Long-Lived Assets - SFAS 144

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Group is required to adopt this standard from January 1, 2002, and has not yet determined the impact, if any, the adoption of this standard will have on its financial position or results of operations.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

4    Financial instruments

The Group holds derivative financial instruments solely to hedge specific risks and does not hold such instruments for trading purposes. The derivatives are held to hedge against the variability in cash flows arising from the effect of fluctuations of GBP:USD exchange rate on its US dollar denominated debt and from changes in interest rates on its variable rate bank debt.

Cash flow hedges

Hedges of US dollar denominated debt

The Group has issued US dollar denominated debt instruments with a range of maturities. The Group generally hedges the principal amounts of these instruments up to their first call dates or other such dates where the Group may at its option redeem the instrument before maturity. This is because the Group expects to either repay or refinance the debt before the debt matures. The exception is the principal amount of the Senior Convertible Notes 2005 for which no forward contracts are in place, as the expectation is that these Notes will convert before the maturity date or be refinanced in US dollars before the maturity date.

In addition the Group hedges the interest payments on its US dollar denominated debt, usually up to the first call date of the debt instruments. The Group assesses the effectiveness and ineffectiveness of these derivative instruments on a quarterly basis.

Hedges of the US dollar denominated debt comprise foreign currency swaps, and foreign exchange forward contracts. The aggregate notional principal amounts of these hedges are $2,325 million. The average exchange rates are between $1.418 and $1.646 with maturity dates between October 1, 2002 and February 1, 2005. During the year ended December 31, 2001, these hedges were deemed effective as the critical terms of these hedges matched those of the underlying debt. Therefore gains and losses arising from changes in the fair values of these hedges have been recorded within other comprehensive income for the period. The ineffective portion of these hedges was not significant.

In addition the Group holds derivative financial instruments which have not been designated as hedges. Such instruments comprise foreign exchange forward contracts. These have an aggregate notional principal amount of $1,567 million. The exchange rates are between $1.3696 and $1.4685 and have maturity dates between January 1, 2002 and October 1, 2003.

Of these contracts $1,537 million are associated with the Senior Discount Debenture 2007, but cover a range of dates between April 1, 2002 and October 1, 2003. The Senior Discount Debenture 2007 is callable at any time at the Company's option; these contracts were entered into to provide the Company with flexibility in timing of an early call. The balance of $30 million is associated with forecast purchases of inventory. As these contracts have not been designated hedges, gains or losses arising from the change in fair value of these contracts, are recorded immediately in the statement of operations within foreign exchange gains and losses. For the year ended December 31, 2001, a gain of (Pounds)47 million was recorded on these contracts.

Amounts recorded within other comprehensive income will be reclassified into earnings where there is ineffectiveness, when the hedged transaction takes place or where there is a change in the Group's circumstances that support the effectiveness of the hedges. An estimated loss of (Pounds)3 million is expected to be reclassified into earnings within the next 12 months.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

4    Financial instruments (continued)

Hedges of variable rate debt

As described in note 15 to the consolidated financial statements, the Group has a Senior Secured Facility with a syndicate of banks and an Institutional Tranche. Draw downs under the Senior Secured Facility and the Institutional Tranche bear interest at 0.5% to 2.25% above LIBOR and up to 4% above LIBOR respectively, so the Group is exposed to variable cash flows arising from changes in LIBOR. The Group hedges these variable cash flows by the use of interest rate swaps. The interest rate swaps can be summarised as follows:

---------------------------------------------------------------------------------------------------------------------
Effective dates               Maturities                Notional principal               Receives               Pays
---------------------------------------------------------------------------------------------------------------------
1/2/1997 - 7/1/2002           3/28/2002 - 1/1/2005             (Pounds)700m         6-month LIBOR      5.71% - 7.835%
---------------------------------------------------------------------------------------------------------------------
4/1/2002                      1/1/2005                         (Pounds)200m         3-month LIBOR        5.7% - 5.75%
---------------------------------------------------------------------------------------------------------------------

The Group assesses the effectiveness and ineffectiveness of these derivative instruments on a quarterly basis. The ineffective portion of the Group's interest rate swaps was not significant.

..Amounts recorded within other comprehensive income will be reclassified into earnings where there is ineffectiveness, when the hedged transaction takes place or where there is a change in the Group's circumstances that support the effectiveness of the hedges. An estimated (pound)2 million is expected to be reclassified into earnings within the next 12 months.

Fair value of financial instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments requires disclosure of an estimate of the fair values of financial instruments. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined precisely. Changes in assumptions could significantly affect the estimates.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

4    Financial instruments (continued)

At December 31, 2001 the Group's significant financial instruments include cash and cash equivalents, trade receivables, foreign currency swaps, interest rate swaps, foreign exchange forward contracts, trade payables and long-term borrowings. The following table summarizes the fair value of certain instruments held by and obligations of the Group. The fair value of the other financial instruments held by the Group approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                                    At
                                                                      At December                             December
                                                                         31, 2001                             31, 2000
                                                  Carrying amount      Fair value         Carrying amount   Fair value
-----------------------------------------------------------------------------------------------------------------------
                                                        (Pounds)m       (Pounds)m               (Pounds)m    (Pounds)m
Financial instruments - assets:
Foreign exchange forward contracts                            131             131                       -            -
Foreign currency swaps                                         15              15                       7            7
-----------------------------------------------------------------------------------------------------------------------
Financial instruments - liabilities
Interest rate swap agreements                                 (25)            (25)                      -          (33)
Foreign exchange forward contracts                             (4)             (4)                     (8)         (14)
-----------------------------------------------------------------------------------------------------------------------
Debt obligations
Accreting Convertible Notes 2003                              268             268                     225          225
Senior Convertible Notes 2005                                 344             234                     334          234
Senior Debentures 2006                                        206             155                     200          173
Senior Convertible Notes 2007                                 300             174                     300          179
Senior Discount Debentures 2007                             1,059             803                   1,078          920
Senior Notes 2008                                             226             185                     235          207
Senior Discount Notes 2009                                    505             308                     473          312
Senior Notes 2010                                             378             315                     388          352
Senior Discount Notes 2010                                    185             136                     178          135
Senior Secured Facility                                     1,360           1,360                     690          690
Flextech facility                                               -               -                     116          116
Other debt                                                     66              66                      37           37
-----------------------------------------------------------------------------------------------------------------------

The estimated fair values of the financial instruments specified above are based on quotations received from independent, third party financial institutions and represents the net amounts receivable or payable to terminate the position. The estimated fair values of the Debentures and Notes are also based on quotations from independent third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end. The directors consider that the fair value of the Accreting Convertible Notes 2003 is not materially different from the carrying value, as the Notes may not be traded and must be held until maturity.

Market risk and concentrations of credit risk

Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates. Generally, the Group is not exposed to such market risk because gains and losses on the underlying assets and liabilities offset gains and losses on the financial instruments.

The Group may be exposed to potential losses due to the credit risk of non-performance by the financial institution counterparties to its portfolio of derivative financial instruments However such losses are not anticipated as these counterparties are major international financial institutions and the portfolio is spread over a wide range of institutions.

Temporary cash investments also potentially expose the Group to concentrations of credit risk, as defined by SFAS 133. The Group places its temporary cash investments with major international financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group's customer base. At December 31, 2001, the Group had no significant concentration of credit risk.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

5    Impairment of assets

During the year ended December 31, 2001, the Group undertook an impairment review of its network assets, of goodwill arising on recent acquisitions and of its investments in affiliates acquired in recent years. The review covered the Cable and Content Divisions. The principal reasons for the review were: a share price decline indicative of a fall in the values of the underlying assets and a softening of the ad-sales market.

The review found evidence of impairment in the value of goodwill arising on the core Content business and in the value of two affiliated undertakings, UKTV and SMG. In order to write these down to their value in use, which was determined using projected future cashflows at a discount rate of 11.5%, commensurate with the risks associated with the assets, a charge of (Pounds)766 million was taken against goodwill and a charge of (Pounds)202 million was written off the value of its investment in affiliated undertakings. These charges have been included in the statement of operations within impairment of goodwill and share of net losses of affiliates respectively.

No impairment in the carrying value of the network assets was required.

6    Business combinations

On May 30, 2001, the Group acquired 51% of the issued share capital of Rapid Travel Solutions Limited ("Rapid Travel") and was granted a series of call options by and granted a series of put options to the vendors in respect of the balance of 49%. Assuming that either party exercises these options, the Group will acquire the remainder of the share capital in tranches ending on November 30, 2003 for total consideration of (Pounds)4 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill arising on the acquisition was (Pounds)7 million, which is being amortized over 20 years.

If the Group had acquired Rapid Travel at the beginning of 2000 and 2001, the Group's results would not have been materially different from the actual results as disclosed in these financial statements.

On April 19, 2000 the Company acquired the entire issued share capital of Flextech Plc ("Flextech"), a company engaged in broadcast media activities, for a total consideration of (Pounds)1,978 million. This comprised 601 million shares of 10p each and acquisition costs of (Pounds)31 million. The value attributed to the shares issued was 323.85p per share, being the average share market price for a five day period around December 17, 1999, the day the terms of the acquisitions were agreed to and announced. The acquisition was accounted for using the purchase method of accounting. The goodwill arising on acquisition of Flextech was (Pounds)1,382 million, which is being amortized over its estimated useful life of 20 years. As described in note 5, the Group has undertaken an impairment review of goodwill. As a result of the review, a charge of (Pounds)766 million has been made.

On November 1, 2000 the Company acquired the entire issued share capital of Eurobell (Holdings) PLC ("Eurobell"), from Deutsche Telekom ("DT") and agreed to pay initial and deferred consideration to DT, (as discussed below), in the form of 5% Accreting Convertible Notes due 2003. The aggregate principal amount of such Notes, following agreement of the deferred consideration is (Pounds)254 million. The terms of the Accreting Convertible Notes are described in note 15 to these financial statements.

Upon completion of the acquisition, the Company issued a (Pounds)220 million Accreting Convertible Note to DT in consideration for: Eurobell's entire issued share capital, (Pounds)72 million, the assignment of an inter-company loan previously owed by Eurobell to DT, (Pounds)128 million, and a cash payment remitted to Eurobell by DT shortly after the acquisition, (Pounds)20 million. Subsequently, on January 15, 2001 DT remitted a further cash payment, (Pounds)30 million, to Eurobell and the Company issued an additional Accreting Convertible Note to DT for (Pounds)30 million.

In addition under the terms of the acquisition, the Company was obliged to provide deferred consideration, contingent on Eurobell's turnover for the year ended December 31, 2000 exceeding a certain target. As a result, an additional (Pounds)3.5 million Accreting Convertible Note, dated April 2, 2001 was issued to DT. This deferred consideration was accrued for at December 31, 2000.

Goodwill of (Pounds)1 million arose on the acquisition which is being amortized over 20 years.

If the Company had acquired Flextech and Eurobell on January 1, 2000 the Group's net loss of (Pounds)755 million and loss per share of (Pounds)0.28 would have been (Pounds)820 million and (Pounds)0.28, respectively.

On November 23, 1999 the Company acquired the remaining 50% of the issued share capital of Cable London PLC ("Cable London") which it did not already own, for cash consideration of (Pounds)389 million plus acquisition costs of (Pounds)5 million and assumption of debt of (Pounds)39 million. The acquisition has been accounted for using the purchase method of accounting. The goodwill arising on acquisition was (Pounds)438 million and is being amortized on a straight-line basis over 20 years which is the average remaining useful life of the network assets acquired with Cable London.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

7    Supplemental disclosures to consolidated statements of cash flows

Cash paid for interest was (Pounds)335 million, (Pounds)164 million and (Pounds)124 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Significant non-cash investing activities are described below. The amounts stated for 2001 represent the purchase of Rapid Travel. The amounts stated for 2000 represent the purchase of Flextech and Eurobell. The amounts stated for 1999 represent the purchase of Cable London. These transactions are described in note 6 to the consolidated financial statements.

                                                                              Year ended December 31
                                                                             2001              2000               1999
                                                                        (Pounds)m         (Pounds)m          (Pounds)m
----------------------------------------------------------------------------------------------------------------------
Acquisitions:
Assets                                                                           1            1,104               180
Liabilities assumed                                                             (2)            (172)             (117)
Debt assumed                                                                     -             (261)             (126)
----------------------------------------------------------------------------------------------------------------------
Net (liabilities)/assets (contributed)/ assumed                                 (1)             671               (63)
Less:
Previously accounted for:
    Equity investment in Cable London                                            -                -               (32)
    Share of cumulative losses of Cable London                                   -                -                51
Goodwill arising                                                                 7            1,383               438
----------------------------------------------------------------------------------------------------------------------
                                                                                 6            2,054               394
----------------------------------------------------------------------------------------------------------------------

Share consideration/capital contribution                                         -            1,946                 -
Debt consideration                                                               -               75                 -
Purchase of shares                                                               2                -               389
Option consideration                                                             4                -                 -
Direct costs of acquisition                                                      -               33                 5
----------------------------------------------------------------------------------------------------------------------
                                                                                 6            2,054               394
----------------------------------------------------------------------------------------------------------------------

In 2001 the Group entered into capital lease obligations with a total capital value of (Pounds)47 million. In addition the Group entered into vendor financing arrangements, under which it had a remaining financed balance of (Pounds)23 million at December 31, 2001. At December 31, 2001, the Group had accrued a further (Pounds)35 million of capital expenditure for property and equipment.

In 2000, (Pounds)114 million of goodwill was allocated to investments in affiliates.

                                                                                                        At December 31
                                                                                               2001               2000
8    Other receivables                                                                    (Pounds)m          (Pounds)m
----------------------------------------------------------------------------------------------------------------------
Value Added Tax refund                                                                            -                 4
Interconnection receivables                                                                       2                 6
Accrued income                                                                                   68                60
Other                                                                                            27                31
Foreign currency swap                                                                            15                 7
----------------------------------------------------------------------------------------------------------------------
                                                                                                112               108
----------------------------------------------------------------------------------------------------------------------

Accrued income primarily represents telephone calls made by Cable Division subscribers and income accrued under Business Services Division contracts that have not been billed as at the accounting period end.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

9    Investments

The Group has investments in affiliates accounted for under the equity method at December 31, 2001 and 2000 as follows:

                                                                                  Percentage ownership at December 31
                                                                                         2001                    2000
----------------------------------------------------------------------------------------------------------------------
Front Row Television Limited                                                            50.0%                   53.0%
Blueyonder Workwise Limited                                                             70.0%                   70.0%
UKTV                                                                                    50.0%                   50.0%
SMG plc                                                                                 16.9%                   17.2%

Summarized combined financial information for such affiliates which operate principally in the cable television, broadcasting and interactive media industries is as follows:

                                                                                         At December 31
                                                                                         2001                     2000
                                                                                    (Pounds)m                (Pounds)m
----------------------------------------------------------------------------------------------------------------------
Combined financial position

Property and equipment, net                                                                54                      57
Intangible assets, net                                                                    112                     360
Other assets, net                                                                         169                     268
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                              335                     685
----------------------------------------------------------------------------------------------------------------------

Debt                                                                                       66                       -
Other liabilities                                                                         690                     626
Owners' equity                                                                           (421)                     59
----------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                              335                     685
----------------------------------------------------------------------------------------------------------------------

                                                                           Year ended December 31
                                                                        2001                   2000               1999
                                                                   (Pounds)m              (Pounds)m          (Pounds)m
----------------------------------------------------------------------------------------------------------------------
Combined operations

Revenue                                                                   408                   406                10
Operating expenses                                                       (324)                 (343)               (9)
----------------------------------------------------------------------------------------------------------------------

Operating profit                                                           84                    63                 1
Interest expense                                                          (38)                  (30)                -
----------------------------------------------------------------------------------------------------------------------
Net profit                                                                 46                    33                 1
----------------------------------------------------------------------------------------------------------------------

                                                                                                        At December 31
                                                                                               2001               2000
                                                                                          (Pounds)m          (Pounds)m
----------------------------------------------------------------------------------------------------------------------
The Group's investments in affiliates are comprised as
follows:

Goodwill                                                                                         27               114
Loans                                                                                           260               267
Share of net assets                                                                             260               403
----------------------------------------------------------------------------------------------------------------------
                                                                                                547               784
----------------------------------------------------------------------------------------------------------------------

Included within investments in affiliates is(Pounds)80 million (2000:(Pounds)148 million) in respect of listed investments. The aggregate market value of these listed investments at December 31, 2001 was(Pounds)80 million (2000:(Pounds)146 million). In addition,(Pounds)18 million (2000:(Pounds)nil) of the investment in SMG plc provides security for a loan.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

10   Property and equipment
                                       Land        Buildings         Cable and      Electronic
                                                                       ducting       equipment    Other equipment      Total
                                  (Pounds)m        (Pounds)m         (Pounds)m       (Pounds)m          (Pounds)m  (Pounds)m
----------------------------------------------------------------------------------------------------------------------------
Acquisition costs
Balance at January 1, 2001                6              119             2,630           1,393                552      4,700
Additions                                 -               14               556              31                 52        653
Disposals                                 -                -                 -               -                 (7)        (7)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              6              133             3,186           1,424                597      5,346
----------------------------------------------------------------------------------------------------------------------------

Accumulated depreciation
Balance at January 1, 2001                -               35               546             605                225      1,411
Charge for the year                       -               10               348              56                 55        469
Disposals                                 -                -                 -               -                 (7)        (7)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              -               45               894             661                273      1,873
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
2001 Net book value                       6               88             2,292             763                324      3,473
============================================================================================================================

Acquisition costs
Balance at January 1, 2000                6              100             2,267           1,063                372      3,808
On acquisition                            -                4               188              92                 17        301
Additions                                 -               15               176             239                165        595
Disposals                                 -                -                (1)             (1)                (2)        (4)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              6              119             2,630           1,393                552      4,700
----------------------------------------------------------------------------------------------------------------------------

Accumulated depreciation
Balance at January 1, 2000                -               28               398             409                155        990
Charge for the year                       -                7               148             197                 71        423
Disposals                                 -                -                 -              (1)                (1)        (2)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              -               35               546             605                225      1,411
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
 2000 Net book value                      6               84             2,084             788                327      3,289
============================================================================================================================

Cable and ducting consists principally of civil engineering and fiber optic costs. In addition, cable and ducting includes net book value of pre-construction and franchise costs of (Pounds)14 million and (Pounds)16 million as of December 31, 2001 and 2000, respectively. Electronic equipment includes the Group's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures and leasehold improvements.

                                                                                   Additions
                                                                                  charged to
                                                 Balance at    Acquisition of      costs and                    Balance at
                                                  January 1     subsidiaries        expenses      Deductions    December 31
11   Valuation and qualifying accounts            (Pounds)m        (Pounds)m       (Pounds)m       (Pounds)m      (Pounds)m
---------------------------------------------------------------------------------------------------------------------------
2001   Deferred tax valuation allowances                733                -             168               -             901
       Allowance for doubtful accounts                   19                -               3              (6)             16
----------------------------------------------------------------------------------------------------------------------------
2000   Deferred tax valuation allowances                491               38             204               -             733
       Allowance for doubtful accounts                   13                5              14             (13)             19
----------------------------------------------------------------------------------------------------------------------------
1999   Deferred tax valuation allowances                369               39              83               -             491
       Allowance for doubtful accounts                   14                2              14             (17)             13
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

12   Other assets

                                                                                                         At December 31
                                                                                                   2001            2000
The components of other assets, net of amortization, are as follows:                          (Pounds)m       (Pounds)m
-----------------------------------------------------------------------------------------------------------------------
Deferred financing costs of debentures                                                               22              32
Deferred financing costs of Senior Secured Facility                                                  36              15

-----------------------------------------------------------------------------------------------------------------------
                                                                                                     58              47
-----------------------------------------------------------------------------------------------------------------------

As described in note 15, the Group entered into a new Senior Secured credit facility on March 16, 2001. As a result the deferred financing costs included within other assets at December 31, 2000 were written off.

                                                                                                   2001            2000
13   Inventory                                                                                (Pounds)m       (Pounds)m
-----------------------------------------------------------------------------------------------------------------------
Raw materials and consumables                                                                         1               2
Inventories of spare capacity and duct held for re-sale                                              36              36
Programming inventory                                                                                30              31

-----------------------------------------------------------------------------------------------------------------------
                                                                                                     67              69
-----------------------------------------------------------------------------------------------------------------------

                                                                                                            At December
                                                                                                                     31
14   Other liabilities                                                                             2001            2000
Other liabilities are summarized as follows:                                                  (Pounds)m       (Pounds)m
-----------------------------------------------------------------------------------------------------------------------
Deferred income                                                                                     114              83
Accrued construction costs                                                                           67              30
Accrued programming costs                                                                            24              33
Accrued interconnect costs                                                                           39              37
Accrued interest                                                                                    111              85
Accrued staff costs                                                                                  35              24
Accrued expenses                                                                                     41              67
Other liabilities                                                                                    93              44

------------------------------------------------------------------------------------------------------------------------
                                                                                                    524             403
------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

15   Debt

                                                              Weighted
                                                               average
Debt is summarized as follows at                         interest rate                            2001            2000
December 31, 2001 and 2000:                        2001           2000            1999        (Pounds)m        (Pounds)m
------------------------------------------------------------------------------------------------------------------------
Accreting Convertible Notes 2003                     5%             5%               -              268              225
Senior Convertible Notes 2005                        6%             6%               -              344              334
Senior Debentures 2006                           9.625%         9.625%           9.625%             206              200
Senior Convertible Notes 2007                     5.25%          5.25%            5.25%             300              300
Senior Discount Debentures 2007                     11%            11%              11%           1,059            1,078
Senior Notes 2008                                11.25%         11.25%           11.25%             226              235
Senior Discount Notes 2009                        9.25%          9.25%            9.25%             261              237
Senior Discount Notes 2009                       9.875%         9.875%           9.875%             244              236
Senior Notes 2010                                9.875%         9.875%               -              378              388
Senior Discount Notes 2010                      11.375%        11.375%               -              185              178
Senior Secured Facility                          7.265%         7.553%           8.777%           1,360              690
Flextech facility                                    -          6.712%               -                -              116
Cable London facility                                -              -            6.684%               -                -
Other debt                                       6.767%         7.432%             7.5%              66               37

------------------------------------------------------------------------------------------------------------------------
                                                                                                  4,897            4,254
------------------------------------------------------------------------------------------------------------------------

Notes and debentures

---------------------------------------------------------------------------------------------------------------------
                                                   Principal         Maturity date   Earliest redemption     Interest
                                                           m                                        date         rate
---------------------------------------------------------------------------------------------------------------------
Accreting Convertible Notes 2003            GBP          294      November 1, 2003      November 1, 2003           5%
Senior Convertible Notes 2005               USD          500          July 7, 2005          July 7, 2003           6%
Senior Debentures 2006                      USD          300       October 1, 2006       October 1, 2000       9.625%
Senior Convertible Notes 2007               GBP          300     February 19, 2007         March 9, 2003        5.25%
Senior Discount Debentures 2007             USD        1,537       October 1, 2007       October 1, 2000          11%
Senior Notes 2008                           USD          350       November 1,2008      November 1, 2003       11.25%
Senior Discount Notes 2009                  GBP          325        April 15, 2009        April 15, 2004       9.875%
Senior Discount Notes 2009                  USD          500        April 15, 2009        April 15, 2004        9.25%
Senior Notes 2010                           GBP          180      February 1, 2010      February 1, 2005       9.875%
Senior Notes 2010                           USD          350      February 1, 2010      February 1, 2005       9.875%
Senior Discount Notes 2010                  USD          450      February 1, 2010      February 1, 2005      11.375%
---------------------------------------------------------------------------------------------------------------------

The Debentures and Notes are unsecured liabilities of the Group.

The Senior Convertible Notes 2005 are convertible into 114 million ordinary shares of the Group at a conversion price of 288p per ordinary share. Conversion is at the holders' option at any time up to the close of business on June 22, 2005. The Senior Convertible Notes 2007 are convertible into 92 million ordinary shares of the Group at a conversion price of 325p per ordinary share. Conversion is at the holders' option at any time up to close of business on February 2, 2007. If Notes are called for redemption prior to maturity, each holder has the right to convert Notes into ordinary shares. The Accreting Convertible Notes 2003 are convertible into 162 million ordinary shares of the Group at an initial conversion price of 156.56p per ordinary share. Conversion is at maturity, at the holder's option but the Group can elect to settle in cash, in whole but not in part, at any time at 100% of the accreted value provided that for a certain 10 day period prior to redemption, the price per ordinary share has been at least 130% of the average conversion price in effect on each day during the 10 day period.

On January 15, 2001, DT remitted a cash payment of (Pounds)30 million to its former subsidiary Eurobell, under the terms of the acquisition of Eurobell by the Company on November 1, 2000. In consideration the Company issued additional Accreting Convertible Notes 2003 for the same amount. In addition, under the terms of the acquisition, the Company was obliged to provide deferred consideration, contingent on Eurobell's turnover for the year ended December 31, 2000 exceeding a certain target. As a result additional (Pounds)3.5 million Accreting Convertible Notes 2003, dated April 2, 2001, were issued to DT.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

15   Debt (continued)

The unamortized portion of the discounts on issue on the Senior Discount Notes 2009 and Senior Discount Notes 2010 was (Pounds)123 million and (Pounds)101 million respectively. The discount on issue is being amortized up to the first call dates of the bonds, such as to produce a constant rate of return on the carrying amount.

The indentures under which the Debentures and Notes were issued contain various covenants, which among other things, restrict the ability of the Group to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. The Group was in compliance with the covenants at December 31, 2001.

The Group hedges its exposure to movements in the USD:GBP exchange rate through the use of foreign currency swaps and foreign exchange forward contracts. These contracts are typically designed to match the first call date of the debt or where this date has already passed, a specified date in the future. Details of these derivative instruments are disclosed in note 5.

Senior Secured Facility
On March 16, 2001 the Group entered into a new senior secured credit facility (the "Senior Secured Facility") with a syndicate of banks for (Pounds)2 billion, of which (Pounds)1,360 million was drawn down at December 31, 2001. The Group is also able to raise a further (Pounds)250m from institutional investors (the "Institutional Tranche") of which (Pounds)125 million was drawn down at December 31, 2001. The first draw downs under the Senior Secured Facility were used to repay amounts owed under the old senior secured credit facilities.

Borrowings under the Senior Secured Facility are secured on the assets of the Group including the partnership interests and shares of subsidiaries and bear interest at 0.5% to 2.25% over LIBOR (depending on the ratio of borrowings to quarterly, annualized, consolidated net operating cash flow). Borrowings under the Institutional Tranche bear interest at up to 4% above LIBOR.

The Group's ability to borrow under the Senior Secured Facility and the Institutional Tranche is subject to, amongst other things, its compliance with the financial and borrowing conditions contained therein. There are three covenants, which are applied as follows:

     . Interest charged on the senior debt facility compared with earnings before interest, tax, depreciation and amortization ('EBITDA');
     .    Cash-paying interest compared with EBITDA; and
     .    Senior debt compared with EBITDA

At December 31, 2001, the Group was in compliance with these covenants and conditions and expects to be in compliance throughout 2002.

Vendor financing
The Group has entered into vendor financing arrangements to fund its purchase of equipment from certain suppliers. Under the terms of these arrangements the Group defers payment for periods up to 36 months. Interest is charged on these arrangements at a rate that is fixed for the life of the arrangements. The balance on these arrangements at December 31, 2001 was (Pounds)23 million.

SMG loan
On July 11, 2001, the Group entered into a contract with Toronto Dominion Bank ("TD"), whereby TD provides a loan to the Group, in return for security over 55% of the Group's shareholding in SMG plc. The arrangement matures after one year, but can be extended for up to three years by mutual agreement. The balance on the loan at December 31, 2001 was (Pounds)33 million.

Bank loans
Bank loans are property loans secured on certain freehold and long leasehold land and buildings held by the Group. The balance at December 31, 2001 was (Pounds)10 million.

Other loans
At December 31, 2000 the Group had a credit facility with Liberty Media. The balance at that date was (Pounds)17 million. The Group also had a standby credit facility of (Pounds)2 million made available by Vivendi SA. These two loans were repaid during the year.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

15   Debt (continued)

The Maturity Profile of the Group's long-term debt is as follows:

                                                            2001
                                                       (Pounds)m
----------------------------------------------------------------

2002                                                          60
2003                                                         268
2004                                                           1
2005                                                         345
2006                                                         598
2007 and thereafter                                        3,625
----------------------------------------------------------------
                                                           4,897
----------------------------------------------------------------

16   Income taxes

Loss before income taxes is solely attributable to the UK:                         2001            2000             1999
The provisions for income taxes follow:                                       (Pounds)m       (Pounds)m        (Pounds)m

------------------------------------------------------------------------------------------------------------------------
Income tax benefit/(expense)                                                           -              -                -
Deferred tax benefit                                                                  70              6                -

------------------------------------------------------------------------------------------------------------------------
                                                                                      70              6                -
------------------------------------------------------------------------------------------------------------------------

A reconciliation of income taxes determined using the statutory UK rate of 30% (2000: 30%) to the effective rate of income tax is as follows:

                                                                                                             Year ended
                                                                                                            December 31
                                                                                    2001           2000            1999
                                                                                       %              %               %

-----------------------------------------------------------------------------------------------------------------------
Corporate tax at UK statutory rates                                                  (30)           (30)            (30)
Change in valuation allowance                                                         34             31              30

-----------------------------------------------------------------------------------------------------------------------
                                                                                       4              1               -
-----------------------------------------------------------------------------------------------------------------------

Deferred income tax assets and liabilities at December 31, 2001 and 2000 are summarized as follows:

                                                                                                   2001            2000
                                                                                              (Pounds)m       (Pounds)m

-----------------------------------------------------------------------------------------------------------------------
Deferred tax assets relating to:
Fixed assets                                                                                        410             304
Net operating loss carried forward                                                                  465             402
Other - investments                                                                                  26              27

-----------------------------------------------------------------------------------------------------------------------
Deferred tax asset                                                                                  901             733

Valuation allowance                                                                                (901)           (733)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                      -               -
-----------------------------------------------------------------------------------------------------------------------

Investments in affiliates                                                                          (113)           (183)

-----------------------------------------------------------------------------------------------------------------------
Deferred tax liability per balance sheet                                                           (113)           (183)
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

16   Income taxes (continued)

At December 31, 2001 the Group estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of (Pounds)1,550 million available to relieve against future profits. This excludes capital allowances on assets which are available to the Group, but have not been claimed, amounting to (Pounds)4,410 million.

Due to a history of operating losses the Group has established a valuation allowance with respect to deferred tax assets.

The NOLs have an unlimited carry forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

17   Shareholders' equity

Movement in share capital

On November 23, 1999, the Company completed its acquisition of the 50% of Cable London not already owned from NTL (Bermuda) Limited, a subsidiary of NTL Communications Corporation. The acquisition was mainly funded by the proceeds of a rights issue to existing Telewest shareholders. Under the terms of the rights issue shareholders were able to acquire one new ordinary share for every 11 shares held, at a price of 213 pence per new share. Under the rights issue 190 million ordinary shares were issued. In addition 6 million ordinary shares were redesignated into 6 million limited voting convertible ordinary shares.

On March 31, 2000 the authorized share capital of the Company was increased to (Pounds)460 million divided into 4,300 million ordinary shares of 10 pence each and 300 million limited voting convertible ordinary shares of 10 pence each.

On April 19, 2000 the Company issued 601 million ordinary shares of 10 pence each in consideration for the entire issued share capital of Flextech. Also in 2000, 4 million ordinary shares of 10 pence each were issued in consideration of (Pounds)3 million on exercise of employee share options.

During 2001 the Company issued 7 million ordinary shares of 10 pence each upon exercise of employee share options. Total consideration received was (Pounds)6 million. In addition the Company redesignated 20 million ordinary shares of 10pence each into 20 million limited voting convertible ordinary shares of 10 pence each.

Limited voting convertible ordinary shares

The ordinary shares and the limited voting convertible ordinary shares have the same rights, except that the limited voting convertible ordinary shares do not confer the right to vote on resolutions to appoint, re-appoint, elect or remove directors of Telewest. No application will be made for the limited voting convertible ordinary shares to be listed or dealt in on any stock exchange. Holders of limited voting convertible ordinary shares are entitled to convert all or some of their limited voting convertible ordinary shares into fully paid ordinary shares, provided that the conversion would not result in a change of control of the Company for the purposes of the indentures governing certain Notes and Debentures. The limited voting convertible ordinary shares are convertible into ordinary shares at the Company's option at any time, subject to certain conditions. The sole holders of the limited voting convertible ordinary shares are Liberty Media and Microsoft.

Members of the Liberty Media Group and/or the Microsoft Group can re-designate all or any of their ordinary shares into limited voting convertible ordinary shares. This is to ensure that, on any future purchase of ordinary shares by members of the Microsoft Group and/or members of the Liberty Media Group, they will, at that time, be able to re-designate such number of their then existing holding of ordinary shares so as to avoid a change of control of the Company for the purposes of the Notes and Debentures.

Future purchases of ordinary shares and/or limited voting convertible ordinary shares by members of the Liberty Media Group and/or the Microsoft Group will, however, be subject to Rule 9 of the UK's City Code on Take-overs and Mergers because both classes of shares are treated as voting shares for that purpose. Under Rule 9, when any person acquires, whether by a series of transactions over a period of time or not, shares which (taken together with shares held or acquired by persons acting in concert with him) carry 30% or more (but less than 50%) of the voting rights of a public company, that person is normally required to make a general offer to shareholders for the entire share capital of the company then in issue. Any person, or group of persons acting in concert, owning shares carrying 50% or more of the voting rights of a public company, subject to their own individual limits, is free to acquire further shares in that

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

public company without giving rise to the requirement to make a general offer for the entire issued share capital of that company.

17   Shareholders' equity (continued)

In May 2001, Liberty Media increased its shareholding in the Company as result of the purchase of 20 million ordinary shares of 10p each. Prior to the increase in shareholding, Liberty Media redesignated 20 million ordinary shares of 10 pence each as limited voting convertible ordinary shares of 10 pence each. As a result Liberty Media and Microsoft's combined shareholdings remained below 50% of the issued ordinary share capital, above which level a change of control for the purposes of the Group's debt securities may occur.

18   Share-based compensation plans

At December 31, 2001, the Company operated five types of share-based compensation plans: the Executive Share Option Schemes, the Sharesave Schemes, the Telewest Restricted Share Scheme ("RSS"), the Telewest Long Term Incentive Plan ("LTIP") and an Equity Participation Plan ("EPP").

The Company applies APB Opinion Bulletin 25 and related interpretations in accounting for its share-based compensation plans. Compensation cost is recognized over the estimated service period in respect of performance based share option grants to the extent that the market value of the Company's ordinary shares exceeds the exercise price at the earlier of the vesting date or the Balance Sheet date. Compensation cost is recognized for awards over ordinary shares made under the RSS since the awards have no exercise price. Compensation cost is recognized over the estimated service period in respect of the LTIP to the extent that the market value of the Company's ordinary shares exceeds the exercise price at the earlier of the vesting date or the Balance Sheet date.

Compensation cost recognized for share option grants and awards is as follows:

                                                                                        2001          2000          1999
                                                                                   (Pounds)m     (Pounds)m     (Pounds)m

------------------------------------------------------------------------------------------------------------------------
RSS                                                                                        -             -             -
LTIP                                                                                       -             5             1
Executive Share Option Schemes                                                             1             2            23
EPP                                                                                        1             1             -

------------------------------------------------------------------------------------------------------------------------
                                                                                           2             8            24
------------------------------------------------------------------------------------------------------------------------

If compensation costs for share option grants and awards under the RSS, LTIP, Executive Option Schemes and EPP had been determined based on their fair value at the date of grant for 2001, 2000 and 1999 consistent with the method prescribed by SFAS 123, the Group's net loss and basic and diluted loss per share would have been adjusted to the pro forma amounts set out below:

                                                                                        2001          2000          1999
                                                                                   (Pounds)m     (Pounds)m     (Pounds)m

------------------------------------------------------------------------------------------------------------------------
Net loss - As reported                                                               (1,741)         (755)         (541)
         - Pro forma                                                                 (1,750)         (757)         (519)

------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                                                    (Pounds)      (Pounds)      (Pounds)
Basic and diluted loss per share - As reported                                        (0.60)        (0.28)        (0.25)
                                 - Pro forma                                          (0.61)        (0.28)        (0.24)

------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

The fair value of each option grant in all plans was estimated as at the date of grant using a Black-Scholes option-pricing model. The model used a weighted-average, risk-free interest rate of 5.5%, 5.8% and 6.8% for grants in 2001, 2000 and 1999 respectively, and an expected volatility of 55%. The Group does not expect to pay a dividend on its ordinary shares at any time during the expected life of any outstanding option. The Group expects options to be held until maturity.

18   Share-based compensation plans (continued)

Performance-based share option compensation plans

The Group has two performance-based share option plans: the 1995 (No. 1) Executive Share Option Scheme and the 1995 (No. 2) Executive Share Option Scheme. Under both plans, certain officers and employees are granted options to purchase ordinary shares of the Company. The exercise price of each option generally equals the market price of the Company's ordinary shares on the date of grant. The options are exercisable between three and ten years after the date of the grant with exercise conditional on the Company's shares out-performing by price the FTSE100 Index over any three-year period preceding exercise. The Company may grant options for up to 295 million ordinary shares.

A summary of the status of the Company's performance-based share option plans as of December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates are presented below:

                                                            2001                      2000                       1999
                                                        Weighted                  Weighted                   Weighted
                                                         average                   average                    average
                                             Number     exercise       Number     exercise        Number     exercise
                                          of shares        price    of shares        price     of shares        price
---------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         52,503,409       173.2p   17,028,622       110.0p    26,165,744       118.9p
Adjustments during the year                       -            -    4,457,322       143.8p     1,365,978       105.0p
Granted                                  53,709,994        98.8p   35,154,239       205.1p     1,163,027       265.4p
Exercised                                (1,210,816)       78.2p   (2,501,964)      114.9p    (8,566,437)      136.0p
Forfeited                                (7,302,750)      134.3p   (1,634,810)      208.8p    (3,099,690)      108.4p

---------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               97,699,837       136.4p   52,503,409       173.2p    17,028,622       110.0p
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Options exercisable at year end          16,577,655       132.0p   14,938,772       129.8p     2,386,230       116.8p
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year              69.7p                     33.9p                     201.4p
---------------------------------------------------------------------------------------------------------------------

The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options (1999-compensating option holders for the dilutive effect of the rights issue in that year).

Share options are forfeited due to employees leaving the Group before their share options become exercisable.

The following table summarizes information about the Company's performance-based share options outstanding at December 31, 2001.

                                                                                   Options                    Options
                                                                               outstanding                exercisable
----------------------------------------------------------------------------------------------------------------------
                                                          Number     Weighted     Weighted        Number     Weighted
                                                     outstanding      average      average   exercisable      average
                                                              at    remaining     exercise            at     exercise
                                                        December  contractual        price      December        price
                                                             31,         life                        31,
Range of exercise prices                                    2001                                    2001
----------------------------------------------------------------------------------------------------------------------
65.7 - 76.8p                                          14,813,365      8.2 yrs        74.2p     4,028,801        72.1p
81.5 - 82.5p                                           2,175,831      9.6 yrs        81.7p             -           -
84.6 - 99.9p                                           3,122,542      3.5 yrs        90.2p     3,122,542        90.2p
102.0 - 109.1p                                        34,373,272      9.2 yrs       103.7p       828,028       108.7p
114.0 - 125.9p                                        12,605,878      8.1 yrs       119.8p     1,635,814       124.6p
130.4 - 142.9p                                         2,899,478      3.1 yrs       139.7p     2,899,478       139.7p
156.6 - 170.0p                                         1,601,198      8.2 yrs       165.8p       172,307       159.8p

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

202.4 - 235.0p                                        24,794,408      8.5 yrs       228.9p     3,675,233       226.0p
237.3 - 249.4p                                           543,216      8.1 yrs       239.7p        79,086       244.7p
274.3 - 276.5p                                           381,810      8.4 yrs       276.3p        19,978       275.3p
289.0 - 294.8p                                           388,839      7.8 yrs       291.2p       116,388       291.3p
----------------------------------------------------------------------------------------------------------------------
65.7 - 294.8p                                         97,699,837      8.3 yrs       136.4p    16,577,655       132.0p
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


18   Share-based compensation plans (continued)

Fixed share option compensation plans

The Company also operates the Sharesave Scheme, a fixed share option compensation scheme. Under this plan, the Company grants options to employees to purchase ordinary shares at up to a 20% discount to market price. These options can be exercised only with funds saved by employees over time in a qualified savings account. The options are exercisable between 37 and 66 months after commencement of the savings contracts.

A summary of the status of the Company's fixed share option compensation scheme as of December 31, 2001, 2000, and 1999 and the changes during the years ended on those dates are presented below:

                                                            2001                       2000                      1999
                                                        Weighted                   Weighted                  Weighted
                                                         average                    average                   average
                                             Number     exercise       Number      exercise       Number     exercise
                                          of shares        price    of shares         price    of shares        price

----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         26,635,135        91.1p   11,679,289        116.9p    9,460,336        84.7p
Adjustments during the year                       -           -       654,868        126.2p      469,470        67.9p
Granted                                   9,205,135        60.3p   17,946,934         88.3p    2,775,602       236.5p
Exercised                                (4,380,809)       57.3p     (876,216)        98.1p      (30,719)       88.8p
Forfeited                                (9,940,127)      100.4p   (2,769,740)       187.6p     (995,400)       88.2p

----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               21,519,334        80.5p   26,635,135         91.1p   11,679,289       116.9p
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Options exercisable at year end              72,926        98.0p    4,443,443         57.1p            -           -
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
   options granted during the year             33.3p                     39.1p                     153.4p
----------------------------------------------------------------------------------------------------------------------

The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options (1999-compensating option holders for the dilutive effect of the rights issue in that year).

Share options are forfeited due to employees leaving the Group before their share options become exercisable.

The following table summarizes information about the Company's fixed share options outstanding at December 31, 2001.

                                                                                                               Options
                                                                                                           outstanding
-----------------------------------------------------------------------------------------------------------------------
                                                                                                   Number     Weighted
                                                                                              outstanding      average
                                                                                                       at    remaining
                                                                                                 December  contractual
Range of exercise prices                                                                              31,         life
                                                                                                     2001

-----------------------------------------------------------------------------------------------------------------------
53.6 - 88.3p                                                                                   19,178,335      3.0 yrs
103.9 - 115.9p                                                                                  1,875,842      0.6 yrs
128.6 - 161.9p                                                                                     76,965      1.1 yrs
191.0 - 236.5p                                                                                    388,192      1.6 yrs
-----------------------------------------------------------------------------------------------------------------------
53.6 - 236.5p                                                                                  21,519,334      2.8 yrs
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

18  Share-based compensation plans (continued)

Telewest Restricted Share Scheme ("RSS")

The Company operates the RSS in conjunction with an employment trust, the Telewest 1994 employees' Share Ownership Plan Trust (the "Telewest ESOP"), which has been designed to provide incentives to executives of the Company. Under the RSS, executives may be granted awards over ordinary shares of the Company based on a percentage of salary. The awards are made for no consideration. The awards generally vest three years after the date of the award and are exercisable for up to seven years after the date when they vest. Awards granted under the RSS may be made over a maximum of 4.0 million ordinary shares of the Company.

The compensation charge related to each award is based on the share price of the ordinary shares on the date the award was made.

A summary of the status of the RSS at December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates are presented below:

                                                                                      2001          2000         1999
                                                                                    Number        Number       Number
                                                                                 of shares     of shares    of shares

----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                   358,316       576,333      416,186
Adjustments during the year                                                              -             -       21,612
Granted                                                                            248,595             -      447,532
Exercised                                                                          (76,056)     (131,394)    (122,157)
Forfeited                                                                                -       (86,623)    (186,840)

----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                                         530,855       358,316      576,333
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Awards exercisable at year end                                                      38,338        86,989       33,283
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Weighted average fair value of awards granted during the year                 (Pounds)1.10             - (Pounds)2.18
----------------------------------------------------------------------------------------------------------------------

The adjustments in 1999 compensated award holders for the dilutive effect of the rights issue in that year.

Share options are forfeited due to employees leaving the Group before their share options become exercisable.

At December 31, 2001, the 530,855 awards outstanding and the 38,338 awards exercisable have weighted average remaining contractual lives of 8.4 years and
5.4 years respectively.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

18   Share-based compensation plans (continued)

Long Term Incentive Plan ("LTIP")

The LTIP provides for share awards to executive directors and senior executives. Under the LTIP, an executive will be awarded the provisional right to receive, for no payment, a number of Telewest shares with a value equating to a percentage of base salary. The shares will not vest unless certain performance criteria, based on total shareholder return assessed over a three-year period are met. The percentage of salary will be determined by the Remuneration Committee and will be up to 100% of base salary for executive directors.

A summary of the status of the Company's LTIP at December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates are presented below:

                                                                                      2001          2000         1999
                                                                                    Number        Number       Number
                                                                                 of shares     of shares    of shares

----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                 2,714,552     4,005,075    3,796,733
Adjustments during the year                                                              -             -      188,468
Granted                                                                            910,730       816,175      196,139
Exercised                                                                       (1,220,362)   (1,152,826)           -
Forfeited                                                                         (838,413)     (953,872)    (176,265)

----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                                       1,566,507     2,714,552    4,005,075
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Awards exercisable at year end                                                     265,939     1,058,542            -
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Weighted average fair value of awards granted during the year                 (Pounds)1.09  (Pounds)0.24 (Pounds)1.93
----------------------------------------------------------------------------------------------------------------------

The adjustments in 1999 compensated award holders for the dilutive effect of the rights issue in that year.

Share options are forfeited due to employees leaving the Group before their share options become exercisable or due to performance criteria not being met.

At December 31, 2001, the 1,566,507 awards outstanding and the 265,939 awards exercisable have weighted average remaining contractual lives of 2.5 years and
1.1 years respectively.

Deferred compensation cost relating to the LTIP is (Pounds)189,000.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


18  Share-based compensation plans (continued)

Equity Participation Plan ("EPP")

The Remuneration Committee has provided that, under the EPP, an employee with two years service or at manager level or above, can use up to 100% of the pre-tax or post-tax Short Term Incentive Plan ("STIP") bonus payable to the employee to acquire Telewest shares ("bonus shares"). The employee must deposit the bonus shares with the Trustee of the existing Telewest ESOP. In return, the employee is provisionally allocated for no payment a matching number of Telewest shares. Provided the bonus shares are retained for three years and the employee remains employed by the Company for three years, the bonus and matching shares would thereafter be released to the employee.

A summary of the status of the Company's EPP at December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates are presented below:

                                                            2001           2000          1999
                                                          Number         Number        Number
                                                       of shares      of shares     of shares
---------------------------------------------------------------------------------------------
Outstanding at beginning of year                       1,193,839      1,074,150       676,504
Adjustments during the year                                    -              -        57,664
Granted                                                        -        267,524       495,964
Exercised                                               (579,430)      (130,576)      (67,336)
Forfeited                                                (42,356)       (17,259)      (88,646)

---------------------------------------------------------------------------------------------
Outstanding at end of year                               572,053      1,193,839     1,074,150
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Awards exercisable at year end                            26,443        288,253       312,718
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Weighted average fair value of awards granted during
 the year                                                      -   (Pounds)2.49  (Pounds)1.83
---------------------------------------------------------------------------------------------

The adjustments in 1999 compensated award holders for the dilutive effect of the rights issue in that year.

Share options are forfeited due to employees leaving the Group before their share options become exercisable.

At December 31, 2001, the 572,053 awards outstanding and 26,443 awards exercisable have weighted average remaining contractual lives of 4.5 years and
3.3 years respectively.

Deferred compensation cost relating to the EPP is (Pounds)419,000.

19  Accumulated other comprehensive income

                                                         Gains/(losses) on mark to
                                                         market of cashflow hedges
----------------------------------------------------------------------------------
Balance at January 1, 2001                                                      -
Cumulative effect of accounting change                                        (16)
Amounts reclassified into earnings                                             (5)
Current period (decrease)/increase in fair value                               57
----------------------------------------------------------------------------------
Balance at December 31, 2001                                                   36
==================================================================================

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


20  Commitments and contingencies

Restricted cash

At December 31,2001, the Group has cash restricted as to use of (Pounds)20 million. Of this amount, (Pounds)12 million provides security for leasing obligations and (Pounds)8 million guarantees a temporary overdraft of TV Travel Group Limited, an affiliate.

Other commitments

Under the terms of the investment agreement relating to the Group's investment in Imagine Broadband, the Group committed to spend (Pounds)17 million on Imagine Broadband services on or before June 30, 2003. At the year end the unspent balance of this commitment was (Pounds)4 million.

The amount of capital expenditure authorized by the Group for which no provision has been made in the consolidated financial statements is as follows:

                                                2001          2000
-------------------------------------------------------------------
                                           (Pounds)m     (Pounds)m
Contracted                                        28            43
-------------------------------------------------------------------

In addition the Group has contracted to buy (Pounds)14 million of programming rights for which the license period has not yet started.

Also at December 31, 2001 the Group is committed to providing funding to its affiliates as follows:

Company                                             Committed cash
                                                         (Pounds)m
Blueyonder Workwise                                              3
iSee Ventures                                                    1
Vis iTV                                                          1
------------------------------------------------------------------
                                                                 5
------------------------------------------------------------------

Capital and operating leases

The Group leases a number of assets under arrangements accounted for as capital leases, as follows:

                               Acquisition     Accumulated     Net book
                                     costs    depreciation        value
                                 (Pounds)m       (Pounds)m    (Pounds)m

------------------------------------------------------------------------
At December 31, 2001
Electronic equipment                   290            (187)         103
Other equipment                        109             (43)          66
At December 31, 2000
Electronic equipment                   268            (161)         107
Other equipment                        104             (36)          68
------------------------------------------------------------------------

Depreciation charged on these assets was (Pounds)45 million and (Pounds)64 million for the years ended December 31, 2001 and 2000 respectively.

The Group leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to (Pounds)19 million, (Pounds)17 million and (Pounds)7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


20  Commitments and contingencies (continued)

Capital and operating leases (continued)

Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 2001:

                                Capital leases  Operating leases
                                     (Pounds)m         (Pounds)m

-----------------------------------------------------------------
2002                                        63                24
2003                                        55                24
2004                                        47                18
2005                                        43                13
2006                                        33                12
2007 and thereafter                         51                96
-----------------------------------------------------------------
                                           292
Imputed interest                           (54)

-----------------------------------------------------------------
                                           238
-----------------------------------------------------------------

It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

The Group leases capacity on its network to other telecommunications companies. These leases are accounted for as operating leases and revenues received are recognized over the life of the leases as follows:

                                                             (Pounds)m
----------------------------------------------------------------------
2002                                                                4
2003                                                                5
2004                                                                4
2005                                                                4
2006                                                                2
2007 and thereafter                                                15
----------------------------------------------------------------------

The assets held under these leases are accounted for as follows:

                             Acquisition costs            Accumulated depreciation              NBV
                                     (Pounds)m                           (Pounds)m        (Pounds)m
----------------------------------------------------------------------------------------------------
At December 31, 2001
Cable and ducting                           45                                 (3)               42
At December 31, 2000
Cable and ducting                           18                                 (1)               17
----------------------------------------------------------------------------------------------------

Depreciation charged on these assets was (Pounds)2 million and (Pounds)1 million for the years ended December 31, 2001 and 2000 respectively.

Contingent liabilities

The Group has provided performance bonds in respect of its national licence and to local authorities up to a maximum amount of (Pounds)7 million (2000:
(Pounds)7 million).

HM Customs and Excise have raised an assessment against the Group for (Pounds)8 million. Independent legal counsel has advised that the assessment is likely to be set aside on appeal. Accordingly no provison has been made in these accounts.

The Group is a party to various other legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


21   Related Party Transactions

Identity of relevant related parties

Liberty Media, Inc ("Liberty"), Microsoft and MediaOne International ("MediaOne") are related parties of the Group, in that they control or controlled, directly or indirectly, more than 20% of the voting rights of the Company in 2001, 2000 and 1999.

Cable London up to its acquisition on November 23, 1999, was a related party of the Group by virtue of its status as an associated company.

Flextech up to its acquisition on April 19, 2000 was a related party of the Group as Liberty owned more than 20% of the voting rights of Flextech.

UKTV and TV Travel Group Limited ("TVT") became related parties of the Group with the Flextech acquisition as the Group owns 50% and 37.95% of the voting rights respectively.

During the year Screenshop Limited ("Screenshop") became a related party when the Group sold its shareholding in Screenshop to sit-up Limited in return for a 36.36% shareholding in sit-up Limited.

Nature of transactions

The Group had a (Pounds)10 million loan facility with Liberty. Interest charged on this loan was (Pounds)nil (2000:(Pounds)1 million). The balance due to Liberty at December 31, 2000 was (Pounds)17 million including accrued interest and was repaid during the year.

Additionally, the Group purchases software and consultancy services from Microsoft, on normal commercial terms. Purchases in the year ended December 31, 2001 amounted to (Pounds)2 million (2000: (Pounds)2 million). The balance outstanding in respect of these purchases was (Pounds)nil at December 31, 2001 and 2000.

The Group, in the normal course of providing cable television services, purchases certain of its programming from Flextech. Such programming is purchased on commercially-available terms. Total purchases in the period to acquisition in 2000 and in the year ended December 31, 1999 amounted to (Pounds)4 million and (Pounds)9 million respectively.

The Group made loans to Cable London prior to its acquisition in November 1999. Interest charged on these loans in the year ended December 31, 1999 was (Pounds)3 million.

The Group has charged management fees to UKTV of (Pounds)nil (2000: (Pounds)3 million). In addition the Group has recharged overheads and costs incurred on their behalf to UKTV, TVT and Screenshop of (Pounds)8 million, (Pounds)3 million and (Pounds)1 million (2000: (Pounds)7 million, (Pounds)10 million and (Pounds)nil) respectively. The Group has also made a loan to UKTV. Interest charged on this loan was (Pounds)12 million (2000: (Pounds)15 million). Amounts due from UKTV, TVT and Screenshop at December 31, 2001 were (Pounds)124 million, (Pounds)5 million and (Pounds)8 million respectively (2000: (Pounds)229 million, (Pounds)31 million and (Pounds)nil respectively).

In the normal course of its business the Group purchases programming from UKTV. Purchases in the year ended December 31, 2001 were(Pounds)5 million (2000:(Pounds)4 million, 1999:(Pounds)2 million). The balance due to UKTV at December 31, 2001 was(Pounds)2 million (2000:(Pounds)nil).

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


22  Quarterly Financial Information (unaudited)

                                                                                   2001
                                                                   Fourth         Third           Second        First
                                                     Total       quarter*       quarter          quarter      quarter
                                                 (Pounds)m      (Pounds)m     (Pounds)m        (Pounds)m    (Pounds)m
-----------------------------------------------------------------------------------------------------------------------
Revenue                                              1,254            329           312              315          298
Operating loss                                      (1,121)          (844)          (83)             (87)        (107)
Finance expenses, net                                 (457)          (131)         (104)             (95)        (127)
Net loss after extraordinary item                   (1,741)        (1,122)         (192)            (185)        (242)
Basic and diluted loss per ordinary
share after extraordinary item                         (60p)          (38p)          (7p)             (6p)         (9p)
-----------------------------------------------------------------------------------------------------------------------

* In the fourth quarter the Group recorded a goodwill impairment charge of (Pounds)766 million and wrote down the value of its investments in affiliates by (Pounds)202 million..


                                                                                     2000
                                                                    Fourth          Third          Second       First
                                                     Total         quarter        quarter         quarter     quarter
                                                 (Pounds)m       (Pounds)m      (Pounds)m       (Pounds)m   (Pounds)m

------------------------------------------------------------------------------------------------------------------------
Revenue                                              1,069             289            280             264         236
Operating loss                                        (359)           (147)           (75)            (61)        (76)
Finance expenses, net                                 (385)            (67)          (105)           (101)       (112)
Net loss after extraordinary item                     (755)           (226)          (178)           (163)       (188)
Basic and diluted loss per ordinary
share after extraordinary item                        (28p)            (8p)           (6p)            (6p)        (8p)

Finance expenses include foreign exchange gains and losses on the retranslation or valuation of non-sterling denominated financial instruments using period end exchange rates and market valuations.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


23   Segmental information

The Group applies SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Group's chief operating decision-making group is the Board of Directors. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and services in different markets. The Group operates in two main segments: Cable and Content. The Cable segment of our business can be subdivided, for revenue purposes only, between four product ranges: Cable Television, Consumer Telephony, Internet and other, and Business Services. The Internet and Other unit comprises internet sales and sales of cable publications. The Content segment provides entertainment content, interactive and transactional services to the UK pay-TV and internet markets.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Group has changed the structure of its segmental analysis and certain corresponding information from the previous years has been restated to reflect the change in structure.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements


23   Segmental information (continued)

The following tables present summarized financial information relating to the reportable segments for each of the three years ended December 31, 2001:

                                                  Note 2
                                                    2001        2001               2000          1999
                                                      $m   (Pounds)m          (Pounds)m     (Pounds)m
-----------------------------------------------------------------------------------------------------
CABLE
Cable television                                     478         329                279           258
Consumer telephony                                   710         488                445           334
Internet and other                                    58          40                 16            17
-----------------------------------------------------------------------------------------------------
Total Consumer Division                            1,246         857                740           609
Business Services Division                           390         268                248           177
-----------------------------------------------------------------------------------------------------
Third party revenue                                1,636       1,125                988           786
Operating costs and expenses                      (1,196)       (822)              (757)         (597)
Depreciation                                        (658)       (453)              (392)         (305)
Amortization of goodwill                            (119)        (82)               (86)          (62)
-----------------------------------------------------------------------------------------------------
Operating loss                                      (337)       (232)              (247)         (178)
=====================================================================================================
Additions to property and equipment                  944         649                587           500
Total assets                                       7,407       5,093              5,146         4,568

CONTENT
Content division                                     208         143                 88             -
Inter-segmental/1/                                   (20)        (14)                (7)            -
-----------------------------------------------------------------------------------------------------
Third party revenue                                  188         129                 81             -
Operating costs and expenses                        (196)       (135)              (101)            -
Depreciation                                         (24)        (16)               (31)            -
Amortization of goodwill/2/                       (1,261)       (867)               (61)            -
-----------------------------------------------------------------------------------------------------
Operating loss                                    (1,293)       (889)              (112)            -
=====================================================================================================
Additions to property and equipment                    6           4                  8             -
Total assets                                       1,802       1,239              2,178             -

TOTAL
Cable television                                     478         329                279           258
Consumer telephony                                   710         488                445           334
Internet and other                                    58          40                 16            17
-----------------------------------------------------------------------------------------------------
Total Consumer Division                            1,246         857                740           609
Business Services Division                           390         268                248           177
-----------------------------------------------------------------------------------------------------
Total Cable Division                               1,636       1,125                988           786
Content division                                     208         143                 88             -
Inter-segmental/1/                                   (20)        (14)                (7)            -
----------------------------------------------------------------------------------------------- ------
Total revenue                                      1,824       1,254              1,069           786
Operating costs and expenses                      (1,392)       (957)              (858)         (597)
Depreciation                                        (682)       (469)              (423)         (305)
Amortization of goodwill/2/                       (1,380)       (949)              (147)          (62)
-----------------------------------------------------------------------------------------------------
Operating loss                                    (1,630)     (1,121)              (359)         (178)
Other expense/2/                                    (981)       (675)              (402)         (343)
Income tax benefit                                   102          70                  6             -
-----------------------------------------------------------------------------------------------------
Net loss before extraordinary loss                (2,509)     (1,726)              (755)         (521)
=====================================================================================================
Additions to property and equipment                  950         653                595           500
Total assets                                       9,209       6,332              7,324         4,568

/1/Inter-segmental revenues are revenues from sales in our Content Division which are costs in our Cable Division and are eliminated on consolidation. /2/In the fourth quarter of 2001, the Group recorded a goodwill impairment charge of (Pounds)766 million and wrote down the value of its investments in affiliates by (Pounds)202 million.

--------------------------------------------------------------------------------
Telewest Communications plc
US GAAP
--------------------------------------------------------------------------------

Supplementary Financial Information - Five Year Summary (years ended December 31, 2001, 2000, 1999, 1998, 1997)

                                                            Group
                                                             2001       2000/3/        1999/2/      1998/1/       1997
                                                        (Pounds)m     (Pounds)m      (Pounds)m    (Pounds)m  (Pounds)m
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Property and equipment (net)                                3,473         3,289          2,818        2,457      1,706
Total assets                                                6,332         7,324          4,568        3,978      2,413
Investment in affiliates                                      547           784              4           27         60
Total debt and capital leases/4/                            5,135         4,499          3,268        2,626      1,449
Equity                                                        451         2,145            953        1,041        739

STATEMENT OF OPERATIONS DATA
Cable television                                              329           279            258          202        160
Consumer telephony                                            488           445            334          233        167
Internet and other                                             40            16             17           20         16
Business Services Division                                    268           248            177           84         44
Content Division                                              129            81              -            -          -
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                               1,254         1,069            786          539        387
----------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
Consumer programming expenses                                (142)         (132)          (132)        (103)       (93)
Business and consumer telephony expenses                     (235)         (235)          (158)         (82)       (50)
Content expenses                                              (83)          (46)             -            -          -
Selling, general and administrative                          (497)         (445)          (307)        (208)      (194)
Depreciation                                                 (469)         (423)          (305)        (224)      (177)
Amortization/5/                                              (949)         (147)           (62)         (36)       (27)
----------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                             (1,121)         (359)          (178)        (114)      (154)
----------------------------------------------------------------------------------------------------------------------
Share of net loss of affiliates/5/                           (216)          (15)            (6)         (19)       (22)
Financial expenses, net                                      (457)         (385)          (335)        (201)      (156)
Extraordinary loss                                            (15)            -            (20)           -          -
Net loss                                                   (1,741)         (755)          (541)        (333)      (332)
Basic and diluted loss per ordinary share
   Before extraordinary loss                                  (59p)         (28p)          (24p)        (23p)      (32p)
   Extraordinary loss                                          (1p)           -             (1p)          -          -
   Net loss                                                   (60p)         (28p)          (25p)        (23p)      (32p)

/1/ Includes results of General Cable and Birmingham Cable beginning September 1, 1998 (the date they were acquired by the Company)
/2/ Includes results of Cable London beginning November 23, 1999 (the date it was acquired by the Company)
/3/ Includes results of Flextech from April 19, 2000 and Eurobell from November 1, 2000 (the dates they were acquired by the Company)
/4/ See note 15 (Debt) and note 20 (Commitments and contingencies) to the US GAAP Consolidated Financial Statements
/5/ In the fourth quarter of 2001 the Group recorded a goodwill impairment charge of (Pounds)766 million and wrote down the value of its investments in affiliates by (Pounds)202 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIBERTY MEDIA CORPORATION

Dated:  April 1, 2002                  By /s/  CHARLES Y. TANABE
                                          --------------------------------------
                                               Charles Y. Tanabe
                                               Senior Vice President and
                                               General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----


/s/ JOHN C. MALONE               Chairman of the Board,           April 1, 2002
------------------------------   and Director
    John C. Malone


/s/ ROBERT R. BENNETT            Director, President and Chief    April 1, 2002
------------------------------   Executive Officer
    Robert R. Bennett


/s/ GARY S. HOWARD               Director, Executive Vice         April 1, 2002
------------------------------   President and Chief
    Gary S. Howard               Operating Officer


/s/ JEROME H. KERN               Director                         April 1, 2002
------------------------------
   Jerome H. Kern


/s/ PAUL A. GOULD                Director                         April 1, 2002
------------------------------
    Paul A. Gould


/s/ LARRY E. ROMRELL             Director                         April 1, 2002
------------------------------
    Larry E. Romrell


/s/ DONNE F. FISHER              Director                         April 1, 2002
------------------------------
    Donne F. Fisher


/s/ DAVID J.A. FLOWERS           Senior Vice President and        April 1, 2002
------------------------------   Treasurer (Principal Financial
    David J.A. Flowers           Officer)


/s/ CHRISTOPHER W. SHEAN         Senior Vice President and        April 1, 2002
------------------------------   Controller (Principal
    Christopher W. Shean         Accounting Officer)

                                 EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1       Restated Certificate of Incorporation of Liberty, dated August 9,
                 2001 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-55998) as filed on February 21, 2001 (the "Split Off S-1 Registration Statement")).

     3.2       Bylaws of Liberty, as adopted August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Split Off S-1 Registration Statement).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

     4.1       Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Split Off S-1 Registration Statement).

     4.2       Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Split Off S-l Registration Statement).

     4.3       Liberty undertakes to furnish the Securities and Exchange
                 Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.


10 - Material Contracts:

     10.1      Contribution Agreement dated March 9, 1999, by and among Liberty
                 Media Corporation, Liberty Media Management LLC, Liberty Media Group LLC and Liberty Ventures Group LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Liberty Media Corporation (File No. 333-86491) as filed on September 3, 1999, the "Liberty S-4 Registration Statement").

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

10 - Material Contracts:


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

     10.12     Eighth Amendment to Tax Sharing Agreement dated as of July 25,
                 2000, by and among AT&T Corp., Liberty Media Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Split Off Registration Statement).

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

10 - Material Contracts:


     10.24     Eighth Supplement to Inter-Group Agreement dated as of November
                 20, 2000, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC and each Covered Entity listed on the signature pages thereof, on the other hand (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-66034) as filed on July 27, 2001, the "Shelf S-1 Registration Statement).

     10.25     Ninth Supplement to Inter-Group Agreement dated as of June 14,
                 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC, Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Shelf S-1 Registration Statement).

     10.26     Amended and Restated Agreement and Plan of Restructuring and
                 Merger among UnitedGlobalCom, Inc., New UnitedGlobalCom, Inc., United/New United Merger Sub, Inc., Liberty Media Corporation, Liberty Media International, Inc. and Liberty Global, Inc., dated December 31, 2001 (incorporated by reference to Current Form 8-K filed by Liberty Media Corporation on January 9, 2002, Commission File No. 0-20421).

21 - Subsidiaries of Liberty Media Corporation.

23.1     Consent of KPMG LLP

23.2     Consent of KPMG Audit Plc