Form 10-Q
period 2002-03-31
LIBERTY MEDIA CORP /DE/
filed 2002-05-14
CIK 1082114

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

Commission File Number 0-20421

                            LIBERTY MEDIA CORPORATION
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

         State of Delaware                                84-1288730
----------------------------------------  -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

       12300 Liberty Boulevard
         Englewood, Colorado                                80112
----------------------------------------  -------------------------------------
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2002 was:

              Series A common stock 2,382,537,590 shares; and
                 Series B common stock 212,045,128 shares.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                                     March 31,          December 31,
                                                                                       2002                 2001
                                                                                  --------------        ------------
                                                                                           amounts in millions
Assets
Current assets:
     Cash and cash equivalents                                                    $        1,929               2,077
     Short-term investments                                                                  139                 397
     Trade and other receivables, net                                                        355                 356
     Prepaid expenses and program rights                                                     321                 352
     Deferred income tax assets                                                              304                 311
     Other current assets                                                                     34                  38
                                                                                  --------------        ------------
         Total current assets                                                              3,082               3,531
                                                                                  --------------        ------------

Investments in affiliates, accounted for using the equity method,
     and related receivables (note 5)                                                     11,021              10,076

Investments in available-for-sale securities and other cost
     investments (note 6)                                                                 18,459              23,199

Property and equipment, at cost                                                            1,213               1,190
Accumulated depreciation                                                                    (275)               (249)
                                                                                  --------------        ------------
                                                                                             938                 941
                                                                                  --------------        ------------
Intangible assets not subject to amortization (note 2):
     Goodwill                                                                              7,484               9,181
     Franchise costs                                                                         163                 163
                                                                                  --------------        ------------
                                                                                           7,647               9,344
                                                                                  --------------        ------------

Other intangible assets, subject to amortization                                           1,064               1,064
Accumulated amortization                                                                    (475)               (432)
                                                                                  --------------        ------------
                                                                                             589                 632
                                                                                  --------------        ------------

Other assets, at cost, net of accumulated amortization                                       489                 471
                                                                                  --------------        ------------

         Total assets                                                             $       42,225              48,194
                                                                                  ==============        ============

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                   (unaudited)

                                                                                     March 31,          December 31,
                                                                                       2002                 2001
                                                                                  --------------        ------------
                                                                                          amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities                                     $          437                 564
     Accrued stock compensation                                                              716                 833
     Program rights payable                                                                  202                 240
     Current portion of debt                                                                 860               1,143
                                                                                  --------------        ------------
         Total current liabilities                                                         2,215               2,780
                                                                                  --------------        ------------

Long-term debt (note 7)                                                                    4,640               4,764
Call option obligations (note 7)                                                             976               1,320
Deferred income tax liabilities                                                            7,700               8,977
Other liabilities                                                                             94                  97
                                                                                  --------------        ------------
         Total liabilities                                                                15,625              17,938
                                                                                  --------------        ------------

Minority interests in equity of subsidiaries                                                 128                 133

Stockholders' equity (note 8):
     Preferred stock, $.01 par value.  Authorized
        50,000,000 shares; no shares issued                                                   --                  --
     Series A common stock, $.01 par value.  Authorized
        4,000,000,000 shares; issued and outstanding
        2,381,531,692 shares at March 31, 2002 and
        2,378,127,544 shares at December 31, 2001                                             24                  24
     Series B common stock, $.01 par value. Authorized
        400,000,000 shares; issued and outstanding
        212,045,288 shares at March 31, 2002 and December 31, 2001                             2                   2
     Additional paid-in-capital                                                           36,047              35,996
     Accumulated other comprehensive earnings (loss), net of taxes                        (1,390)                840
     Accumulated deficit                                                                  (8,211)             (6,739)
                                                                                  --------------        ------------
         Total stockholders' equity                                                       26,472              30,123
                                                                                  --------------        ------------

Commitments and contingencies (note 10)
         Total liabilities and stockholders' equity                               $       42,225              48,194
                                                                                  ==============        ============


See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                  ----------------------------------
                                                                                       2002                 2001
                                                                                  --------------        ------------
                                                                                          amounts in millions,
                                                                                        except per share amounts
Revenue:
     Unaffiliated parties                                                         $          513                 418
     Related parties (note 9)                                                                 --                  86
                                                                                  --------------        ------------
                                                                                             513                 504
                                                                                  --------------        ------------
Operating costs and expenses:
     Operating, selling, general and administrative                                          386                 392
     Charges from related parties (note 9)                                                    --                   7
     Stock compensation                                                                      (17)                 63
     Depreciation and amortization                                                            92                 249
                                                                                  --------------        ------------
                                                                                             461                 711
                                                                                  --------------        ------------

        Operating income (loss)                                                               52                (207)

Other income (expense):
     Interest expense                                                                       (108)               (133)
     Dividend and interest income                                                             36                  57
     Share of losses of affiliates, net (note 5)                                            (394)               (538)
     Gains on dispositions, net (notes 5 and 6)                                              120                  46
     Realized and unrealized gains on financial
        instruments, net (note 6)                                                            756                  44
     Nontemporary declines in fair value
        of investments                                                                        --                (304)
     Other, net                                                                                3                   7
                                                                                  --------------        ------------
                                                                                             413                (821)
                                                                                  --------------        ------------

        Earnings (loss) before income taxes and minority interest                            465              (1,028)
Income tax benefit (expense)                                                                (162)                302
Minority interests in losses of subsidiaries                                                   3                  29
                                                                                  --------------        ------------

        Earnings (loss) before cumulative effect of accounting change                        306                (697)

Cumulative effect of accounting change, net of taxes (notes 2 and 7)                      (1,778)                545
                                                                                  --------------        ------------

        Net loss                                                                  $       (1,472)               (152)
                                                                                  ==============        ============

Earnings (loss) per common share (note 3):
     Basic and diluted earnings (loss) before cumulative effect of
        accounting change                                                         $          .12                (.27)
     Cumulative effect of accounting change                                                 (.69)                .21
                                                                                  --------------        ------------
     Basic and diluted net loss                                                   $         (.57)               (.06)
                                                                                  ==============        ============

     Weighted average common shares outstanding                                            2,588               2,588
                                                                                  ==============        ============


See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Comprehensive Loss
                                   (unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                    2002           2001
                                                                                ------------    ----------
                                                                                     amounts in millions
Net loss                                                                        $     (1,472)         (152)
                                                                                ------------    ----------

Other comprehensive loss, net of taxes:
     Foreign currency translation adjustments                                            (39)         (149)
     Recognition of previously unrealized losses on available-for-sale
        securities, net                                                                   28             4
     Unrealized gains (losses) on available-for-sale securities                       (2,219)           50
     Cumulative effect of accounting change (note 2)                                      --           (87)
                                                                                ------------    ----------
     Other comprehensive loss                                                         (2,230)         (182)
                                                                                ------------    ----------

Comprehensive loss                                                              $     (3,702)         (334)
                                                                                ============    ==========

See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                                   (unaudited)

                        Three months ended March 31, 2002

                                                                                                            Accumulated
                                                                                                              other
                                                                        Common stock        Additional     comprehensive
                                                       Preferred    --------------------      paid-in     earnings (loss),
                                                        stock       Series A    Series B      capital       net of taxes
                                                      -----------   --------    --------    ----------   -----------------
                                                                                amounts in millions
Balance at January 1, 2002                             $     --           24           2        35,996              840
    Net loss                                                 --           --          --            --               --
    Issuances of common stock for acquisition of
       minority interest of subsidiary                       --           --          --            62               --
    Purchase of Liberty Series A common stock                --           --          --           (11)              --
    Other comprehensive loss                                 --           --          --            --           (2,230)
                                                       --------    ---------   ----------  -----------     ------------
Balance at March 31, 2002                              $     --           24           2        36,047           (1,390)
                                                       ========    =========   ==========  ===========     ============

                                                                              Total
                                                          Accumulated     stockholders'
                                                            deficit          equity
                                                          ------------    -------------
                                                               amounts in millions
Balance at January 1, 2002                             $      (6,739)          30,123
    Net loss                                                  (1,472)          (1,472)
    Issuances of common stock for acquisition of
       minority interest of subsidiary                            --               62
    Purchase of Liberty Series A common stock                     --              (11)
    Other comprehensive loss                                      --           (2,230)
                                                           ---------        ---------
Balance at March 31, 2002                              $      (8,211)          26,472
                                                           =========        =========

See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                   2002                  2001
                                                                                -----------           ----------
                                                                                        amounts in millions
                                                                                            (see note 4)
Cash flows from operating activities:
     Net loss                                                                   $    (1,472)                (152)
     Adjustments to reconcile net loss to net cash used by operating activities:
        Cumulative effect of accounting change, net of taxes                          1,778                 (545)
        Depreciation and amortization                                                    92                  249
        Stock compensation                                                              (17)                  63
        Payments of stock compensation                                                  (99)                (202)
        Share of losses of affiliates, net                                              394                  538
        Gains on disposition of assets, net                                            (120)                 (46)
        Nontemporary declines in fair value of investments                               --                  304
        Realized and unrealized gains on financial instruments, net                    (756)                 (44)
        Minority interests in losses of subsidiaries                                     (3)                 (29)
        Deferred income tax expense (benefit)                                           171                 (121)
        Intergroup tax allocation                                                        --                 (181)
        Cash payment to AT&T pursuant to tax sharing agreement                           --                  (25)
        Other noncash charges (credits)                                                  (4)                   6
        Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
             Change in receivables                                                       --                  (10)
             Change in prepaid expenses and program rights                                6                 (145)
             Change in payables and accruals                                           (225)                 (21)
                                                                                -----------           ----------
             Net cash used by operating activities                                     (255)                (361)
                                                                                -----------           ----------

Cash flows from investing activities:
     Investments in and loans to equity affiliates                                     (561)                (257)
     Investments in and loans to cost investments                                       (94)                 (53)
     Net sales (purchases) of short term investments                                    278                 (202)
     Cash paid for acquisitions                                                          --                 (109)
     Capital expended for property and equipment                                        (50)                 (77)
     Cash proceeds from dispositions                                                     16                   52
     Other investing activities, net                                                     29                    3
                                                                                -----------           ----------
             Net cash used by investing activities                                     (382)                (643)
                                                                                -----------           ----------

Cash flows from financing activities:
     Borrowings of debt                                                                  50                  854
     Proceeds attributed to call option obligations upon issuance of
        senior exchangeable debentures                                                   --                1,028
     Repayments of debt                                                                (454)                 (87)
     Purchase of Liberty Series A common stock                                          (11)                  --
     Proceeds from settlement of financial instruments                                  423                   --
     Premium proceeds from financial instruments                                        484                   --
     Cash transfers from related parties, net                                            --                   29
     Other financing activities                                                          (3)                 (26)
                                                                                -----------           ----------
             Net cash provided by financing activities                                  489                1,798
                                                                                -----------           ----------

             Net increase (decrease) in cash and cash equivalents                      (148)                 794
             Cash and cash equivalents at beginning of period                         2,077                1,295
                                                                                -----------           ----------
             Cash and cash equivalents at end of period                         $     1,929                2,089
                                                                                ===========           ==========

See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2002
                                   (unaudited)

(1)     BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company") and those of all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        On May 7, 2001, AT&T contributed to Liberty assets that were attributed to the Liberty Media Group but not previously owned by Liberty (the "Contributed Assets"). These assets include (i) preferred stock and common stock interests in a subsidiary of IDT Corporation, a multinational telecommunications services provider, and (ii) an approximate 8% indirect common equity interest in Liberty Digital, Inc. ("Liberty Digital"). Subsequent to these contributions, the businesses and assets of Liberty and its subsidiaries constituted all of the businesses and assets of the Liberty Media Group. The contributions have been accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements of Liberty for periods prior to the contributions have been restated to include the financial position and results of operations of the Contributed Assets.

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

        The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

(2)     ACCOUNTING CHANGES

        STATEMENT 142

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which along with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("Statement 141"), was issued in June 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The portion of excess costs on equity method investments that represents goodwill ("equity method goodwill") is also no longer amortized, but is considered for impairment under APB 18. Statement
        142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR
        DISPOSAL OF LONG-LIVED ASSETS.

        Statement 141 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Reclassification of previously acquired intangible assets, including intangible assets in equity method excess costs, is only made if (a) the asset meets the recognition criteria of Statement 141, (b) the asset had been assigned an amount equal to its estimated fair value at the date the business combination was initially recorded, and (c) the asset was accounted for separately from goodwill as evidenced by the maintenance of accounting records for the asset. The Company did not maintain separate accounting records for previously acquired intangible assets in equity method excess costs. Accordingly, such amounts are deemed to be equity method goodwill under Statement 142.

        Statement 142 required the Company to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset (other than goodwill) was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142. Any impairment loss was measured as of the date of adoption and has been recognized as the cumulative effect of a change in accounting principle.

        In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company has identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which were measured as of the date of adoption.

        As of the date of adoption, the Company had unamortized goodwill in the amount of $9,181 million, unamortized franchise costs of $163 million and unamortized other identifiable intangible assets in the amount of $632 million, all of which were subject to the transition provisions of Statements 141 and 142. In connection with its adoption of Statement 142, the Company recognized a $1,778 million transitional impairment loss, net of taxes, as the cumulative effect of a change in accounting principle. The foregoing transitional impairment loss includes an adjustment of $37 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded. As certain affiliates have not completed their Statement 142 analysis, Liberty may record additional transition losses in the future.

        As noted above, indefinite lived intangible assets are no longer amortized. Adjusted net loss and loss per common share for the three months ended March 31, 2001, exclusive of amortization expense related to goodwill, franchise costs and equity method excess costs are as follows (amounts in millions, except per share amounts):

              Net loss, as reported                                               $   (152)
              Adjustments:
                 Goodwill amortization                                                 160
                 Franchise costs amortization                                            2
                 Equity method excess costs amortization included in share
                    of losses of affiliates                                            349
                 Income tax effect                                                    (143)
                                                                                  --------

              Net earnings as adjusted                                            $    216
                                                                                  ========

              Basic and diluted loss per common share, as reported                $  (0.06)
              Adjustments:
                 Goodwill amortization                                                0.06
                 Franchise costs amortization                                           --
                 Equity method excess costs amortization included in
                    share of losses of affiliates                                     0.13
                 Income tax effect                                                   (0.05)
                                                                                  --------

              Basic and diluted earnings per common share, as adjusted            $   0.08
                                                                                  ========

        Amortization of intangible assets with finite useful lives was $44 million for the three months ended March 31, 2002. Liberty expects that such amortization will aggregate approximately $175 million annually for the next five years.

        Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                               Starz
                                               Encore       Liberty            On
                                               Group       Livewire          Command         Other       Total
                                             ---------    ----------        ---------       -------     -------
                                                                     amounts in millions
        Balance at December 31, 2001         $  1,540            440              73          7,128      9,181
        Transition adjustment                      --            (20)            (24)        (1,698)    (1,742)
        Foreign currency translation               --             (1)             --             (4)        (5)
        Goodwill acquired (1)                      --             --              --             50         50
                                             --------      ---------        --------      ---------     ------

        Balance at March 31, 2002            $  1,540            419              49          5,476      7,484
                                             ========      =========        ========      =========     ======

        ----------
        (1) Represents the acquisition of the minority interest of Liberty Digital.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        STATEMENT 133

        Effective January 1, 2001, Liberty adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

        Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

        The Company uses various derivative instruments to manage fair value risk associated with many of its investments and foreign exchange risk. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

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

(3)     EARNINGS (LOSS) PER COMMON SHARE

        Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the number of common shares outstanding. The pro forma number of outstanding common shares for periods prior to the Split Off Transaction is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the three months ended March 31, 2002, are 78 million potential common shares because their inclusion would be anti-dilutive.

(4)     SUPPLEMENTAL DISCLOSURES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS

                                                                  Three months ended
                                                                       March 31,
                                                            -----------------------------
                                                                 2002            2001
                                                            -------------    ------------
                                                                 amounts in millions
        Cash paid for acquisitions:
             Fair value of assets acquired                  $          --             117
             Net liabilities assumed                                   --              (8)
                                                            -------------    ------------
                 Cash paid for acquisitions                 $          --             109
                                                            =============    ============

        Cash paid for interest                              $         177             156
                                                            =============    ============

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        During the three months ended March 31, 2002, the Company issued Series A common stock valued at $62 million to acquire the 16% of Liberty Digital it did not previously own.

(5)     INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of its more significant investments in affiliates:

                                                                                            December 31,
                                                                     March 31, 2002             2001
                                                              ---------------------------   ------------
                                                               Percentage       Carrying      Carrying
                                                               ownership         amount        amount
                                                              ------------    -----------   ------------
                                                                       dollar amounts in millions
        Discovery Communications, Inc. ("Discovery")              50%         $     2,890         2,900
        UnitedGlobalCom, Inc. ("UnitedGlobalCom")                 74%                 441          (418)
        USA Networks, Inc. ("USAI") and related
          investments                                             20%               2,789         2,857
        QVC Inc. ("QVC")                                          42%               2,578         2,543
        Jupiter Telecommunications Co., Ltd. ("Jupiter")          36%                 597           407
        Telewest Communications plc ("Telewest")                  25%                  51            97
        Other                                                    Various            1,675         1,690
                                                                              -----------    ----------
                                                                              $    11,021        10,076
                                                                              ===========    ==========

        The following table reflects Liberty's share of earnings (losses) of affiliates, including excess basis amortization in 2001:

                                                                      Three months ended
                                                                           March 31,
                                                                -----------------------------
                                                                     2002             2001
                                                                -------------     -----------
                                                                     amounts in millions
                  Discovery                                     $         (10)            (65)
                  UnitedGlobalCom                                        (343)            (45)
                  USAI and related investments                             15             (13)
                  QVC                                                      36               2
                  Jupiter                                                  (6)            (26)
                  Telewest                                                (45)           (131)
                  Gemstar-TV Guide International, Inc.
                    ("Gemstar")                                            --            (133)
                  Teligent, Inc.                                           --             (85)
                  Other                                                   (41)            (42)
                                                                -------------     -----------
                                                                $        (394)           (538)
                                                                =============     ===========

        At March 31, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $10,046 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Amortization aggregating $349 million for the three months ended March 31, 2001 is included in share of losses of affiliates. Upon adoption of Statement 142, the Company discontinued amortizing its equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 will be allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets will be amortized over their estimated useful lives.

        Certain of Liberty's affiliates are general partnerships and, as such, Liberty is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        UNITEDGLOBALCOM

        On January 30, 2002, the Company and UnitedGlobalCom completed a transaction (the "New United Transaction") pursuant to which a new holding company, UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.) was formed to own UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc., "Old United"). Upon consummation of the New United Transaction, all shares of Old United common stock were exchanged for shares of common stock of UnitedGlobalCom. In addition, the Company contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of Old United, with an accreted value of $892 million and a carrying value of $496 million (the "Belmarken Loan") and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. ("UPC"), a subsidiary of Old United, comprised of U.S. dollar denominated notes with a face amount of $1,435 million and euro denominated notes with a face amount of euro 263 million and an aggregate carrying amount of $270 million to UnitedGlobalCom in exchange for 281.3 million shares of Class C common stock of UnitedGlobalCom with a fair value of $1,406 million. Upon consummation of the New United Transaction, Liberty owned an approximate 72% economic interest and a 94% voting interest in UnitedGlobalCom. Subsequent open market purchases of UnitedGlobalCom Class A common stock increased Liberty's ownership interest to 306.6 million shares or a 74% economic interest. The closing price of UnitedGlobalCom's Class A common stock was $5.41 on March 31, 2002. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is unable to exercise control of UnitedGlobalCom, and accordingly, Liberty will continue to use the equity method of accounting for its investment.

        Liberty has accounted for the New United Transaction as the acquisition of an additional noncontrolling interest in UnitedGlobalCom in exchange for monetary financial instruments. Accordingly, Liberty calculated a $440 million gain on the transaction based on the difference between the estimated fair value of the financial instruments and their carrying value. Due to its continuing indirect ownership in the assets contributed to UnitedGlobalCom, Liberty limited the amount of gain it recognized to the minority shareholders' attributable share (approximately 28%) of such assets or $123 million (before deferred tax expense of $48 million).

        Old United is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. At December 31, 2001, Liberty owned an approximate 20% economic ownership interest representing an approximate 40% voting interest in Old United.

        Also on January 30, 2002, UnitedGlobalCom acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of Old United's $1,375 million 10-3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for the Company's interest in IDT United of approximately $448 million was equal to the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UnitedGlobalCom of debt owed by Liberty to a subsidiary of Old United, and the remainder was credited against the $200 million cash contribution by Liberty to UnitedGlobalCom described above. In connection with the New United Transaction, a subsidiary of Liberty agreed to loan to a subsidiary of UnitedGlobalCom up to $105 million. As of March 31, 2002, such subsidiary of UnitedGlobalCom has borrowed $103 million from the Liberty subsidiary to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with 2008 Notes acquired by UnitedGlobalCom directly from Liberty referred to above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        A summary of UnitedGlobalCom's results of operations is as follows:

                                                                            Three months ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                          2002              2001
                                                                     -------------     ------------
                                                                           amounts in millions
                Operations
                    Revenue                                          $         349              395
                    Operating expenses                                        (302)            (469)
                    Depreciation and amortization                             (165)            (271)
                                                                     -------------     ------------
                        Operating loss                                        (118)            (345)
                    Interest expense                                          (239)            (266)
                    Other, net                                                (297)             (85)
                                                                     -------------     ------------
                         Loss from continuing operations             $        (654)            (696)
                                                                     =============     ============

        USAI

        USAI owns and operates businesses in network and television production, electronic retailing, ticketing operations, and internet services. At March 31, 2002, Liberty held 74.4 million shares of USAI's common stock. In addition, at March 31, 2002, Liberty held shares and other equity interests in certain subsidiaries of USAI that are exchangeable for an aggregate of 79.0 million shares of USAI common stock. If this exchange had been completed at March 31, 2002, Liberty would have owned 153.4 million shares or approximately 20% (on a fully-diluted basis) of USAI common stock. The closing price of USAI's common stock was $31.77 per share on March 31, 2002.

        On May 7, 2002, Liberty, USAI and Vivendi Universal, S.A. ("Vivendi") consummated a series of transactions originally announced in December 2001. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to a partnership controlled by Vivendi. In connection with these transactions, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from Liberty 25 million shares of common stock of USAI, approximately 38.7 millions shares of USANi LLC, which are exchangeable, on a one-for-one basis, for shares of USAI common stock, and all of Liberty's approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares. Liberty anticipates that it will recognize a loss of approximately $780 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets given up including goodwill which is allocable to the reporting unit holding the USAI interests. Subsequent to the Vivendi transaction with USAI, USAI was renamed USA Interactive, and Liberty owns approximately 3% of Vivendi and 20% of USA Interactive.

        TELEWEST

        Telewest operates and constructs cable television and telephone systems in the United Kingdom, and develops and sells a variety of television programming also in the U.K. At March
        31, 2002, Liberty indirectly owned 744.4 million of the issued and outstanding Telewest ordinary shares. The closing price of Telewest's ordinary shares on March 31, 2002 was $.20 per share.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        Summarized combined results of operations for affiliates other than UnitedGlobalCom is as follows:

                                                          Three months ended
                                                               March 31,
                                                    ------------------------------
                                                         2002             2001
                                                    -------------     ------------
                                                          amounts in millions
              Revenue                               $       3,822            4,101
              Operating expenses                           (3,188)          (3,528)
              Depreciation and amortization                  (401)            (856)
                                                    -------------     ------------
                  Operating income (loss)                     233             (283)
              Interest expense                               (353)            (354)
              Other, net                                     (911)            (196)
                                                    -------------     ------------
                  Net loss                          $      (1,031)            (833)
                                                    =============     ============

(6)     INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHERS

        Investments in available-for-sale securities and others are summarized as follows:

                                                                        March 31,      December 31,
                                                                          2002            2001
                                                                     ------------     ------------
                                                                          amounts in millions
        Sprint Corporation ("Sprint")                                $     3,491           5,352
        AOL Time Warner Inc. ("AOL Time Warner")                           4,416           6,236
        The News Corporation Limited ("News Corp.")                        5,693           6,118
        Motorola, Inc. ("Motorola")                                        1,743           1,773
        Viacom, Inc. ("Viacom")                                              734             670
        United Pan-Europe Communications N.V. ("UPC")                          9             718
        Other available-for-sale securities                                2,171           2,386
        Other investments, at cost, and related receivables                  341             343
                                                                     -----------      ----------
                                                                          18,598          23,596
            Less short-term investments                                     (139)           (397)
                                                                     -----------      ----------
                                                                     $    18,459          23,199
                                                                     ===========      ==========

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

        Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the March 1999 merger of TCI, Liberty's former parent, and AT&T. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, requires the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities sufficient to cause Liberty to beneficially own no more than 10% of the outstanding Sprint PCS Group common stock - Series 1 on a fully diluted basis on such date. On or before May 23, 2004, the Trustee must divest the remainder of the Sprint Securities beneficially owned by Liberty. As of March 31, 2002, Liberty beneficially owned approximately 20% of Sprint PCS Group common stock - Series 2.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        The Final Judgment requires that the Trustee vote the Sprint Securities beneficially owned by Liberty and its consolidated subsidiaries in the same proportion as other holders of Sprint's PCS Group Common Stock so long as such securities are held by the trust. The Final Judgment also prohibits the acquisition by Liberty of additional Sprint Securities, with certain exceptions, without the prior written consent of the DOJ. At Liberty's request, the DOJ has joined Liberty and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. Under the terms of the Final Judgment, the obligation of the Trustee to dispose of the first tranche of shares by May 23, 2002 will be stayed while the District Court considers the joint motion. Liberty has received the approval of the FCC to the stay of the Trustee's obligation to dispose of the first tranche of shares and continues to await the determination of the District Court.

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

        NEWS CORP.

        In May 2001, Liberty consummated a transaction (the "Exchange Transaction") with News Corp. whereby Liberty exchanged 70.7 million shares of Gemstar for 121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. Included in gain on dispositions, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2001 is a loss of $764 million recognized in connection with the Exchange Transaction based on the difference between the fair value of the securities received by Liberty and the carrying value of the Gemstar shares. In December 2001, Liberty exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million. In connection with these transactions, the Company agreed to restrictions on its ability to transfer certain of the ADSs prior to May 2003. Liberty had previously acquired 51.8 million News Corp. ADSs in 1999 in exchange for Liberty's 50% interest in Fox/Liberty Networks, and had acquired 28.1 million ADSs for $695 million in cash. At March 31, 2002, Liberty owned 236 million ADSs or approximately 18% of the outstanding equity of News Corp. Liberty accounts for its investment in News Corp. as an available-for-sale security.

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

        EQUITY COLLARS, PUT SPREAD COLLARS, NARROW-BAND COLLARS AND PUT OPTIONS

        The Company has entered into equity collars, put spread collars, narrow-band collars, put options and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. The Company's equity collars are accounted for as fair value hedges. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values. The Company has not designated its narrow-band collars as fair value hedges.

        Put spread collars provide the Company and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require the Company to purchase the underlying securities at a price that is lower than the Company Put Price. The inclusion of the secondary put option allows the Company to secure a higher call option price while maintaining net zero cost to enter into the collar. The Company's put spread collars have not been designated as fair value hedges.

        During the three months ended March 31, 2002, the Company sold put options on 36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million. As the Company had previously entered into equity collars on the same AOL Time Warner shares, the put options act as put spread collars. The put options have not been designated as fair value hedges.

        For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the three months ended March 31, 2002.

        Investments in available-for-sale securities at March 31, 2002 and December 31, 2001 are summarized as follows:

                                                                           March 31, 2002
                                                 ---------------------------------------------------------------
                                                                             Other
                                                    Equity     Equity      derivative       Debt
                                                  securities   collars    instruments    securities     Total
                                                 -----------  ---------   -----------    -----------   --------
                                                                        amounts in millions
        Cost basis                               $    19,300         --          (866)           957      19,391
        Gross gains recognized in earnings                22      2,268         1,364             --       3,654
        Gross losses recognized in earnings           (2,400)        --          (175)            --      (2,575)
        Gross unrealized holding gains                   939         --            --              5         944
        Gross unrealized holding losses               (3,131)        --            --            (35)     (3,166)
                                                 -----------  ---------   -----------    -----------   ---------
               Fair value                        $    14,730      2,268           323            927      18,248
                                                 ===========  =========   ===========    ===========   =========

                                                                         December 31, 2001
                                                 ---------------------------------------------------------------
                                                                             Other
                                                    Equity     Equity      derivative       Debt
                                                  securities   collars    instruments    securities      Total
                                                 -----------  ---------   -----------    -----------   --------
                                                                        amounts in millions
        Cost basis                               $    19,310         --          (382)         1,457      20,385
        Gross gains recognized in earnings                84      1,800           300             --       2,184
        Gross losses recognized in earnings           (1,613)        --            --             --      (1,613)
        Gross unrealized holding gains                 2,223         --            --             94       2,317
        Gross unrealized holding losses                 (467)        --            --            (46)       (513)
                                                 -----------  ---------   -----------    -----------   ---------
               Fair value                        $    19,537      1,800           (82)         1,505      22,760
                                                 ===========  =========   ===========    ===========   =========

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        Management estimates the fair market value of all of its investments in available-for-sale securities and others aggregated $18,620 million and $23,415 million at March 31, 2002 and December 31, 2001, respectively. Management calculates market values using a variety of approaches including multiple of cash flow, per subscriber value, a value of comparable public or private businesses or publicly quoted market prices. No independent appraisals were conducted for those assets.

        FORWARD FOREIGN EXCHANGE CONTRACTS

        Historically, the Company has not hedged the majority of its foreign currency exchange risk because of the long term nature of its interests in foreign affiliates. During 2001, the Company entered into a definitive agreement to acquire six regional cable television systems in Germany. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate, Liberty had entered into forward purchase contracts with respect to euro 3,106 million as of March 31, 2002. Such contracts generally have terms ranging from 90 to 120 days and can be renewed at their expiration at Liberty's option. Liberty is not accounting for the forward purchase contracts as hedges. At March 31, 2002, the Company had recorded a liability of $39 million representing unrealized losses related to these contracts due to a decrease in the value of the euro compared to the U.S. dollar. Subsequent to March 31, 2002, the value of the euro strengthened, and Liberty settled contracts with respect to euro 1,950 million. Subsequent to the settlement of these contracts, Liberty had an unrealized gain of $19 million on its remaining contracts.

        The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to anticipated additional capital contributions to such affiliates, the Company entered into forward sale contracts with respect to yen 8,494 million during the three months ended March 31, 2002. These contracts have terms similar to the euro forward purchase contracts described above. In addition to the forward sale contracts, the Company entered into collar agreements with respect to yen 17,835 million. These collar agreements have a term of approximately 2-1/2 years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. Liberty is not accounting for the forward sale contracts or yen collars as hedges. During the three months ended March 31, 2002, the Company had unrealized losses of $1.0 million related to its yen contracts.

        TOTAL RETURN DEBT SWAPS

        From time to time the Company enters into total return debt swaps in connection with the purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for the benefit of the Company. The Company posts collateral with the counterparty equal to 10% of the value of the purchased securities. The Company earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines, the Company is required to post cash collateral for the decline, and the Company records an unrealized loss on financial instruments. Liberty has the contractual right to net settle the total return debt swaps, and currently, intends to do so. Accordingly, Liberty records the net asset related to the total return debt swaps.

        At March 31, 2002, the aggregate purchase price of debt securities underlying Liberty's total return debt swap arrangements was $85 million. As of such date, the Company had posted cash collateral equal to $22 million. In the event the fair value of the purchased debt securities were to fall to zero, the Company would be required to post additional cash collateral of $63 million.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        REALIZED AND UNREALIZED GAINS ON FINANCIAL INSTRUMENTS

        Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                                       Three months ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                     2002            2001
                                                                                  -----------     -----------
                                                                                       amounts in millions
              Change in fair value of exchangeable debenture call option
                 feature                                                          $       343             333
              Change in time value of fair value hedges                                  (262)            (31)
              Change in fair value of Sprint PCS narrow-band collar                       987              --
              Change in fair value of other derivatives not designated as
                 hedging instruments (1)                                                 (312)           (258)
                                                                                  -----------     -----------

                 Total realized and unrealized gains, net                         $       756              44
                                                                                  ===========     ===========

        ----------
        (1) Comprised primarily of put spread collars, put options and forward foreign exchange contracts.

(7)     LONG-TERM DEBT

        Debt is summarized as follows:

                                                                    March 31,    December 31,
                                                                       2002          2001
                                                                   -----------   ------------
                                                                       amounts in millions
               Parent company debt:
                  Senior notes                                     $       982            982
                  Senior debentures                                      1,486          1,486
                  Senior exchangeable debentures                           860            858
                  Bank credit facilities                                   675            675
                  Other debt                                                --            288
                                                                   -----------     ----------
                                                                         4,003          4,289
                                                                   -----------     ----------
               Debt of subsidiaries:
                  Bank credit facilities                                 1,397          1,408
                  Other debt                                               100            210
                                                                   -----------     ----------
                                                                         1,497          1,618
                                                                   -----------     ----------
                  Total debt                                             5,500          5,907
               Less current maturities                                    (860)        (1,143)
                                                                   -----------     ----------
                  Total long-term debt                             $     4,640          4,764
                                                                   ===========     ==========

        SENIOR NOTES AND DEBENTURES

        Liberty has issued $750 million of 7-7/8% Senior Notes due 2009, $500 million of 8-1/2% Senior Debentures due 2029, $1 billion of 8-1/4% Senior Debentures due 2030, and $237.8 million of
        7-3/4% Senior Notes due 2009. Interest on these issuances is payable semiannually.

        The senior notes and debentures are stated net of an aggregate unamortized discount of $19 million at March 31, 2002 and December 31, 2001, which is being amortized to interest expense in the condensed consolidated statements of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        SENIOR EXCHANGEABLE DEBENTURES

        In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group Stock. After the date Liberty's ownership level of Sprint PCS Group Stock falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

        In February and March 2000, Liberty issued an aggregate of $810 million of 3-3/4% Senior Exchangeable Debentures due 2030. Interest is payable on February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. After the date Liberty's ownership level of Sprint PCS Group Stock falls below a specified level, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

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

        In accordance with Statement 133, the call option feature of the exchangeable debentures is reported separately in the condensed consolidated balance sheet at fair value. Accordingly, at January 1, 2001, Liberty recorded a transition adjustment to reflect the call option obligations at fair value ($459 million) and to recognize in net earnings the difference between the fair value of the call option obligations at issuance and the fair value of the call option obligations at January 1, 2001. Such adjustment to net earnings aggregated $757 million (before tax expense of $299 million) and is included in cumulative effect of accounting change. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on financial instruments in Liberty's condensed consolidated statements of operations.

        Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the three months ended March 31, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debenture using the effective interest method. Such accretion aggregated $2 million and $1 million during the three months ended March 31, 2002 and 2001, respectively, and is included in interest expense.

        BANK CREDIT FACILITIES

        At March 31, 2002, Liberty and its subsidiaries had $340 million in unused lines of credit under their respective bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. The borrowers were in compliance with their debt covenants at March 31, 2002. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at March 31, 2002 is as follows (amounts in millions):

               Senior notes of parent company                                 $      986
               Senior debentures of parent company                                 1,406
               Senior exchangeable debentures of parent company,
                   including call option liability                                 2,123

        Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at March 31, 2002.

        A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

               Carrying value at March 31, 2002                               $    5,500
               Add:
                   Unamortized issue discount on Senior Notes and
                     Debentures                                                       19
                   Unamortized discount attributable to call option
                     feature of exchangeable debentures                            2,236
                                                                              ----------
                        Face amount at maturity                               $    7,755
                                                                              ==========

(8)     STOCKHOLDERS' EQUITY

        PREFERRED STOCK

        Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of March 31, 2002, no shares of preferred stock were issued.

        COMMON STOCK

        The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

        As of March 31, 2002, there were 49 million shares of Liberty Series A common stock and 27 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

        TRANSACTIONS WITH OFFICERS AND DIRECTORS

        During the three months ended March 31, 2002, the Company reduced the exercise price of 2.3 million stock options previously granted to three executive officers from a weighted average exercise price of $21.66 to $14.70. As a result of such repricing, these options are now accounted for as variable plan awards.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the Company. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase in the aggregate, 2 million restricted shares of AT&T Liberty Media Group tracking stock. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

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

        During the first quarter of 2000, an executive officer of Liberty Digital, a subsidiary of Liberty, exercised certain of his stock options with tandem stock appreciation rights that had been granted by Liberty Digital. In order to satisfy Liberty Digital's obligations under the stock option agreement, Liberty Digital and Liberty offered to provide, and the executive agreed to accept, a combination of cash and AT&T Liberty Media Group tracking stock in lieu of a cash payment. Accordingly, Liberty paid cash of $50 million and caused AT&T to issue
        5.8 million shares to the executive officer in the first quarter of 2001.

        During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from an executive officer and director of On Command, who is also a director of Liberty, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(9)     TRANSACTIONS WITH RELATED PARTIES

        Pramer S.C.A., a consolidated subsidiary of Liberty, provides uplink services and programming to two equity affiliates, Cablevision S.A. and Torneos y Competencias S.A. Total revenue for such services aggregated $4 million and $5 million for the three months ended March 31, 2002 and 2001, respectively.

        Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $86 million for the three months ended March 31, 2001.

        Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES methods were reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $7 million for the three months ended March 31, 2001.

(10)    COMMITMENTS AND CONTINGENCIES

        Starz Encore Group LLC, ("Starz Encore Group") a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2014 (the "Film Licensing Obligations"). The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant. Starz

        Encore Group's estimate, based on customer levels at March 31, 2002, of the future minimum obligation related to the Film Licensing Obligations is as follows (amounts in millions):

            Remainder of 2002                                       $    296
            2003                                                         282
            2004                                                         159
            2005                                                          94
            2006                                                         104
            Thereafter                                                   387

        Liberty has guaranteed $667 million of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Approximately $343 million of the debt related to such guaranteed amount is due and payable by Jupiter on June 28, 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that it and the other Jupiter shareholders will make equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately $450 million (of which $176 million has been contributed as of March 31, 2002). Upon such refinancing, Liberty anticipates that the majority of its guarantee of Jupiter debt would be cancelled.

        Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At March 31, 2002, the Guaranteed Obligations aggregated approximately $168 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

        Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements.

        Starz Encore Group entered into a 25-year affiliation agreement in 1997 with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Starz Encore Group receives fixed monthly payments in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems. The affiliation agreement further provides that to the extent Starz Encore Group's programming costs increase above or decrease below amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore Group requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001. Excess programming costs payable by AT&T Broadband could be significantly larger in future years.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

        Liberty has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

        For the three months ended March 31, 2002, Liberty had five operating segments: Starz Encore Group, Liberty Livewire, On Command, UnitedGlobalCom and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distributors throughout the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts and is majority owned and consolidated by Liberty. UnitedGlobalCom, an equity method affiliate, is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

        The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in Liberty's summary of significant accounting policies. Liberty evaluates performance based on the financial measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price and non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial measure of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, distribution channels and marketing strategies.

        Liberty utilizes the following financial information for purposes of allocating resources to a segment and assessing a segment's performance:

                                                                                    Equity
                                         Consolidated Subsidiaries                  method
                                       -----------------------------               affiliate
                                        Starz                                     -----------
                                        Encore   Liberty      On                    United-
                                        Group    Livewire   Command      Other     GlobalCom   Eliminations      Total
                                       -------  ---------- ----------  ---------  -----------  -------------  ----------
                                                                      amounts in millions
        PERFORMANCE MEASURES:

        THREE MONTHS ENDED MARCH 31,
            2002

              Revenue                  $   237         135         57         84          349           (349)        513
              Operating cash flow
                 (deficit)             $    95          22         12         (2)          47            (47)        127

        THREE MONTHS ENDED MARCH 31,
            2001

              Revenue                  $   209         155         62         78          395           (395)        504
              Operating cash flow
                 (deficit)             $    77          31         11        (14)         (74)            74         105

        BALANCE SHEET INFORMATION:

        AS OF MARCH 31, 2002

              Total assets             $ 2,827         876        467     38,055        8,438         (8,438)     42,225
              Investments in
                 affiliates            $   138          --         --     10,883          200           (200)     11,021

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

        The following table provides a reconciliation of segment operating cash flow to earnings (loss) before income taxes and minority interest:

                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             2002              2001
                                                                         -----------        -----------
                                                                              amounts in millions
               Segment operating cash flow                               $       127                105
               Stock compensation                                                 17                (63)
               Depreciation and amortization                                     (92)              (249)
               Interest expense                                                 (108)              (133)
               Share of losses of affiliates                                    (394)              (538)
               Gains on dispositions, net                                        120                 46
               Nontemporary declines in fair value of investments                 --               (304)
               Realized and unrealized losses on financial
                  instruments, net                                               756                 44
               Other, net                                                         39                 64
                                                                         -----------        -----------
               Earnings (loss) before income taxes and minority
                  interest                                               $       465             (1,028)
                                                                         ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

     -    general economic and business conditions and industry trends;
     - the regulatory and competitive environment of the industries in which the Company, and the entities in which it has interests, operate;
     - uncertainties inherent in new business strategies, new product launches and development plans;
     -    rapid technological changes;
     - the acquisition, development and/or financing of telecommunications networks and services;
     - the development and provision of programming for new television and telecommunications technologies;
     - future financial performance, including availability, terms and deployment of capital;
     - the ability of vendors to deliver required equipment, software and services;
     -    availability of qualified personnel;
     - changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
     - changes in the nature of key strategic relationships with partners and joint venturers;
     - competitor responses to the Company's products and services, and the products and services of the entities in which it has interests, and the overall market acceptance of such products and services.

          These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and Liberty expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

          GENERAL

          The following discussion and analysis provides information concerning Liberty's results of operations and financial condition. This discussion should be read in conjunction with Liberty's accompanying condensed consolidated financial statements and the notes thereto.

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

          Liberty's most significant consolidated subsidiaries at March 31, 2002, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and are controlled by Liberty and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned and controlled.

          A significant portion of Liberty's operations are conducted through entities in which Liberty does not have a controlling financial interest but does have the ability to exercise significant influence over the operating and financial policies of the investee. These businesses are accounted for using the equity method of accounting. Accordingly, Liberty's share of the results of operations of these businesses is reflected in the consolidated results of Liberty as earnings or losses of affiliates. Included in Liberty's investments in affiliates at March 31, 2002 were USA Networks, Inc., Discovery Communications, Inc., QVC Inc., UnitedGlobalCom, Inc., Telewest Communications plc and Jupiter Telecommunications Co., Ltd.

          Liberty holds interests in companies in which it does not have significant influence. The most significant of these include AOL Time Warner Inc., Sprint Corporation, The News Corporation Limited, Viacom, Inc. and Motorola Inc. which are classified as available-for-sale securities and are carried at fair value. Realized gains and losses on disposition are determined on an average cost basis.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. Due to the significance of their operations and to enhance the reader's understanding, separate financial data has been provided below for Starz Encore Group, Liberty Livewire and On Command. Included in the other category are Liberty's other consolidated subsidiaries and corporate expenses. Some of Liberty's significant other consolidated subsidiaries include Liberty Digital, Pramer S.C.A. and Liberty Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is an owner and distributor of cable programming services primarily in Argentina. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                           Three months                        Three months
                                               ended                               ended
                                             March 31,           % of             March 31,         % of
                                               2002             revenue             2001           revenue
                                         ----------------      ---------      ---------------     ---------
                                                               dollar amounts in millions
Starz Encore Group
   Revenue                               $           237              100%    $           209           100%
   Operating, selling, general and
      administrative                                (142)             (60)               (132)          (63)
   Stock compensation                                 (1)              (1)                 (2)           (1)
   Depreciation and amortization                     (17)              (7)                (39)          (19)
                                         ---------------        ---------     ---------------     ---------
       Operating income                  $            77               32%    $            36            17%
                                         ===============        =========     ===============     =========

Liberty Livewire
   Revenue                               $           135              100%    $           155           100%
   Operating, selling, general and
      administrative                                (113)             (84)               (124)          (80)
   Stock compensation                                  1                1                  (5)           (3)
   Depreciation and amortization                     (18)             (13)                (35)          (23)
                                         ---------------        ---------     ---------------     ---------
       Operating income (loss)           $             5                4%    $            (9)           (6)%
                                         ===============        =========     ===============     =========

On Command
   Revenue                               $            57              100%    $            62           100%
   Operating, selling, general and
      administrative                                 (45)             (79)                (51)          (82)
   Depreciation and amortization                     (34)             (60)                (35)          (57)
                                         ---------------        ---------     ---------------     ---------
       Operating loss                    $           (22)             (39)%   $           (24)          (39)%
                                         ===============        =========     ===============     =========

Other
   Revenue                               $            84                 (a)  $            78            (a)
   Operating, selling, general and
      administrative                                 (86)                                 (92)
   Stock compensation                                 17                                  (56)
   Depreciation and amortization                     (23)                                (140)
                                         ---------------                      ---------------
       Operating loss                    $            (8)                     $          (210)
                                         ===============                      ===============

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

          Liberty has one consolidated subsidiary (Pramer) and two equity affiliates (Torneos y Competencias S.A. and Cablevision S.A.) located in Argentina. While Argentina has been in a recession for the past four years, the Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to worsening economic and political conditions in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. While Liberty cannot predict what future impact these economic events will have on its Argentine businesses, it notes that during 2001 and the first quarter of 2002 these businesses experienced significant adverse effects as customers began extending payments and lenders began tightening credit criteria. See additional discussion below.

CONSOLIDATED SUBSIDIARIES

          STARZ ENCORE GROUP. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore Group entered into a 25-year affiliation agreement with TCI. TCI cable systems were subsequently acquired by AT&T and operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore Group in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. Starz Encore Group's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

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

          Starz Encore Group's revenue increased 13% for the three months ended March 31, 2002, as compared to the corresponding prior year period. Such increase is primarily due to a 28% increase in average subscription units from all forms of distribution. Subscription units grew at a faster rate than revenue primarily due to a disproportionate increase in units of Thematic Multiplex channels, which have lower subscription fee rates than other channels. At March 31, 2002, Starz Encore Group had 121.0 million subscription units, as compared to 114.1 million units at December 31, 2001. Such increase in subscription units was due primarily to an increase in subscribers to Starz Encore Group's thematic multiplex service, which increased from 76.0 million subscribers at December 31, 2001 to 82.1 million subscribers at March 31, 2002. During the three months ended March 31, 2002, Encore and Movieplex subscribers increased (decreased) 6% and (6%), respectively. There was no change in STARZ! subscribers during the quarter. At March 31, 2002, AT&T Broadband customers represented 19% of Starz Encore Group's total subscription units; and other cable, DBS, and other distribution represented 41%, 39% and 1%, respectively. AT&T Broadband customers generated $65 million or 27% of Starz Encore Group's revenue for the three months ended March 31, 2002.

          Starz Encore Group's operating, selling, general and administrative expenses increased 8% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. Such increase is primarily due to an increase in programming license fees.

          Effective January 1, 2002, Liberty and its subsidiaries, including Starz Encore Group, adopted Statement 142. Statement 142 provides that goodwill and indefinite lived intangibles are no longer amortized, but are evaluated periodically for impairment. The decrease in Starz Encore Group's depreciation and amortization is due to the adoption of Statement 142.

          LIBERTY LIVEWIRE. Liberty Livewire's revenue decreased 13% for the three months ended March 31, 2002, as increases due to acquisitions in the second half of 2001 were more than offset by decreases due to reduced television and motion picture activity and lower television advertising spending.

          Liberty Livewire's operating, selling general and administrative expenses decreased 9% for the three months ended March 31, 2002, as compared to the corresponding prior year period. Such decrease is due to an 11% decrease in variable expenses such as personnel and material costs. Such decreases were partially offset by a 2% increase in general and administrative expenses.

          The decrease in Liberty Livewire's depreciation and amortization is due primarily to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

          ON COMMAND. Revenue decreased 8% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. Such decrease is due primarily to an overall decrease in occupancy rates in the hotel industry and a reduction in average rooms served by On Command.

          On Command's operating, selling, general and administrative expenses decreased 12% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. Such decrease is due to a decrease in repair, maintenance and support expenses that vary with the number of rooms served and a decrease in research and development and selling, general and administrative expenses due to cost cutting measures instituted in the second half of 2001. In addition, On Command incurred $3 million of restructuring and relocation expenses in 2001.

          OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

          Revenue increased 8% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. Such increase is due primarily to revenue growth at Liberty Digital resulting from the acquisition of AEI Music Network, Inc. ("AEI") in May 2001. The Liberty Digital increase was partially offset by a decrease in Pramer's revenue due to the devaluation of the Argentine peso and the recessionary conditions in Argentina.

          Operating, selling, general and administrative expenses decreased 7% for the three months ended March 31, 2002, as compared to the same period in 2001. Included in expenses for 2001 is $11 million of expenses related to the Split Off Transaction. No similar expenses were incurred in 2002. In addition, Pramer's expenses decreased $7 million due to economic conditions in Argentina. These decreases were partially offset by an increase in Liberty Digital's expenses due to the acquisition of AEI.

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

          Depreciation and amortization decreased due to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

OTHER INCOME AND EXPENSE

          Interest expense decreased 19% for the three months ended March 31, 2002, as compared to the corresponding prior year period. Such decrease is due to a lower average debt balance in 2002, as compared to 2001, and lower interest rates on certain subsidiary debt.

          Dividend and interest income for the three months ended March 31, 2002 and 2001 was $36 million and $57 million, respectively. The decrease in dividend and interest income during the three months ended March 31, 2002 is primarily attributed to lower interest rates on Liberty's cash balance. Interest and dividend income for the three months ended March 31, 2002 was comprised of interest income earned on invested cash ($11 million), dividends on ABC Family Worldwide preferred stock ($8 million), interest on the Belmarken Loan ($7 million) and other ($10 million).

          Aggregate gains (losses) from dispositions during the three months ended March 31, 2002 and 2001 were $120 million and $46 million, respectively. The following table provides information regarding significant components of gains (losses) from dispositions.

                                                                                 Three months ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                2002            2001
                                                                             -----------     ----------
                                                                                 amounts in millions
              New United Transaction                                         $       123             --
              Merger of Viacom and BET Holdings II, Inc.                              --            570
              Merger of AOL and Time Warner                                           --            253
              Exchange of Gemstar common stock for News Corp ADSs                     --           (764)
              Other                                                                   (3)           (13)
                                                                             -----------     ----------

                 Total                                                       $       120             46
                                                                             ===========     ==========

          See notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of the foregoing transactions.

          Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                                           Three months ended
                                                                                                March 31,
                                                                                      --------------------------
                                                                                          2002           2001
                                                                                      -----------     ----------
                                                                                          amounts in millions
              Change in fair value of exchangeable debenture call option feature      $       343            333
              Change in time value of fair value hedges                                      (262)           (31)
              Change in fair value of Sprint PCS narrow-band collar                           987             --
              Change in fair value of other derivatives not designated as hedging
                 instruments (1)                                                             (312)          (258)
                                                                                      -----------     ----------

                 Total realized and unrealized gains, net                             $       756             44
                                                                                      ===========     ==========

          ----------
          (1) Comprised primarily of put spread collars, put options and forward foreign exchange contracts.

          During the three months ended March 31, 2001, Liberty determined that certain of its other investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $304 million, before deducting a deferred tax benefit of $120 million.

          Liberty and its subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, the Company determined that the carrying value of certain of its reporting units (including allocated goodwill) was not recoverable. Accordingly, the Company recorded an impairment loss of $1,778 million, net of related taxes, as the cumulative effect of a change in accounting principle for the three months ended March 31, 2002. This transitional impairment loss includes an adjustment of $37 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded. As certain affiliates have not completed their Statement 142 analysis, Liberty may record additional transition impairment losses in the future. The Company recorded a $545 million increase in net earnings, net of related taxes, for the three months ended March 31, 2001 in connection with the adoption of Statement 133. See note 2 to the accompanying condensed consolidated financial statements.

INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

          Liberty's share of losses of affiliates for the three months ended March 31, 2002 and 2001 was $394 million and $538 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates, including excess basis amortization in 2001, is presented below:

                                                                                  Three months ended
                                                                                       March 31,
                                                       Percentage           -----------------------------
                                                       Ownership                 2002            2001
                                                   ----------------         --------------    -----------
                                                                                 amounts in millions
         Discovery                                        50%               $         (10)            (65)
         UnitedGlobalCom                                  74%                        (343)            (45)
         USAI and related investments                     20%                          15             (13)
         QVC                                              42%                          36               2
         Jupiter                                          36%                          (6)            (26)
         Telewest                                         25%                         (45)           (131)
         Gemstar                                          N/A                          --            (133)
         Teligent                                         N/A                          --             (85)
         Other                                          Various                       (41)            (42)
                                                                            -------------     -----------
                                                                            $        (394)           (538)
                                                                            =============     ===========

          At March 31, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $10,046 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Amortization aggregating $349 million for the three months ended March 31, 2001 is included in share of losses of affiliates. Upon adoption of Statement 142, Liberty discontinued amortizing its equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 will be allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets will be amortized over their estimated useful lives. Unless otherwise noted below, the change in share of earnings (losses) of affiliates from 2001 to 2002 is due to the elimination of excess basis amortization in 2002. Liberty expects to continue to record share of losses in its affiliates for the foreseeable future.

          UNITEDGLOBALCOM. Liberty's share of UnitedGlobalCom's net loss included excess basis amortization of $12 million in 2001. Excluding the effects of excess basis amortization, Liberty's share of UnitedGlobalCom's net loss increased from $33 million to $343 million due to Liberty's increased ownership interest in 2002. UnitedGlobalCom's operating income improved in 2002 due to effective cost control measures and the elimination of goodwill amortization. These improvements were partially offset by unrealized losses on certain of UnitedGlobalCom's derivative instruments.

          TELEWEST. Liberty's share of Telewest's net loss included excess basis amortization of $50 million in 2001. Excluding the effects of the excess basis amortization, Liberty's share of Telewest's net loss decreased from $81 million to $45 million due to a $166 million decrease in Telewest's net loss. Telewest's net loss decreased due to (1) the adoption of Statement 142 and the corresponding elimination of goodwill amortization, (2) lower foreign currency translation losses and (3) higher operating margins.

          GEMSTAR. On July 12, 2000, TV Guide and Gemstar completed a merger whereby Gemstar acquired TV Guide. As a result of this transaction, 133 million shares of TV Guide held by Liberty were exchanged for 87.5 million shares of Gemstar common stock.

          In May 2001, Liberty consummated a transaction with News Corp. whereby Liberty exchanged 70.7 million shares of Gemstar for 121.5 million News Corp. American Depository Shares representing preferred, limited voting, ordinary shares of News Corp. The Company recognized a loss of $764 million in connection with the Exchange Transaction as the fair value of the securities received by Liberty was less than the carrying value of the Gemstar shares on the date of the Exchange Transaction. In December 2001, the Company exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

          Although Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, and proceeds from asset sales, Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its future cash requirements and planned commitments. Liberty's borrowings of debt aggregated $50 million and $854 million for the three months ended March 31, 2002 and 2001, respectively. Due to covenant restrictions in the bank credit facilities of its subsidiaries, Liberty is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates.

          Liberty's primary uses of cash in recent years have been investments in and advances to affiliates and acquisitions of consolidated subsidiaries. In this regard, Liberty's investments in and advances to cost and equity method affiliates aggregated $94 million and $561 million, respectively, for the three months ended March 31, 2002 and $53 million and $257 million, respectively, for the three months ended March 31, 2001. In addition, Liberty made debt repayments of $454 million and $87 million during the three months ended March 31, 2002 and 2001, respectively.

          Liberty anticipates that it will continue to fund its existing investees as they develop and expand their businesses, and that such investments and advances to affiliates will aggregate $1.0 to $1.5 billion in 2002. Although Liberty may invest additional amounts in new or existing ventures in 2002, it is unable to quantify such investments at this time. In addition, Liberty has $860 million of debt that is required to be repaid or refinanced before March 31, 2003. Liberty intends to fund such investing and financing activities with a combination of available cash and short term investments, borrowings under existing credit facilities, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities. In this regard, during the three months ended March 31, 2002, Liberty received cash proceeds of $423 million upon settlement of equity collars related to its Sprint PCS position and cash proceeds of $484 million from the sale of put options on its AOL Time Warner position. In addition, subsequent to March 31, 2002, Liberty sold its investment in Telemundo Communications Group for cash proceeds of $679 million.

          At March 31, 2002, Liberty and its consolidated subsidiaries had bank credit facilities which provided for borrowings of up to $2,412 million. Borrowings under these facilities of $2,072 million were outstanding at March 31, 2002. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers.

          Based on currently available information and expected future transactions, Liberty expects to receive approximately $180 million in dividend and interest income during the year ended December 31, 2002. Based on current debt levels and current interest rates, Liberty expects to make interest payments of approximately $400 million during the year ended December 31, 2002.

          Various partnerships and other affiliates of Liberty accounted for under the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of Liberty's affiliates may require additional capital to finance their operating or investing activities. In addition, Liberty is party to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. In the event Liberty's affiliates require additional financing and Liberty fails to meet a capital call, or other commitment to provide capital or loans to a particular company, such failure may have adverse consequences to Liberty. These consequences may include, among others, the dilution of Liberty's equity interest in that company, the forfeiture of its right to vote or exercise other rights, the right of the other stockholders or partners to force Liberty to sell its interest at less than fair value, the forced dissolution of the company to which Liberty has made the commitment or, in some instances, a breach of contract action for damages against Liberty. Liberty's ability to meet capital calls or other capital or loan commitments is subject to its ability to access cash.

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

          On January 30, 2002, Liberty completed a transaction with UnitedGlobalCom (the "New United Transaction") pursuant to which UnitedGlobalCom was formed to own Old United. Upon consummation of the New United Transaction, all shares of Old United common stock were exchanged for shares of common stock of UnitedGlobalCom. In addition, Liberty contributed (i) cash consideration of $200 million; (ii) the Belmarken Loan with a carrying value of $496 million and
(iii) Senior Notes and Senior Discount Notes of UPC, comprised of U.S. dollar denominated notes with a face amount of $1,435 million and euro denominated notes with a face amount of euro 263 million and an aggregate carrying amount of $270 million to UnitedGlobalCom in exchange for 281.3 million shares of Class C common stock of UnitedGlobalCom with a fair value of $1,406 million. Upon consummation of the New United Transaction, Liberty owned an approximate 72% economic interest and a 94% voting interest in UnitedGlobalCom. Subsequent open market purchases of UnitedGlobalCom Class A common stock increased Liberty's ownership interest to 306.6 million shares or a 74% economic interest. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is unable to exercise control of UnitedGlobalCom, and accordingly, Liberty will continue to use the equity method of accounting for its investment.

          Also on January 30, 2002, UnitedGlobalCom acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UnitedGlobalCom's $1,375 million 10-3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for Liberty's interest in IDT United of $448 million equaled the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UnitedGlobalCom of debt owed by Liberty to a subsidiary of Old United and the remainder was credited against the $200 million cash contribution by Liberty to UnitedGlobalCom described above. In connection with the New United Transaction, one of Liberty's subsidiaries agreed to loan to a subsidiary of UnitedGlobalCom up to $105 million. As of March 31, 2002, such UnitedGlobalCom subsidiary has borrowed $103 million from the Liberty subsidiary to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with 2008 Notes acquired by UnitedGlobalCom directly from Liberty referred to above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes.

          UnitedGlobalCom and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services. In November 2001, United Australia/Pacific, Inc. ("UAP"), a 50% owned affiliate of Old United, failed to make interest payments on certain of its senior notes. Following such default, the trustee of the Indenture for UAP's senior notes declared the principal and interest due and payable. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. In February 2002, UPC failed to make required interest payments on certain of its senior notes. Both UAP and UPC are negotiating the restructuring of their respective debt instruments. No assurance can be given that such negotiations will be successful. In addition, certain other Old United subsidiaries do not have sufficient working capital to service their debt or other liabilities when due during the next year. As a result of the foregoing, there is substantial doubt about Old United's ability to continue as a going concern. Old United's management is taking steps to address these matters. However, no assurance can be given that such steps will be successful.

          Liberty has guaranteed $667 million of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Approximately $343 million of such guaranteed amount is due and payable by Jupiter on June 28, 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that Liberty and the other Jupiter shareholders will make equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately $450 million (of which $176 million has been contributed as of March 31, 2002). Upon such refinancing, Liberty anticipates that the majority of its guarantee of Jupiter debt would be cancelled.

          Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At March 31, 2002, the Guaranteed Obligations aggregated approximately $168 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

          AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1995 tax years. The IRS has notified AT&T and Liberty that it is considering proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of up to approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS may assert certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty intend to vigorously defend their position. Pursuant to the AT&T Tax Sharing Agreement, Liberty may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this audit. Liberty is currently unable to estimate a range of any such reimbursement, but Liberty believes that any such reimbursement would not be material to its financial position.

          In connection with the private letter ruling received by AT&T with respect to the tax consequences of the Split Off Transaction, Liberty represented to the IRS that, within one year following the Split Off Transaction, Liberty would issue, subject to market and business conditions, at least $250 million to $500 million of its common stock for cash or other assets, and, within two years following the Split Off Transaction, Liberty would issue at least $500 million to $1 billion of its common stock (including any common stock issued during the first year) for cash or other assets. Due to adverse market and business conditions since the date of the Split Off Transaction, AT&T and Liberty have requested a supplemental ruling to modify Liberty's intentions with respect to the issuance of its common stock. Specifically, AT&T and Liberty have requested a one-year extension to issue each of the amounts of stock described in the foregoing sentence. No assurance can be given as to whether such request will be granted by the IRS.

          Liberty has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

          Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Historically, Liberty has not hedged the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. During 2001, Liberty entered into a definitive agreement to acquire six regional cable television systems in Germany. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate, Liberty had entered into forward purchase contracts with respect to euro 3,106 million as of March 31, 2002. Such contracts generally have terms ranging from 90 to 120 days and can be renewed at their expiration at Liberty's option. At March 31, 2002, Liberty had recorded a liability of $39 million representing unrealized losses related to these contracts. In February 2002, Liberty failed to receive regulatory approval for its proposed German cable acquisition. Subsequent to March 31, 2002, the value of the euro strengthened and Liberty settled contracts with respect to euro 1,950 million. Subsequent to the settlement of these contracts, Liberty had an unrealized gain of $19 million on its remaining contracts. From time to time Liberty evaluates potential European acquisitions that may require euro currency, and accordingly, Liberty currently intends to renew its remaining euro forward purchase contracts in order to limit its exposure to increases in the euro exchange rate. Liberty may also choose to settle certain of its euro forward purchase contracts depending on the value of the euro. No assurance can be given regarding the future value of the euro, and Liberty continues to be subject to risk of further devaluation of the euro. If the price of the euro had been 10% lower at March 31, 2002, Liberty would have recognized an unrealized loss on financial instruments of $270 million.

          The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to anticipated additional capital contributions to such affiliates, the Company entered into forward sale contracts with respect to yen 8,494 million during the three months ended March 31, 2002. These contracts have terms similar to the euro forward purchase contracts described above. In addition to the forward sale contracts, the Company entered into collar agreements with respect to yen 17,835 million. These collar agreements have a term of approximately 2-1/2 years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the three months ended March 31, 2002, the Company had unrealized losses of $1.0 million related to its yen contracts. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

          Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty believes this best protects it from interest rate risk. Liberty has achieved this appropriate mix by (i) issuing fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity and
(ii) issuing short-term variable-rate debt to take advantage of historically low short-term interest rates. As of March 31, 2002, $3,329 million or 61% of Liberty's debt was composed of fixed rate debt with a weighted average stated interest rate of 5.64%. The Company's variable rate debt of $2,171 million had a weighted average interest rate of 3.93% at March 31, 2002. Had market interest rates been 100 basis points higher (representing an approximate 25% increase over Liberty's variable rate debt effective cost of borrowing) throughout the three months ended March 31, 2002, Liberty would have recorded approximately $5 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the three months ended March 31, 2002, Liberty would have recorded an additional unrealized loss on financial instruments of $129 million.

          Liberty is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. Liberty continually monitors changes in stock markets, in general, and changes in the stock prices of its significant holdings, specifically. Liberty believes that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The Company uses equity collars, put spread collars, narrow-band collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide Liberty with a put option that gives it the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. Liberty's equity collars are accounted for as fair value hedges. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values. The Company has not designated its narrow-band collars as fair value hedges.

          Put spread collars provide Liberty and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require Liberty to purchase the underlying securities at a price that is lower than the Company Put Price. The inclusion of the secondary put option allows Liberty to secure a higher call option price while maintaining net zero cost to enter into the collar. However, the inclusion of the secondary put exposes Liberty to market risk if the underlying security trades below the put spread price. Liberty's put spread collars have not been designated as fair value hedges.

         During the three months ended March 31, 2002, the Company sold put options on 36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million. As the Company had previously entered into equity collars on the same AOL Time Warner shares, the put options act as put spread collars. The put options have not been designated as fair value hedges.

         The following table provides information regarding Liberty's equity and put spread collars at March 31, 2002:

                                          No. of            Weighted             Weighted          Weighted         Weighted
                                        underlying          average               average           average          average
                        Type of          shares            put spread            put price        call price        years to
     Security            collar          (000's)         price per share         per share         per share        maturity
  --------------    ---------------    -----------     -----------------      -------------     -------------      ---------
    AOL             Put spread (1)          57,638       $      36              $      48         $     104            3.2
    Sprint PCS      Equity collar (2)      150,506             N/A              $      25         $      40            6.3
    News Corp.      Equity collar            5,000             N/A              $      45         $      85            3.0
    News Corp.      Put spread               6,916       $      20              $      33         $      79            3.6
    Motorola        Equity collar           67,624             N/A              $      24         $      44            1.8
    Cendant         Equity collar           26,357             N/A              $      19         $      33            3.1
    Priceline       Equity collar            3,125             N/A              $      37         $      92            3.3
    GM Hughes       Put spread               1,822       $      15              $      27         $      54            1.6
    XM Satellite    Equity collar            1,000             N/A              $      29         $      51            1.7

----------
(1) Includes equity collars and separate put options on 36.1 million shares that are treated as put spread collars for purposes of this table.

(2)  Includes narrow-band collars

          At March 31, 2002, the fair value of the securities underlying the equity and put spread collars in the foregoing table was $4,724 million, (excluding the fair value of the related equity and put spread collars) and the total value of Liberty's available-for-sale equity securities was $14,730 million. Had the market price of the remaining available-for-sale securities been 10% lower at March 31, 2002, the aggregate value of such securities would have been $1,001 million lower resulting in an increase to unrealized losses in other comprehensive earnings.

          Had the stock price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at March 31, 2002, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

          From time to time Liberty enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for Liberty's benefit. Liberty posts collateral with the counterparty equal to 10% of the value of the purchased securities Liberty earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines, Liberty is required to post cash collateral for the decline, and Liberty records an unrealized loss on financial instruments. At March 31, 2002, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $85 million. As of such date, Liberty had posted cash collateral equal to $22 million. In the event the fair value of the purchased debt securities were to fall to zero, Liberty would be required to post additional cash collateral of $63 million.

          During the three months ended March 31, 2002, Liberty entered into a total return debt swap agreement to purchase up to $250 million aggregate face value of its outstanding senior notes and debentures. Subsequent to March 31, 2002, Liberty directed the counterparty to purchase debt with a face value of $84 million for $82 million, including accrued interest, under this agreement.

          Liberty measures the effectiveness of its derivative financial instruments through comparison of the blended rates achieved by those derivative financial instruments to the historical trends in the underlying market risk hedged. With regard to interest rate swaps, Liberty monitors the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. Liberty believes that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying hedged facilities. With regard to equity collars, Liberty monitors historical market trends relative to values currently present in the market. Liberty believes that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying assets. These measures allow Liberty's management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

                            LIBERTY MEDIA CORPORATION

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

                            Date                     Item                                 Financial
                            filed                  reported                            statements filed
                            -----                  --------                            ----------------
                  January 9, 2002                Items 5 and 7                              None.
                  February 13, 2002, as          Items 2 and 7      UnitedGlobalCom, Inc. (formerly known as New
                      amended by Form                                   UnitedGlobalCom, Inc.) -Consolidated
                      8-K/A filed on April                              financials  as of December 31, 2001
                      15, 2002                                          and for the period from February 5, 2001
                                                                        (Inception) to December 31, 2001.

                                                                    UGC Holdings, Inc. (formerly known as
                                                                        UnitedGlobalCom, Inc.)-Consolidated financial
                                                                        statements as of and for the three years ended
                                                                        December 31, 2001.

                                                                    Liberty Media Corporation-Condensed pro forma combined
                                                                        financial statements as of and for the year ended
                                                                        December 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LIBERTY MEDIA CORPORATION

Date:  May 14, 2002               By:   /s/  Charles Y. Tanabe
                                       ------------------------------
                                             Charles Y. Tanabe
                                               Senior Vice President and
                                                General Counsel


Date:  May 14, 2002               By:   /s/  David J.a. Flowers
                                       ------------------------------
                                             David J.A. Flowers
                                              Senior Vice President
                                                and Treasurer
                                                (Principal Financial Officer)


Date:  May 14, 2002               By:   /s/  Christopher W. Shean
                                       ------------------------------
                                             Christopher W. Shean
                                              Senior Vice President and
                                                Controller
                                                (Principal Accounting Officer)