Form 10-Q
period 2002-06-30
LIBERTY MEDIA CORP /DE/
filed 2002-08-14
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20421

                            ------------------------

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

           STATE OF DELAWARE                                  84-1288730
    (State or other jurisdiction of              (I.R.S. Employer Identification No.)
     incorporation or organization)

        12300 LIBERTY BOULEVARD                                  80112
          ENGLEWOOD, COLORADO                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (720) 875-5400

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2002 was:

                Series A common stock 2,358,053,664 shares; and
                   Series B common stock 212,045,128 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,975       2,077
  Short-term investments....................................       107         397
  Trade and other receivables, net..........................       335         356
  Prepaid expenses and program rights.......................       363         352
  Deferred income tax assets................................       293         311
  Other current assets......................................        31          38
                                                              --------      ------
    Total current assets....................................     3,104       3,531
                                                              --------      ------
Investments in affiliates, accounted for using the equity
  method, and related receivables (note 5)..................     7,825      10,076
Investments in available-for-sale securities and other cost
  investments (note 6)......................................    19,661      23,199

Property and equipment, at cost.............................     1,232       1,190
Accumulated depreciation....................................      (301)       (249)
                                                              --------      ------
                                                                   931         941
                                                              --------      ------
Intangible assets not subject to amortization (note 2):
  Goodwill..................................................     6,878       9,075
  Franchise costs...........................................       163         163
                                                              --------      ------
                                                                 7,041       9,238
                                                              --------      ------

Other intangible assets subject to amortization.............     1,171       1,183
Accumulated amortization....................................      (525)       (445)
                                                              --------      ------
                                                                   646         738
                                                              --------      ------

Other assets, at cost, net of accumulated amortization......       535         471
                                                              --------      ------
    Total assets............................................  $ 39,743      48,194
                                                              ========      ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    717         564
  Accrued stock compensation................................       676         833
  Program rights payable....................................       235         240
  Current portion of debt...................................     1,119       1,143
                                                              --------      ------
    Total current liabilities...............................     2,747       2,780
                                                              --------      ------
Long-term debt (note 7).....................................     4,167       4,764
Call option obligations (note 7)............................       792       1,320
Deferred income tax liabilities.............................     6,666       8,977
Financial instrument liabilities (note 6)...................       862          --
Other liabilities...........................................        95          97
                                                              --------      ------
    Total liabilities.......................................    15,329      17,938
                                                              --------      ------
Minority interests in equity of subsidiaries................       137         133
Obligation to redeem common stock...........................        30          --

Stockholders' equity (note 8):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --          --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,357,837,664 shares at June 30, 2002 and 2,378,127,544
    shares at December 31, 2001.............................        24          24
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 212,045,128
    shares at June 30, 2002 and 212,045,288 shares at
    December 31, 2001.......................................         2           2
  Additional paid-in-capital................................    35,750      35,996
  Accumulated other comprehensive earnings (loss), net of
    taxes...................................................      (221)        840
  Accumulated deficit.......................................   (11,308)     (6,739)
                                                              --------      ------
    Total stockholders' equity..............................    24,247      30,123
                                                              --------      ------
Commitments and contingencies (note 10)
    Total liabilities and stockholders' equity..............  $ 39,743      48,194
                                                              ========      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            ----------------------   ----------------------
                                                              2002          2001       2002          2001
                                                            --------      --------   --------      --------
                                                                         AMOUNTS IN MILLIONS,
                                                                       EXCEPT PER SHARE AMOUNTS
Revenue:
  Unaffiliated parties....................................  $   510           418      1,023           836
  Related parties (note 9)................................       --            95         --           181
                                                            -------        ------     ------        ------
                                                                510           513      1,023         1,017
                                                            -------        ------     ------        ------
Operating costs and expenses:
  Operating, selling, general and administrative..........      433           409        819           801
  Charges from related parties (note 9)...................       --            10         --            17
  Stock compensation......................................      (29)           52        (46)          115
  Depreciation and amortization...........................       93           237        185           486
                                                            -------        ------     ------        ------
                                                                497           708        958         1,419
                                                            -------        ------     ------        ------
    Operating income (loss)...............................       13          (195)        65          (402)
Other income (expense):
  Interest expense........................................     (107)         (136)      (215)         (269)
  Dividend and interest income............................       84            63        120           120
  Share of earnings (losses) of affiliates, net (note
    5)....................................................      150        (2,009)      (244)       (2,547)
  Losses on dispositions of assets, net (notes 5 and 6)...     (517)         (104)      (397)          (58)
  Realized and unrealized gains (losses) on financial
    instruments, net (note 6).............................      818          (661)     1,574          (617)
  Nontemporary declines in fair value of investments......   (5,134)         (300)    (5,134)         (604)
  Other, net..............................................       (8)           (2)        (5)            5
                                                            -------        ------     ------        ------
                                                             (4,714)       (3,149)    (4,301)       (3,970)
                                                            -------        ------     ------        ------
    Loss before income taxes and minority interest........   (4,701)       (3,344)    (4,236)       (4,372)
Income tax benefit........................................    1,604         1,157      1,442         1,459
Minority interests in losses of subsidiaries..............       --            62          3            91
                                                            -------        ------     ------        ------
    Loss before cumulative effect of accounting change....   (3,097)       (2,125)    (2,791)       (2,822)
Cumulative effect of accounting change, net of taxes
  (notes 2 and 7).........................................       --            --     (1,778)          545
                                                            -------        ------     ------        ------
    Net loss..............................................  $(3,097)       (2,125)    (4,569)       (2,277)
                                                            =======        ======     ======        ======
Loss per common share (note 3):
  Basic and diluted loss before cumulative effect of
    accounting change.....................................  $ (1.20)         (.82)     (1.08)        (1.09)
  Cumulative effect of accounting change..................       --            --       (.69)          .21
                                                            -------        ------     ------        ------
  Basic and diluted net loss..............................  $ (1.20)         (.82)     (1.77)         (.88)
                                                            =======        ======     ======        ======
  Weighted average common shares outstanding..............    2,582         2,588      2,585         2,588
                                                            =======        ======     ======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            ----------------------   ----------------------
                                                              2002          2001       2002          2001
                                                            --------      --------   --------      --------
                                                                         AMOUNTS IN MILLIONS,
                                                                       EXCEPT PER SHARE AMOUNTS
Net loss..................................................  $(3,097)       (2,125)    (4,569)       (2,277)
                                                            -------        ------     ------        ------
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments................      (94)           (2)      (133)         (151)
  Recognition of previously unrealized losses on
    available-for-sale securities, net....................    3,039           101      3,067           105
  Unrealized gains (losses) on available-for-sale
    securities............................................   (1,776)        2,006     (3,995)        2,056
  Cumulative effect of accounting change (note 2).........       --            --         --           (87)
                                                            -------        ------     ------        ------
  Other comprehensive earnings (loss).....................    1,169         2,105     (1,061)        1,923
                                                            -------        ------     ------        ------
Comprehensive loss........................................  $(1,928)          (20)    (5,630)         (354)
                                                            =======        ======     ======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2002

                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                                 COMPREHENSIVE
                                                 COMMON STOCK       ADDITIONAL      EARNINGS                        TOTAL
                                 PREFERRED    -------------------    PAID-IN     (LOSS), NET OF   ACCUMULATED   STOCKHOLDERS'
                                   STOCK      SERIES A   SERIES B    CAPITAL         TAXES          DEFICIT        EQUITY
                                 ----------   --------   --------   ----------   --------------   -----------   -------------
                                                                     AMOUNTS IN MILLIONS
Balance at January 1, 2002.....  $      --       24           2       35,996             840         (6,739)       30,123
  Net loss.....................         --       --          --           --              --         (4,569)       (4,569)
  Issuance of common stock for
    acquisition of minority
    interest of subsidiary.....         --       --          --           62              --             --            62
  Purchase of Liberty Series A
    common stock...............         --       --          --         (281)             --             --          (281)
  Liberty Series A common stock
    put options, net of cash
    received...................         --       --          --          (27)             --             --           (27)
  Other comprehensive loss.....         --       --          --           --          (1,061)            --        (1,061)
                                 ----------      --      --------     ------          ------        -------        ------
Balance at June 30, 2002.......  $      --       24           2       35,750            (221)       (11,308)       24,247
                                 ==========      ==      ========     ======          ======        =======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                               AMOUNTS IN MILLIONS
                                                                   (SEE NOTE 4)
Cash flows from operating activities:
  Net loss..................................................  $(4,569)       (2,277)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Cumulative effect of accounting change, net of taxes....    1,778          (545)
    Depreciation and amortization...........................      185           486
    Stock compensation......................................      (46)          115
    Payments of stock compensation..........................     (107)         (236)
    Share of losses of affiliates, net......................      244         2,547
    Losses on disposition of assets, net....................      397            58
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................   (1,574)          617
    Nontemporary declines in fair value of investments......    5,134           604
    Minority interests in losses of subsidiaries............       (3)          (91)
    Deferred income tax benefit.............................   (1,623)       (1,205)
    Intergroup tax allocation...............................       --          (260)
    Cash payment from AT&T pursuant to tax sharing
     agreement..............................................       --           166
    Other noncash charges...................................       15            14
    Changes in operating assets and liabilities, net of the
     effect of acquisitions and dispositions:
      Receivables...........................................       (3)          (10)
      Prepaid expenses and program rights...................      (41)         (158)
      Payables and accruals.................................      157            70
                                                              -------        ------
      Net cash used by operating activities.................      (56)         (105)
                                                              -------        ------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............     (684)         (831)
  Investments in and loans to cost investments..............     (371)       (1,037)
  Net sales of short term investments.......................      236           281
  Cash paid for acquisitions................................       --          (110)
  Capital expended for property and equipment...............     (102)         (167)
  Cash proceeds from dispositions...........................      870           431
  Other investing activities, net...........................      (13)            5
                                                              -------        ------
      Net cash used by investing activities.................      (64)       (1,428)
                                                              -------        ------
Cash flows from financing activities:
  Borrowings of debt........................................      177         1,191
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............       --         1,028
  Repayments of debt........................................     (790)         (166)
  Purchase of Liberty Series A common stock.................     (281)           --
  Proceeds from settlement of financial instruments.........      423            --
  Premium proceeds from financial instruments...............      484            --
  Cash transfers from related parties, net..................       --            32
  Other financing activities................................        5           (60)
                                                              -------        ------
      Net cash provided by financing activities.............       18         2,025
                                                              -------        ------
      Net increase (decrease) in cash and cash
       equivalents..........................................     (102)          492
      Cash and cash equivalents at beginning of period......    2,077         1,295
                                                              -------        ------
      Cash and cash equivalents at end of period............  $ 1,975         1,787
                                                              =======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and those of all of its majority-owned and controlled subsidiaries (collectively, "Liberty" or the "Company", unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In this regard, Liberty holds a significant number of investments that are accounted for using the equity method. Liberty does not control the decision making process of these affiliates. Accordingly, Liberty relies on management of these affiliates and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that Liberty uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

    Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

(2) ACCOUNTING CHANGES

STATEMENT 142

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which along with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("Statement 141"), was issued in June 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The portion of excess costs on equity method investments that represents goodwill ("equity method goodwill") is also no longer amortized, but is considered for impairment under APB 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which were measured as of the date of adoption.

    As of the date of adoption, the Company had unamortized goodwill in the amount of $9,075 million, unamortized franchise costs of $163 million and unamortized other identifiable intangible assets in the amount of $738 million, all of which were subject to the transition provisions of Statements 141 and
142. In connection with its adoption of Statement 142, the Company recognized a $1,778 million transitional impairment loss, net of taxes of $25 million, as the cumulative effect of a change in accounting principle. The foregoing transitional impairment loss includes an adjustment of $36 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded. As certain equity method affiliates have not completed their Statement 142 analysis, Liberty will record additional transition impairment losses in the future.

    As noted above, indefinite lived intangible assets are no longer amortized. Adjusted net loss and loss per common share, exclusive of amortization expense related to goodwill, franchise costs and equity method goodwill are as follows (amounts in millions, except per share amounts):

                                                      THREE MONTHS     SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 2001   JUNE 30, 2001
                                                      -------------   -------------
Net loss, as reported...............................      $(2,125)       (2,277)
Adjustments:
  Goodwill amortization.............................          153           313
  Franchise costs amortization......................            3             5
  Equity method excess costs amortization included
    in share of losses of affiliates................          171           520
  Income tax effect.................................          (70)         (213)
                                                          -------        ------
Net loss, as adjusted...............................      $(1,868)       (1,652)
                                                          =======        ======
Basic and diluted loss per common share, as
  reported..........................................      $  (.82)         (.88)
Adjustments:
  Goodwill amortization.............................          .06           .12
  Franchise costs amortization......................           --            --
  Equity method excess costs amortization included
    in share of losses of affiliates................          .07           .20
  Income tax effect.................................         (.03)         (.08)
                                                          -------        ------
Basic and diluted loss per common share, as
  adjusted..........................................      $  (.72)         (.64)
                                                          =======        ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Amortization of intangible assets with finite useful lives was $91 million for the six months ended June 30, 2002. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2002........................................................    $182
2003........................................................     136
2004........................................................      96
2005........................................................      92
2006........................................................      72

    Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                      STARZ
                                                      ENCORE    LIBERTY       ON
                                                      GROUP     LIVEWIRE   COMMAND     OTHER      TOTAL
                                                     --------   --------   --------   --------   --------
                                                                     AMOUNTS IN MILLIONS
Balance at December 31, 2001.......................   $1,540      440         73        7,022      9,075
  Transition adjustment............................       --      (20)       (24)      (1,698)    (1,742)
  Foreign currency translation.....................       --        3         --           (6)        (3)
  Goodwill acquired*...............................       --       --         --           87         87
  Sale of equity method investments and related
    goodwill.......................................       --       --         --         (539)      (539)
                                                      ------      ---        ---       ------     ------
Balance at June 30, 2002...........................   $1,540      423         49        4,866      6,878
                                                      ======      ===        ===       ======     ======

------------------------

* Represents the acquisition of the minority interest of Liberty Digital, and a purchase price allocation adjustment for a 2001 acquisition.

STATEMENT 133

    Effective January 1, 2001, Liberty adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of a change in the fair value of the derivative is recorded in other comprehensive earnings and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

    Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

    The Company uses various derivative instruments to manage fair value risk associated with many of its investments and foreign exchange risk. The derivative instruments may involve elements of credit and market risk in excess of amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter-parties, consisting primarily of major financial institutions, and does not expect nonperformance by any of its counter-parties.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The adoption of Statement 133 on January 1, 2001, resulted in a cumulative increase in net earnings of $545 million (after tax expense of $356 million) and an increase in other comprehensive loss of $87 million. The increase in net earnings was mostly attributable to separately recording the fair value of the embedded call option obligations associated with the Company's senior exchangeable debentures. The increase in other comprehensive loss relates primarily to changes in the fair value of the Company's warrants and options to purchase certain available-for-sale securities which are required to be accounted for in earnings under Statement 133.

(3) LOSS PER COMMON SHARE

    Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The pro forma number of outstanding common shares for periods prior to the Split Off Transaction is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Diluted loss per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the six months ended June 30, 2002, are 78 million potential common shares because their inclusion would be anti-dilutive.

(4) SUPPLEMENTAL DISCLOSURES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................    $ --        249
  Net liabilities assumed...................................      --       (139)
  Deferred tax asset recorded...............................      --          3
  Minority interest.........................................      --         (3)
                                                                ----       ----
    Cash paid for acquisitions..............................    $ --        110
                                                                ====       ====
Cash paid for interest......................................    $220        216
                                                                ====       ====

    During the six months ended June 30, 2002, the Company issued Series A common stock valued at $62 million to acquire the 16% of Liberty Digital it did not previously own.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of its more significant investments in affiliates:

                                                                       DECEMBER 31,
                                                   JUNE 30, 2002           2001
                                               ---------------------   ------------
                                               PERCENTAGE   CARRYING     CARRYING
                                               OWNERSHIP     AMOUNT       AMOUNT
                                               ----------   --------   ------------
                                                       AMOUNTS IN MILLIONS
Discovery Communications, Inc.
  ("Discovery")..............................     50%        $2,875        2,900
QVC Inc. ("QVC").............................     42%         2,615        2,543
UnitedGlobalCom, Inc. ("UnitedGlobalCom")....     74%           391         (418)
USA Networks, Inc. ("USAI") and related
  investments................................     N/A            --        2,857
Jupiter Telecommunications Co., Ltd.
  ("Jupiter")................................     36%           764          407
Telewest Communications plc ("Telewest").....     25%            30           97
Other........................................   Various       1,150        1,690
                                                             ------       ------
                                                             $7,825       10,076
                                                             ======       ======

    The following table reflects Liberty's share of earnings (losses) of affiliates, including excess basis amortization and nontemporary declines in value:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Discovery...................................................   $ (25)       (156)
QVC.........................................................      72           5
UnitedGlobalCom.............................................     (60)       (173)
USAI and related investments................................      20         (40)
Jupiter.....................................................     (14)        (47)
Telewest....................................................     (68)     (1,649)
Gemstar-TV Guide International, Inc. ("Gemstar")............      --        (133)
Teligent, Inc...............................................      --         (85)
Other.......................................................    (169)       (269)
                                                               -----      ------
                                                               $(244)     (2,547)
                                                               =====      ======

    At June 30, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,762 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Amortization aggregating $520 million for the six months ended June 30, 2001 is included in share of losses of affiliates. Upon adoption of Statement 142, the Company discontinued amortizing its equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 will be allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets will be amortized over their estimated useful lives.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Certain of Liberty's affiliates are general partnerships and, as such, each partner is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

UNITEDGLOBALCOM

    On January 30, 2002, the Company and UnitedGlobalCom completed a transaction (the "New United Transaction") pursuant to which a new holding company, UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.) was formed to own UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc., "Old United"). Upon consummation of the New United Transaction, all shares of Old United common stock were exchanged for shares of common stock of UnitedGlobalCom. In addition, the Company contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of Old United, with an accreted value of $892 million and a carrying value of $496 million (the "Belmarken Loan") and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. ("UPC"), a subsidiary of Old United, with an aggregate carrying amount of $270 million to UnitedGlobalCom in exchange for 281.3 million shares of Class C common stock of UnitedGlobalCom with a fair value of $1,406 million. Upon consummation of the New United Transaction, Liberty owned an approximate 72% economic interest and a 94% voting interest in UnitedGlobalCom. Subsequent open market purchases of UnitedGlobalCom Class A common stock have increased Liberty's ownership interest to
306.6 million shares or a 74% economic interest. The closing price of UnitedGlobalCom's Class A common stock was $2.75 on June 30, 2002. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is currently unable to exercise control of UnitedGlobalCom, and accordingly, Liberty continues to use the equity method of accounting for its investment. UnitedGlobalCom is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world.

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

    Also on January 30, 2002, UnitedGlobalCom acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of Old United's $1,375 million 10 3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for the Company's interest in IDT United of approximately
$448 million was equal to the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UnitedGlobalCom of debt owed by Liberty to a subsidiary of Old United, and the remainder was credited against the $200 million cash contribution by Liberty to UnitedGlobalCom described above. In connection with the New United Transaction, a subsidiary of Liberty agreed to loan to a subsidiary of UnitedGlobalCom up to $105 million. As of June 30, 2002, such subsidiary of UnitedGlobalCom has borrowed $103 million from the Liberty subsidiary to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with 2008

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes acquired by UnitedGlobalCom directly from Liberty referred to above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes.

    In June 2002, Liberty loaned an aggregate of $5.1 million to the chairman and Chief Executive Officer of UnitedGlobalCom. The loans bear interest at LIBOR plus 2% and are due and payable in December 2002. The loans are collateralized by shares of UnitedGlobalCom Class B common stock.

USAI

    Prior to May 7, 2002, USAI owned and operated businesses in television production, electronic retailing, ticketing operations, and internet services. Liberty held 74.4 million shares of USAI's common stock and shares and other equity interests in certain subsidiaries of USAI that were exchangeable for an aggregate of 79.0 million shares of USAI common stock.

    On May 7, 2002, Liberty, USAI and Vivendi Universal, S.A. ("Vivendi") consummated a series of transactions. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to Vivendi Universal Entertainment ("VUE"), a partnership controlled by Vivendi, in exchange for cash and common and preferred interests in VUE. In connection with these transactions, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from Liberty 25 million shares of common stock of USAI, approximately 38.7 million shares of USANi LLC, which are exchangeable, on a one-for-one basis, for shares of USAI common stock, and all of Liberty's approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. In connection with this transaction, Liberty agreed to restrictions on its ability to transfer 9.5 million of such shares prior to November 2003. Liberty recognized a loss of $814 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished including goodwill of $514 million which is allocable to the reporting unit holding the USAI interests. Liberty owns approximately 3% of Vivendi and accounts for such investment as an available-for-sale security.

    Subsequent to the Vivendi transaction with USAI, USAI was renamed USA Interactive, and Liberty owns approximately 89.7 million shares or 22% of USA Interactive. Due to certain governance arrangements which limit its ability to exert significant influence over USA Interactive, Liberty accounts for such investment as an available-for-sale security. Prior to the Vivendi transaction, Liberty accounted for its investment in USAI using the equity method. Share of earnings in 2002 are for the period through May 7, 2002.

TELEWEST

    Telewest operates and constructs cable television and telephone systems in the United Kingdom, and develops and sells a variety of television programming also in the U.K. At June 30, 2002, Liberty indirectly owned 744.4 million of the issued and outstanding Telewest ordinary shares. The closing price of Telewest's ordinary shares on June 30, 2002 was $.05 per share.

    During the six months ended June 30, 2002, Liberty purchased $194 million and L45 million face amount of Telewest public debt for aggregate cash consideration of $129 million including accrued interest. Such investments are accounted for as available-for-sale securities.

    During the three months ended June 30, 2001, Liberty determined that its investment in Telewest experienced a nontemporary decline in value. As a result, the carrying value of Telewest was adjusted

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES to its estimated fair value, and the Company recognized a charge of $1,403 million. Such charge is included in share of losses of affiliates.

OTHER

    On April 12, 2002, Liberty sold its 40% interest in Telemundo Communications Group for cash proceeds of $679 million, and recognized a gain of $344 million (before related tax expense).

    Summarized combined results of operations for affiliates are as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                                 AMOUNTS IN
                                                                  MILLIONS
Revenue....................................................  $ 6,852      8,301
Operating expenses.........................................   (5,854)    (7,377)
Depreciation and amortization..............................     (915)    (1,780)
Impairments of long-lived assets...........................      (48)        --
                                                             -------     ------
  Operating income (loss)..................................       35       (856)
Interest expense...........................................     (737)    (1,182)
Foreign currency exchange loss.............................     (106)      (226)
Other, net.................................................    1,104       (143)
                                                             -------     ------
  Net earnings (loss)......................................  $   296     (2,407)
                                                             =======     ======

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities (including related derivative instruments) and other cost investments are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2002         2001
                                                         --------   ------------
                                                           AMOUNTS IN MILLIONS
Sprint Corporation ("Sprint")..........................  $ 3,289        5,352
AOL Time Warner Inc. ("AOL Time Warner")...............    3,945        6,236
The News Corporation Limited ("News Corp.")............    4,745        6,118
Vivendi................................................      804           --
USA Interactive........................................    2,104           --
Motorola, Inc..........................................    1,784        1,773
Viacom, Inc. ("Viacom")................................      674          670
United Pan-Europe Communications N.V...................        9          718
Other available-for-sale securities....................    2,123        2,386
Other investments, at cost, and related receivables....      291          343
                                                         -------       ------
                                                          19,768       23,596
  Less short-term investments..........................     (107)        (397)
                                                         -------       ------
                                                         $19,661       23,199
                                                         =======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

SPRINT PCS

    Liberty and certain of its consolidated subsidiaries collectively are the beneficial owners of approximately 197 million shares of Sprint PCS Group Stock and certain other instruments convertible into such securities (the "Sprint Securities"). The Sprint PCS Group Stock is a tracking stock intended to reflect the performance of Sprint's domestic wireless PCS operations. Liberty accounts for its investment in the Sprint Securities as an available-for-sale security. As of June 30, 2002, Liberty beneficially owned approximately 19% of Sprint PCS Group common stock--Series 2.

    Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the March 1999 merger of TCI, Liberty's former parent, and AT&T. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, required the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities and to dispose of the balance of the Sprint Securities by May 23, 2004.

    At Liberty's request, the DOJ joined Liberty and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. The District Court has approved the motion to terminate the Final Judgment, with the result that the Trustee has no further obligations under the Final Judgment. The Trustee is in the process of returning direct ownership of the Sprint Securities to Liberty.

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

NEWS CORP.

    In May 2001, Liberty consummated a transaction (the "Exchange Transaction") with News Corp. whereby Liberty exchanged 70.7 million shares of Gemstar for
121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. Included in losses on dispositions in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2001 is a loss of $764 million recognized in connection with the Exchange Transaction based on the difference between the fair value of the securities received by Liberty and the carrying value of the Gemstar shares. In December 2001, Liberty exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million. In connection with these transactions, the Company agreed to restrictions on its ability to transfer certain of the ADSs prior to May 2003. Liberty had previously acquired 51.8 million News Corp. ADSs in 1999 in exchange for Liberty's 50% interest in Fox/Liberty Networks, and had acquired
28.1 million ADSs for $695 million in cash. At June 30, 2002, Liberty owned
236 million ADSs or approximately 18% of the outstanding equity of News Corp. Liberty accounts for its investment in News Corp. as an available-for-sale security.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

VIVENDI AND USA INTERACTIVE

    As described in note 5, Liberty received 37.4 million Vivendi ordinary shares (9.5 million of which are subject to transfer restrictions) in exchange for its investment in USAI and multiThematiques S.A., and Liberty retains an approximate 22% ownership interest in USA Interactive.

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

NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the six months ended June 30, 2002 and 2001, Liberty determined that certain of its available-for-sale securities and other cost investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $5,134 million and $604 million, before deducting a deferred tax benefit of $2,002 million and $239 million, respectively. Nontemporary declines (before related tax benefit) are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
AOL Time Warner.............................................   $2,349       --
The News Corporation........................................    1,393       --
Sprint PCS..................................................    1,036       --
Other.......................................................      356      604
                                                               ------      ---
                                                               $5,134      604
                                                               ======      ===

EQUITY COLLARS, PUT SPREAD COLLARS, NARROW-BAND COLLARS AND PUT OPTIONS

    The Company has entered into equity collars, put spread collars, narrow-band collars, put options and other financial instruments to manage market risk associated with its ownership of certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. The Company's equity collars are accounted for as fair value hedges. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values. The Company has not designated its narrow-band collars as fair value hedges.

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

    During the six months ended June 30, 2002, the Company sold put options on
36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million. The put options have not been designated as fair value hedges and are included in financial instrument liabilities in the accompanying condensed consolidated balance sheet.

    For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the six months ended June 30, 2002.

    Investments in available-for-sale securities and related derivative instruments at June 30, 2002 and December 31, 2001 are summarized as follows:

                                                                         JUNE 30, 2002
                                                  -----------------------------------------------------------
                                                                             OTHER
                                                    EQUITY      EQUITY    DERIVATIVE       DEBT
                                                  SECURITIES   COLLARS    INSTRUMENTS   SECURITIES    TOTAL
                                                  ----------   --------   -----------   ----------   --------
                                                                      AMOUNTS IN MILLIONS
Cost basis......................................    $16,702        --         (382)        1,109      17,429
Gross gains recognized in earnings..............        320     2,661        2,090            --       5,071
Gross losses recognized in earnings.............     (3,889)       --           --            --      (3,889)
Gross unrealized holding gains..................        763        --           --            19         782
Gross unrealized holding losses.................        (52)       --           --           (73)       (125)
                                                    -------     -----        -----         -----      ------
  Fair value....................................    $13,844     2,661        1,708         1,055      19,268
                                                    =======     =====        =====         =====      ======

                                                                       DECEMBER 31, 2001
                                                  -----------------------------------------------------------
                                                                             OTHER
                                                    EQUITY      EQUITY    DERIVATIVE       DEBT
                                                  SECURITIES   COLLARS    INSTRUMENTS   SECURITIES    TOTAL
                                                  ----------   --------   -----------   ----------   --------
                                                                      AMOUNTS IN MILLIONS
Cost basis......................................    $19,310        --         (382)        1,457      20,385
Gross gains recognized in earnings..............         84     1,785          315            --       2,184
Gross losses recognized in earnings.............     (1,802)       --           --            --      (1,802)
Gross unrealized holding gains..................      2,069        --           --            94       2,163
Gross unrealized holding losses.................       (124)       --           --           (46)       (170)
                                                    -------     -----        -----         -----      ------
  Fair value....................................    $19,537     1,785          (67)        1,505      22,760
                                                    =======     =====        =====         =====      ======

    Management estimates that the aggregate fair market value of all of its investments in available-for-sale securities and other cost investments approximated their aggregate carrying value at June 30, 2002 and December 31, 2001. Management calculates market values of its other cost

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES investments using a variety of approaches including multiple of cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those assets.

FORWARD FOREIGN EXCHANGE CONTRACTS

    Historically, the Company has not hedged the majority of its foreign currency exchange risk because of the long term nature of its interests in foreign affiliates. During 2001, the Company entered into a definitive agreement to acquire six regional cable television systems in Germany. A portion of the consideration for such acquisition, which has been terminated by mutual agreement, was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate from the date of the agreement to its expected closing, Liberty had entered into forward purchase contracts with respect to euro 3,106 million as of March 31, 2002. Such contracts generally have terms ranging from 90 to 120 days and can be renewed at their expiration at Liberty's option. Liberty is not accounting for the forward purchase contracts as hedges. During the second quarter of 2002, the value of the euro strengthened, and Liberty settled substantially all of its euro contracts. Realized and unrealized gains on Liberty's euro contracts aggregated $39 million during the six months ended June 30, 2002, including unrealized gains of $6 million on its remaining contracts at June 30, 2002.

    The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to anticipated additional capital contributions to such affiliates, the Company entered into forward sale contracts with respect to yen 8,952 million during the six months ended
June 30, 2002. These contracts have terms similar to the euro forward purchase contracts described above. In addition to the forward sale contracts, the Company entered into collar agreements with respect to yen 18,785 million. These collar agreements have a term of approximately 2 1/2 years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. Liberty is not accounting for the forward sale contracts or yen collars as hedges. During the six months ended June 30, 2002, the Company had unrealized losses of $14 million related to its yen contracts.

TOTAL RETURN DEBT SWAPS

    From time to time the Company enters into total return debt swaps in connection with the purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for the benefit of the Company. The Company initially posts collateral with the counterparty equal to 10% of the value of the purchased securities. The Company earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, the Company is required to post cash collateral for the decline, and the Company records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in the fair value of the underlying debt security. Liberty has the contractual right to net settle the total return debt swaps. Accordingly, Liberty records these instruments at their net fair market value.

    At June 30, 2002, the aggregate purchase price of debt securities underlying Liberty's total return debt swap arrangements was $263 million, including
$177 million related to purchases of Liberty's Senior Notes and Debentures. As of such date, the Company had posted cash collateral equal to $43 million. In the event the fair value of the purchased debt securities were to fall to zero, the Company would be required to post additional cash collateral of $220 million.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

REALIZED AND UNREALIZED GAINS ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Change in fair value of exchangeable debenture call option
  feature...................................................   $  528         6
Change in time value of fair value hedges...................     (272)       (8)
Change in fair value of Sprint PCS narrow-band collar.......    1,620        --
Change in fair value of AOL Time Warner put options.........     (378)       --
Change in fair value of other derivatives not designated as
  hedging instruments(1)....................................       76      (615)
                                                               ------      ----
Total realized and unrealized gains (losses), net...........   $1,574      (617)
                                                               ======      ====

------------------------

(1) Comprised primarily of put spread collars and forward foreign exchange contracts.

(7) LONG-TERM DEBT

    Debt is summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2002         2001
                                                         --------   ------------
                                                           AMOUNTS IN MILLIONS
Parent company debt:
  Senior Notes.........................................  $   983          982
  Senior Debentures....................................    1,486        1,486
  Senior exchangeable debentures.......................      861          858
  Bank credit facilities...............................      550          675
  Other debt...........................................       --          288
                                                         -------       ------
                                                           3,880        4,289
                                                         -------       ------
Debt of subsidiaries:
  Bank credit facilities...............................    1,307        1,408
  Other debt...........................................       99          210
                                                         -------       ------
                                                           1,406        1,618
                                                         -------       ------
  Total debt...........................................    5,286        5,907
Less current maturities................................   (1,119)      (1,143)
                                                         -------       ------
  Total long-term debt.................................  $ 4,167        4,764
                                                         =======       ======

SENIOR NOTES AND DEBENTURES

    Liberty has issued $750 million of 7 7/8% Senior Notes due 2009,
$500 million of 8 1/2% Senior Debentures due 2029, $1 billion of 8 1/4% Senior Debentures due 2030, and $237.8 million of 7 3/4% Senior Notes due 2009. Interest on these issuances is payable semiannually.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The Senior Notes and Debentures are stated net of an aggregate unamortized discount of $19 million at June 30, 2002 and $20 million at December 31, 2001, which is being amortized to interest expense in the condensed consolidated statements of operations over the term to maturity.

SENIOR EXCHANGEABLE DEBENTURES

    In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of
22.9486 shares of Sprint PCS Group Stock. After the date Liberty's ownership level of Sprint PCS Group Stock falls below 10%, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash. Liberty's ownership in Sprint PCS was 19% at June 30, 2002.

    In February and March 2000, Liberty issued an aggregate of $810 million of 3 3/4% Senior Exchangeable Debentures due 2030. Interest is payable on
February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. After the date Liberty's ownership level of Sprint PCS Group Stock falls below 10%, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash.

    In January 2001, Liberty issued $600 million of 3 1/2% Senior Exchangeable Debentures due 2031. Interest is payable on January 15 and July 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of
36.8189 shares of Motorola common stock. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. On or after January 15, 2006, Liberty, at its option, may redeem the debentures for cash.

    In March 2001, Liberty issued $817.7 million of 3 1/4% Senior Exchangeable Debentures due 2031. Interest is payable on March 15 and September 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 18.5666 shares of Viacom Class B common stock. After January 23, 2003, such exchange value is payable at Liberty's option in cash, Viacom stock or a combination thereof. Prior to such date, the exchange value must be paid in cash. On or after March 15, 2006, Liberty, at its option, may redeem the debentures for cash.

    At maturity, all of the Company's exchangeable debentures are payable in cash.

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

    Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the three months ended March 31, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES debenture using the effective interest method. Such accretion aggregated
$3 million during each of the six month periods ended June 30, 2002 and 2001, and is included in interest expense.

BANK CREDIT FACILITIES

    At June 30, 2002, Liberty's subsidiaries had $1,307 million outstanding and $441 million in unused lines of credit under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

    At June 30, 2002, one subsidiary of Liberty was not in compliance with one covenant with respect to the ratio of its Senior Debt to cash flow (as defined in the loan agreement). The subsidiary is in discussions with its banks regarding the resolution of this default. The outstanding balance of the subsidiary's bank facility was $94 million at June 30, 2002 all of which is included in current portion of debt. All other consolidated borrowers were in compliance with their debt covenants at June 30, 2002. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their debt covenants.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at June 30, 2002 is as follows (amounts in millions):

Senior Notes of parent company..............................   $1,000
Senior Debentures of parent company.........................   $1,401
Senior exchangeable debentures of parent company, including
  call option obligation....................................   $2,058

    Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at June 30, 2002.

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at June 30, 2002.............................   $5,286
Add:
  Unamortized issue discount on Senior Notes and
    Debentures..............................................       19
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,235
                                                               ------
    Face amount at maturity.................................   $7,540
                                                               ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY

PREFERRED STOCK

    Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of June 30, 2002, no shares of preferred stock were issued.

COMMON STOCK

    The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

    As of June 30, 2002, there were 49.0 million shares of Liberty Series A common stock and 27.5 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

PURCHASE OF SERIES A COMMON STOCK

    During the six months ended June 30, 2002, the Company purchased
25.7 million shares of its Series A common stock in the open market for aggregate cash consideration of $281 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

    Also during the six months ended June 30, 2002, the Company sold put options on 5 million shares of its Series A common stock for cash proceeds of $3.7 million. Put options with respect to 2 million shares expired prior to June 30, 2002, and the Company net cash settled the contracts for less than $1 million. The remaining put options expire in the third and fourth quarters of 2002 and have a weighted average strike price of $10.04. The Company accounts for these put options pursuant to EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK" ("EITF 00-19"). The put option contracts meet the requirements of EITF 00-19 for initial classification as equity at fair value. Due to the assumption of physical settlement and the requirement for the delivery of cash as part of physical settlement, the cash redemption amount has been reclassified from equity to "obligation to redeem common stock" in the accompanying condensed consolidated balance sheet.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

    During the six months ended June 30, 2002, the Company reduced the exercise price of 2.3 million stock options previously granted to three executive officers from a weighted average exercise price of $21.66 to $14.70. As a result of such repricing, these options are now accounted for as variable plan awards.

    Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the Company. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase in the aggregate, 2 million restricted shares of AT&T Liberty Media Group tracking stock. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

    In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. Upon completion of the Split Off Transaction, the free-standing SARs automatically converted to options without tandem SARs to purchase Liberty common stock. Prior to the Effective Date, the Restructured Options were accounted for using variable plan accounting pursuant to APB Opinion No. 25. Accordingly, the above-described transaction did not have a significant impact on Liberty's results of operations.

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

    During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from an executive officer and director of On Command, who is also a director of Liberty, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was effective was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

(9) TRANSACTIONS WITH RELATED PARTIES

    Pramer S.C.A., a consolidated subsidiary of Liberty, provides uplink services and programming to two equity affiliates, Cablevision S.A. and Torneos y Competencias S.A. Total revenue for such services aggregated $8 million and $9 million for the six months ended June 30, 2002 and 2001, respectively.

    Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T were $181 million for the six months ended June 30, 2001.

    Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods were reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $17 million for the six months ended June 30, 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(10) COMMITMENTS AND CONTINGENCIES

    Starz Encore Group LLC, ("Starz Encore Group") a wholly owned subsidiary of Liberty, provides premium programming distributed by cable, direct satellite, TVRO and other distributors throughout the United States. Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2014 (the "Film Licensing Obligations"). The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant. Total film rights expense aggregated $182 million and $162 million for the six months ended
June 30, 2002 and 2001, respectively. Starz Encore Group's estimate of the future minimum obligation related to the Film Licensing Obligations is as follows (amounts in millions):

Remainder of 2002...........................................    $180
2003........................................................     355
2004........................................................     182
2005........................................................      93
2006........................................................     104
Thereafter..................................................     386

    At June 30, 2002, Liberty has guaranteed $473 million of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Substantially all of the debt related to such guaranteed amount is due and payable by Jupiter in September 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that it and the other Jupiter shareholders will make loans or equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately $467 million (of which $305 million has been contributed as of June 30, 2002). Upon such refinancing, Liberty anticipates that the majority of its guarantee of Jupiter debt would be cancelled.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At June 30, 2002, the Guaranteed Obligations aggregated approximately $172 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

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

    By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning interpretations of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore Group believes the position expressed by AT&T Broadband to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract. Starz Encore Group is seeking a judgment of specific performance of the contract, damages and costs.

    On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and the Company entered into various agreements whereby Starz Encore Group indirectly received payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

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

    For the six months ended June 30, 2002, Liberty had four operating segments:
Starz Encore Group, Liberty Livewire, On Command and Other. Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distributors throughout the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts and is

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES majority owned and consolidated by Liberty. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

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

    Liberty utilizes the following financial information for purposes of allocating resources to a segment and assessing a segment's performance:

                                                     STARZ
                                                     ENCORE    LIBERTY       ON
                                                     GROUP     LIVEWIRE   COMMAND     OTHER      TOTAL
                                                    --------   --------   --------   --------   --------
                                                                    AMOUNTS IN MILLIONS
PERFORMANCE MEASURES:

SIX MONTHS ENDED JUNE 30, 2002

  Revenue.........................................   $  474      264        118          167      1,023
  Operating cash flow (deficit)...................   $  170       38         32          (36)       204

SIX MONTHS ENDED JUNE 30, 2001

  Revenue.........................................   $  422      302        125          168      1,017
  Operating cash flow (deficit)...................   $  146       62         17          (26)       199

BALANCE SHEET INFORMATION:

AS OF JUNE 30, 2002

  Total assets....................................   $2,874      877        449       35,543     39,743
  Investments in affiliates.......................   $  138       --         --        7,687      7,825

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                                 AMOUNTS IN
                                                                  MILLIONS
Segment operating cash flow................................  $   204        199
Stock compensation.........................................       46       (115)
Depreciation and amortization..............................     (185)      (486)
Interest expense...........................................     (215)      (269)
Share of losses of affiliates..............................     (244)    (2,547)
Losses on dispositions, net................................     (397)       (58)
Nontemporary declines in fair value of investments.........   (5,134)      (604)
Realized and unrealized gains (losses) on financial
  instruments, net.........................................    1,574       (617)
Other, net.................................................      115        125
                                                             -------     ------
Loss before income taxes and minority interest.............  $(4,236)    (4,372)
                                                             =======     ======

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

GENERAL

    The following discussion and analysis provides information concerning Liberty's results of operations and financial condition. This discussion should be read in conjunction with Liberty's accompanying condensed consolidated financial statements and the notes thereto, as well as Liberty's Annual Report on Form 10-K for the year ended December 31, 2001.

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

    Liberty's most significant consolidated subsidiaries at June 30, 2002, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and are controlled by Liberty and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned and controlled.

    A significant portion of Liberty's operations are conducted through entities in which Liberty does not have a controlling financial interest but does have the ability to exercise significant influence over the operating and financial policies of the investee. These businesses are accounted for using the equity method of accounting. Accordingly, Liberty's share of the results of operations of these businesses is reflected in the consolidated results of Liberty as earnings or losses of affiliates. Included in Liberty's investments in affiliates at June 30, 2002 were Discovery Communications, Inc., QVC Inc., UnitedGlobalCom, Inc. and Jupiter Telecommunications Co., Ltd.

    Liberty holds interests in companies in which it does not have significant influence. The most significant of these include AOL Time Warner Inc., Sprint Corporation, The News Corporation Limited, Vivendi Universal, S.A., USA Interactive, Viacom, Inc. and Motorola Inc. which are classified as available-for-sale securities and are carried at fair value. Realized gains and losses on disposition are determined on an average cost basis.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Starz Encore Group provides premium programming distributed by cable, direct-to-home satellite and other distribution media throughout the United States. Liberty Livewire provides sound, video and ancillary post-production and distribution services to the motion picture and television industries principally in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. Due to the significance of their operations and to enhance the reader's understanding, separate financial data has been provided below for Starz Encore Group, Liberty Livewire and On Command. Included in the other category are Liberty's other consolidated subsidiaries and corporate expenses. Liberty's other consolidated subsidiaries include DMX Music, True Position, Pramer S.C.A. and Liberty Cablevision of Puerto Rico. Liberty Digital is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. Pramer is an owner and distributor of cable programming services primarily in Argentina. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                                      THREE MONTHS              THREE MONTHS
                                                         ENDED                     ENDED
                                                        JUNE 30,       % OF       JUNE 30,       % OF
                                                          2002       REVENUE        2001       REVENUE
                                                      ------------   --------   ------------   --------
                                                                 DOLLAR AMOUNTS IN MILLIONS
Starz Encore Group
  Revenue...........................................      $ 237        100%         $ 213        100%
  Operating, selling, general and administrative....       (162)       (68)          (144)       (67)
  Stock compensation................................         (2)        (1)            (2)        (1)
  Depreciation and amortization.....................        (17)        (7)           (38)       (18)
                                                          -----        ---          -----        ---
    Operating income................................      $  56         24%         $  29         14%
                                                          =====        ===          =====        ===
Liberty Livewire
  Revenue...........................................      $ 129        100%         $ 147        100%
  Operating, selling, general and administrative....       (113)       (88)          (116)       (79)
  Stock compensation................................         --         --             (6)        (4)
  Depreciation and amortization.....................        (16)       (12)           (29)       (20)
                                                          -----        ---          -----        ---
    Operating income (loss).........................      $  --         --%         $  (4)        (3)%
                                                          =====        ===          =====        ===
On Command
  Revenue...........................................      $  61        100%         $  63        100%
  Operating, selling, general and administrative....        (44)       (72)           (57)       (90)
  Depreciation and amortization.....................        (33)       (54)           (34)       (54)
                                                          -----        ---          -----        ---
    Operating loss..................................      $ (16)       (26)%        $ (28)       (44)%
                                                          =====        ===          =====        ===
Other
  Revenue...........................................      $  83           (a)       $  90           (a)
  Operating, selling, general and administrative....       (114)                     (102)
  Stock compensation................................         31                       (44)
  Depreciation and amortization.....................        (27)                     (136)
                                                          -----                     -----
    Operating loss..................................      $ (27)                    $(192)
                                                          =====                     =====

------------------------

(a) Not meaningful.

                                                          SIX MONTHS              SIX MONTHS
                                                            ENDED                   ENDED
                                                           JUNE 30,      % OF      JUNE 30,      % OF
                                                             2002      REVENUE       2001      REVENUE
                                                          ----------   --------   ----------   --------
                                                                   DOLLAR AMOUNTS IN MILLIONS
Starz Encore Group
  Revenue...............................................     $ 474       100%        $ 422       100%
  Operating, selling, general and administrative........      (304)      (64)         (276)      (66)
  Stock compensation....................................        (3)       (1)           (4)       (1)
  Depreciation and amortization.........................       (34)       (7)          (77)      (18)
                                                             -----       ---         -----       ---
    Operating income....................................     $ 133        28%        $  65        15%
                                                             =====       ===         =====       ===
Liberty Livewire
  Revenue...............................................     $ 264       100%        $ 302       100%
  Operating, selling, general and administrative........      (226)      (85)         (240)      (79)
  Stock compensation....................................         1        --           (11)       (4)
  Depreciation and amortization.........................       (34)      (13)          (64)      (21)
                                                             -----       ---         -----       ---
    Operating income (loss).............................     $   5         2%        $ (13)       (4)%
                                                             =====       ===         =====       ===
On Command
  Revenue...............................................     $ 118       100%        $ 125       100%
  Operating, selling, general and administrative........       (86)      (73)         (108)      (86)
  Depreciation and amortization.........................       (67)      (57)          (41)      (33)
                                                             -----       ---         -----       ---
    Operating loss......................................     $ (35)      (30)%       $ (24)      (19)%
                                                             =====       ===         =====       ===
Other
  Revenue...............................................     $ 167          (a)      $ 168          (a)
  Operating, selling, general and administrative........      (203)                   (194)
  Stock compensation....................................        48                    (100)
  Depreciation and amortization.........................       (50)                   (304)
                                                             -----                   -----
    Operating loss......................................     $ (38)                  $(430)
                                                             =====                   =====

------------------------

(a) Not meaningful.

    Certain of the Company's consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of certain of the Programming Affiliates' revenue is generated by the sale of advertising on their networks. The prolonged downturn in the economy has had and could continue to have a negative impact on the revenue and operating income of the Programming Affiliates. Such an event could reduce the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings. In addition, a soft economy could reduce consumer disposable income and consumer demand for the products and services of the Programming Affiliates.

    Liberty has one consolidated subsidiary (Pramer) and two equity affiliates (Torneos y Competencias S.A. and Cablevision S.A.) located in Argentina. While Argentina has been in a recession for the past four years, the Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to worsening economic and political conditions in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. While Liberty cannot predict what future impact these economic events will have on its Argentine businesses, it notes that during 2001 and the first half of

2002 these businesses experienced significant adverse effects as customers began extending payments and lenders began tightening credit criteria. See additional discussion below.

CONSOLIDATED SUBSIDIARIES

    STARZ ENCORE GROUP. The majority of Starz Encore Group's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore Group entered into a 25-year affiliation agreement with TCI. TCI cable systems were subsequently acquired by AT&T and operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore Group in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore Group's programming costs increase above certain specified levels. Starz Encore Group's affiliation agreements with other distributors generally provide for payments based on the number of subscribers that receive Starz Encore Group's services.

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

    On October 19, 2001, Starz Encore Group entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provides that either party may unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and Liberty entered into various agreements whereby Starz Encore Group indirectly received payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

    Starz Encore Group's revenue increased 11% and 12% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods. Such increases are primarily due to 25% and 26% increases in average subscription units from all forms of distribution. Subscription units grew at a faster rate than revenue primarily due to a disproportionate increase in units of Thematic Multiplex channels, which have lower subscription fee rates than other channels.

    Starz Encore Group's subscription units at December 31, 2001 and June 30, 2002 are as follows:

                                                               SUBSCRIPTIONS
                                                          -----------------------
                                                          JUNE 30,   DECEMBER 31,
SERVICE OFFERING                                            2002         2001
----------------                                          --------   ------------
                                                                IN MILLIONS
Thematic Multiplex......................................    86.8          76.0
Encore..................................................    20.0          18.6
Starz!..................................................    13.1          13.0
Movieplex...............................................     5.7           6.5
                                                           -----         -----
                                                           125.6         114.1
                                                           =====         =====

    At June 30, 2002, cable, DBS, and other distribution represented 61%, 38% and 1%, respectively, of Starz Encore Group's total subscription units. AT&T Broadband and DirecTV customers generated 27% and 22%, respectively, of Starz Encore Group's revenue for the six months ended June 30, 2002.

    Starz Encore Group's operating, selling, general and administrative expenses increased 13% and 10% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. Such increases are primarily due to an increase in programming license fees and bad debt expense of $10 million related to the bankruptcy filing of Adelphia Communications Corporation.

    Effective January 1, 2002, Liberty and its subsidiaries, including Starz Encore Group, adopted Statement 142. Statement 142 provides that goodwill and indefinite lived intangibles are no longer amortized, but are evaluated periodically for impairment. The decrease in Starz Encore Group's depreciation and amortization is due to the adoption of Statement 142.

    LIBERTY LIVEWIRE. Liberty Livewire's revenue decreased 12% and 13% for the three and six months ended June 30, 2002, respectively, as increases due to acquisitions in the second half of 2001 were more than offset by decreases due to reduced television and motion picture activity and lower television advertising spending.

    Liberty Livewire's operating, selling general and administrative expenses decreased 3% and 6% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods. Such decreases are due to 15% and 13% decreases in variable expenses such as personnel and material costs. General and administrative expenses were relatively comparable over the 2001 and 2002 periods.

    The decrease in Liberty Livewire's depreciation and amortization is due primarily to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

    ON COMMAND. Revenue decreased 3% and 6% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. Such decreases are due primarily to an overall decrease in occupancy rates in the hotel industry and a reduction in average rooms served by On Command. Such decreases were partially offset by an increase in average revenue per room in 2002.

    On Command's operating, selling, general and administrative expenses decreased 23% and 20% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. Such decreases are due to (i) a decrease in repair, maintenance and support expenses that vary with the number of rooms served and (ii) a decrease in research and development and selling, general and administrative expenses due to cost cutting measures instituted in the second half of 2001. In addition, On Command incurred
$8 million and $11 million of restructuring and relocation expenses during the three and six months ended June 30, 2001, respectively.

    OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

    Revenue decreased 8% and less than 1% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. Such decreases are due primarily to (i) a decrease in Pramer's revenue due to the devaluation of the Argentine peso and the recessionary conditions in Argentina and (ii) the transfer of Ascent Network Services to Liberty Livewire in September 2001. These decreases were partially offset by revenue growth at Liberty Digital resulting from the acquisition of AEI Music Network, Inc. ("AEI") in May 2001.

    Operating, selling, general and administrative expenses increased 12% and 5% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. These increases are due primarily to an increase in Liberty Digital's expenses due to the acquisition of AEI and accruals for music royalty fees. These increases were partially offset by a decrease in Pramer's expenses due to economic conditions in Argentina.

    The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The amount reflected in the table is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations and, ultimately, on the final determination of market value when the rights are exercised.

    Depreciation and amortization decreased due to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense decreased 20% for the six months ended June 30, 2002, as compared to the corresponding prior year period. Such decrease is due to a lower average debt balance in 2002, as compared to 2001, and lower interest rates on certain subsidiary debt.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income for each of the six month periods ended June 30, 2002 and 2001 was $120 million. Interest and dividend income for the six months ended June 30, 2002 was comprised of interest income earned on invested cash ($25 million), dividends on Vivendi common stock ($29 million), dividends on News Corp. ADSs ($16 million), dividends on ABC Family Worldwide preferred stock ($15 million) and other ($35 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. Liberty's share of losses of affiliates for the six months ended June 30, 2002 and 2001 was $244 million and $2,547 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates, including excess basis amortization and nontemporary declines in value, is presented below:

                                                                      SIX MONTHS
                                                                         ENDED
                                                                       JUNE 30,
                                                     PERCENTAGE   -------------------
                                                     OWNERSHIP      2002       2001
                                                     ----------   --------   --------
                                                                      AMOUNTS IN
                                                                       MILLIONS
Discovery..........................................     50%        $ (25)       (156)
QVC................................................     42%           72           5
UnitedGlobalCom....................................     74%          (60)       (173)
USAI and related investments.......................      *            20         (40)
Jupiter............................................     36%          (14)        (47)
Telewest...........................................     25%          (68)     (1,649)
Gemstar............................................      *            --        (133)
Teligent...........................................      *            --         (85)
Other..............................................   Various       (169)       (269)
                                                                   -----      ------
                                                                   $(244)     (2,547)
                                                                   =====      ======

------------------------

*   No longer an equity affiliate

    At June 30, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,762 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Amortization aggregating $520 million for the six months ended June 30, 2001 is included in share of losses of affiliates. Upon adoption of Statement 142, Liberty discontinued amortizing equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 will be allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets will be amortized over their estimated useful lives. Unless otherwise noted below, the change in share of earnings (losses) of affiliates from 2001 to 2002 is due primarily to the elimination of excess basis amortization in 2002. Liberty expects to continue to record share of losses in its affiliates for the foreseeable future.

    DISCOVERY. Exclusive of the effects of excess basis amortization, Liberty's share of losses of Discovery decreased from $63 million in 2001 to $25 million in 2002. Such decrease is due to improved operating income, which resulted from a decrease in operating expenses. Discovery's revenue was relatively comparable over the 2001 and 2002 periods as increases in affiliate revenue offset decreases in advertising revenue.

    QVC. Exclusive of the effects of excess basis amortization, Liberty's share of earnings of QVC increased from $60 million in 2001 to $72 million in 2002. Such increase is due to increased revenue and operating margins.

    UNITEDGLOBALCOM. Liberty's share of UnitedGlobalCom's net loss included excess basis amortization of $25 million for the six months ended June 30, 2001. Excluding the effects of excess basis amortization, Liberty's share of UnitedGlobalCom's net loss decreased from $148 million in 2001 to $60 million in 2002. Such decrease is due to decreases in UGC's net loss related to
(i) increased foreign currency gains, (ii) improved operating margins in 2002 due to cost control measures, (iii) impairment and restructuring charges recorded in 2001, (iv) lower amortization in 2002 due to the implementation of Statement 142, and (v) lower interest expense in 2002 due to the extinguishment of certain of its debt.

    USAI. Prior to May 7, 2002, USAI owned and operated businesses in television production, electronic retailing, ticketing operations, and internet services. Liberty held 74.4 million shares of USAI's common stock and shares and other equity interests in certain subsidiaries of USAI that were exchangeable for an aggregate of 79.0 million shares of USAI common stock.

    On May 7, 2002, Liberty, USAI and Vivendi consummated a series of transactions. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to Vivendi Universal Entertainment, a partnership controlled by Vivendi, in exchange for cash and common and preferred interests in VUE. In connection with these transactions, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from Liberty 25 million shares of common stock of USAI, approximately 38.7 million shares of USANi LLC, which are exchangeable, on a one-for-one basis, for shares of USAI common stock, and all of Liberty's approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. In connection with this transaction, Liberty agreed to restrictions on its ability to transfer 9.5 million of such shares prior to November 2003. Liberty recognized a loss of $814 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished including goodwill of $514 million which is allocable to the reporting unit holding the USAI interests. Liberty owns approximately 3% of Vivendi and accounts for such investment as an available-for-sale security.

    Subsequent to the Vivendi transaction with USAI, USAI was renamed USA Interactive, and Liberty owns approximately 89.7 million shares or 22% of USA Interactive. Due to certain governance arrangements which limit its ability to exert significant influence over USA Interactive, Liberty accounts for such investment as an available-for-sale security. Prior to the Vivendi transaction, Liberty accounted for its investment in USAI using the equity method. Share of earnings in 2002 are for the period through May 7, 2002.

    JUPITER. Exclusive of the effects of excess basis amortization, Liberty's share of Jupiter's losses decreased from $40 million in 2001 to $14 million in 2002. Such decrease is due to increased revenue and operating margins, which translated to a reduced net loss in 2002.

    TELEWEST. Liberty's share of Telewest's net loss included excess basis amortization of $98 million and a nontemporary decline in value of $1,403 million in 2001. Excluding the effects of the excess basis amortization and the nontemporary decline in value, Liberty's share of Telewest's net loss decreased from $148 million to $68 million due to a $348 million decrease in Telewest's net loss. Telewest's net loss decreased due to (1) the adoption of Statement 142 and the corresponding elimination of goodwill amortization,
(2) lower foreign currency transaction losses and (3) higher operating margins.

    LOSSES ON DISPOSITIONS. Aggregate net losses from dispositions during the six months ended June 30, 2002 and 2001 were $397 million and $58 million, respectively. The following table provides information regarding significant components of gains (losses) from dispositions.

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
New United Transaction......................................   $ 123         --
Exchange of USAI equity securities for Vivendi common
  stock.....................................................    (814)        --
Sale of Telemundo Communications Group......................     344         --
Merger of Viacom and BET Holdings II, Inc...................      --        570
Merger of AOL and Time Warner...............................      --        253
Exchange of Gemstar common stock for News Corp ADSs.........      --       (764)
Other, net..................................................     (50)      (117)
                                                               -----       ----
  Total.....................................................   $(397)       (58)
                                                               =====       ====

    See notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of the foregoing transactions.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Change in fair value of exchangeable debenture call option
  feature...................................................   $  528         6
Change in time value of fair value hedges...................     (272)       (8)
Change in fair value of Sprint PCS narrow-band collar.......    1,620        --
Change in fair value of AOL Time Warner put options.........     (378)       --
Change in fair value of other derivatives not designated as
  hedging instruments(1)....................................       76      (615)
                                                               ------      ----
  Total realized and unrealized gains, net..................   $1,574      (617)
                                                               ======      ====

------------------------

(1) Comprised primarily of put spread collars and forward foreign exchange contracts.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During the six months ended June 30, 2002 and 2001, Liberty determined that certain of its other investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $5,134 million and $604 million, before deducting a deferred tax benefit of $2,002 million and $239 million, respectively. Nontemporary declines (before related tax benefit) are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
AOL Time Warner.............................................   $2,349       --
The News Corporation........................................    1,393       --
Sprint PCS..................................................    1,036       --
Other.......................................................      356      604
                                                               ------      ---
                                                               $5,134      604
                                                               ======      ===

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Liberty and its subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, the Company determined that the carrying value of certain of its reporting units (including allocated goodwill) was not recoverable. Accordingly, the Company recorded an impairment loss of $1,778 million, net of related taxes, as the cumulative effect of a change in accounting principle for the six months ended June 30, 2002. This transitional impairment loss includes an adjustment of $37 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded. As certain affiliates have not completed their Statement 142 analysis, Liberty may record additional transition impairment losses in the future. The Company recorded a $545 million increase in net earnings, net of related taxes, for the six months ended June 30, 2001 in connection with the adoption of Statement 133. See note 2 to the accompanying condensed consolidated financial statements.

MATERIAL CHANGES IN FINANCIAL CONDITION

    Although Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, and proceeds from asset sales, Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its future cash requirements and planned commitments. Liberty's borrowings of debt aggregated $177 million and $2,219 million for the six months ended June 30, 2002 and 2001, respectively. Due to covenant restrictions in the bank credit facilities of its subsidiaries, Liberty is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates.

    Liberty's primary uses of cash in recent years have been investments in and advances to affiliates and acquisitions of consolidated subsidiaries. In this regard, Liberty's investments in and advances to cost and equity method affiliates aggregated $371 million and $684 million, respectively, for the six months ended June 30, 2002 and $1,037 million and $831 million, respectively, for the six months ended June 30, 2001. In addition, Liberty made debt repayments of $790 million and $166 million during the six months ended
June 30, 2002 and 2001, respectively. Liberty also acquired shares pursuant to a previously authorized share buy back program in 2002. During the six months ended June 30, 2002, Liberty purchased 25.7 million shares of its Series A common stock in the open market for $281 million.

    Liberty anticipates that it will continue to fund its existing ventures as they develop and expand their businesses, and that such investments and advances to affiliates will aggregate up to $500 million in the second half of 2002. In addition, Liberty has entered into agreements to purchase controlling interests in several cable and interactive television entities for an aggregate purchase price of approximately $1,100 million. Although Liberty may invest amounts in additional new or existing ventures in 2002, it is unable to quantify such investments at this time. In addition, Liberty has $1,119 million of debt that is required to be repaid or refinanced before June 30, 2003. Liberty intends to fund such investing and financing activities with a combination of available cash and short term investments, borrowings under existing credit facilities, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities. In this regard, during the six months ended June 30, 2002, Liberty received cash proceeds of $423 million upon settlement of equity collars related to its Sprint PCS position, cash proceeds of $484 million from the sale of put options on its AOL Time Warner position and cash proceeds of $679 million from the sale of its investment in Telemundo Communications Group.

    At June 30, 2002, Liberty's consolidated subsidiaries had $1,307 million outstanding and $441 million in unused availability under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers. At
June 30, 2002, one subsidiary of Liberty was not in compliance with one covenant with respect to the ratio of its Senior Debt to cash flow (as defined in the loan agreement). The subsidiary is in discussions with its banks regarding the resolution of this default. The outstanding balance of the subsidiary's bank facility was $94 million at June 30, 2002. All other consolidated subsidiaries were in compliance with their debt covenants at June 30, 2002. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their debt covenants.

    Although On Command expects to be in compliance with the covenants of its bank credit facility through December 31, 2002, On Command currently believes that it will not be in compliance with the leverage ratio covenant as of March 31, 2002 as a result of certain changes to such covenant that take effect for the periods ending subsequent to 2002. On Command intends to seek an amendment to its bank credit facility that would allow On Command to maintain compliance with this covenant. Although no assurance can be given, On Command believes that it will be successful in obtaining such an amendment on acceptable terms to On Command. In the event On Command is unable to obtain an acceptable amendment to its bank credit facility, On Command would seek to refinance its bank credit facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to On Command.

    Based on currently available information and expected future transactions, Liberty expects to receive approximately $190 million in dividend and interest income during the year ended December 31, 2002. Based on current debt levels and current interest rates, Liberty expects to make interest payments of approximately $400 million during the year ended December 31, 2002.

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

    Pursuant to a proposed final judgment agreed to by TCI, AT&T and the United States Department of Justice on December 30, 1998, Liberty transferred all of its beneficially owned securities of Sprint PCS to a trustee prior to the AT&T merger. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, required the Trustee to dispose of a portion of the Sprint Securities held by the trust on or before May 23, 2002, and to dispose of the balance of the Sprint Securities by May 23, 2004. At Liberty's request, the Department of Justice joined Liberty and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. The District Court has approved the motion to terminate the Final Judgment, with the result that the Trustee has no further obligations under the Final Judgment. The Trustee is in the process of returning direct ownership of the Sprint Securities to Liberty.

    On January 30, 2002, Liberty completed a transaction with UnitedGlobalCom pursuant to which UnitedGlobalCom was formed to own Old United. Upon consummation of the New United Transaction, all shares of Old United common stock were exchanged for shares of common stock of UnitedGlobalCom. In addition, Liberty contributed (i) cash consideration of $200 million; (ii) the Belmarken Loan with a carrying value of $496 million and (iii) Senior Notes and Senior Discount Notes of UPC with an aggregate carrying amount of $270 million to UnitedGlobalCom in exchange for 281.3 million shares of Class C common stock of UnitedGlobalCom with a fair value of $1,406 million. Upon consummation of the New United Transaction, Liberty owned an approximate 72% economic interest and a 94% voting interest in UnitedGlobalCom. Subsequent open market purchases of UnitedGlobalCom Class A common stock have increased Liberty's ownership interest to 306.6 million shares or a 74% economic interest. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is currently unable to exercise control of UnitedGlobalCom, and accordingly, Liberty will continue to use the equity method of accounting for its investment.

    Also on January 30, 2002, UnitedGlobalCom acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UnitedGlobalCom's $1,375 million 10 3/4% senior secured discount notes due 2008, which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for Liberty's interest in IDT United of $448 million equaled the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UnitedGlobalCom of debt owed by Liberty to a subsidiary of Old United and the remainder was credited against the $200 million cash contribution by Liberty to UnitedGlobalCom described above. In connection with the New United Transaction, one of Liberty's subsidiaries agreed to loan to a subsidiary of UnitedGlobalCom up to $105 million. As of June 30, 2002, such UnitedGlobalCom subsidiary has borrowed $103 million from the Liberty subsidiary to acquire additional shares of preferred stock and promissory notes issued by IDT United. The 2008 Notes owned by IDT United, together with 2008 Notes acquired by UnitedGlobalCom directly from Liberty referred to above, all of which remain outstanding, represent approximately 98.2% of the outstanding 2008 Notes.

    UnitedGlobalCom and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services. In November 2001, United Australia/Pacific, Inc. ("UAP"), a 50% owned affiliate of UnitedGlobalCom, failed to make interest payments on certain of its senior notes. Following such default, the trustee under the Indenture for UAP's senior notes declared the principal and interest due and payable. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding.

    In February, May and August 2002, UPC failed to make required interest payments on certain of its senior notes. UPC is negotiating the restructuring of its debt instruments. In July 2002, UPC announced an agreement in principle with respect to its recapitalization. Under the terms of the agreement, UPC would exchange approximately $5.4 billion of its debt into equity of a new holding company of UPC ("New UPC"). If the recapitalization is consummated, UnitedGlobalCom would receive approximately 65.5% of New UPC's equity in exchange for UPC debt securities that it owns; third-party noteholders would receive approximately 32.5% of New UPC's equity; and existing preferred and ordinary shareholders, including UnitedGlobalCom, would receive 2% of UPC's equity. The recapitalization is subject to certain approvals and conditions. If UPC is unable to secure the required approvals, it may seek relief under a debt moratorium leading to a suspension of payments or a bankruptcy under applicable laws. Such proceedings could result in material changes in the nature of UPC's business, material changes to UPC's financial condition and results of operations, or UPC's liquidation. In addition, certain other UnitedGlobalCom subsidiaries do not have sufficient working capital to service their debt or other liabilities when due during the next year. As a result of the foregoing, there is substantial doubt about UnitedGlobalCom's ability to continue as a going concern. UnitedGlobalCom's management is taking steps to address these matters. However, no assurance can be given that such steps will be successful.

    Starz Encore Group is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2014. The aggregate amount of the Film Licensing Obligations under these license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films. Nevertheless, required aggregate payments under the Film Licensing Obligations could prove to be significant. Starz Encore Group's estimate of the future minimum obligation related to the Film Licensing Obligations is as follows (amounts in millions):

Remainder of 2002...........................................    $180
2003........................................................     355
2004........................................................     182
2005........................................................      93
2006........................................................     104
Thereafter..................................................     386

    At June 30, 2002, Liberty has guaranteed $473 million of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Substantially all of the debt related to such guaranteed amount is due and payable by Jupiter in September 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that it and the other Jupiter shareholders will make loans or equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately $467 million (of which $305 million has been contributed as of June 30, 2002). Upon such refinancing, Liberty anticipates that the majority of its guarantee of Jupiter debt would be cancelled.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At June 30, 2002, the Guaranteed Obligations aggregated approximately $172 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    AT&T, as the successor to TCI, is the subject of an Internal Revenue Service audit for the 1993-1995 tax years. The IRS has notified AT&T and Liberty that it is considering proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of up to approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS may assert certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty intend to vigorously defend their position. Pursuant to the AT&T Tax Sharing Agreement, Liberty may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this audit. Liberty is currently unable to estimate a range of any such reimbursement, but Liberty believes that any such reimbursement would not be material to its financial position.

    In connection with the private letter ruling received by AT&T with respect to the tax consequences of the Split Off Transaction, Liberty represented to the IRS that, within one year following the Split Off Transaction, Liberty would issue, subject to market and business conditions, at least $250 million to $500 million of its common stock for cash or other assets, and, within two years following the Split Off Transaction, Liberty would issue at least $500 million to $1 billion of its common stock (including any common stock issued during the first year) for cash or other assets. In light of the adverse market and business conditions since the date of the Split Off Transaction, AT&T and Liberty requested a supplemental ruling to modify Liberty's intentions with respect to the issuance of its common stock. In response to such request, the IRS, on May 20, 2002, granted Liberty a one-year extension to issue each of the amounts of stock described above.

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

    Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Historically, Liberty has not hedged the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. During 2001, Liberty entered into a definitive agreement to acquire six regional cable television systems in Germany. That agreement was terminated in April 2002. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate from the date of the agreement to its expected closing date, Liberty had entered into forward purchase contracts with respect to euro 3,106 million as of March 31, 2002. Such contracts generally have terms ranging from 90 to 120 days and can be renewed at their expiration at Liberty's option. During the second quarter of 2002, the value of the euro strengthened and Liberty settled substantially all of its euro contracts. Realized and unrealized gains on Liberty's euro contracts aggregated $39 million during the six months ended June 30, 2002, including and unrealized gains of $6 million on its remaining contracts at June 30, 2002.

    The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to anticipated additional capital contributions to such affiliates, the Company entered into forward sale contracts with respect to yen 8,952 million during the six months ended
June 30, 2002. These contracts have terms similar to the euro forward purchase contracts described above. In addition to the forward sale contracts, the Company entered into collar agreements with respect to yen 18,785 million. These collar agreements have a term of approximately 2 1/2 years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the six months ended

June 30, 2002, the Company had unrealized losses of $14 million related to its yen contracts. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

    Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty believes this best protects it from interest rate risk. Liberty has achieved this appropriate mix by (i) issuing fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity and
(ii) issuing short-term variable-rate debt to take advantage of historically low short-term interest rates. As of June 30, 2002, $3,481 million or 66% of Liberty's debt was composed of fixed rate debt (as adjusted for the effects of interest rate swap agreements) with a weighted average stated interest rate of 5.64%. The Company's variable rate debt of $1,805 million had a weighted average interest rate of 3.64% at June 30, 2002. Had market interest rates been 100 basis points higher (representing an approximate 27% increase over Liberty's variable rate debt effective cost of borrowing) throughout the six months ended June 30, 2002, Liberty would have recorded approximately $9 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the six months ended June 30, 2002, Liberty would have recorded an additional unrealized loss on financial instruments of $100 million.

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

    During the six months ended June 30, 2002, the Company sold put options on
36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million. The put options have not been designated as fair value hedges.

    The following table provides information regarding Liberty's equity and put spread collars and put options at June 30, 2002:

                                                    NO. OF        WEIGHTED       WEIGHTED     WEIGHTED    WEIGHTED
                                                  UNDERLYING       AVERAGE        AVERAGE     AVERAGE     AVERAGE
                                 TYPE OF            SHARES       PUT SPREAD      PUT PRICE   CALL PRICE   YEARS TO
SECURITY                       DERIVATIVE          (000'S)     PRICE PER SHARE   PER SHARE   PER SHARE    MATURITY
--------                 -----------------------  ----------   ---------------   ---------   ----------   --------
AOL....................  Equity collar               36,100           N/A          $ 47         $ 96        3.1
AOL....................  Put option                  36,100          $ 40           N/A          N/A        3.1
AOL....................  Put spread                  21,538          $ 28          $ 49         $118        2.7
Sprint PCS.............  Equity collar(1)           150,506           N/A          $ 25         $ 40        6.0
News Corp..............  Equity collar                5,000           N/A          $ 45         $ 85        2.8
News Corp..............  Put spread                   6,916          $ 20          $ 33         $ 79        3.3
Motorola...............  Equity collar               61,819           N/A          $ 24         $ 45        1.7
Cendant................  Equity collar               26,357           N/A          $ 19         $ 33        3.0
Priceline..............  Equity collar                3,125           N/A          $ 37         $ 92        3.1
GM Hughes..............  Put spread                   1,822          $ 15          $ 27         $ 54        1.3
XM Satellite...........  Equity collar                1,000           N/A          $ 29         $ 51        1.4

------------------------

(1) Includes narrow-band collars

    At June 30, 2002, the fair value of the securities underlying the derivatives in the foregoing table was $3,111 million, (excluding the fair value of the related derivatives) and the total value of Liberty's available-for-sale equity securities was $13,843 million. Had the market price of the remaining available-for-sale securities been 10% lower at June 30, 2002, the aggregate value of such securities would have been $1,073 million lower resulting in an increase to unrealized losses in other comprehensive earnings.

    Had the market price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at June 30, 2002, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    From time to time Liberty enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for Liberty's benefit. Liberty initially posts collateral with the counterparty equal to 10% of the value of the purchased securities Liberty earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, Liberty is required to post cash collateral for the decline, and Liberty records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At June 30, 2002, the aggregate purchase price of third-party debt securities underlying total return debt swap arrangements was $85 million. As of such date, Liberty had posted cash collateral equal to $25 million. In the event the fair value of the purchased debt securities were to fall to zero, Liberty would be required to post additional cash collateral of $60 million.

    In addition, during the six months ended June 30, 2002, Liberty entered into a total return debt swap agreement to purchase up to $250 million aggregate face value of its outstanding senior notes and debentures. Through June 30, 2002, Liberty had directed the counterparty to purchase debt with a face value of $179 million for $177 million, including accrued interest, under this agreement.

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

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    LITIGATION. On July 3, 2002, Angelo, Gordon & Co., L.P., Oaktree Capital Management, L.L.C., Capital Research and Management Company, Goldentree Asset Management, LOP and W.R. Huff CM, L.L.C. (collectively, the "Plaintiffs") commenced a civil lawsuit against Liberty TWSTY Bonds, Inc. ("Liberty TWSTY Bonds"), Liberty Media Corporation ("Liberty"), Liberty Media
International, Inc. and John C. Malone (collectively, the "Defendants") in the United States District Court for the Southern District of New York, entitled ANGELO, GORDON & CO., L.P., ET AL V. LIBERTY TWSTY BONDS, INC., ET AL. (Civil Action 02-CV-5146 (GBD)) (the "Angelo Litigation"). According to their complaint, the Plaintiffs seek (i) a judgment and declaration that (a) the Defendants, as a group and individually, have violated Sections 14(e) and 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder and (b) that Mr. Malone is liable as a control person pursuant to Section 20(a) of the Exchange Act and the rules and regulations promulgated thereunder, (ii) preliminary and permanent injunctive relief enjoining the Defendants, their respective officers, agents, servants, employees, attorneys, affiliates and all other persons acting, directly or indirectly, for, on behalf of or in concert with the Defendants from
(a) proceeding with a tender offer to purchase certain notes and debentures of Telewest Communications plc. ("Telewest") (the "Offer") until the Defendants make appropriate disclosures to correct all of the alleged false and misleading statements and omissions made in their public filings and otherwise concerning Telewest, the Defendants or the Offer, and thereafter prohibiting the Defendants from purchasing or making any tender offer for the Notes for an appropriate period to allow full dissemination of such disclosures to the holders of the Notes and to the marketplace; (b) proceeding with the Offer in violation of Sections 14(e) and 10(b) of the Exchange Act; (c) taking or attempting to take any further steps to acquire any Notes in violation of Sections 14(e) and 10(b) of the Exchange Act; and (d) voting any Notes acquired by the Defendants or their affiliates on or after April 15, 2002 through open market purchases, privately negotiated transactions or the Offer in connection with any restructuring of Telewest, or from voting any equity securities of Telewest into which such Notes may be converted; (iii) an order that any Notes acquired by the Defendants or their affiliates on or after April 15, 2002 through open market purchases, privately negotiated transactions or the Offer shall not be counted as part of any class of Notes or otherwise in connection with any restructuring of Telewest; and (iv) an award of costs and disbursements relating to the proceeding, together with reasonable attorneys' fees, and such further relief that the Court may consider just and proper. Liberty TWSTY Bonds terminated the Offer on July 24, 2002. Liberty believes that the Offer and the related disclosures complied, in all material respects, with the requirements of all applicable securities laws.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       None.

    (b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

DATE                          ITEM                      FINANCIAL
FILED                       REPORTED                 STATEMENTS FILED
---------------------  ------------------  ------------------------------------
April 15, 2002.......  Items 2 and 7       UnitedGlobalCom, Inc. (formerly
                                           known as New UnitedGlobalCom,
                                           Inc.)--Consolidated financials as of
                                           December 31, 2001 and for the period
                                           from February 5, 2001 (Inception) to
                                           December 31, 2001.

                                           UGC Holdings, Inc. (formerly known
                                           as UnitedGlobalCom,
                                           Inc.)--Consolidated financial
                                           statements as of and for the three
                                           years ended December 31, 2001.

                                           Liberty Media Corporation--
                                           Condensed pro forma combined
                                           financial statements as of and for
                                           the year ended December 31, 2001

June 17, 2002........  Items 5 and 7       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA CORPORATION

Date: August 14, 2002                                  By:            /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                                        Charles Y. Tanabe
                                                            SENIOR VICE PRESIDENT AND GENERAL COUNSEL

Date: August 14, 2002                                  By:            /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                                        David J.A. Flowers
                                                               SENIOR VICE PRESIDENT AND TREASURER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: August 14, 2002                                  By:           /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                                       Christopher W. Shean
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)