Form 10-Q
period 2002-09-30
LIBERTY MEDIA CORP /DE/
filed 2002-11-14
CIK 1082114

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20421

                            ------------------------

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

           STATE OF DELAWARE                                84-1288730
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

        12300 LIBERTY BOULEVARD
          ENGLEWOOD, COLORADO
    (Address of principal executive                           80112
               offices)                                     (Zip Code)

       Registrant's telephone number, including area code: (720) 875-5400

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2002 was:

                Series A common stock 2,373,497,555 shares; and
                   Series B common stock 212,045,128 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                  AMOUNTS IN MILLIONS
Assets
Current assets:
  Cash and cash equivalents.................................     $ 1,848           2,077
  Short-term investments....................................         103             397
  Trade and other receivables, net..........................         346             356
  Prepaid expenses and program rights.......................         370             352
  Deferred income tax assets................................         279             311
  Other current assets......................................          41              38
                                                                 -------         -------
    Total current assets....................................       2,987           3,531
                                                                 -------         -------
Investments in affiliates, accounted for using the equity
  method, and related receivables (note 5)..................       7,383          10,076
Investments in available-for-sale securities and other cost
  investments (note 6)......................................      17,787          23,199

Property and equipment, at cost.............................       1,281           1,190
Accumulated depreciation....................................        (338)           (249)
                                                                 -------         -------
                                                                     943             941
                                                                 -------         -------
Intangible assets not subject to amortization (note 2):
  Goodwill..................................................       6,925           9,075
  Franchise costs...........................................         163             163
                                                                 -------         -------
                                                                   7,088           9,238
                                                                 -------         -------

Other intangible assets subject to amortization.............       1,237           1,183
Accumulated amortization....................................        (573)           (445)
                                                                 -------         -------
                                                                     664             738
                                                                 -------         -------

Other assets, at cost, net of accumulated amortization......         513             471
                                                                 -------         -------
    Total assets............................................     $37,365          48,194
                                                                 =======         =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                  AMOUNTS IN MILLIONS
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities..................     $   645             564
  Accrued stock compensation................................         638             833
  Program rights payable....................................         193             240
  Current portion of debt...................................         793           1,143
                                                                 -------         -------
    Total current liabilities...............................       2,269           2,780
                                                                 -------         -------
Long-term debt (note 7).....................................       4,389           4,764
Call option obligations (note 7)............................         602           1,320
Deferred income tax liabilities.............................       5,778           8,977
Financial instrument liabilities (note 6)...................       1,003              --
Other liabilities...........................................         101              97
                                                                 -------         -------
    Total liabilities.......................................      14,142          17,938
                                                                 -------         -------
Minority interests in equity of subsidiaries................         261             133
Obligation to redeem common stock (note 8)..................          39              --
Stockholders' equity (note 8):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................          --              --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,373,439,500 shares at September 30, 2002 and
    2,378,127,544 shares at December 31, 2001...............          24              24
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 212,045,128
    shares at September 30, 2002 and 212,045,288 shares at
    December 31, 2001.......................................           2               2
  Additional paid-in-capital................................      35,874          35,996
  Accumulated other comprehensive earnings (loss), net of
    taxes...................................................      (1,595)            840
  Accumulated deficit.......................................     (11,382)         (6,739)
                                                                 -------         -------
    Total stockholders' equity..............................      22,923          30,123
                                                                 -------         -------
Commitments and contingencies (note 11)
    Total liabilities and stockholders' equity..............     $37,365          48,194
                                                                 =======         =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                          ----------------------   ----------------------
                                                            2002          2001       2002          2001
                                                          --------      --------   --------      --------
                                                                       AMOUNTS IN MILLIONS,
                                                                     EXCEPT PER SHARE AMOUNTS
Revenue:
  Unaffiliated parties..................................   $  525           492      1,548         1,328
  Related parties (note 10).............................       --            29         --           210
                                                           ------        ------    -------       -------
                                                              525           521      1,548         1,538
                                                           ------        ------    -------       -------
Operating costs and expenses:
  Operating, selling, general and administrative........      408           406      1,227         1,207
  Charges from related parties (note 10)................       --             3         --            20
  Stock compensation....................................      (29)          (78)       (75)           37
  Depreciation and amortization.........................       95           241        280           727
  Impairment of long-lived assets (note 2)..............       90            --         90            --
                                                           ------        ------    -------       -------
                                                              564           572      1,522         1,991
                                                           ------        ------    -------       -------
    Operating income (loss).............................      (39)          (51)        26          (453)
Other income (expense):
  Interest expense......................................     (106)         (127)      (321)         (396)
  Dividend and interest income..........................       42            84        162           204
  Share of losses of affiliates, net (note 5)...........     (406)         (680)      (650)       (3,227)
  Losses on dispositions of assets, net (notes 5 and
    6)..................................................       (8)           (9)      (405)          (67)
  Realized and unrealized gains (losses) on financial
    instruments, net (note 6)...........................      699           551      2,273           (66)
  Nontemporary declines in fair value of investments
    (note 6)............................................     (268)          (61)    (5,402)         (665)
  Other, net............................................        2             5         (3)           10
                                                           ------        ------    -------       -------
                                                              (45)         (237)    (4,346)       (4,207)
                                                           ------        ------    -------       -------
    Loss before income taxes and minority interests.....      (84)         (288)    (4,320)       (4,660)
Income tax benefit......................................        5            52      1,447         1,511
Minority interests in losses of subsidiaries............        5            21          8           112
                                                           ------        ------    -------       -------
    Loss before cumulative effect of accounting
      change............................................      (74)         (215)    (2,865)       (3,037)
Cumulative effect of accounting change, net of taxes
  (notes 2 and 7).......................................       --            --     (1,778)          545
                                                           ------        ------    -------       -------
    Net loss............................................   $  (74)         (215)    (4,643)       (2,492)
                                                           ======        ======    =======       =======
Loss per common share (note 3):
  Basic and diluted loss before cumulative effect of
    accounting change...................................   $ (.03)         (.08)     (1.11)        (1.17)
  Cumulative effect of accounting change................       --            --       (.69)          .21
                                                           ------        ------    -------       -------
  Basic and diluted net loss............................   $ (.03)         (.08)     (1.80)         (.96)
                                                           ======        ======    =======       =======
  Weighted average common shares outstanding............    2,584         2,588      2,581         2,588
                                                           ======        ======    =======       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                         ----------------------   ----------------------
                                                           2002          2001       2002          2001
                                                         --------      --------   --------      --------
                                                                       AMOUNTS IN MILLIONS
Net loss...............................................  $   (74)         (215)    (4,643)       (2,492)
                                                         -------       -------    -------       -------

Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments.............       (8)           54       (141)          (97)
  Recognition of previously unrealized losses on
    available-for-sale securities, net.................      162            11      3,229           116
  Unrealized gains (losses) on available-for-sale
    securities.........................................   (1,528)       (3,408)    (5,523)       (1,352)
  Cumulative effect of accounting change (note 2)......       --            --         --           (87)
                                                         -------       -------    -------       -------
    Other comprehensive earnings (loss)................   (1,374)       (3,343)    (2,435)       (1,420)
                                                         -------       -------    -------       -------
    Comprehensive loss.................................  $(1,448)       (3,558)    (7,078)       (3,912)
                                                         =======       =======    =======       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                COMPREHENSIVE
                                                COMMON STOCK       ADDITIONAL      EARNINGS                        TOTAL
                               PREFERRED    --------------------    PAID-IN     (LOSS), NET OF   ACCUMULATED   STOCKHOLDERS'
                                 STOCK      SERIES A   SERIES B     CAPITAL         TAXES          DEFICIT        EQUITY
                               ----------   --------   ---------   ----------   --------------   -----------   -------------
                                                                    AMOUNTS IN MILLIONS
Balance at January 1, 2002...  $      --       24             2       35,996           840           (6,739)       30,123
  Net loss...................         --       --            --           --            --           (4,643)       (4,643)
  Other comprehensive loss...         --       --            --           --        (2,435)              --        (2,435)
  Issuance of common stock
    for acquisitions.........         --       --            --          195            --               --           195
  Purchases of Liberty Series
    A common stock...........         --       --            --         (281)           --               --          (281)
  Liberty Series A common
    stock put options, net of
    cash received............         --       --            --          (36)           --               --           (36)
                               ----------     ---      ---------     -------       -------         --------       -------
Balance at September 30,
  2002.......................  $      --       24             2       35,874        (1,595)         (11,382)       22,923
                               ==========     ===      =========     =======       =======         ========       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                                AMOUNTS IN MILLIONS
                                                                   (SEE NOTE 4)
Cash flows from operating activities:
  Net loss..................................................  $(4,643)        (2,492)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Cumulative effect of accounting change, net of taxes....    1,778           (545)
    Depreciation and amortization...........................      280            727
    Impairment of long-lived assets.........................       90             --
    Stock compensation......................................      (75)            37
    Payments of stock compensation..........................     (114)          (241)
    Share of losses of affiliates, net......................      650          3,227
    Losses on disposition of assets, net....................      405             67
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................   (2,273)            66
    Nontemporary declines in fair value of investments......    5,402            665
    Minority interests in losses of subsidiaries............       (8)          (112)
    Deferred income tax benefit.............................   (1,622)        (1,322)
    Intergroup tax allocation...............................       --           (222)
    Cash payment from AT&T pursuant to tax sharing
     agreement..............................................       --            166
    Other noncash charges...................................       25             21
    Changes in operating assets and liabilities, net of the
     effects of acquisitions and dispositions:
      Receivables...........................................       (5)           (22)
      Prepaid expenses and program rights...................      (46)          (168)
      Payables and accruals.................................       27            143
                                                              -------        -------
      Net cash used by operating activities.................     (129)            (5)
                                                              -------        -------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............     (708)          (901)
  Investments in and loans to cost investees................     (479)        (1,240)
  Net sales of short term investments.......................      424            482
  Cash paid for acquisitions, net of cash acquired..........      (44)          (111)
  Capital expended for property and equipment...............     (150)          (255)
  Cash proceeds from dispositions...........................      920            441
  Other investing activities, net...........................        4             (6)
                                                              -------        -------
      Net cash used by investing activities.................      (33)        (1,590)
                                                              -------        -------
Cash flows from financing activities:
  Borrowings of debt........................................      185          1,340
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............       --          1,028
  Repayments of debt........................................     (902)          (248)
  Purchases of Liberty Series A common stock................     (281)            --
  Proceeds from settlement of financial instruments.........      410            527
  Premium proceeds from financial instruments...............      519             --
  Cash payment from AT&T upon consummation of Split Off
    Transaction.............................................       --            803
  Cash transfers to related parties, net....................       --           (236)
  Other financing activities................................        2            (50)
                                                              -------        -------
      Net cash provided (used) by financing activities......      (67)         3,164
                                                              -------        -------
      Net increase (decrease) in cash and cash
       equivalents..........................................     (229)         1,569
      Cash and cash equivalents at beginning of period......    2,077          1,295
                                                              -------        -------
      Cash and cash equivalents at end of period............  $ 1,848          2,864
                                                              =======        =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company", unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In this regard, Liberty holds a significant number of investments that are accounted for using the equity method. Liberty does not control the decision making process of these affiliates. Accordingly, Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES relies on management of these affiliates and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that Liberty uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

    Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

(2) ACCOUNTING CHANGES

    STATEMENT 142

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which along with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("Statement 141"), was issued in June 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The portion of excess costs on equity method investments that represents goodwill ("equity method goodwill") is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

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

    In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which were measured as of the date of adoption.

    As of the date of adoption, the Company had unamortized goodwill in the amount of $9,075 million, unamortized franchise costs of $163 million and unamortized other identifiable intangible assets in the amount of $738 million, all of which were subject to the transition provisions of Statements 141 and
142. In connection with its adoption of Statement 142, the Company recognized a $1,778 million transitional impairment loss, net of taxes of $25 million, as the cumulative effect of a change in accounting principle. The foregoing transitional impairment loss includes an adjustment of $36 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded. As certain equity method affiliates have not completed their Statement 142 analysis, Liberty expects that it will record additional transition impairment losses before the transition period ends on December 31, 2002.

    As noted above, indefinite lived intangible assets are no longer amortized. Adjusted net loss and loss per common share, exclusive of amortization expense related to goodwill, franchise costs and equity method goodwill are as follows (amounts in millions, except per share amounts):

                                                     THREE MONTHS     NINE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2001            2001
                                                     -------------   -------------
Net loss, as reported..............................       $(215)         (2,492)
Adjustments:
  Goodwill amortization............................         151             464
  Franchise costs amortization.....................           2               7
  Equity method excess costs amortization included
    in share of losses of affiliates...............         161             681
  Income tax effect................................         (74)           (287)
                                                          -----         -------
Net earnings (loss), as adjusted...................       $  25          (1,627)
                                                          =====         =======
Basic and diluted loss per common share, as
  reported.........................................       $(.08)           (.96)
Adjustments:
  Goodwill amortization............................         .06             .18
  Franchise costs amortization.....................          --              --
  Equity method excess costs amortization included
    in share of losses of affiliates...............         .06             .26
  Income tax effect................................        (.03)           (.11)
                                                          -----         -------
Basic and diluted earnings (loss) per common share,
  as adjusted......................................       $ .01            (.63)
                                                          =====         =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Amortization of intangible assets with finite useful lives was $141 million for the nine months ended September 30, 2002. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2002........................................................    $181
2003........................................................     160
2004........................................................     122
2005........................................................     113
2006........................................................      81

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                                          STARZ     LIBERTY       ON
                                                          ENCORE    LIVEWIRE   COMMAND     OTHER      TOTAL
                                                         --------   --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Balance at December 31, 2001...........................   $1,540       440         73       7,022      9,075
  Transition adjustment................................       --       (20)       (24)     (1,698)    (1,742)
  Foreign currency translation.........................       --         4         --          (5)        (1)
  2002 Acquisitions(1).................................       --        --         --         183        183
  Purchase price allocation adjustment for 2001
    acquisition........................................       --        --         --          39         39
  Sale of equity method investments and related
    goodwill...........................................       --        --         --        (539)      (539)
  Impairment of goodwill(1)............................       --        --         --         (90)       (90)
                                                          ------      ----       ----     -------    -------
Balance at September 30, 2002..........................   $1,540       424         49       4,912      6,925
                                                          ======      ====       ====     =======    =======

------------------------

(1) During the nine months ended September 30, 2002, Liberty completed several small acquisitions for aggregate consideration of $328 million, comprised of stock valued at $195 million and cash of $133 million. In connection with these acquisitions, Liberty recorded additional goodwill of $183 million, which represents the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired.

    One of these acquisitions was Liberty's purchase of 38% of the common equity and 85% of the voting power of OpenTV Corp. ("OpenTV"), which when combined with Liberty's previous ownership interest in OpenTV, brought Liberty's total ownership to 41% of the equity and 86% of the voting power of OpenTV. During the period between the execution of the purchase agreement in May 2002 and the consummation of the acquisition in August 2002, OpenTV disclosed that it was lowering its revenue and cash flow projections for 2002 and extending the time before it would be cash flow positive. As a result, OpenTV wrote off all of its separately recorded goodwill. In light of the announcement by OpenTV and the adverse impact on its stock price, as well as other negative factors arising in its industry sector, Liberty determined that the goodwill initially recorded in purchase accounting
    ($90 million) was not recoverable. This assessment is supported by an appraisal performed by an independent third party. Accordingly, Liberty recorded an impairment charge for the entire amount of the goodwill during the third quarter.

    STATEMENT 133

    Effective January 1, 2001, Liberty adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of a change in the fair value of the derivative is recorded in other comprehensive earnings and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

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

(3) LOSS PER COMMON SHARE

    Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The pro forma number of outstanding common shares for periods prior to the Split Off Transaction is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Diluted loss per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the nine months ended
September 30, 2002, are 78 million potential common shares because their inclusion would be anti-dilutive.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(4) SUPPLEMENTAL DISCLOSURES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Cash paid for acquisitions(1):
  Fair value of assets acquired.............................    $441           252
  Net liabilities assumed...................................     (57)         (141)
  Deferred tax asset (liability) recorded...................     (14)            7
  Minority interest.........................................    (131)           (7)
  Common stock issued.......................................    (195)           --
                                                                ----          ----
    Cash paid for acquisitions, net of cash acquired of $89
      million...............................................    $ 44           111
                                                                ====          ====
Cash paid for interest......................................    $388           378
                                                                ====          ====

------------------------

(1) Includes the acquisition of the minority interest in Liberty Digital, Inc.

(5) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of its more significant investments in affiliates:

                                                                                      DECEMBER 31,
                                                               SEPTEMBER 30, 2002         2001
                                                              ---------------------   -------------
                                                              PERCENTAGE   CARRYING     CARRYING
                                                              OWNERSHIP     AMOUNT       AMOUNT
                                                              ----------   --------   -------------
                                                                       AMOUNTS IN MILLIONS
Discovery Communications, Inc. ("Discovery")................         50%    $2,803         2,900
QVC Inc. ("QVC")............................................         42%     2,648         2,543
UnitedGlobalCom, Inc. ("UnitedGlobalCom")...................         74%       108          (418)
USA Interactive (formerly known as USA Networks, Inc.)
  ("USAI")..................................................        N/A         --         2,857
Jupiter Telecommunications Co., Ltd. ("Jupiter")............         36%       749           407
Telewest Communications plc ("Telewest")....................         25%         2            97
Other.......................................................  Various        1,073         1,690
                                                                            ------       -------
                                                                            $7,383        10,076
                                                                            ======       =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table reflects Liberty's share of earnings (losses) of affiliates, including excess basis amortization and nontemporary declines in value:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ----------------------
                                                               2002          2001
                                                             --------      --------
                                                              AMOUNTS IN MILLIONS
Discovery..................................................   $ (47)          (246)
QVC........................................................     105             (1)
UnitedGlobalCom............................................    (355)          (267)
USAI.......................................................      20             48
Jupiter....................................................     (17)           (66)
Telewest...................................................     (92)        (2,126)
Gemstar-TV Guide International, Inc. ("Gemstar")...........      --           (133)
Teligent, Inc..............................................      --            (85)
Other......................................................    (264)          (351)
                                                              -----        -------
                                                              $(650)        (3,227)
                                                              =====        =======

    At September 30, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,496 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Amortization aggregating $681 million for the nine months ended September 30, 2001 is included in share of losses of affiliates. Upon adoption of Statement 142, the Company discontinued amortizing its equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 will be allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets will be amortized over their estimated useful lives.

    Certain of Liberty's affiliates are general partnerships and, as such, each partner is liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.

    UNITEDGLOBALCOM

    UnitedGlobalCom is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. On January 30, 2002, the Company and UnitedGlobalCom completed a transaction (the "New United Transaction") pursuant to which a new holding company, UnitedGlobalCom, Inc. (formerly known as New UnitedGlobalCom, Inc.) was formed to own UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc., "Old United"). Upon consummation of the New United Transaction, all shares of Old United common stock were exchanged for shares of common stock of UnitedGlobalCom. In addition, the Company contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of Old United, with an accreted value of $892 million and a carrying value of $496 million (the "Belmarken Loan") and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. ("UPC"), a subsidiary of Old United, with an aggregate carrying amount of $270 million to UnitedGlobalCom in exchange for 281.3 million shares of Class C common stock of UnitedGlobalCom with a fair value of $1,406 million. Upon consummation of the New United Transaction, Liberty owned

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES an approximate 72% economic interest and a 94% voting interest in UnitedGlobalCom. Subsequent open market purchases of UnitedGlobalCom Class A common stock have increased Liberty's ownership interest to a 74% economic interest. The closing price of UnitedGlobalCom's Class A common stock was $1.64 on September 30, 2002. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is currently unable to exercise control of UnitedGlobalCom, and accordingly, Liberty continues to use the equity method of accounting for its investment.

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

    Also on January 30, 2002, UnitedGlobalCom acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of Old United's $1,375 million 10 3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for the Company's interest in IDT United of approximately
$448 million was equal to the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UnitedGlobalCom of debt owed by Liberty to a subsidiary of Old United, and the remainder was credited against the $200 million cash contribution by Liberty to UnitedGlobalCom described above. In connection with the New United Transaction, a subsidiary of Liberty agreed to loan to a subsidiary of UnitedGlobalCom up to $105 million. As of September 30, 2002, such subsidiary of UnitedGlobalCom has borrowed $103 million from the Liberty subsidiary. Such loan accrues interest at 8% per annum.

    In June 2002, Liberty loaned an aggregate of $5.1 million to the chairman and Chief Executive Officer of UnitedGlobalCom. The loans bear interest at LIBOR plus 2% and are due and payable in December 2002. The loans are collateralized by approximately 5 million shares of UnitedGlobalCom Class B common stock.

    USAI

    Prior to May 7, 2002, USAI owned and operated businesses in television production, electronic retailing, ticketing operations, and internet services. Liberty held 74.4 million shares of USAI's common stock and shares and other equity interests in certain subsidiaries of USAI that were exchangeable for an aggregate of 79.0 million shares of USAI common stock.

    On May 7, 2002, Liberty, USAI and Vivendi Universal, S.A. ("Vivendi") consummated a series of transactions. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to Vivendi Universal Entertainment ("VUE"), a partnership controlled by Vivendi, in exchange for cash, common and preferred interests in VUE and the cancellation of approximately 320.9 million shares of USANi LLC, which were exchangeable on a one-for-one basis for shares of USAI common stock. In connection with these transactions, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from Liberty 25 million shares of common stock of USAI, approximately 38.7 million shares of USANi LLC and all of Liberty's approximate 30% interest

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. In connection with this transaction, Liberty agreed to restrictions on its ability to transfer
9.5 million of such shares prior to November 2003. Liberty recognized a loss of $814 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished including goodwill of $514 million which is allocable to the reporting unit holding the USAI interests. Liberty owns approximately 3% of Vivendi and accounts for such investment as an available-for-sale security.

    Subsequent to the Vivendi transaction with USAI, Liberty owns approximately 20% of USAI. Due to certain governance arrangements which limit its ability to exert significant influence over USAI, Liberty accounts for such investment as an available-for-sale security. Prior to the Vivendi transaction, Liberty accounted for its investment in USAI using the equity method. Share of earnings for USAI in 2002 are for the period through May 7, 2002.

    TELEWEST

    Telewest operates cable television and telephone systems in the United Kingdom, and develops and sells a variety of television programming also in the U.K. At September 30, 2002, Liberty indirectly owned 744.4 million of the issued and outstanding Telewest ordinary shares. The closing price of Telewest's ordinary shares on September 30, 2002 was $0.013 per share.

    During the nine months ended September 30, 2002, Liberty purchased
$370 million and L67 million face amount of Telewest public debt for aggregate cash consideration of $210 million, including accrued interest. Such investments are accounted for as available-for-sale securities.

    On September 30, 2002, Telewest disclosed that it had reached a non-binding preliminary agreement relating to a restructuring of a significant portion of its bonds. The agreement provides for the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 97% of the issued share capital of Telewest immediately after the restructuring. Existing shareholders will retain a 3% interest in Telewest under the proposed restructuring. Telewest has elected to defer payment of interest under certain of its notes, including a payment that was due on November 1, 2002. As a result, Telewest is in default under certain of its financing arrangements. Telewest anticipates that such defaults will be dealt with in connection with the restructuring of its debt.

    During the nine months ended September 30, 2001, Liberty determined that its investment in Telewest experienced a nontemporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value, and the Company recognized a charge of $1,801 million. Such charge is included in share of losses of affiliates.

    OTHER

    In April 2002, Liberty sold its 40% interest in Telemundo Communications Group for cash proceeds of $679 million, and recognized a gain of $344 million (before related tax expense of $134 million).

    During the nine months ended September 30, 2002 and 2001, Liberty recorded nontemporary declines in fair value aggregating $140 million and $163 million, respectively, related to certain of its other equity method investments. Such amount is included in share of losses of affiliates.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Summarized combined results of operations for affiliates are as follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ----------------------
                                                            2002          2001
                                                          --------      --------
                                                           AMOUNTS IN MILLIONS
Revenue.................................................  $10,207         12,779
Operating expenses......................................   (8,350)       (11,539)
Depreciation and amortization...........................   (1,685)        (2,854)
Impairments of long-lived assets........................     (125)            --
                                                          -------       --------
  Operating income (loss)...............................       47         (1,614)
Interest expense........................................   (1,427)        (1,784)
Other, net..............................................     (568)           140
                                                          -------       --------
  Net loss..............................................  $(1,948)        (3,258)
                                                          =======       ========

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities (including related derivative instruments) and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
                                                          AMOUNTS IN MILLIONS
Sprint Corporation ("Sprint").......................     $ 3,427           5,352
AOL Time Warner Inc. ("AOL Time Warner")............       3,615           6,236
The News Corporation Limited ("News Corp.").........       4,050           6,118
Vivendi.............................................         512              --
USA Interactive.....................................       1,739              --
Motorola, Inc.......................................       1,670           1,773
Viacom, Inc. ("Viacom").............................         616             670
United Pan-Europe Communications N.V................          11             741
Other available-for-sale securities.................       1,934           2,386
Other investments, at cost, and related
  receivables.......................................         316             320
                                                         -------         -------
                                                          17,890          23,596
  Less short-term investments.......................        (103)           (397)
                                                         -------         -------
                                                         $17,787          23,199
                                                         =======         =======

    SPRINT PCS

    Liberty and certain of its consolidated subsidiaries collectively are the beneficial owners of shares of Sprint PCS Group Stock and certain other instruments convertible into such securities (the "Sprint Securities"). The Sprint PCS Group Stock is a tracking stock intended to reflect the performance of Sprint's domestic wireless PCS operations. Liberty accounts for its investment in the Sprint Securities as an available-for-sale security. As of September 30, 2002, Liberty beneficially owned approximately 19% of Sprint PCS Group common stock--Series 2.

    Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the March 1999 merger of TCI, Liberty's former parent, and AT&T. The Final Judgment, which was entered by the United States District Court for the District of Columbia on August 23, 1999, required the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities and to dispose of the balance of the Sprint Securities by May 23, 2004.

    At Liberty's request, the DOJ joined Liberty and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. The District Court has approved the motion to terminate the Final Judgment, with the result that the Trustee has no further obligations under the Final Judgment. The Trustee is in the process of returning direct ownership of the Sprint Securities to Liberty, and expects this process to be completed by the end of 2002.

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

    NEWS CORP.

    In May 2001, Liberty consummated a transaction (the "Exchange Transaction") with News Corp. whereby Liberty exchanged 70.7 million shares of Gemstar for
121.5 million News Corp. American Depository Shares ("ADSs") representing preferred, limited voting, ordinary shares of News Corp. Included in losses on dispositions in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001 is a loss of $764 million recognized in connection with the Exchange Transaction based on the difference between the fair value of the securities received by Liberty and the carrying value of the Gemstar shares. In December 2001, Liberty exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million. In connection with these transactions, the Company agreed to restrictions on its ability to transfer certain of the ADSs prior to May 2003. Liberty had previously acquired 51.8 million News Corp. ADSs in 1999 in exchange for Liberty's 50% interest in Fox/Liberty Networks, and had acquired 28.1 million ADSs for $695 million in cash. At September 30, 2002, Liberty owned approximately 18% of the outstanding equity of News Corp. Liberty accounts for its investment in News Corp. as an available-for-sale security.

    VIVENDI AND USA INTERACTIVE

    As more fully described in note 5, Liberty received 37.4 million Vivendi ordinary shares (9.5 million of which are subject to transfer restrictions until November 2003) in exchange for a portion of its investment in USAI and its investment in multiThematiques, S.A., and Liberty retained an approximate 20% ownership interest in USAI.

    VIACOM

    On January 23, 2001, BET Holdings II, Inc. ("BET") was acquired by Viacom in exchange for shares of Class B common stock of Viacom. As a result of the merger, Liberty received 15.2 million shares of Viacom's Class B common stock (less than 1% of Viacom's common equity) in exchange for

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES its 35% ownership interest in BET, which investment had been accounted for using the equity method. Liberty accounts for its investment in Viacom as an available-for-sale security. Liberty recognized a gain of $570 million (before deferred tax expense of $225 million) in the first quarter of 2001 based upon the difference between the carrying value of Liberty's interest in BET and the value of the Viacom securities received.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the nine months ended September 30, 2002 and 2001, Liberty determined that certain of its available-for-sale securities and other cost investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $5,402 million and $665 million, before deducting a deferred tax benefit of $2,107 million and $263 million, respectively. Nontemporary declines (before related tax benefit) are comprised of the following:

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
AOL Time Warner.............................................   $2,349           --
The News Corporation........................................    1,393           --
Sprint PCS..................................................    1,036           --
Other.......................................................      624          665
                                                               ------         ----
                                                               $5,402          665
                                                               ======         ====

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    During the nine months ended September 30, 2002, the Company sold put options on 36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million. The put options have not been designated as fair value hedges, and the fair value of the put options ($1,003 million at September 30, 2002) is included in financial instrument liabilities in the accompanying condensed consolidated balance sheet.

    For derivatives designated either as fair value or cash flow hedges, changes in the time value of the derivatives are excluded from the assessment of hedge effectiveness and are recognized in earnings. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the nine months ended September 30, 2002.

    Investments in available-for-sale securities and related derivative instruments at September 30, 2002 and December 31, 2001 are summarized as follows:

                                                                            SEPTEMBER 30, 2002
                                                        -----------------------------------------------------------
                                                                                   OTHER
                                                          EQUITY      EQUITY    DERIVATIVE       DEBT
                                                        SECURITIES   COLLARS    INSTRUMENTS   SECURITIES    TOTAL
                                                        ----------   --------   -----------   ----------   --------
                                                                            AMOUNTS IN MILLIONS
Cost basis............................................    $16,571        --         (382)          966      17,155
Gross gains recognized in earnings....................         --     3,720        2,603            --       6,323
Gross losses recognized in earnings...................     (4,524)       --           --            --      (4,524)
Gross unrealized holding gains........................        375        --           --            55         430
Gross unrealized holding losses.......................     (2,001)       --           --           (21)     (2,022)
                                                          -------     -----        -----         -----      ------
  Fair value..........................................    $10,421     3,720        2,221         1,000      17,362
                                                          =======     =====        =====         =====      ======

                                                                             DECEMBER 31, 2001
                                                        -----------------------------------------------------------
                                                                                   OTHER
                                                          EQUITY      EQUITY    DERIVATIVE       DEBT
                                                        SECURITIES   COLLARS    INSTRUMENTS   SECURITIES    TOTAL
                                                        ----------   --------   -----------   ----------   --------
                                                                            AMOUNTS IN MILLIONS
Cost basis............................................    $19,310        --         (382)        1,457      20,385
Gross gains recognized in earnings....................         84     1,785          315            --       2,184
Gross losses recognized in earnings...................     (1,802)       --           --            --      (1,802)
Gross unrealized holding gains........................      2,069        --           --            94       2,163
Gross unrealized holding losses.......................       (124)       --           --           (46)       (170)
                                                          -------     -----        -----         -----      ------
  Fair value..........................................    $19,537     1,785          (67)        1,505      22,760
                                                          =======     =====        =====         =====      ======

    Management estimates that the aggregate fair market value of all of its investments in available-for-sale securities and other cost investments approximated their aggregate carrying value at September 30, 2002 and December 31, 2001. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    FORWARD FOREIGN EXCHANGE CONTRACTS

    Historically, the Company has not hedged the majority of its foreign currency exchange risk because of the long term nature of its interests in foreign affiliates. During 2001, the Company entered into a definitive agreement to acquire six regional cable television systems in Germany. A portion of the consideration for such acquisition, which has been terminated by mutual agreement, was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate from the date of the agreement to its expected closing, Liberty entered into forward purchase contracts with respect to euro 3,106 million as of March 31, 2002. Liberty is not accounting for the forward purchase contracts as hedges. Liberty settled substantially all of these euro contracts in 2002. Realized and unrealized gains on Liberty's euro contracts aggregated $39 million during the nine months ended September 30, 2002.

    The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to anticipated additional capital contributions to such affiliates, the Company entered into forward sale contracts with respect to Y8,952 million ($73.5 million at September 30, 2002) during the nine months ended September 30, 2002. In addition to the forward sale contracts, the Company entered into collar agreements with respect to Y18,785 million ($154.3 million at September 30, 2002). These collar agreements have a remaining term of approximately two years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. Liberty is not accounting for the forward sale contracts or yen collars as hedges. During the nine months ended September 30, 2002, the Company had unrealized losses of $8 million related to its yen contracts.

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

    At September 30, 2002, the aggregate purchase price of debt securities underlying Liberty's total return debt swap arrangements was $286 million, including $200 million related to purchases of Liberty's senior notes and senior debentures. As of such date, the Company had posted cash collateral equal to $65 million. In the event the fair value of the purchased debt securities were to fall to zero, the Company would be required to post additional cash collateral of $221 million. The posting of such cash collateral and the related settlement of the agreements with respect to Liberty's senior notes and senior debentures would reduce the Company's outstanding debt by an equal amount.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    REALIZED AND UNREALIZED GAINS ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments during the nine months ended September 30, 2002 and 2001 are comprised of the following:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Change in fair value of exchangeable debenture call option
  feature...................................................   $  718          250
Change in time value of fair value hedges...................     (147)         283
Change in fair value of Sprint PCS narrow-band collar.......    2,067           --
Change in fair value of AOL Time Warner put options.........     (519)          --
Change in fair value of other derivatives not designated as
  hedging instruments(1)....................................      154         (599)
                                                               ------        -----
  Total realized and unrealized gains (losses), net.........   $2,273          (66)
                                                               ======        =====

------------------------

(1) Comprised primarily of put spread collars and forward foreign exchange contracts.

(7) LONG-TERM DEBT

    Debt is summarized as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
                                                          AMOUNTS IN MILLIONS
Parent company debt:
  Senior Notes......................................     $  983              982
  Senior Debentures.................................      1,486            1,486
  Senior exchangeable debentures....................        863              858
  Bank debt.........................................        475              675
  Other debt........................................         --              288
                                                         ------          -------
                                                          3,807            4,289
                                                         ------          -------
Debt of subsidiaries:
  Bank credit facilities............................      1,293            1,408
  Other debt........................................         82              210
                                                         ------          -------
                                                          1,375            1,618
                                                         ------          -------
  Total debt........................................      5,182            5,907
Less current maturities.............................       (793)          (1,143)
                                                         ------          -------
  Total long-term debt..............................     $4,389            4,764
                                                         ======          =======

    SENIOR NOTES AND DEBENTURES

    Liberty has issued $750 million of 7 7/8% Senior Notes due 2009,
$500 million of 8 1/2% Senior Debentures due 2029, $1 billion of 8 1/4% Senior Debentures due 2030, and $237.8 million of 7 3/4% Senior Notes due 2009. Interest on these issuances is payable semiannually.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $19 million at September 30, 2002 and $20 million at December 31, 2001, which is being amortized to interest expense in the condensed consolidated statements of operations over the term to maturity.

    SENIOR EXCHANGEABLE DEBENTURES

    In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Interest is payable on May 15 and November 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of
22.9486 shares of Sprint PCS Group Stock. After the date Liberty's ownership level of Sprint PCS Group Stock falls below 10%, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash. Liberty's ownership in Sprint PCS was 19% at September 30, 2002. On or after November 15, 2003, Liberty, at its option, may redeem the debentures, in whole or in part, for cash.

    In February and March 2000, Liberty issued an aggregate of $810 million of 3 3/4% Senior Exchangeable Debentures due 2030. Interest is payable on
February 15 and August 15 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group Stock. After the date Liberty's ownership level of Sprint PCS Group Stock falls below 10%, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group Stock or a combination thereof. Prior to such time, the exchange value must be paid in cash. On or after February 15, 2004, Liberty, at its option, may redeem the debentures, in whole or in part, for cash.

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

    Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES to the $1,418 million of exchangeable debentures issued during the three months ended March 31, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debentures using the effective interest method. Such accretion aggregated $5 million and $4 million during the nine months ended September 30, 2002 and 2001, respectively, and is included in interest expense.

    BANK CREDIT FACILITIES

    At September 30, 2002, Liberty's subsidiaries had $1,293 million outstanding and $405 million in unused lines of credit under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

    At September 30, 2002, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary is in discussions with its banks regarding the resolution of these defaults. The outstanding balance of the subsidiary's bank facility was $94 million at September 30, 2002, all of which is included in current portion of debt. All other consolidated borrowers were in compliance with their debt covenants at September 30, 2002. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at September 30, 2002 is as follows (amounts in millions):

Senior Notes of parent company..............................   $1,036
Senior Debentures of parent company.........................   $1,498
Senior exchangeable debentures of parent company, including
  call option obligation....................................   $1,962

    Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at September 30, 2002.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at September 30, 2002........................   $5,182
Add:
  Unamortized issue discount on Senior Notes and
    Debentures..............................................       19
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,233
                                                               ------
    Face amount at maturity.................................   $7,434
                                                               ======

(8) STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of September 30, 2002, no shares of preferred stock were issued.

    COMMON STOCK

    The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

    As of September 30, 2002, there were 48.1 million shares of Liberty
Series A common stock and 27.5 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    PURCHASES OF SERIES A COMMON STOCK

    During the nine months ended September 30, 2002, the Company purchased
25.7 million shares of its Series A common stock in the open market for aggregate cash consideration of $281 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

    Also during the nine months ended September 30, 2002, the Company sold put options on 6.6 million shares of its Series A common stock for cash proceeds of $3 million. Put options with respect to 2.0 million shares expired prior to September 30, 2002, and the Company net cash settled the contracts for less than $1 million. The remaining put options expire in the fourth quarter of 2002 and the first quarter of 2003 and have a weighted average strike price of $8.45. The Company accounts for these put options pursuant to EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK" ("EITF 00-19"). The put option contracts meet the requirements of EITF 00-19 for initial classification as equity at fair value. Due to the assumption of physical settlement and the requirement for the delivery of cash as part of physical settlement, the cash redemption amount has been reclassified from equity to "obligation to redeem common stock" in the accompanying condensed consolidated balance sheet.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9) TRANSACTIONS WITH OFFICERS AND DIRECTORS

    In connection with the merger of TCI and AT&T in March 1999 (the "AT&T Merger"), an employment agreement between the Company's Chairman and TCI was assigned to the Company.

    The Chairman's employment agreement provides, among other things, for deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at September 30, 2002 is $1.5 million, and is included in other liabilities in the accompanying condensed consolidated balance sheet.

    The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date payment commences ($73,307 per month as of September 30, 2002). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at September 30, 2002 is $17.6 million dollars, and is included in other liabilities in the accompanying condensed consolidated balance sheet.

    The Company's chairman deferred a portion of his monthly compensation under his previous employment agreements with TCI. The Company assumed the obligation to pay that deferred compensation in connection with the AT&T Merger. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $9.3 million at September 30, 2002 and is included in other liabilities, will be payable under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

    During the third quarter of 2002, Liberty transferred an indirect 1% beneficial ownership interest in 55.5 million shares of Sprint PCS stock and related collar agreements to Liberty TP Management, Inc. ("Liberty TP Management") in exchange for an $8.9 million note payable, which accrues interest at 5%. Liberty's Chairman holds all of the outstanding common stock of TP Investment, Inc., which in turn owns (1) all of the Class B preferred stock of Liberty TP Management and (2) a 5% membership interest, representing a 50% voting interest, in Liberty TP LLC. Liberty TP LLC holds 20.6% of the common equity and 27.2% of the voting power of Liberty TP Management. Liberty indirectly holds the remaining interests in Liberty TP LLC and Liberty TP Management.

    During the first quarter of 2002, the Company reduced the exercise price of
2.3 million stock options previously granted to three executive officers from a weighted average exercise price of $21.66 to $14.70, which new exercise price exceeded the closing market price of Liberty Series A common stock on the date of repricing. As a result of such repricing, these options are now accounted for as variable plan awards. Options held by Liberty's Chairman, Chief Executive Officer and Chief Operating Officer were not included in the foregoing repricing.

    Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the Company. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase in the aggregate, 2 million restricted shares of AT&T Liberty Media Group tracking stock. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

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

    During the first quarter of 2000, an executive officer of Liberty
Digital, Inc. ("Liberty Digital"), a subsidiary of Liberty, exercised certain of his stock options with tandem stock appreciation rights that had been granted by Liberty Digital. In order to satisfy Liberty Digital's obligations under the stock option agreement, Liberty Digital and Liberty offered to provide, and the executive agreed to accept, a combination of cash and AT&T Liberty Media Group tracking stock in lieu of a cash payment. Accordingly, Liberty paid cash of $50 million and caused AT&T to issue 5.8 million shares to the executive officer in the first quarter of 2001.

    During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from a then-executive officer and director of On Command (the "On Command Executive"), who is also a director of Liberty, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was effective was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

    During the third quarter of 2000, On Command issued 13,500 shares of its Series A, $.01 Par Value Convertible Participating Preferred Stock ("Series A Preferred Stock"), to the On Command Executive, in exchange for a $21.1 million promissory note. The promissory note is secured by the Series A Preferred Stock or proceeds thereon, and the former executive officer's personal obligations under such promissory note are limited to 25% of the face amount of the note and related accrued interest. The note, which may not be prepaid, is due and payable on August 1, 2005, and interest on the note accrues at a rate of 7% per annum, compounded quarterly.

(10) TRANSACTIONS WITH RELATED PARTIES

    Pramer S.C.A., a consolidated subsidiary of Liberty, provides uplink services and programming to several equity affiliates in South America. Total revenue for such services aggregated $13 million and $14 million for the nine months ended September 30, 2002 and 2001, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for the period in 2001 prior to the Split Off Transaction for services provided to AT&T were $210 million.

    Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods were reasonable. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $20 million for the period in 2001 prior to the Split Off Transaction.

(11) COMMITMENTS AND CONTINGENCIES

    Starz Encore Group LLC ("Starz Encore"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at September 30, 2002 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2002 is payable as follows: $66 million in 2002; $81 million in 2003; $27 million in 2004; and $18 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released, but are not available to Starz Encore until some future date. These amounts have not been accrued at September 30, 2002. Starz Encore's estimate of amounts payable under these agreements is as follows: $21 million in 2002; $345 million in 2003; $164 million in 2004; $101 million in 2005;
$112 million in 2006; and $416 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts could prove to be significant. Starz Encore's total film rights expense aggregated $270 million and $250 million for the nine months ended September 30, 2002 and 2001, respectively.

    At September 30, 2002, Liberty has guaranteed $475 million (Y57.5 billion) of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Substantially all of the debt related to such guaranteed amount is due and payable by Jupiter in December 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that it and the other Jupiter shareholders will make loans or equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately
$467 million (of which $305 million has been contributed as of September 30, 2002). Upon such refinancing, Liberty anticipates that the majority of its guarantee of Jupiter debt would be cancelled.

    Liberty has guaranteed transponder and equipment lease obligations of one of its investees ("Sky Latin America"). At September 30, 2002, the Company's guarantee of the remaining obligations due under such agreements aggregated
$116 million. Subsequent to September 30, 2002, Globo Communicacoes e Participacoes ("GloboPar"), another investor in Sky Latin America, announced that it was reevaluating its capital structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At September 30, 2002, the Guaranteed Obligations aggregated approximately $53 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements.

    Starz Encore entered into a 25-year affiliation agreement in 1997 with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems. The affiliation agreement further provides that to the extent Starz Encore's programming costs increase above or decrease below amounts specified in the agreement, then AT&T Broadband's payments under the affiliation agreement will be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001. Excess programming costs payable by AT&T Broadband could be significantly larger in future years.

    By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning interpretations of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore believes the position expressed by AT&T Broadband to be without merit. On July 10, 2001, Starz Encore initiated a lawsuit against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, for breach of contract and collection of damages and costs.

    On October 19, 2001, Starz Encore entered into a standstill and tolling agreement with AT&T Broadband whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provided that either party might unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and the Company entered into various agreements whereby Starz Encore indirectly received payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

    On September 5, 2002, Starz Encore and AT&T Broadband jointly moved the court to extend the stay pending further negotiations in light of the proposed corporate transaction in which AT&T Broadband and Comcast Corporation would become subsidiaries of a new entity, AT&T Comcast Corporation. On October 2, 2002, the court granted the parties' joint request that the stay be extended to and including January 31, 2003, on condition that the parties undertake efforts to settle the dispute

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES through a third-party mediator. The parties have also extended their standstill and tolling agreement through to the conclusion of the extended stay.

    AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1995 tax years. The IRS has notified AT&T and Liberty that it is proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS has proposed certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty are vigorously defending their position. Pursuant to the AT&T Tax Sharing Agreement, Liberty may be obligated to reimburse AT&T for any tax that AT&T is ultimately assessed as a result of this audit. Liberty is currently unable to estimate any such tax liability and resulting reimbursement.

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

(12) INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

    Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue, net earnings (loss) or total assets; and those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty's pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated for segment reporting purposes. The segment presentation for prior periods has been conformed to correspond to the current period segment presentation.

    For the nine months ended September 30, 2002, Liberty had four operating segments: Starz Encore, Liberty Livewire, On Command and Other. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States and is wholly owned and consolidated by Liberty. Liberty Livewire provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts and is majority owned and consolidated by Liberty. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

    The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in Liberty's summary of significant accounting policies. Liberty evaluates performance based on the financial measures of revenue and operating cash flow (as defined by Liberty), appreciation in stock price and non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow is a widely used financial measure of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash provided by operating activities and other measures of financial performance prepared in accordance with

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology, distribution channels and marketing strategies.

    Liberty utilizes the following financial information for purposes of allocating resources to a segment and assessing a segment's performance:

                                                     STARZ     LIBERTY       ON
                                                     ENCORE    LIVEWIRE   COMMAND     OTHER      TOTAL
                                                    --------   --------   --------   --------   --------
                                                                    AMOUNTS IN MILLIONS
Performance Measures:
Nine months ended September 30, 2002
  Revenue.........................................   $  717      394        179          258      1,548
  Operating cash flow (deficit)...................   $  269       57         50          (55)       321
Nine months ended September 30, 2001
  Revenue.........................................   $  639      445        184          270      1,538
  Operating cash flow (deficit)...................   $  237       74         31          (31)       311
Balance Sheet Information:
As of September 30, 2002
  Total assets....................................   $2,842      878        416       33,229     37,365
  Investments in affiliates.......................   $  139       --         --        7,244      7,383

    The following table provides a reconciliation of segment operating cash flow to loss before income taxes and minority interest:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                                 AMOUNTS IN
                                                                  MILLIONS
Segment operating cash flow................................  $   321        311
Stock compensation.........................................       75        (37)
Depreciation and amortization..............................     (280)      (727)
Impairment of long-lived assets............................      (90)        --
Interest expense...........................................     (321)      (396)
Share of losses of affiliates..............................     (650)    (3,227)
Nontemporary declines in fair value of investments.........   (5,402)      (665)
Realized and unrealized gains (losses) on financial
  instruments, net.........................................    2,273        (66)
Other, net.................................................     (246)       147
                                                             -------     ------
Loss before income taxes and minority interests............  $(4,320)    (4,660)
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

    Liberty's most significant consolidated subsidiaries at September 30, 2002, were Starz Encore Group LLC, Liberty Livewire Corporation and On Command Corporation. These businesses are either wholly or majority owned and are controlled by Liberty and, accordingly, the results of operations of these businesses are included in the consolidated results of Liberty for the periods in which they were wholly or majority owned and controlled.

    A significant portion of Liberty's operations are conducted through entities in which Liberty does not have a controlling financial interest but in which it does have the ability to exercise significant influence over the investee's operating and financial policies. These businesses are accounted for using the equity method of accounting. Accordingly, Liberty's share of the results of operations of these businesses is reflected in the consolidated results of Liberty as earnings or losses of affiliates. Included in Liberty's investments in affiliates at September 30, 2002 were Discovery Communications, Inc.,
QVC Inc., UnitedGlobalCom, Inc., Jupiter Telecommunications Co., Ltd. and Telewest Communications plc.

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

    Prior to the Split Off Transaction, AT&T owned all the outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of Liberty. On August 9, 2001, Liberty increased its authorized capital stock, and the Liberty Class A and Class B Common Stock was reclassified as Series A common stock and the Class C Common Stock was reclassified as Series B common stock. Effective August 10, 2001, AT&T effected the split off of Liberty from AT&T by means of a redemption of AT&T Liberty Media Group tracking stock. In the Split Off Transaction, each share of Class A and Class B AT&T Liberty Media Group tracking stock was exchanged for one share of Liberty Series A common stock and Series B common stock, respectively. Upon completion of the Split Off Transaction, Liberty ceased to be a subsidiary of AT&T, and no shares of AT&T Liberty Media Group tracking stock remain outstanding. The Split Off Transaction has been accounted for at historical cost.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Liberty Livewire provides sound, video and ancillary post-production and distribution services to the motion picture and television industries principally in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. Due to the significance of their operations and to enhance the reader's understanding, separate financial data has been provided below for Starz Encore, Liberty Livewire and On Command. Included in the other category are Liberty's other consolidated subsidiaries and corporate expenses. Liberty's other consolidated subsidiaries include DMX Music, True Position, OpenTV Corp., Pramer S.C.A. and Liberty Cablevision of Puerto Rico. DMX Music is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. True Position provides equipment and technology that deliver location-based services to wireless users worldwide. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Pramer is an owner and distributor of cable programming services primarily in Argentina. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                                      THREE MONTHS               THREE MONTHS
                                                          ENDED                      ENDED
                                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
                                                          2002        REVENUE        2001        REVENUE
                                                      -------------   --------   -------------   --------
                                                                  DOLLAR AMOUNTS IN MILLIONS
Starz Encore
  Revenue...........................................       $ 243        100%          $ 217        100%
  Operating, selling, general and administrative....        (144)       (59)           (126)       (58)
  Stock compensation................................          (2)        (1)             (2)        (1)
  Depreciation and amortization.....................         (17)        (7)            (39)       (18)
                                                           -----        ---           -----        ---
    Operating income................................       $  80         33%          $  50         23%
                                                           =====        ===           =====        ===
Liberty Livewire
  Revenue...........................................       $ 130        100%          $ 143        100%
  Operating, selling, general and administrative....        (111)       (85)           (131)       (92)
  Stock compensation................................          (1)        (1)             11          8
  Depreciation and amortization.....................         (17)       (13)            (33)       (23)
                                                           -----        ---           -----        ---
    Operating income (loss).........................       $   1          1%          $ (10)        (7)%
                                                           =====        ===           =====        ===
On Command
  Revenue...........................................       $  61        100%          $  58        100%
  Operating, selling, general and administrative....         (43)       (71)            (45)       (78)
  Depreciation and amortization.....................         (33)       (54)            (35)       (60)
                                                           -----        ---           -----        ---
    Operating loss..................................       $ (15)       (25)%         $ (22)       (38)%
                                                           =====        ===           =====        ===
Other
  Revenue...........................................       $  91         (a)          $ 103         (a)
  Operating, selling, general and administrative....        (110)                      (107)
  Stock compensation................................          32                         69
  Depreciation and amortization.....................         (28)                      (134)
  Impairment of long-lived assets...................         (90)                        --
                                                           -----                      -----
    Operating loss..................................       $(105)                     $ (69)
                                                           =====                      =====

------------------------

(a) Not meaningful.

                                                       NINE MONTHS                NINE MONTHS
                                                          ENDED                      ENDED
                                                      SEPTEMBER 30,     % OF     SEPTEMBER 30,     % OF
                                                          2002        REVENUE        2001        REVENUE
                                                      -------------   --------   -------------   --------
                                                                  DOLLAR AMOUNTS IN MILLIONS
Starz Encore
  Revenue...........................................      $ 717          100%        $ 639         100%
  Operating, selling, general and administrative....       (448)         (62)         (402)        (63)
  Stock compensation................................         (5)          (1)           (6)         (1)
  Depreciation and amortization.....................        (51)          (7)         (116)        (18)
                                                          -----        -----         -----         ---
    Operating income................................      $ 213           30%        $ 115          18%
                                                          =====        =====         =====         ===
Liberty Livewire
  Revenue...........................................      $ 394          100%        $ 445         100%
  Operating, selling, general and administrative....       (337)         (86)         (371)        (83)
  Stock compensation................................         --           --            --          --
  Depreciation and amortization.....................        (51)         (13)          (97)        (22)
                                                          -----        -----         -----         ---
    Operating income (loss).........................      $   6            1%        $ (23)         (5)%
                                                          =====        =====         =====         ===
On Command
  Revenue...........................................      $ 179          100%        $ 184         100%
  Operating, selling, general and administrative....       (129)         (72)         (153)        (83)
  Depreciation and amortization.....................       (100)         (56)         (104)        (57)
                                                          -----        -----         -----         ---
    Operating loss..................................      $ (50)         (28)%       $ (73)        (40)%
                                                          =====        =====         =====         ===
Other
  Revenue...........................................      $ 258           (a)        $ 270          (a)
  Operating, selling, general and administrative....       (313)                      (301)
  Stock compensation................................         80                        (31)
  Depreciation and amortization.....................        (78)                      (410)
  Impairment of long-lived assets...................        (90)                        --
                                                          -----                      -----
    Operating loss..................................      $(143)                     $(472)
                                                          =====                      =====

------------------------

(a) Not meaningful.

    Certain of the Company's consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of certain of the Programming Affiliates' revenue is generated by the sale of advertising on their networks. The prolonged downturn in the economy has had and could continue to have a negative impact on the revenue and operating income of the Programming Affiliates. A slow economy could reduce the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings. In addition, a soft economy could reduce consumer disposable income and consumer demand for the products and services of the Programming Affiliates.

    Liberty has one consolidated subsidiary (Pramer) and two equity affiliates (Torneos y Competencias S.A. and Cablevision S.A.) located in Argentina. While Argentina has been in a recession for the past four years, the Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to worsening economic and political conditions in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government has placed restrictions on the payment of obligations to foreign creditors. While Liberty cannot predict what future impact these economic events will have on its Argentine businesses, it notes that during 2001 and 2002 these businesses experienced significant adverse effects as customers began extending payments and lenders began tightening credit criteria. See additional discussion below.

CONSOLIDATED SUBSIDIARIES

    STARZ ENCORE. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore entered into a 25-year affiliation agreement with TCI. TCI cable systems were subsequently acquired by AT&T and operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T acquires or disposes of cable systems or if Starz Encore's programming costs increase above certain specified levels. Starz Encore's affiliation agreements with other distributors generally provide for payments based on the number of subscribers that receive Starz Encore's services.

    By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning the interpretation of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore believes the position expressed by AT&T Broadband to be without merit. On July 10, 2001, Starz Encore initiated a lawsuit against AT&T Broadband and Satellite Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, for breach of contract and collection of damages and costs.

    On October 19, 2001, Starz Encore entered into a standstill and tolling agreement with AT&T Broadband whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. This agreement provided that either party might unilaterally petition the court to lift the stay after April 30, 2002 and proceed with the litigation. The court granted the stay on October 30, 2001. In conjunction with this agreement, AT&T Broadband and Liberty entered into various agreements whereby Starz Encore indirectly received payment for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

    On September 5, 2002, Starz Encore Group and AT&T Broadband jointly moved the court to extend the stay pending further negotiations in light of the proposed corporate transaction in which AT&T Broadband and Comcast Corporation would become subsidiaries of a new entity, AT&T Comcast Corporation. On
October 2, 2002, the court granted the parties' joint request that the stay be extended to and including January 31, 2003, on condition that the parties undertake efforts to settle the dispute through a third-party mediator. The parties have also extended their standstill and tolling agreement through to the conclusion of the extended stay.

    Starz Encore's revenue increased 12% for each of the three and nine month periods ended September 30, 2002, respectively, as compared to the corresponding prior year periods. Such increases are primarily due to 24% and 27% increases in average subscription units from all forms of distribution during such periods. Subscription units grew at a faster rate than revenue primarily due to a disproportionate increase in units of Thematic Multiplex channels, which have lower subscription fee rates than other channels.

    Starz Encore's subscription units at September 30, 2002 and December 31, 2001 are as follows:

                                                             SUBSCRIPTIONS
                                                      ----------------------------
                                                      SEPTEMBER 30,   DECEMBER 31,
SERVICE OFFERING                                          2002            2001
----------------                                      -------------   ------------
                                                              IN MILLIONS
Thematic Multiplex..................................       93.7            76.0
Encore..............................................       20.8            18.6
Starz!..............................................       13.5            13.0
Movieplex...........................................        5.5             6.5
                                                          -----           -----
                                                          133.5           114.1
                                                          =====           =====

    At September 30, 2002, cable, DBS, and other distribution represented 61%, 38% and 1%, respectively, of Starz Encore's total subscription units. AT&T Broadband and DirecTV customers generated 27% and 22%, respectively, of Starz Encore's revenue for the nine months ended September 30, 2002.

    Starz Encore's operating, selling, general and administrative expenses increased 14% and 11% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. Such increases are primarily due to increases in programming license fees, marketing expenses and bad debt expense. The majority of the increase in bad debt expense
($10 million) during the nine month period is related to the bankruptcy filing of Adelphia Communications Corporation.

    Effective January 1, 2002, Liberty and its subsidiaries, including Starz Encore, adopted Statement 142. Statement 142 provides that goodwill and indefinite lived intangibles are no longer amortized, but are evaluated periodically for impairment. The decrease in Starz Encore's depreciation and amortization is due to the adoption of Statement 142.

    LIBERTY LIVEWIRE. Liberty Livewire's revenue decreased 9% and 11% for the three and nine months ended September 30, 2002, respectively, as increases due to acquisitions in the second half of 2001 were more than offset by decreases due to reduced television and motion picture production activity and lower television advertising spending.

    Liberty Livewire's operating, selling general and administrative expenses decreased 15% and 9% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods. Such decreases are due to 12% and 13% decreases in variable expenses such as personnel and material costs. General and administrative expenses were relatively comparable over the 2001 and 2002 periods.

    The decrease in Liberty Livewire's depreciation and amortization is due primarily to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

    ON COMMAND. Revenue increased 5% and decreased 3% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. Such changes are due to the net effect of an increase in higher average rates for certain pay-per-view products, an overall decrease in occupancy rates in the hotel industry, and a reduction in average rooms served by On Command.

    On Command's operating, selling, general and administrative expenses decreased 4% and 16% for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. Such decreases are due to (i) a decrease in repair, maintenance and support expenses that vary with the number of rooms served and (ii) a decrease in research and development and selling, general and administrative expenses due to cost cutting measures instituted in the second half of 2001.

In addition, On Command incurred $2 million and $13 million of restructuring and relocation costs during the three and nine months ended September 30, 2001, respectively.

    OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

    Revenue decreased 12% and 4% for the three and nine months ended
September 30, 2002, respectively, as compared to the corresponding periods in 2001. The three month decrease is due primarily to a decrease in Pramer's revenue due to the devaluation of the Argentine peso and the recessionary conditions in Argentina. The nine month decrease is due primarily to (i) a decrease in Pramer's revenue and (ii) the transfer of Ascent Network Services ("ANS") to Liberty Livewire in September 2001. The nine month decreases were partially offset by revenue growth at DMX Music resulting from the acquisition of AEI Music Network, Inc. ("AEI") in May 2001.

    Operating, selling, general and administrative expenses increased 3% and 4% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The three month increase is due to the net effect of increases related to (1) the formation of Liberty's new subsidiary, Liberty Broadband Interactive Television in May 2002 and (2) the acquisition of OpenTV Corp. in August 2002, partially offset by decreases in Pramer's expenses and the sale of ANS. The nine month increase is due to the foregoing factors as well as an increase due to the acquisition of AEI and accruals for music royalty fees.

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

OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense decreased 19% for the nine months ended September 30, 2002, as compared to the corresponding prior year period. Such decrease is due to a lower average debt balance in 2002, as compared to 2001, and lower interest rates on certain subsidiary debt and parent company bank debt.

    DIVIDEND AND INTEREST INCOME.  Dividend and interest income was
$162 million and $204 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease is due primarily to lower invested cash balances and lower interest rates in 2002. Interest and dividend income for the nine months ended September 30, 2002 was comprised of interest income earned on invested cash ($35 million), dividends on Vivendi common stock ($29 million), dividends on News Corp. ADSs ($16 million), dividends on ABC Family Worldwide preferred stock ($23 million) and other ($59 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. Liberty's share of losses of affiliates for the nine months ended September 30, 2002 and 2001 was $650 million and $3,227 million, respectively. A summary of Liberty's share of earnings (losses) of affiliates, including excess basis amortization and nontemporary declines in value, is presented below:

                                                                               NINE MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                              PERCENTAGE   -------------------
                                                              OWNERSHIP      2002       2001
                                                              ----------   --------   --------
                                                                    AMOUNTS IN MILLIONS
Discovery...................................................     50%        $  (47)      (246)
QVC.........................................................     42%           105         (1)
UnitedGlobalCom.............................................     74%          (355)      (267)
USAI........................................................      *             20         48
Jupiter.....................................................     36%           (17)       (66)
Telewest....................................................     25            (92)    (2,126)
Gemstar.....................................................      *             --       (133)
Teligent....................................................      *             --        (85)
Other.......................................................   Various        (264)      (351)
                                                                            ------     ------
                                                                            $ (650)    (3,227)
                                                                            ======     ======

------------------------

*   No longer an equity affiliate

    At September 30, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,496 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Amortization aggregating $681 million for the nine months ended September 30, 2001 is included in share of losses of affiliates. Upon adoption of Statement 142, Liberty discontinued amortizing equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 will be allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets will be amortized over their estimated useful lives. Unless otherwise noted below, the change in share of earnings (losses) of affiliates from 2001 to 2002 is due primarily to the elimination of excess basis amortization in 2002. Liberty expects to continue to record share of losses in its affiliates for the foreseeable future.

    DISCOVERY. Exclusive of the effects of excess basis amortization, Liberty's share of losses of Discovery decreased from $105 million in 2001 to $47 million in 2002. Such decrease is due to improved operating income, which resulted from an increase in revenue and a slight decrease in operating expenses. During the nine months ended September 30, 2002, Discovery reported increases in both affiliate revenue and advertising revenue.

    QVC. Exclusive of the effects of excess basis amortization, Liberty's share of earnings of QVC increased from $82 million in 2001 to $105 million in 2002. Such increase is due to increased revenue and operating margins.

    UNITEDGLOBALCOM. Excluding the effects of excess basis amortization, Liberty's share of UnitedGlobalCom's net loss increased from $231 million in 2001 to $355 million in 2002. Such increase is due to Liberty's increased ownership of UGC partially offset by a decrease in UGC's net loss related to
(i) increased foreign currency gains, (ii) improved operating margins in 2002 due to cost control measures, (iii) impairment and restructuring charges recorded in 2001, (iv) lower amortization in 2002 due to the implementation of Statement 142, and (v) lower interest expense in 2002 due to the extinguishment of certain of its debt.

    USAI. Prior to May 7, 2002, USAI owned and operated businesses in television production, electronic retailing, ticketing operations, and internet services. Liberty held 74.4 million shares of USAI's common stock and shares and other equity interests in certain subsidiaries of USAI that were exchangeable for an aggregate of 79.0 million shares of USAI common stock.

    On May 7, 2002, Liberty, USAI and Vivendi consummated a series of transactions. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to Vivendi Universal Entertainment, a partnership controlled by Vivendi, in exchange for cash, common and preferred interests in VUE and the cancellation of approximately
20.9 million shares of USANi LLC, which were exchangeable on a one-for-one basis for shares of USAI common stock. In connection with these transactions, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from Liberty 25 million shares of common stock of USAI, approximately
38.7 million shares of USANi LLC and all of Liberty's approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. In connection with this transaction, Liberty agreed to restrictions on its ability to transfer
9.5 million of such shares prior to November 2003. Liberty recognized a loss of $814 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished including goodwill of $514 million which is allocable to the reporting unit holding the USAI interests. Liberty owns approximately 3% of Vivendi and accounts for such investment as an available-for-sale security.

    Subsequent to the Vivendi transaction with USAI, Liberty owns approximately
89.7 million shares or 20% of USAI. Due to certain governance arrangements which limit its ability to exert significant influence over USAI, Liberty accounts for such investment as an available-for-sale security. Prior to the Vivendi transaction, Liberty accounted for its investment in USAI using the equity method. Share of earnings for USAI in 2002 are for the period through May 7, 2002.

    JUPITER. Exclusive of the effects of excess basis amortization, Liberty's share of Jupiter's losses decreased from $55 million in 2001 to $17 million in 2002. Such decrease is due to increased revenue and operating margins driven by increased cable distribution and growth in telephony and Internet revenue, which translated to a reduced net loss in 2002.

    TELEWEST. Liberty's share of Telewest's net loss included excess basis amortization of $108 million and a nontemporary decline in value of $1,801 million in 2001. Excluding the effects of the excess basis amortization and the nontemporary decline in value, Liberty's share of Telewest's net loss decreased from $217 million to $92 million due to a decrease in Telewest's net loss. Telewest's net loss decreased due to (1) the adoption of Statement 142 and the corresponding elimination of goodwill amortization, (2) lower foreign currency transaction losses and (3) higher operating margins.

    OTHER. During the nine months ended September 30, 2002 and 2001, Liberty recorded nontemporary declines in fair value aggregating $140 million and $163 million, respectively, related to certain of its other equity method investments. Such amount is included in share of losses of affiliates.

    LOSSES ON DISPOSITIONS. Aggregate net losses from dispositions during the nine months ended September 30, 2002 and 2001 were $405 million and $67 million, respectively. The following table provides information regarding significant components of gains (losses) from dispositions.

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
New United Transaction......................................   $ 123            --
Exchange of USAI equity securities for Vivendi common
  stock.....................................................    (814)           --
Sale of Telemundo Communications Group......................     344            --
Merger of Viacom and BET Holdings II, Inc...................      --           570
Merger of AOL and Time Warner...............................      --           253
Exchange of Gemstar common stock for News Corp ADSs.........      --          (764)
Other, net..................................................     (58)         (126)
                                                               -----          ----
  Total.....................................................   $(405)          (67)
                                                               =====          ====

    See notes 5 and 6 to the accompanying condensed consolidated financial statements for a discussion of the foregoing transactions.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments during the nine months ended September 30, 2002 and 2001 are comprised of the following:

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Change in fair value of exchangeable debenture call option
  feature...................................................   $  718          250
Change in time value of fair value hedges...................     (147)         283
Change in fair value of Sprint PCS narrow-band collar.......    2,067           --
Change in fair value of AOL Time Warner put options.........     (519)          --
Change in fair value of other derivatives not designated as
  hedging instruments(1)....................................      154         (599)
                                                               ------         ----
  Total realized and unrealized gains, net..................   $2,273          (66)
                                                               ======         ====

------------------------

(1) Comprised primarily of put spread collars and forward foreign exchange contracts.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During the nine months ended September 30, 2002 and 2001, Liberty determined that certain of its other investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $5,402 million and $665 million, before deducting a deferred tax benefit of $2,107 million and $263 million, respectively. Nontemporary declines (before related tax benefit) are comprised of the following:

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
AOL Time Warner.............................................   $2,349          --
The News Corporation........................................    1,393          --
Sprint PCS..................................................    1,036          --
Other.......................................................      624         665
                                                               ------         ---
                                                               $5,402         665
                                                               ======         ===

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Liberty and its subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, the Company determined that the carrying value of certain of its reporting units (including allocated goodwill) was not recoverable. Accordingly, the Company recorded an impairment loss of $1,778 million, net of related taxes, as the cumulative effect of a change in accounting principle for the nine months ended
September 30, 2002. This transitional impairment loss includes an adjustment of $36 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded. As certain affiliates have not completed their Statement 142 analysis, Liberty expects that it will record additional transition impairment losses before the transition period ends on December 31, 2002. The Company recorded a $545 million increase in net earnings, net of related taxes, for the nine months ended September 30, 2001 in connection with the adoption of Statement 133. See note 2 to the accompanying condensed consolidated financial statements.

MATERIAL CHANGES IN FINANCIAL CONDITION

    Although Liberty's sources of funds include its available cash balances, net cash from operating activities, dividend and interest receipts, and proceeds from asset sales, Liberty is primarily dependent upon its financing activities to generate sufficient cash resources to meet its future cash requirements and planned commitments. Liberty's borrowings of debt aggregated $185 million and $2,368 million for the nine months ended September 30, 2002 and 2001, respectively. Due to covenant restrictions in the bank credit facilities of its subsidiaries, Liberty is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates.

    Liberty's primary uses of cash in recent years have been investments in and advances to affiliates and acquisitions of consolidated subsidiaries. In this regard, Liberty's investments in and advances to cost and equity method affiliates aggregated $479 million and $708 million, respectively, for the nine months ended September 30, 2002, and $1,240 million and $901 million, respectively, for the nine months ended September 30, 2001. In addition, Liberty made debt repayments of $902 million and $248 million during the nine months ended September 30, 2002 and 2001, respectively. Liberty also acquired shares pursuant to a previously authorized share buy back program in 2002. During the nine months ended September 30, 2002, Liberty purchased 25.7 million shares of its Series A common stock in the open market for $281 million.

    Liberty anticipates that it will continue to fund its existing ventures as they develop and expand their businesses. In addition, Liberty has entered into agreements to purchase controlling interests in several cable and interactive television entities for an aggregate purchase price of approximately
$820 million. Although Liberty may invest additional amounts in new or existing ventures in 2002, it is unable to quantify such investments at this time. In addition, Liberty has $793 million of debt that is required to be repaid or refinanced before September 30, 2003. Liberty intends to fund such investing and financing activities with a combination of available cash and short term investments, bank borrowings, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities. In this regard, during the nine months ended September 30, 2002, Liberty received cash proceeds of $423 million upon settlement of equity collars related to its Sprint PCS position, cash proceeds of $484 million from the sale of put options on its AOL Time Warner position and cash proceeds of $679 million from the sale of its investment in Telemundo Communications Group.

    Subsequent to September 30, 2002, Liberty commenced a rights offering pursuant to which existing shareholders received .04 transferable subscription rights to purchase shares of Liberty Series A common stock for each share of common stock held by them at the close of business on October 31, 2002. Under the basic subscription privilege, each whole right entitles the holder to purchase one share of Liberty's Series A common stock at a subscription price of $6.00 per share. The rights offering will expire on December 2, 2002, unless extended by the Company. If the rights offering is fully subscribed, of which no assurance can be given, Liberty will issue 103,426,000 shares of Series A common stock for cash proceeds of $621 million before estimated expenses of $1 million. Liberty intends to use the net cash proceeds for general corporate purposes, as described above.

    At September 30, 2002, Liberty's consolidated subsidiaries had
$1,293 million outstanding and $405 million in unused availability under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers. At September 30, 2002, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary is in discussions with its banks regarding the resolution of these defaults. The outstanding balance of the subsidiary's bank facility was $94 million at September 30, 2002. All other consolidated subsidiaries were in compliance with their debt covenants at September 30, 2002. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    Although On Command expects to be in compliance with the covenants of its bank credit facility through December 31, 2002, On Command currently believes that it will not be in compliance with the leverage ratio covenant as of March 31, 2003 as a result of certain changes to such covenant that take effect for the periods ending subsequent to 2002. On Command intends to seek an amendment to its bank credit facility that would allow On Command to maintain compliance with this covenant. Although no assurance can be given, On Command believes that it will be successful in obtaining such an amendment on acceptable terms to On Command. In the event On Command is unable to obtain an acceptable amendment to its bank credit facility, On Command would seek to refinance its bank credit facility with alternative sources of financing. No assurance can be given that any such alternative financing would be available on terms acceptable to On Command.

    Based on currently available information, Liberty expects that the aggregate dividend and interest income it will receive during the year ended December 31, 2002 will be approximately $190 million. Based on current debt levels and current interest rates, Liberty expects that the aggregate interest payments it will make during the year ended December 31, 2002 will be approximately
$400 million.

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

    On January 30, 2002, Liberty completed a transaction with UnitedGlobalCom pursuant to which UnitedGlobalCom was formed to own Old United. Upon consummation of the New United Transaction, all shares of Old United common stock were exchanged for shares of common stock of UnitedGlobalCom. In addition, Liberty contributed (i) cash consideration of $200 million; (ii) the Belmarken Loan with an accreted value of $892 million and a carrying value of $496 million and (iii) Senior Notes and Senior Discount Notes of UPC with an aggregate carrying amount of $270 million to UnitedGlobalCom in exchange for
281.3 million shares of Class C common stock of UnitedGlobalCom with a fair value of $1,406 million. Upon consummation of the New United Transaction, Liberty owned an approximate 72% economic interest and a 94% voting interest in UnitedGlobalCom. Subsequent open market purchases of UnitedGlobalCom Class A common stock have increased Liberty's ownership interest to 306.6 million shares or a 74% economic interest. Pursuant to certain voting and standstill arrangements entered into at the time of closing, Liberty is currently unable to exercise control of UnitedGlobalCom, and accordingly, Liberty will continue to use the equity method of accounting for its investment.

    Also on January 30, 2002, UnitedGlobalCom acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UnitedGlobalCom's $1,375 million 10 3/4% senior secured discount notes due 2008, which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for Liberty's interest in IDT United of $448 million equaled the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UnitedGlobalCom of debt owed by Liberty to a subsidiary of Old United and the remainder was credited against the $200 million cash contribution by Liberty to UnitedGlobalCom described above. In connection with the New United Transaction, one of Liberty's subsidiaries agreed to loan to a subsidiary of UnitedGlobalCom up to $105 million. As of September 30, 2002, such UnitedGlobalCom subsidiary has borrowed $103 million from the Liberty subsidiary. Such loan accrues interest at 8% per annum.

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

    In February, May, August and November 2002, UPC failed to make required interest payments on certain of its senior notes. UPC has been negotiating the restructuring of its debt instruments, and on September 30, 2002, UPC and an ad-hoc committee representing UPC's bondholders signed definitive agreements with respect to UPC's recapitalization. Under the terms of the agreement, UPC would exchange approximately $5.4 billion of its debt into equity of a new holding company of UPC ("New UPC"). If the recapitalization is consummated, UnitedGlobalCom would receive approximately 65.5% of New UPC's equity in exchange for UPC debt securities that it owns; third-party noteholders would receive approximately 32.5% of New UPC's equity; and existing preferred and ordinary shareholders, including UnitedGlobalCom, would receive 2% of UPC's equity. The recapitalization is subject to certain approvals and conditions. If UPC is unable to secure the required approvals, it may seek relief under a debt moratorium leading to a suspension of payments or a bankruptcy under applicable laws. Such proceedings could result in material changes in the nature of UPC's business, material changes to UPC's financial condition and results of operations, or UPC's liquidation. In addition, certain other UnitedGlobalCom subsidiaries do not have sufficient working capital to service their debt or other liabilities when due during the next year. As a result of the foregoing, there is substantial doubt about UnitedGlobalCom's ability to continue as a going concern. UnitedGlobalCom's management is taking steps to address these matters. However, no assurance can be given that such steps will be successful.

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at September 30, 2002 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2002 is payable as follows: $66 million in 2002; $81 million in 2003; $27 million in 2004; and $18 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released, but are not available to Starz Encore until some future date. These amounts have not been accrued at September 30, 2002. Starz Encore's estimate of amounts payable under these agreements is as follows: $21 million in 2002; $345 million in 2003; $164 million in 2004; $101 million in 2005;
$112 million in 2006; and $416 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts could prove to be significant. Starz Encore's total film rights expense aggregated $270 million and $250 million for the nine months ended September 30, 2002 and 2001, respectively.

    At September 30, 2002, Liberty has guaranteed $475 million (Y57.5 billion) of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Substantially all of the debt related to such guaranteed amount is due and payable by Jupiter in December 2002. Jupiter is currently negotiating the refinancing of substantially all of its long-term and short-term debt. Liberty anticipates that it and the other Jupiter shareholders will make loans or equity contributions to Jupiter in connection with such refinancing, and that Liberty's share of such equity contributions will be approximately
$467 million (of which $305 million has been contributed as of September 30, 2002). Upon such refinancing, Liberty anticipates that the majority of its guarantee of Jupiter debt would be cancelled.

    Liberty has guaranteed transponder and equipment lease obligations of Sky Latin America. At September 30, 2002, the Company's guarantee of the remaining obligations due under such agreements aggregated $116 million. Subsequent to September 30, 2002, GloboPar announced that it was reevaluating its capital structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At September 30, 2002, the Guaranteed Obligations aggregated approximately $53 million. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    AT&T, as the successor to TCI, is the subject of an Internal Revenue Service audit for the 1993-1995 tax years. The IRS has notified AT&T and Liberty that it is proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS has proposed certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty are vigorously defending their position. Pursuant to the AT&T Tax Sharing Agreement, Liberty may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this audit. Liberty is currently unable to estimate any such tax liability and resulting reimbursement.

    The private letter ruling issued by the IRS with respect to the tax consequences of the Split Off Transaction stated that within one year following the Split Off Transaction, Liberty intended to issue, subject to market and business conditions, at least $250 million to $500 million of its common stock for cash or other assets, and, within two years following the Split Off Transaction, Liberty intended to issue at least $500 million to $1 billion of its common stock (including any common stock issued during the first year) for cash or other assets. On May 20, 2002, the IRS granted Liberty a one-year extension to issue each of the foregoing amounts of stock. Liberty believes that the issuance of stock pursuant to the rights offering described above conforms with the statement of its intentions.

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

    Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Historically, Liberty has not hedged the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. During 2001, Liberty entered into a definitive agreement to acquire six regional cable television systems in Germany. That agreement was terminated in April 2002. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate from the date of the agreement to its expected closing date, Liberty entered into forward purchase contracts with respect to euro 3,106 million as of March 31, 2002. Liberty settled substantially all of its euro contracts in 2002. Realized and unrealized gains on Liberty's euro contracts aggregated $39 million during the nine months ended September 30, 2002.

    The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to anticipated additional capital contributions to such affiliates, the Company entered into forward sale contracts with respect to Y8,952 million ($73.5 million at September 30, 2002) during the nine months ended September 30, 2002. In addition to the forward sale contracts, the Company entered into collar agreements with respect to Y18,785 million ($154.3 million at September 30, 2002). These collar agreements have a remaining term of approximately two years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the nine months ended September 30, 2002, the Company had unrealized losses of $8 million related to its yen contracts. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

    Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty believes this best protects it from interest rate risk. Liberty has achieved this appropriate mix by (i) issuing fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity and
(ii) issuing short-term variable-rate debt to take advantage of historically low short-term interest rates. As of September 30, 2002, $3,483 million or 67% of Liberty's debt was composed of fixed rate debt (as adjusted for the effects of interest rate swap agreements) with a weighted average stated interest rate of 5.64%. The Company's variable rate debt of $1,699 million had a weighted average interest rate of 3.73% at September 30, 2002. Had market interest rates been 100 basis points higher (representing an approximate 27% increase over Liberty's variable rate debt effective cost of borrowing) throughout the nine months ended September 30, 2002, Liberty would have recorded approximately $14 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the nine months ended September 30, 2002, Liberty would have recorded an additional unrealized loss on financial instruments of $77 million.

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

    During the nine months ended September 30, 2002, the Company sold put options on 36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million. The put options have not been designated as fair value hedges.

    The following table provides information regarding Liberty's equity and put spread collars and put options at September 30, 2002:

                                                                                 WEIGHTED
                                                    NO. OF        WEIGHTED        AVERAGE     WEIGHTED    WEIGHTED
                                                  UNDERLYING       AVERAGE       PUT PRICE    AVERAGE     AVERAGE
                                 TYPE OF            SHARES       PUT SPREAD         PER      CALL PRICE   YEARS TO
SECURITY                       DERIVATIVE          (000'S)     PRICE PER SHARE     SHARE     PER SHARE    MATURITY
--------                 -----------------------  ----------   ---------------   ---------   ----------   --------
AOL....................  Equity collar               36,100          N/A            $47         $ 96        2.8
AOL....................  Put option                  36,100          $40            N/A          N/A        2.8
AOL....................  Put spread                  21,538          $28            $49         $118        2.4
Sprint PCS.............  Equity collar(1)           150,506          N/A            $25         $ 40        5.8
News Corp..............  Equity collar                5,000          N/A            $45         $ 85        2.5
News Corp..............  Put spread                   6,916          $20            $33         $ 79        3.1
Motorola...............  Equity collar               61,819          N/A            $24         $ 45        1.5
Cendant................  Equity collar               26,357          N/A            $19         $ 33        2.8
Priceline..............  Equity collar                3,125          N/A            $37         $ 92        2.8
GM Hughes..............  Put spread                   1,822          $15            $27         $ 54        1.1
XM Satellite...........  Equity collar                1,000          N/A            $29         $ 51        1.2

------------------------

(1) Includes narrow-band collars

    At September 30, 2002, the fair value of the securities underlying the derivatives in the foregoing table was $2,105 million, (excluding the fair value of the related derivatives) and the total value of Liberty's available-for-sale equity securities was $10,736 million. Had the market price of the remaining available-for-sale securities been 10% lower at September 30, 2002, the aggregate value of such securities would have been $863 million lower resulting in an increase to unrealized losses in other comprehensive earnings.

    Had the market price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at September 30, 2002, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    From time to time Liberty enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for Liberty's benefit. Liberty initially posts collateral with the counterparty equal to 10% of the value of the purchased securities Liberty earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, Liberty is required to post cash collateral for the decline, and Liberty records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At September 30, 2002, the aggregate purchase price of third-party debt securities underlying total return debt swap arrangements was $85 million. As of such date, Liberty had posted cash collateral equal to $37 million. In the event the fair value of the purchased debt securities were to fall to zero, Liberty would be required to post additional cash collateral of $48 million.

    In addition, during the nine months ended September 30, 2002, Liberty entered into a total return debt swap agreement to purchase up to $250 million aggregate face value of its outstanding senior notes and debentures. Through September 30, 2002, Liberty had directed the counterparty to purchase debt with a face value of $201 million for $200 million, including accrued interest, under this agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

    The Company's chief executive officer, principal accounting officer and principal financial officer performed an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company believes that such controls and procedures effectively ensure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed and reported. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    On August 27, 2002, Liberty issued 15,385,836 shares of Series A common stock valued at $131 million to OTV Holdings Limited, a wholly-owned subsidiary of MIH Limited, as payment of a portion of the purchase price for 365,460 A Ordinary Shares and 30,206,154 B Ordinary Shares of OpenTV owned by OTV Holdings Limited. The issuance was made in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       None.

    (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

        DATE                ITEM                        FINANCIAL
        FILED             REPORTED                   STATEMENTS FILED
---------------------   -------------   ------------------------------------------
August 14, 2002         Item 9          None

August 15, 2002         Item 9          None

September 30, 2002      Items 5 and 7   Liberty Media Corporation--Consolidated
                                        Financial Statements as of December 31,
                                        2001 and for the three years then ended.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA CORPORATION

Date: November 14, 2002                                By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: November 14, 2002                                By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: November 14, 2002                                By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert R. Bennett, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Liberty Media Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROBERT R. BENNETT
--------------------------------------------
Robert R. Bennett
President and Chief Executive Officer

I, David J.A. Flowers, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Liberty Media Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DAVID J.A. FLOWERS
--------------------------------------------
David J.A. Flowers
Senior Vice President and Treasurer

I, Christopher W. Shean, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Liberty Media Corporation;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ CHRISTOPHER W. SHEAN
--------------------------------------------
Christopher W. Shean
Senior Vice President and Controller