Form 10-K
period 2002-12-31
LIBERTY MEDIA CORP /DE/
filed 2003-03-25
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20421
                            ------------------------

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

           STATE OF DELAWARE                           84-1288730
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

        12300 LIBERTY BOULEVARD
          ENGLEWOOD, COLORADO                             80112
    (Address of principal executive                    (Zip Code)
               offices)

      Registrant's telephone number, including area code: (720) 875-5400

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
              -------------------                     ------------------------------------
Series A Common Stock, par value $.01 per share              New York Stock Exchange
Series B Common Stock, par value $.01 per share              New York Stock Exchange

                Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes /X/ No / /

    The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 28, 2002, was approximately $25,572,000,000.

    The number of shares outstanding of Liberty Media Corporation's common stock as of February 28, 2003 was:

                Series A Common Stock--2,473,226,542 shares; and
                   Series B Common Stock--211,829,828 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LIBERTY MEDIA CORPORATION
                        2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
                                      PART I

Item 1.      Business....................................................  I-1
Item 2.      Properties..................................................  I-31
Item 3.      Legal Proceedings...........................................  I-31
Item 4.      Submission of Matters to a Vote of Security Holders.........  I-33

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................  II-1
Item 6.      Selected Financial Data.....................................  II-1
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  II-3
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk......................................................  II-25
Item 8.      Financial Statements and Supplementary Data.................  II-28
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  II-28

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant..........  III-1
Item 11.     Executive Compensation......................................  III-4
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................  III-9
Item 13.     Certain Relationships and Related Transactions..............  III-20
Item 14.     Controls and Procedures.....................................  III-20

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................  IV-1

                                    PART I.

ITEM 1. BUSINESS.

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    Liberty Media Corporation owns interests in a broad range of video programming, media, broadband distribution, interactive technology services and communications businesses. Liberty Media and its affiliated companies operate in the United States, Europe, South America and Asia. Our principal assets include interests in Starz Encore Group LLC, Ascent Media Group, Inc. (formerly Liberty Livewire Corporation), On Command Corporation, Discovery Communications, Inc., UnitedGlobalCom, Inc., Jupiter Telecommunications Co., Ltd., QVC, Inc., Court Television Network, Game Show Network, AOL Time Warner Inc., USA Interactive, Sprint PCS Group and The News Corporation Limited.

    From March 9, 1999 through August 9, 2001 we were a wholly-owned subsidiary of AT&T Corp. On March 9, 1999, AT&T acquired by merger our parent company at that time, the former Tele-Communications, Inc. ("TCI"), which was converted to a limited liability company and renamed AT&T Broadband, LLC. As part of that merger, AT&T issued its Class A and Class B Liberty Media Group tracking stock, which was designed to reflect the economic performance of the businesses and assets of AT&T attributed to its "Liberty Media Group." Our businesses and assets constituted all of the businesses and assets of Liberty Media Group.

    Effective August 10, 2001, AT&T effected our split-off pursuant to which our common stock was recapitalized, and each share of AT&T Class A Liberty Media Group tracking stock was redeemed for one share of our Series A common stock, and each share of AT&T Class B Liberty Media Group tracking stock was redeemed for one share of our Series B common stock.

    Following the split off, we are no longer a subsidiary of AT&T and no shares of AT&T Liberty Media Group tracking stock remain outstanding.

    RECENT DEVELOPMENTS

    On January 30, 2002, we completed a transaction with UnitedGlobalCom, Inc., a corporation formed for purposes of the transactions described below. We refer to UnitedGlobalCom, Inc. as UGC. UGC and its consolidated subsidiaries, including United Pan-Europe Communications, N.V., ("UPC") provide broadband communications services primarily in Europe, Asia/Pacific and Latin America. In connection with the transaction and prior to the merger described below, we contributed to UGC, all of the Class B common stock of UGC Holdings, Inc. and some of the Class A common stock that we held in exchange for newly issued shares of UGC's Class C common stock. Immediately after these contributions and contributions to UGC by certain other major stockholders of UGC Holdings, UGC acquired UGC Holdings by merger of a subsidiary of UGC with and into UGC Holdings. As a result of the merger, UGC became a publicly traded company. Immediately following the merger, we contributed to UGC (1) $200 million in cash, (2) an exchangeable note issued by Belmarken Holding B.V., a subsidiary of UPC, having an approximate accreted value on January 30, 2002 of $892 million, and (3) senior notes and senior discount notes issued by UPC, having an aggregate principal amount at maturity of approximately $1,435 million and euro 263 million, all in exchange for additional shares of UGC's common stock. After giving effect to these transactions, subsequent open market purchases of UGC's common stock and other transactions, we own approximately 74% of UGC's outstanding equity and approximately 94% of the voting power of UGC's outstanding common stock, subject to limitations on our voting rights.

    Also on January 30, 2002, UGC acquired from us (1) all of the equity and debt of IDT United, Inc., an indirect subsidiary of IDT Corporation, held by us and (2) approximately $751 million principal amount at maturity of UGC Holdings' $1,375 million principal amount at maturity 10 3/4%
senior secured discount notes due 2008 (the "2008 Notes"), which amount of 2008 Notes had been distributed to us previously in redemption of a portion of our equity interest in IDT United and as prepayment of a portion of IDT United's debt held by us. The aggregate purchase price paid by UGC for all of the equity and debt of IDT United held by us and the 2008 Notes held by us was approximately $448 million, which amount was equal to the aggregate amount of our investment in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UGC of debt owed by us to a subsidiary of UGC Holdings, and the remainder was credited against the $200 million cash contribution by us to UGC described above. In connection with the January 30 transaction, one of our subsidiaries made loans to a subsidiary of UGC aggregating $103 million.

    In April 2002, we sold our 40% interest in Telemundo Communications Group for cash proceeds of $679 million.

    On May 7, 2002, USA Interactive, Barry Diller and Vivendi Universal, S.A., consummated a series of transactions. Upon consummation of these transactions, USA Interactive contributed substantially all of its entertainment assets to Vivendi Universal Entertainment ("VUE"), a partnership controlled by Vivendi Universal, in exchange for cash, common and preferred interests in VUE and the cancellation of approximately 320.9 million shares of USANi LLC which were exchangeable on a one-for-one basis for shares of USA Interactive common stock. In connection with the transaction, we entered into a separate agreement with Vivendi Universal, pursuant to which Vivendi Universal acquired from us
25 million shares of USA Interactive common stock, approximately 38.7 million shares of USANi LLC, which were exchangeable for an equal number of shares of USA Interactive common stock, and all of our 30% interest in multiThematiques S.A., a European supplier of multichannel programming, together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi Universal ordinary shares. Upon completion, we own an approximate 3% equity interest in Vivendi Universal and an approximate 20% equity interest in USA Interactive.

    In August 2002, we acquired 43% of the common equity and 88% of the voting power of OpenTV Corp. (bringing our ownership interest to 46% of OpenTV's equity and 89% of OpenTV's voting power) for $133 million of our Series A common stock and $32 million in cash. Also in August 2002, we purchased all of the outstanding common stock of Wink Communications, Inc. for $101 million in cash (including related acquisition costs). In October 2002, we sold Wink to OpenTV for the same amount.

    During the fourth quarter of 2002, we completed a rights offering pursuant to which existing shareholders received .04 transferable subscription rights to purchase shares of Liberty Series A common stock for each share of our common stock held by them at the close of business on October 31, 2002. Under the basic subscription privilege, each whole right entitled the holder to purchase one share of Liberty's Series A common stock at a subscription price of $6.00 per share. The rights offering expired on December 2, 2002. In connection with the rights offering, we issued 103,426,000 shares of Series A common stock for cash proceeds of $621 million before expenses of $3 million.

    The private letter ruling issued by the IRS with respect to the tax consequences of our split off from AT&T stated that within one year following the split off, we intended to issue, subject to market and business conditions, at least $250 million to $500 million of our equity for cash or other assets, and, within two years following the split off, we intended to issue at least $500 million to $1 billion of our equity (including any equity issued during the first year) for cash or other assets. On May 20, 2002, the IRS issued a supplemental ruling granting us a one-year extension to issue each of the foregoing amounts of equity. On January 16, 2003, the IRS issued another supplemental ruling stating that repurchases of our common stock do not affect the amount of equity we were to issue under the original ruling. Accordingly, we believe that the issuance of stock pursuant to the rights offering satisfies our requirement to issue equity as described above.

    On March 3, 2003, we announced that we had notified Comcast Corporation of our election to trigger an exit process under the stockholders agreement governing Comcast's and our interests in QVC, Inc. Under the QVC stockholders agreement, we and Comcast are required to attempt to reach agreement on the fair market value of QVC within 30 days after our notice to Comcast. If Comcast and we cannot agree on a value, the value will be fixed pursuant to an appraisal process prescribed by the stockholders agreement. Once the fair market value of QVC has been established, Comcast will have 30 days to elect to purchase our ownership interest in QVC (approximately 42%) at a purchase price based on the established fair market value. If Comcast does not elect to purchase our interest, we will have 30 days to elect to purchase Comcast's interest in QVC. If we do not elect to purchase Comcast's interest, then the parties are required to use their best efforts to sell 100% of QVC. In that case, each of Comcast and we would be free to make an offer to purchase QVC. If Comcast elects to buy our QVC interest pursuant to its 30-day option or if we elect to buy Comcast's interest pursuant to our 30-day option, the purchase price payable by Comcast or us for the other's QVC interest may be paid in cash, a promissory note with a maturity not to exceed three years, publicly traded equity securities, or a combination of the foregoing forms of consideration. The form or forms of consideration are determined at the buyer's election, but are subject to the seller's right to elect to be paid in equity securities of the buyer which may be limited at the buyer's option to not issue more than 4.9% of the outstanding common stock or voting power of the buyer. The parties are required to use reasonable efforts to cause a transaction in which one of them sells its QVC interest to the other to be completed as a tax-free transaction or, if that is not available, by the most tax efficient method available, subject to any applicable limitations on the form of consideration. The provisions prescribing forms of consideration will not apply to a purchase by Comcast or us if neither Comcast nor we exercise our 30-day purchase option. No assurance can be given that the transaction described in this paragraph will be consummated on the terms described, or at all.

                                   * * * * *

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Item 1. "Business," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - general economic and business conditions and industry trends;

    - spending on domestic and foreign television advertising;

    - the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

    - continued consolidation of the broadband distribution industry;

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

    - the outcome of any pending or threatened litigation;

    - availability of qualified personnel;

    - changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings;

    - changes in the nature of key strategic relationships with partners and joint venturers;

    - competitor responses to our products and services, and the products and services of the entities in which we have interests, and the overall market acceptance of such products and services; and

    - threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

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

    This Annual Report includes information concerning Ascent Media
Group, Inc., On Command Corporation, OpenTV Corp., Liberty Satellite & Technology, Inc., UnitedGlobalCom, Inc. and other public companies that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at WWW.SEC.GOV. Those reports and other information are not incorporated by reference in this Annual Report.

    (b)  FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

    We are a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our consolidated revenue, earnings or loss before income taxes, or total assets and those equity method affiliates whose share of earnings or losses represent 10% or more of our pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. For the year ended December 31, 2002, we had four operating segments: Starz Encore, Ascent Media, On Command and Other. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in
Part II of this report.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

    The first table below sets forth information concerning our consolidated subsidiaries and certain of our more significant business affiliates, for which a business description is provided in this Part I. The second table below sets forth information concerning other public companies in which we hold minority interests and account for as available-for-sale securities. We hold our interests either directly or indirectly through partnerships, joint ventures, common stock investments or instruments convertible or exchangeable into common stock. Attributed ownership percentages in the table are approximate, calculated as of February 28, 2003, and, where applicable and except as otherwise noted, assume conversion to common equity by us and, to the extent known by us, other holders. In some cases, our interest may be subject to buy/sell procedures, repurchase rights or, under certain circumstances, dilution. In some cases our voting interest may be greater than our ownership interest.

                                                               ATTRIBUTED
                                                              OWNERSHIP(1)
                           ENTITY                              AT 2/28/03
------------------------------------------------------------  ------------
          VIDEO PROGRAMMING AND INTERACTIVE TECHNOLOGY SERVICES

CONSOLIDATED SUBSIDIARIES

Starz Encore Group LLC                                            100%
Ascent Media Group, Inc. (formerly Liberty Livewire
  Corporation) (Nasdaq: AMGIA)                                     94%
On Command Corporation (OTC: ONCO)                                 70%
Maxide Acquisition, Inc. (d/b/a DMX Music)                         56%
OpenTV Corp. (Nasdaq: OPTV)                                        46%
Pramer S.C.A. (Argentina)                                         100%

EQUITY METHOD AFFILIATES

Discovery Communications, Inc.                                     50%
QVC, Inc.                                                          42%
Jupiter Programming Co., Ltd. (Japan)                              50%
Court Television Network LLC                                       50%
Game Show Network, LLC                                             50%

            COMMUNICATIONS AND BROADBAND DISTRIBUTION SERVICES

CONSOLIDATED SUBSIDIARIES

Liberty Cablevision of Puerto Rico, Inc.                          100%
Liberty Satellite & Technology, Inc. (OTC:LSTTA/LSTTB)             87%
TruePosition, Inc.                                                 93%

EQUITY METHOD AFFILIATES

UnitedGlobalCom, Inc. (Nasdaq: UCOMA)                              74%
Jupiter Telecommunications Co., Ltd. (Japan)                       36%

                                                                                ATTRIBUTED
                                                                               OWNERSHIP(1)
         ENTITY                           BUSINESS DESCRIPTION                  AT 2/28/03
-------------------------  --------------------------------------------------  ------------
AVAILABLE-FOR-SALE SECURITIES

AOL Time Warner Inc.       Provides interactive services under such brand             4%(2)
(NYSE:AOL)                 names as AOL, Netscape and Moviefone. Operates
                           cable television systems. Publishes books and
                           magazines such as TIME, PEOPLE and SPORTS
                           ILLUSTRATED. Publishes music under such record
                           labels as Atlantic, Elektra and Warner Bros.
                           Records. Operates cable television networks such
                           as TNT, CARTOON NETWORK, CNN and HBO. Produces
                           filmed entertainment under the brand names Warner
                           Bros. Pictures and New Line Cinema.

                                                                                ATTRIBUTED
                                                                               OWNERSHIP(1)
         ENTITY                           BUSINESS DESCRIPTION                  AT 2/28/03
-------------------------  --------------------------------------------------  ------------
Cendant Corporation        Franchiser of hotels, rental car agencies, tax             3%
(NYSE:CD)                  preparation services and real estate brokerage
                           offices. Provides access to insurance, travel,
                           shopping, auto and other services primarily
                           through its buying clubs. Provides vacation time
                           share services, mortgage services and employee
                           relocation.

IDT Corporation            Provider of international and domestic                    13%(3)
(NYSE:IDT)                 long-distance telephone service, Internet access
                           and global Internet telephony services.

Motorola, Inc. (NYSE:      Provider of integrated communications solutions            4%
MOT)                       and embedded electronic solutions.

The News Corporation       A diversified international communications                18%(4)
Limited (NYSE: NWS.A;      company. Produces and distributes motion pictures
ASX: NCPDP)                and television programming. Provides broadcast
                           television, satellite and cable services.
                           Publishes newspapers, magazines and books.

Sprint Corporation PCS     Operator of a 100% digital PCS wireless network in        19%(5)
Group (NYSE: PCS)          the United States with licenses to provide service
                           nationwide using a single frequency band and a
                           single technology.

Telewest Communications    One of the United Kingdom's leading broadband             20%(6)
plc (LN:TWT;               communications and media groups comprised of two
Nasdaq:TWSTY)              divisions: the Cable Division and the Content
                           Division. The Cable Division provides cable
                           television services, residential and business
                           cable telephone services and Internet access to
                           subscribers in the United Kingdom. The Content
                           Division supplies entertainment content,
                           information and interactive services to the United
                           Kingdom's multichannel television and on-line
                           marketplace.

USA Interactive (Nasdaq:   A diversified media and electronic commerce               20%(7)
USAI)                      business. Divisions and subsidiaries include Home
                           Shopping Network; Ticketmaster; Expedia, Inc.;
                           Hotel Reservations Network, Inc.; Precision
                           Response Corporation; Electronic Commerce
                           Solutions and Styleclick, Inc.

Viacom, Inc. (NYSE:VIA.B)  A diversified entertainment company. Operates           less
                           cable television networks such as SHOWTIME, THE         than
                           MOVIE CHANNEL, MTV; NICKELODEON, VH1, TNN and BET.        1%
                           Operates broadcast television networks such as CBS
                           and UPN. Produces and distributes motion pictures
                           under the brand name Paramount Pictures. Publishes
                           and distributes books and CD-ROM products under
                           the brand name Simon & Schuster.

                                                                                ATTRIBUTED
                                                                               OWNERSHIP(1)
         ENTITY                           BUSINESS DESCRIPTION                  AT 2/28/03
-------------------------  --------------------------------------------------  ------------
Vivendi Universal, S.A.    A global company focused on two core areas: Media          3%
(NYSE: V; PB:EX FP)        and Communications and Environmental Services. The
                           Media and Communications area is primarily
                           comprised of Cegetel Group, Maroc Telecom,
                           Universal Music Group, Vivendi Universal
                           Entertainment, Canal+ Group, and Vivendi Universal
                           Games. The Environmental Services area is
                           comprised of Vivendi Water, specializing in water
                           and waste treatment; Onyx, specializing in waste
                           management; Dalkia, specializing in energy
                           services; and Connex, specializing in
                           transportation services.

------------------------

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

(2) Our interest in AOL Time Warner is subject to a consent decree with the Federal Trade Commission that was entered into in 1996 when Time Warner acquired Turner Broadcasting Systems. Pursuant to that decree, we are effectively prohibited from owning voting securities of AOL Time Warner other than securities that have limited voting rights. As a result, we hold shares of a low-vote series of AOL Time Warner common stock. Subject to applicable communications laws and the consent decree, the shares are convertible at our option into shares of ordinary AOL Time Warner common stock on a one-for-one basis, and are mandatorily convertible into shares of ordinary AOL Time Warner common stock upon transfer to a non-affiliate of Liberty.

(3) We also own equity interests in one of IDT's operating subsidiaries and one of its holding company subsidiaries. Pursuant to our subscription agreement with IDT, we are entitled to nominate one member of IDT's board of directors.

(4) In connection with a transaction in which we acquired certain of our News Corp. ADSs, we agreed to restrictions on our ability to transfer certain of the ADSs and the underlying News Corp. shares prior to May 2003. We have also agreed to limitations on our ability to engage in the program guide business, within or outside the United States, until July 2005, and on our ability to engage in any sports programming service in the United States and its territories (excluding Puerto Rico) or in Canada until July 2004, in each case subject to certain exceptions.

(5) Sprint PCS stock is a tracking stock intended to reflect the performance of Sprint Corporation's Sprint PCS Group. We own shares of Sprint PCS Group common stock--Series 2 (which have limited voting rights and automatically convert into full voting Sprint PCS Group common stock--Series 1 upon our transfer of the shares to an unaffiliated third party) and warrants and shares of convertible preferred stock exercisable for or convertible into these shares. A portion of our interests in the Sprint PCS Group are held, on our behalf, by a trust, which was formed pursuant to a final judgment agreed to by TCI, AT&T and the United States Department of Justice in connection with the merger of TCI and AT&T. The final judgment has been terminated, and the

    Trustee is in the process of transferring direct ownership of the Sprint PCS Group common stock to us.

(6) For so long as we hold 15% of the ordinary shares of Telewest, we are entitled to prescribed governance rights, including the right to appoint 3 of Telewest's 16 directors, and consent rights with respect to certain fundamental matters. In addition, we and Microsoft Corporation have agreed to exercise our voting rights as stockholders (other than with respect to fundamental matters), and to cause our representatives to Telewest's board to vote (subject to their fiduciary duties), in such manner as we may agree or, if we are unable to agree, in the manner most likely to continue the status quo. We and Microsoft are also entitled to preemptive rights on specified share issuances, have agreed to certain restrictions on our ability to engage in businesses in the United Kingdom outside of cable television, cable telephony and wireless telephony, and have granted to each other rights of first refusal over transfer of our respective ordinary shares of Telewest, subject to specified exceptions.

    On September 30, 2002, Telewest disclosed that it had reached a non-binding preliminary agreement relating to a restructuring of a significant portion of its outstanding notes and debentures and certain other unsecured debt, pursuant to which existing shareholders are expected to retain an aggregate 3% interest in Telewest immediately following the restructuring. Principally as a result of this proposed restructuring, which we believe will reduce our ownership in Telewest to below 10%, we have determined that we will no longer have the ability to exercise significant influence over the operations of Telewest. In addition, during the third quarter of 2002, we removed our representatives from the Telewest board of directors.

(7) Due to certain governance arrangements which limit our ability to exercise significant influence over USA Interactive, we account for our investment in USA Interactive as an available-for-sale security.

    BUSINESS OPERATIONS

    We are engaged principally in two fundamental areas of business:

    - Video Programming and Interactive Technology Services; and

    - Communications and Broadband Distribution, consisting principally of interests in cable television systems, telephone and satellite systems.

    Our consolidated subsidiaries and principal equity method affiliates which operate in our fundamental areas of business are described in greater detail below.

    VIDEO PROGRAMMING AND INTERACTIVE TECHNOLOGY SERVICES

    Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's basic package of programming services for a fixed monthly fee, or may be delivered as a "premium" programming service for an additional monthly charge or on a pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate multi-year agreements, known as "affiliation agreements," with those distributors that agree to carry the service. Basic programming services derive their revenues principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Premium services do not sell advertising and primarily generate their revenues from subscriber fees.

    Interactive technology services are offered by many digital television network operators to subscribers with digital television set-top boxes. Interactive service providers combine and market their software, content and applications to these operators, who in turn provide their subscribers with such interactive television services as electronic commerce, "video on demand" and multiplayer gaming. Interactive service providers derive their revenue from software licenses and affiliation agreements with the network operators that offer their services.

CONSOLIDATED SUBSIDIARIES

    STARZ ENCORE GROUP LLC

    Starz Encore Group LLC provides premium movie networks distributed by cable, direct-to-home satellite, or DTH, and other distribution media in the United States. It currently owns and operates 13 full-time domestic movie channels, consisting of STARZ!, a first-run movie service; ENCORE, which airs first-run movies and classic contemporary movies; a number of thematic multiplex channels, a group of channels, each of which exhibits movies based upon individual themes; and MOVIEPLEX, a "theme by day" channel featuring a different ENCORE or thematic multiplex channel each day, on a weekly rotation. At December 31, 2002, Starz Encore had 137.9 million subscription units of which approximately 71% were subscription units for the thematic multiplex channels and the remainder were comprised of subscription units for STARZ!, ENCORE and MOVIEPLEX. Subscription units represent the number of Starz Encore services which are purchased by cable and DTH customers.

    The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with most cable systems and direct broadcast satellite systems, including AOL Time Warner, Charter Communications, Comcast Cable, AT&T Broadband, DirecTV, Echostar, Cox Communications, Adelphia Communications, Cablevision Systems, Insight Communications, Mediacom Communications, the National Cable Television Cooperative and Superstar/Netlink Group. Some affiliation agreements, such as the AT&T Broadband agreement, provide for fixed monthly payments in exchange for unlimited access to all of the existing STARZ! and ENCORE services. These payments may be adjusted, in certain instances, if cable systems are acquired or sold by the applicable distributor. The AT&T Broadband agreement also provides for the longest contract term, expiring in July 2022. Substantially all of Starz Encore's other affiliation agreements, including its agreements with Comcast Cable and DirecTV, provide for payments based on the number of subscribers that receive Starz Encore's services and expire between December 2003 and May 2007. The Comcast Cable agreement is scheduled to expire at the end of 2003, and the DirecTV agreement is scheduled to expire at the end of March 2006.

    The costs of acquiring rights to programming are Starz Encore's principal expenses. In order to exhibit theatrical motion pictures, Starz Encore enters into agreements to acquire rights from major and independent motion picture producers. Starz Encore currently has access to approximately 6,500 movies through long-term licensing agreements. Eighty seven percent of the first-run output titles available to Starz Encore for airing are available pursuant to exclusive licenses from Hollywood Pictures, Touchstone, Miramax, Revolution Studios, Universal Studios, New Line Cinema and Fine Line Cinema. Starz Encore also has exclusive rights to air first-run output from four independent studios and has licensed the exclusive rights to first-run output from Sony's Columbia Pictures, Screen Gems and Sony Classics for pay television availabilities beginning on January 1, 2006. These output agreements expire between 2003 and 2011, with extensions, at the option of the respective studio, potentially extending the expiration date in certain of these agreements to 2015. Starz Encore is not committed to or dependent upon any one source of film productions, and has affiliations with every major Hollywood studio, either through long-term output agreements or library access arrangements.

    Starz Encore uplinks its programming to eight transponders on three domestic communications satellites. Starz Encore leases these transponders under long-term lease agreements. At December 31, 2002, Starz Encore's transponder leases had termination dates ranging from 2004 to 2006. In December 2002, Starz Encore entered into new transponder agreements with effective dates beginning in 2004 and 2006 with fifteen year terms. Starz Encore transmits to these transponders from its uplink center in Englewood, Colorado. Starz Encore completed construction of its corporate headquarters and uplink center in the first quarter of 2002. Prior to that time, Starz Encore leased uplink facilities from a subsidiary of AT&T.

    For the year ended December 31, 2002, Starz Encore earned 24% of its total revenue from AT&T Broadband and 21% of its total revenue from DirecTV.

    By letter dated May 29, 2001, AT&T Broadband, among other things, has disputed the enforceability of the programming costs pass through provisions of the affiliation agreement with Starz Encore and questioned whether the affiliation agreement, as whole, is "voidable." In November 2002, AT&T Broadband completed a transaction with Comcast Corporation (formerly known as AT&T Comcast Corporation) and Comcast Holdings Corporation (formerly know as Comcast Corporation) in which AT&T Broadband and Comcast Holdings Corporation became wholly owned subsidiaries of Comcast Corporation On the same day, Comcast Corporation and Comcast Holdings filed an action for declaratory judgment against Starz Encore in the U.S. District Court for the Eastern District of Pennsylvania, alleging that Comcast Holdings' agreement with Starz Encore permits Comcast Corporation to terminate AT&T Broadband's affiliation agreement with Starz Encore and replace that agreement with the affiliation agreement between Comcast Holdings and Starz Encore. See ITEM 3.--LEGAL PROCEEDINGS for a complete description of this pending litigation.

    ASCENT MEDIA GROUP, INC.

    Ascent Media Group, Inc., through its Creative Services group, Media Management Services group and Networks Services group, provides creative media services to the media and entertainment industries. Its clients include the major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Its assets and operations are primarily composed of the assets and operations of the following companies acquired during 2001 and 2000:
The Todd-AO Corporation, Four Media Company, certain assets and operations of SounDelux Entertainment Group of Delaware, Soho Group Limited, Visiontext Limited, Video Services Corporation, Ascent Network Services, Group W Network Services, Asia Broadcast Centre Pte. Ltd., Group W Broadcast Pte. Ltd. and Cinram-POP DVD Center LLC.

    Ascent Media's Creative Services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. Among other things, the group creates visual effects, sound effects and animation sequences and provides three-dimension software tools, online dailies management, audio synchronization for shooting high definition 24p and integrated interactive television production. The Creative Services group has three divisions: Entertainment Television, Commercial Television and Audio which operate in the United States and Europe, primarily in California, New York and London. The Entertainment Television and Commercial Television divisions provide to producers of episodic television series, movies-of-the-week, specials, television commercials, music videos, theatrical film trailers, interstitial and promotional material, and identity and corporate image campaigns, services which include developing negatives, transferring film to digital media, creating visual effects, and editing and assembling source material into final form. The Audio division provides music design, music supervision, script breakdown and budgeting, music pre-recording, music composition and clearance, score production and song placement.

    The Media Management Services group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. This segment's services include providing access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view, video-on-demand (VOD), streaming media and other emerging new media distribution channels.

    The Networks Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. These services principally include production support and facilities for the timely creation of original programming such as hosted and news segments and live shows; language translation and subtitling; assembly, origination and distribution; on-air promotion; fiber transport; uplink and satellite transponder services; designing, building, installing and servicing advanced video systems; and broadcast and industrial video equipment rentals. For this group, Ascent Media has production studios in Connecticut and Singapore, satellite facilities in California, New York, New Jersey, Connecticut, London and Singapore and Internet hosting facilities in New York and California, as well as point-of-presence facilities in the top forty U.S. markets. Ascent Media is implementing a new digital media management infrastructure that is expected to provide asset management services to create, manage, process, catalog, transport and deliver all forms of digital media content. Ascent Media is also implementing initiatives through its newly-created New Products group which include providing video-on-demand (VOD) and subscription video-on demand (SVOD) services such as file encoding, metadata creation, promotional material creation, file delivery and service reporting.

    Ascent Media's groups earn revenue through the provision of the aforementioned services. Ascent Media's primary expenses are personnel, materials and equipment costs. No single customer accounted for more than 10% of Ascent Media's consolidated revenue in 2002.

    The demand for Ascent Media's core motion picture services has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter) preceding the summer theatrical releases and Christmas holiday season, respectively. Demand has been lower in the winter and summer, corresponding to Ascent Media's first and third fiscal quarters, respectively. Accordingly, Ascent Media has historically experienced, and expects to continue to experience, quarterly fluctuations in its operating performance.

    OWNERSHIP INTEREST. We own shares of Ascent Media's common stock, including all of its outstanding Class B common stock, representing a 92% equity interest and a 99% voting interest in Ascent Media. Each share of Ascent Media Class B common stock has 10 votes per share and is convertible into one share of Ascent Media Class A common stock, which has one vote per share. We have also made
$224 million of convertible subordinated loans to Ascent Media, of which $206 million are convertible at our option into shares of Ascent Media Class B common stock at a conversion price of $10.00 per share and $18 million are convertible at prices ranging from $1.56 to 3.50 per share.

    ON COMMAND CORPORATION

    On Command Corporation is a leading provider (based on number of hotel rooms served) of in-room video entertainment and information services to hotels, motels and resorts (which we refer to as hotels) in the United States. On Command's base of installed rooms was approximately 891,000 rooms at December 31, 2002.

    On Command provides in-room video entertainment and information services on three technology platforms: the OCX video system, the OCV video system, and the SpectraVision video system. The OCX video system is a digital platform that provides enhanced multimedia applications, including an improved graphical interface for movies and games, digital music, television-based Internet with a wireless keyboard and other guest services. At December 31, 2002, On Command had installed the OCX video system in approximately 291,000 hotel rooms. The OCV video system is a video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. At December 31, 2002, On Command had installed OCV video systems in approximately 562,000 hotel rooms. The SpectraVision video system, which provides in-room movie entertainment on a rolling schedule basis, and in some upgraded variations on an on-demand basis, was, as of December 31, 2002, installed in approximately 38,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV or OCX video systems.

    At December 31, 2002, approximately 89% of On Command's 891,000 installed rooms were located in the United States, with the balance located primarily in Canada and Mexico. In addition to installing systems in hotels that it serves, On Command sells its systems to other providers of in-room entertainment, including ALLIN Interactive, which is licensed to install On Command's systems on cruise ships.

    Charges for On Command's services are included on the hotel guest's bill upon check out. The hotels collect fees from their guests and retain a commission equal to a negotiated percentage of the net revenue generated from the room. In addition to the services described above, On Command's platforms provide for in-room viewing of select cable channels (such as HBO, Starz, ESPN, Disney Channel and Discovery). On Command primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Six Continents, Hyatt, Wyndham, Starwood, Radisson, Fairmont, Four Seasons and other select hotels.

    The amount of revenue realized by On Command each month is affected by a variety of factors, including among others, hotel occupancy rates, the "buy rate" or percentage of occupied rooms that buy movies or services, the quality of On Command's pay-per-view movie offerings, business and leisure travel patterns, changes in the number of rooms served, the number of business days in a month and holidays. With the exception of December, which is generally On Command's lowest month for revenue, On Command typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

    On Command typically negotiates and enters into a separate contract with each hotel for the service provided. However, for some of its large hotel management customers, On Command negotiates and enters into a single master contract for the provision of services for all of the corporate-owned hotels of such management company. In the case of franchised, managed or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five to seven years from the date the system becomes operational. Under these contracts, On Command installs its system into the hotel at On Command's cost and On Command retains ownership of all its equipment used in providing the service. In certain cases, On Command provides hotels with televisions, but in other cases On Command requires the hotels to provide televisions.

    On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit On Command to set its prices. Under certain circumstances, certain hotels may have the right to prior approval of the price increases, which approval may not be unreasonably withheld. On Command's contracts with hotels typically set forth the terms governing On Command's provision of free-to-guest programming as well. Depending on the contract, On Command may or may not be the exclusive provider of free-to-guest programming, and in cases where On Command is not the exclusive provider, certain of On Command's contracts require On Command to make payments to hotels to subsidize the cost to the hotels of using another free-to-guest programming provider. Most of On Command's contracts contain provisions that limit the amount of programming cost increases that may be passed on to the hotels for the free-to-guest service. As a result of these limitations, increases in free-to-guest programming revenue have not kept pace with increases in the corresponding programming costs, and the amount of revenue derived from On Command's free-to-guest service has been less than the aggregate cost to On Command of the corresponding programming during each of the past three years. On Command is currently working with its programming vendors and hotels to mitigate the short fall.

Some contracts also require On Command to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At December 31, 2002, contracts covering approximately 40% of On Command's installed rooms have expired, or are scheduled to expire, if not otherwise renewed, during the two-year period ending December 31, 2004.

    On Command's master contract with Hilton Hotels Corporation expired on April 27, 2000. In October 2000, Hilton announced that it would not be renewing its master contract with On Command. On Command currently provides service to approximately 126,200 rooms in 534 hotels that are owned, managed or franchised by Hilton. Hotel contracts are written at the individual hotel level and expirations occur over an extended period of time depending on the installation date of the individual hotel. On Command expects that hotels owned by Hilton will not renew their contracts as they expire. Hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, but On Command cannot predict the number of managed and franchised Hilton hotels that will renew.

    In March 2001, On Command and Marriott International, Inc. entered into a definitive agreement pursuant to which On Command will distribute its interactive television platform in approximately 175,000 U.S. and Canadian hotel rooms owned or managed by Marriott. In addition, On Command has the opportunity to negotiate agreements to provide its interactive television platform to approximately 167,000 additional U.S. and Canadian hotel rooms franchised by Marriott.

    Marriott, Hilton and Six Continents accounted for approximately 30%, 16% and 12% respectively, of On Command's room revenues for the year ended December 31, 2002. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

    OWNERSHIP INTEREST. In connection with our acquisition of Ascent Entertainment Group, Inc. in March 2000, we acquired an approximate 58% ownership interest in On Command Corporation. In 2001, Ascent Entertainment purchased from On Command shares of various series of preferred stock of On Command for an aggregate cash purchase price of $85 million. Also in 2001, Ascent Entertainment purchased from Jerome H. Kern, one of our directors and a former officer and director of On Command, approximately 2.3 million shares of On Command common stock for an aggregate purchase price of $25.2 million. In April 2002, we contributed to Liberty Satellite & Technology, Inc. our 100% ownership interest in Ascent Entertainment (which owns substantially all of our interest in On Command) and other assets in exchange for 34 million shares of Liberty Satellite Series B common stock. In November 2002 and February 2003, Liberty Satellite purchased an additional 3.4 million shares of On Command common stock in the open market bringing its ownership interest to approximately 80%. Of this ownership interest in On Command, approximately 6% is comprised of immediately convertible shares of On Command Series D preferred stock.

    DMX MUSIC

    The DMX Music service is provided by Maxide Acquisition, Inc. and delivers professionally programmed commercial-free music to homes and businesses around the world via the Internet, satellite and broadband networks. The DMX Music service offers a variety of music formats which are generally updated daily by a full-time programming staff.

    DMX Music distributes its service by satellite to cable operators and directly to residential and commercial subscribers with satellite dishes. DMX Music subleases satellite transponder capacity from seven satellite providers, with the principal sublease from the National Digital Television Center. This sublease extends to the earlier of the life of the satellite or November 2017. Cable operators distribute the DMX Music service primarily through digital compression technology through Comcast's Headend in the Sky. The DMX Music service is included in digital cable packages distributed by multiple system cable operators.

    DMX Music's affiliation agreements with cable operators generally provide for the cable operator to pay a fee per subscriber that purchases a digital cable package including the DMX Music service. Cable operators also distribute the DMX Music service through analog technology, in which case the service is offered as a separate premium service to subscribers, and DMX Music is paid a per subscriber license fee under its affiliation agreements with cable operators. DMX Music also provides commercial service to businesses through national, regional and local agreements, which generally have terms ranging from three to five years. Commercial customers pay a monthly fee averaging $50 for the DMX Music service, which is delivered via satellite or via an on-premise platform to each business location. In addition, DMX Music sells or leases source equipment (satellite decoders, dishes and on-premise equipment) to its customers.

    No single customer accounted for more than 10% of DMX Music's revenue in 2002.

    OWNERSHIP INTEREST. We have an approximate 56% ownership interest in Maxide Acquisition. Maxide Acquisition was formed in 2001 by combining DMX, Inc. a subsidiary of Liberty, with AEI Music Network, Inc.

    OPENTV CORP.

    OpenTV provides technology, content and applications, and professional services that enable digital television network operators to deliver and manage interactive television services on all major digital television platforms--cable, satellite and terrestrial--in all major geographic areas of the world. OpenTV's software products, including its core middleware and its Wink interactive service platform, have been shipped in more than 42 million digital set-top boxes worldwide. More than 18 million digital set-top boxes enabled with OpenTV's software products have been shipped in the United States. OpenTV's interactive services and content offerings, including the Wink interactive service and the PlayJam interactive games channel, are available to over 19 million subscribers worldwide.

    The products and services that OpenTV provides can be broken down into the following categories:

    - MIDDLEWARE SOLUTIONS. OpenTV's integrated and modular middleware products enable network operators to manage the delivery and execution of interactive television services within their digital television set-top boxes.

    - NETWORK AND ENTERPRISE SOLUTIONS. These software products, which are used in conjunction with OpenTV's middleware solutions and generally reside at a network operator's head-end or other central broadcasting facility, manage the generation and delivery of interactive television services to and from the set-top box and integrate and manage secure commerce and advertising functions.

    - INTERACTIVE CHANNELS. OpenTV develops and manages branded interactive television channels, including PlayJam-TM-, the world's first interactive television gaming and entertainment channel.

    - MANAGED ITV SERVICES. OpenTV's Wink service allows advertisers, retail merchants, broadcast and cable networks to create interactive enhancements to traditional television advertisements and programs, and gives viewers access to program-related information such as news, sports and weather.

    - APPLICATIONS. OpenTV provides stand-alone interactive television applications deployable by network operators utilizing OpenTV's interactive television platform, as well as applications tools that allow third-party developers to author interactive television applications for our interactive television platform.

    - PROFESSIONAL SERVICES AND SUPPORT. OpenTV's worldwide team of skilled and experienced launch managers and software integration engineers help network operators and set-top box manufacturers build, integrate and deploy interactive services. OpenTV also provides education services to meet the training needs of its customers.

    OpenTV derives revenue from (1) royalties from the sale of set-top boxes that incorporate OpenTV software; (2) fees for consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance and support for set-top box manufacturers; (3) channel fees from consumers of the PlayJam interactive games channel who pay to play games and register for prizes; and (4) license fees from the sale of products such as Device Mosaic, OpenTV Streamer, OpenTV Software Developers Kit and various applications, including OpenTV Publisher. Two customers collectively accounted for approximately 22% of OpenTV's revenues in 2002, with each of Motorola, Inc. and the Digital Interactive Television Group, a British telecommunications company that supports the collection of premium rate telephony charges for the PlayJam channel on BSkyB, accounting for approximately 11% of revenues during the year.

    While OpenTV is one of the world's leading interactive television companies, the interactive television industry is still in its infancy. The growth of the industry and of OpenTV is highly dependent upon a number of factors, including
(i) consumer acceptance of interactive services and products; (ii) deployment of capital by broadband service providers for interactive hardware and software;
(iii) acceptance by broadband service providers of OpenTV's interactive technology and products; and (iv) continued development of interactive technology, products and services. These factors are not within OpenTV's control and no assurance can be given that interactive television will expand beyond its current state.

    OWNERSHIP INTEREST. We own shares of OpenTV's Class A common stock and Class B common stock, representing a 46% equity interest and an 89% voting interest in OpenTV. Each share of OpenTV Class B common stock has 10 votes per share and is convertible into one share of OpenTV Class A common stock, which has one vote per share.

    PRAMER S.C.A.

    Pramer S.C.A., an Argentine programming company, supplies programming services to cable television and DTH satellite distributors throughout Latin America. Pramer currently owns 11 channels and represents 12 additional channels, including two of Argentina's four terrestrial broadcast stations. Total subscription units for 2002 (which equals the sum of the total number of subscribers to each of Pramer's owned and represented channels) were approximately 69 million, with the number of subscribers per channel ranging from less than 16,000 for the smallest premium service to over 7.5 million for the most popular basic service. Pramer's owned channels include CANAL (A), the first Latin-American quality arts channel, FILM & ARTS, offering quality films, concerts, operas and interviews with artists, and ELGOURMET.COM, a channel for the lovers of "the good things in life", all of which are offered as basic television services. Approximately 65% of Pramer's total revenue for 2002 was generated by owned channels. Pramer's represented channels include USA NETWORKS, HALLMARK and COSMO CHANNEL (in which we own a 50% interest). Pramer handles affiliate sales for the 12 channels it represents and advertising sales for five of such channels. Pramer collects the revenue for the represented channels and pays the channel owners either a fixed fee or a fee based on amounts collected. Representation agreements typically have terms of two to five years. Advertising revenue accounted for approximately 10% of Pramer's total revenue for 2002.

    Of the 23 channels owned and/or represented by Pramer, 15 channels are distributed outside of Argentina, principally in Chile, Mexico and Venezuela. For 2002, approximately 50% of Pramer's affiliate revenue was derived from the distribution of channels outside of Argentina.

    Pramer's affiliation agreements with cable television and satellite distributors typically have terms of one to five years. Pramer's current affiliation agreements expire between 2003 and 2005. The only distributor that represented more than 10% of Pramer's total revenue for 2002 was Cablevision S.A., an

Argentine cable provider in which we own an approximate 39% economic (and no voting) interest. Pramer's affiliation agreement with Cablevision expires in December 2003.

    Pramer has two sources of content: rights that are purchased from various distributors and its own productions. Contracts with producers or distributors of films and shows usually have terms of two to four years. Pramer's own productions are usually contracted with independent producers.

    All of Pramer's satellite transponder capacity is provided pursuant to contracts expiring in 2014.

    While Argentina has been in a recession for the past five years, the Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to worsening economic and political conditions in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. While we cannot predict what future impact these economic events will have on our Argentine business, we note that during 2001 and 2002 Pramer experienced significant adverse effects as customers began extending payments and lenders began tightening credit criteria.

EQUITY METHOD AFFILIATES

    DISCOVERY COMMUNICATIONS, INC.

    Discovery Communications, Inc. is a global media and entertainment company. Discovery has grown from its core property, DISCOVERY CHANNEL, to current global operations in over 155 countries across six continents, with over 700 million total subscriptions, including over 80 million subscriptions to channels distributed by ventures in which Discovery has less than a majority ownership. Discovery's programming is tailored to the specific needs of viewers around the globe, and distributed through 77 separate feeds in 33 languages. Discovery's 33 networks of distinctive programming represent 14 entertainment brands including TLC, ANIMAL PLANET, TRAVEL CHANNEL, DISCOVERY HEALTH CHANNEL, DISCOVERY KIDS, and a family of digital channels. Discovery's other properties consist of DISCOVERY.COM and approximately 170 retail outlets. Discovery also distributes BBC AMERICA in the United States.

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

    QVC distributes its television programs, via satellite, to multichannel video program distributors for retransmission to subscribers. In return for carrying QVC, each domestic programming distributor receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold to customers located in the programming distributor's service area.

    OWNERSHIP INTEREST. We own approximately 42% of QVC, and Comcast owns the remaining 58%. QVC is managed on a day-to-day basis by Comcast, and Comcast has the right to appoint all of the members of the QVC board of directors. We have the right to appoint two members of QVC's five-member management committee. QVC's management committee has the right to vote on every matter submitted, or required to be submitted, to a vote of the QVC board, and we and Comcast are required to use our respective best efforts to cause QVC to follow the direction of any resolution of the management committee. We also have veto rights with respect to certain fundamental actions proposed to be taken by QVC.

    We have been granted a tag-along right that will apply if Comcast proposes to transfer control of QVC, and Comcast may require us to sell our QVC stock as part of the transaction, under certain circumstances and subject to certain conditions. In addition, we have the right to initiate an exit process with respect to our interest in QVC.

    We and Comcast have certain mutual rights of first refusal and mutual rights to purchase the other party's QVC stock following certain events, including change of control events affecting either stockholder. We and Comcast also have registration rights.

    As further discussed under--"General Development of Business--Recent Developments," on March 3, 2003, we announced that we had notified Comcast of our election to trigger the exit process under the stockholders agreement governing Comcast's and our interests in QVC. No assurance can be given that the transaction contemplated by the exit process will be consummated on the terms described, or at all.

    JUPITER PROGRAMMING CO., LTD.

    Jupiter Programming Co., Ltd. is a joint venture between us and Sumitomo Corporation that was formed to develop, manage and distribute cable and satellite television channels in Japan. As of December 31, 2002, Jupiter Programming owned four channels through wholly- or majority-owned subsidiaries and had investments ranging from approximately 10% to 50% in ten additional channels. Jupiter Programming's majority owned channels are a movie channel
(CSN1), a golf channel (GOLF NETWORK), a shopping channel (SHOP CHANNEL, in which Home Shopping Network has a 30% interest), and a women's channel (LALA
TV). Channels in which Jupiter Programming holds investments include three sports channels owned by JSkySports, a joint venture with News Television B.V., Sony Broadcast Media Co. Ltd, Fuji Television Network, Inc. and SOFTBANK Broadmedia Corporation; ANIMAL PLANET JAPAN, a one-third owned joint venture with Discovery and BBC Worldwide; and DISCOVERY CHANNEL JAPAN, a 50% owned joint venture with Discovery. Jupiter Programming provides affiliate sales services and in some cases advertising sales and other services to channels in which it has investments for a fee.

    The market for multi-channel television services in Japan is highly complex with multiple cable systems and direct-to-home satellite platforms. Cable systems in Japan served approximately

13.1 million homes at December 31, 2002. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free TV services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which Jupiter Telecommunications Co., Ltd. is the largest in terms of subscribers, currently pass approximately 4.45 million households. All of the channels in which Jupiter Programming holds a 20% or greater interest are marketed as basic television services to cable system operators, with distribution at December 31, 2002 ranging from approximately 11.5 million homes for SHOP CHANNEL (which is carried in many compensation systems and on UHF as well as in multi-channel cable systems) to approximately 1.4 million homes for more recently launched channels, such as ANIMAL PLANET JAPAN.

    All of the channels in which Jupiter Programming has interests are also currently offered on Sky PerfecTV, a digital satellite platform that delivers approximately 140 channels a-la-carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation (which we refer to as JSAT). Currently there are four other satellite platforms in Japan, delivering a significantly smaller number of channels. Under Japan's complex regulatory scheme for satellite broadcasting, each channel obtains a broadcast license which is perpetual, although subject to revocation by the relevant governmental agency, and leases from the satellite operator the bandwidth capacity on the applicable satellites necessary to transmit the licensed channel to cable and other distributors and direct-to-home satellite subscribers. In the case of distribution of Jupiter Programming's 33% or greater owned channels to three of the four satellite platforms, these licenses and satellite capacity leases are held through its affiliate, Jupiter Satellite Broadcasting Corporation (which we refer to as JSBC). The satellite broadcast licenses for Jupiter Programming's 33% or greater owned channels with respect to the fourth satellite platform are held by two other companies that are majority owned by unaffiliated entities. JSBC's leases with JSAT for bandwidth capacity on JSAT's two satellites expire in 2007. JSBC and other licensed broadcasters then contract with the platform operator, such as Sky PerfecTV, for customer management and marketing services (sales and marketing, billing and collection) and for encoding services (compression, encoding and multiplexing of signals for transmission) on behalf of the licensed channels.

    Approximately 80% of Jupiter Programming's consolidated revenues for 2002 were attributable to retail revenues generated by the SHOP CHANNEL. Cable operators are paid distribution fees to carry the SHOP CHANNEL, which are either a fixed rate per subscriber or the greater of a fixed rate per subscriber and a percentage of revenue generated through sales in the cable operator's territory. After SHOP CHANNEL, JSKY SPORTS generates the most revenues of the channels in which Jupiter Programming has an interest, the majority of which revenues are derived from satellite subscriptions. Currently, advertising sales are not a significant component of Jupiter Programming's revenues.

    OWNERSHIP INTEREST. We and Sumitomo each own a 50% interest in Jupiter Programming. Pursuant to a stockholders agreement we entered into with Jupiter Programming and Sumitomo, we and Sumitomo each have preemptive rights to maintain our respective equity interests in Jupiter Programming, and we and Sumitomo each have the right to elect and remove one director for each 16.6% equity interest in Jupiter Programming that we or Sumitomo, as applicable, hold. No board action may be taken with respect to certain material matters without the unanimous approval of the directors appointed by us and Sumitomo, provided that we and Sumitomo each own 30% of Jupiter Programming's equity at the time of any such action. We and Sumitomo each hold a right of first refusal with respect to the other's interests in Jupiter Programming, and we and Sumitomo have each agreed to provide Jupiter Programming with a right of first opportunity with respect to the acquisition of more than a 10% equity position in, or the management of or any similar participation in, any programming business or service in Japan and any other country to which Jupiter Programming distributes its signals, in each case subject to specified limitations.

    COURT TELEVISION NETWORK LLC.

    Court Television Network LLC owns and operates COURT TV, a basic cable network that provides informative and entertaining programming based on the American legal system. Court TV's day-time programming focuses on trial coverage. Night-time programming includes reality-based documentary specials, off-network series such as NYPD BLUE and original programming such as FORENSIC FILES. CourtTV was launched in 1991, and as of December 31, 2002 had more than 74 million subscribers. Court TV earns revenue from the sale of advertising on its network and from affiliation agreements with cable television and direct-to-home satellite operators.

    OWNERSHIP INTEREST. We and Time Warner Entertainment each own 50% of Court Television. Pursuant to Court Television's operating agreement, no action may be taken with respect to certain material matters without our approval and that of Time Warner Entertainment. Also pursuant to Court Television's operating agreement, each member has a right of first offer with respect to any proposed transfer by the other member of its interest in Court Television other than to an affiliate of the transferring member or to NBC Cable Courtroom
Holdings, Inc. upon exercise of its option (as described below). In addition, at any time after January 7, 2006, we may require Time Warner Entertainment to purchase all but not less than all of our ownership interest, and Time Warner Entertainment may require us to sell all but not less than all of our ownership interest, in Court Television. Furthermore, pursuant to an option agreement among us, Time Warner Entertainment, Court Television and NBC Cable Courtroom, NBC Cable Courtroom has the option to purchase a 50.1% voting interest in Court Television, if on or before August 31, 2005, we and Time Warner Entertainment convert the service distributed by Court Television into a service that provides regularly scheduled general business or financial news or personal finance programming. In addition, at such time as NBC Cable Courtroom has exercised its right under the option agreement and is a member of Court Television, neither we nor Time Warner Entertainment may transfer all or any part of our interest to the other, or more than 50% of our interest to a third party, without first offering to include a portion of NBC Cable Courtroom's membership interest in the sale.

    GAME SHOW NETWORK, LLC

    Game Show Network, LLC owns and operates the Game Show Network. With nearly 50 million subscribers as of December 31, 2002, Game Show Network is a basic cable network dedicated exclusively to the world of games, game playing and game shows. Game Show Network offers 24-hour cable programming consisting of syndicated game show favorites from its library, original programming and new interactive game shows where viewers can compete against each other from their own homes. Game Show Network programs more than 55 hours of interactive television each week.

    OWNERSHIP INTEREST. We and Sony Pictures Entertainment, a division of Sony Corporation of America, which is a subsidiary of Sony Corporation, each own 50% of Game Show Network, LLC. Game Show Network's day-to-day operations are managed by a management committee of its board of managers. Pursuant to Game Show Network's operating agreement, we have the right to designate three of the management committee's six members. Also pursuant to the operating agreement, we and Sony have agreed not to transfer our interests in Game Show Network, other than through an indirect transfer that does not result in a change of control of the transferring party, until February 2004. After February 2004, direct transfers and indirect transfers that result in a change of control of the transferring party are permitted, subject to a right of first refusal in favor of the non-transferring member.

COMMUNICATIONS AND BROADBAND DISTRIBUTION

    Cable television systems deliver multiple channels of television programming to subscribers who pay a monthly fee for the service. Video, audio and data signals are received at the cable system head-end over the air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television providers in most markets are currently upgrading their cable systems to deliver new technologies, products and services to their customers. These upgraded systems may allow cable operators to expand channel offerings, add new digital video services, offer high-speed data services and, where permitted, provide telephony services. The implementation of digital technology significantly enhances the quantity and quality of channel offerings, and may allow the cable operator to offer video-on-demand, additional pay-per-view offerings, premium services and incremental niche programming. Upgraded systems also enable cable networks to transmit data and gain access to the Internet at significantly faster speeds, up to 100 times faster, than data can be transmitted over conventional dial-up connections. Lastly, many cable providers have been developing the capability to provide telephony services to residential and commercial users at rates well below those offered by incumbent telephone providers. Each of these businesses represents an opportunity for cable providers to increase their revenue and operating cash flow by providing services in addition to the traditional pay television services that have historically been offered.

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

CONSOLIDATED SUBSIDIARIES

    LIBERTY CABLEVISION OF PUERTO RICO, INC.

    Liberty Cablevision of Puerto Rico, Inc. is one of Puerto Rico's largest cable television operators based on number of customers. Liberty Cablevision of Puerto Rico operates three head ends, serving approximately 121,000 basic subscribers in the communities of Luquillo, Arecibo, Florida, Caguas, Humacao, Cayey and Barranquitas.

    At December 31, 2002, 100% of Liberty Cablevision of Puerto Rico's network had been rebuilt utilizing a minimum of 550 MHz bandwidth capacity. At
December 31, 2002, Liberty Cablevision of Puerto Rico provided subscribers with 63 analog channels. In some service areas, Liberty Cablevision of Puerto Rico also offers 165 digital channels.

    A significant portion of Liberty Cablevision of Puerto Rico's cable network consists of fiber-optic and coaxial cable. This infrastructure allows Liberty Cablevision of Puerto Rico to offer enhanced entertainment, information and telecommunications services and, when and to the extent permitted by law, cable telephony services. During 2002, Liberty Cablevision of Puerto Rico began offering telephony service and high speed data transmission services and Internet access using high speed cable modems to its subscribers.

    LIBERTY SATELLITE & TECHNOLOGY, INC.

    At February 28, 2002, Liberty Satellite & Technology, Inc. indirectly owns 74% of the common stock of On Command, which is its primary operating subsidiary. In addition, Liberty Satellite has strategic investments in and contractual arrangements with various entities that operate, or are developing satellite and terrestrial wireless networks for broadband distribution of Internet access, video programming, streaming media and other data. Most of the businesses in which Liberty Satellite has strategic investments are in the development stage and operate at substantial losses.

    These investments include beneficial interests representing 10% of Sky Latin America, which operates a satellite delivered television platform serving Mexico, Brazil, Colombia and Chile; 16% of the stock of Wildblue
Communications, Inc., which is building a Ka-band satellite network to provide broadband data communications services to homes and small offices in North America and Latin America; 31.5% of the membership interests in Astrolink International LLC, which is building a Ka-band satellite network to provide broadband data communications services to businesses; shares of or beneficial interests in shares of General Motors Class H common stock, XM Satellite Radio Holdings, Inc. and Sprint Corporation PCS Group common stock, in each case representing less than 1% of the outstanding shares.

    OWNERSHIP INTEREST. In April 2002, we contributed to Liberty Satellite our 100% ownership interest in Ascent Entertainment (which owns substantially all of our interest in On Command) and our 89% ownership interest in Liberty Satellite LLC, of which Liberty Satellite owned the remaining 11%, in exchange for 34 million shares of Liberty Satellite Series B common stock. Also during 2002 and the first quarter of 2003, we received approximately 7.5 million shares of Liberty Satellite Series A common stock as payment for dividends on the Liberty Satellite preferred stock. As of February 28, 2003, we hold 87% of the common equity of Liberty Satellite and all of the preferred stock of Liberty Satellite, which ownership interests collectively represented 98% of the voting power of Liberty Satellite's outstanding equity securities. The preferred stock that we own consists of Liberty Satellite's Series A 12% Cumulative Preferred Stock with a liquidation value of $150 million and Liberty Satellite's Series B 8% Cumulative Convertible Voting Preferred Stock with a liquidation value of $150 million. This preferred stock is senior to all other classes and series of capital stock of Liberty Satellite. The Series A preferred stock does not have voting rights and is not convertible into common stock. The holders of the Series B preferred stock have voting rights representing, in the aggregate, approximately 85% of the total voting power of Liberty Satellite and vote together with the holders of all other classes or series of voting stock of Liberty Satellite, except as required by law. In addition, the Series B preferred stock is convertible at the option of the holder into shares of Series B common stock at a conversion price of $88.40 per share of Series B common stock, subject to specified adjustments.

    TRUEPOSITION, INC.

    TruePosition, Inc. develops and markets technology for locating wireless phones and other wireless devices, enabling wireless carriers, application providers and other enterprises to provide E-911 and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to an FCC mandate requiring wireless carriers to implement wireless location technology. Although TruePosition entered into a deployment agreement with Cingular Wireless in August 2001, Cingular did not begin deploying TruePosition's technology until late in 2002.

    The TruePosition-Registered Trademark- Wireless Location System-TM- is a passive overlay system designed to enable mobile wireless service providers to determine the location of any wireless device, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Wireless Location System calculates the latitude and longitude of any designated wireless telephone or transmitter and forwards this information in real time to any desired application software. TruePosition measures transmissions occurring on the reverse control or voice channel of wireless telephones and uses TDOA and AOA techniques to calculate the geographic location, as well as the direction of travel and velocity of a telephone or other wireless transmitter. TruePosition technology offerings cover all of the major wireless air interfaces such as Time Division Multiple Access
(TDMA), Code Division Multiple Access (CDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

    OWNERSHIP INTEREST. We own 89% of the common equity of TruePosition. In December 2002, TruePosition issued shares of Series A preferred stock with an aggregate stated value of approximately $247 million to us and one of our subsidiaries for inter-company advances previously made to TruePosition. In addition, our board of directors authorized us to advance to TruePosition an additional $25 million in exchange for additional shares of Series A preferred stock, at such times as may be determined by management.

EQUITY METHOD AFFILIATES

    UNITEDGLOBALCOM, INC.

    UGC is one of the largest broadband communications providers outside the United States based upon the number of customers served. UGC provides video distribution services in over 20 countries worldwide and telephone and Internet access services in a growing number of international markets. UGC's operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America.

    EUROPEAN OPERATIONS

    UGC's European operations are conducted through its 53.1% owned, publicly traded subsidiary UPC, which is one of the largest Pan-European broadband communications companies (in terms of number of customers) providing video, telephone and Internet access services to 13 countries in Europe. UPC offers advanced analog video services, a range of pay-per-view services and a large choice of radio programs to residential customers throughout its operating regions. UPC also offers digital video services to residential customers in the Netherlands, France, Austria, Norway and Sweden, with the rollout of these services in other operating regions expected in the future subject to the availability of sufficient capital and upgraded technology. As of December 31, 2002, UPC's operating systems had approximately 6.9 million aggregate subscribers to their basic cable video services. UPC also offers local telephone services, under its subsidiary's name, Priority Telecom, to residential and business customers in its Austrian, Dutch, French and Norwegian systems and to residential customers in its French systems. Priority Telecom manages UPC's interconnection relationships with incumbent local telecommunications carriers. UPC also has a traditional switched telephone network in Hungary and the Czech Republic. As of December 31, 2002, UPC provided telephone services to approximately 471,000 residential and business customers. UPC Media operates UPC's Internet and video content and programming businesses, and also operates all aspects of UPC's Internet business (CHELLO BROADBAND) for residential customers in Austria, Belgium, France, the Netherlands, Norway, Sweden, Poland, the Czech Republic and Hungary. UPC's local operating companies have entered into franchise agreements with CHELLO BROADBAND, which provide UPC's local systems with product development, customer support, local language broadband portals, and marketing support for a fee based upon a percentage of subscription revenue. At December 31, 2002, UPC's local operating systems had approximately 661,000 residential subscribers to its high speed Internet access service.

    In February, May, August and November 2002, UPC failed to make required interest payments on certain of its senior notes. Since that time, UPC has been negotiating the restructuring of its debt instruments and a proposed recapitalization, which if consummated as currently contemplated would result in UGC receiving 65% of a new UPC holding company in exchange for UPC debt securities that UGC owns; third-party noteholders receiving 33% of the new holding company's equity; and existing preferred and ordinary shareholders, including UGC, receiving 2% of the new holding company's equity. In
December 2002, UPC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law. The U.S. Bankruptcy Court confirmed the plan of reorganization as modified on February 21, 2003. The Dutch court ratified the plan of compulsory composition (Akkord) on March 13, 2003. A UPC creditor has appealed the Dutch decision. As a result, UPC can give no assurance as to when the Dutch Akkord process will be completed, but expects that the restructuring will be finalized in the second quarter of 2003.

    LATIN AMERICAN OPERATIONS

    UGC's primary Latin American operation is VTR GlobalCom S.A., a wholly owned multi-channel television provider and a growing provider of voice services in Chile. VTR is the largest provider (based on number of customers) of wireline cable television, multichannel multipoint distribution service (or MMDS) and direct-to-home technologies in Chile. Wireline cable television is VTR's primary business. As of December 31, 2002, VTR had an estimated 66% market share of cable television services throughout Chile, and approximately 57% of all of VTR's television homes passed were able to use VTR's telephone services. VTR has interconnect agreements with local carriers, cellular operators and long distance carriers. In portions of its network, VTR also offers high speed Internet access, with 70,000 customers at the end of 2002.

    UGC also provides content to various Latin American countries through its 50% ownership interest in MGM Networks LA, which currently produces and distributes three pan-regional channels that are currently distributed on most major cable and satellite systems in 17 countries throughout Latin America.

    VTR's $176 million bank credit facility, as amended, matures on April 29, 2003. Pursuant to the terms of the bank credit facility, VTR is required to consummate a Chilean bank and/or bond financing of not less than $50 million. If VTR completes a local financing, of which no assurance can be given, the maturity of the bank credit facility is expected to be extended for approximately four years. Without the proceeds from a local financing, VTR will need to refinance the balance of the bank credit facility prior to its maturity in April 2003. No assurance can be given that VTR will be able to secure such refinancing on terms satisfactory to VTR, or at all.

    ASIA/PACIFIC OPERATIONS

    UGC's Asia/Pacific operations are primarily conducted through Austar United Communications Limited, a 55.8% owned publicly traded affiliate. Austar United is the largest provider (based on number of customers) of subscription television services in regional Australia with a service area encompassing approximately 2.1 million homes. In addition, Austar has an approximate 41.6% interest in TelstraClear, New Zealand's second largest full service communications company, providing telephone, cable television and Internet services to its residential and commercial customers. Austar primarily uses digital direct-to-home satellite and, to a lesser extent, wireless cable and cable distribution technologies for delivery of subscription television services. Austar has exclusive distribution rights in its service area with respect to some of its programming, including SHOWTIME, ENCORE, FOX SPORTS, DISCOVERY and NICKELODEON. Of UGC's interest in Austar, 25.5% is held through its subsidiary, United Australia/Pacific, Inc. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States bankruptcy code with respect to United Australia/Pacific. If United

Australia/Pacific undergoes a reorganization in bankruptcy court, UGC's ownership interest may be significantly diluted.

    OWNERSHIP INTEREST. We currently own an approximate 74% common equity interest, representing an approximate 94% voting interest, in UGC. UGC owns 99.5% of the common stock of UGC Holdings (as described above), which represents 50% of the voting power of the outstanding stock of UGC Holdings in the election of directors and 99.5% of the voting power on all other matters.

    Our interest in UGC is subject to the terms of UGC's restated certificate of incorporation and bylaws, as well as certain stockholders and standstill agreements entered into in connection with the consummation of the transactions with UGC. Pursuant to those arrangements, until June 2010, unless the agreements are earlier terminated, we will control the election of four members of UGC's 12-member board of directors, and the Founders will control the election of the remaining eight members of UGC's board of directors. In addition, UGC may not take certain actions without first receiving the consent of a majority of the UGC directors elected, or designated for election, by us. Subject to certain exceptions, we have agreed to vote our shares of UGC common stock either as recommended by UGC's board of directors or in the same proportion as all other holders of UGC common stock on all matters submitted to a vote of stockholders, other than the election or removal of directors, or a merger, sale or similar transaction involving UGC. We have agreed to vote our shares against any merger, consolidation, dissolution or sale of all or substantially all of UGC's assets not approved by UGC's board of directors. We are entitled to exchange shares of low-vote UGC common stock held by us for high-vote shares on a one-for-one basis. We are also entitled to exchange shares of common stock of UPC or any other affiliate of UGC acquired from UPC or such affiliate for high-vote shares of UGC common stock on terms specified in the stockholders agreement. We are entitled to preemptive rights in the event of certain issuances of UGC common stock that would dilute our economic interest in UGC by a specified amount, and a proportional purchase right to acquire additional high-vote securities in the event of certain issuances of shares of high-vote common stock by UGC. We have agreed to certain limitations on our ability to acquire additional common stock of UGC and to take certain other actions with respect to UGC, such as soliciting proxies, soliciting or encouraging offers for UGC and exercising appraisal rights. We have also agreed to certain limitations on our ability to transfer equity securities of UGC, other than to our affiliates or in compliance with the stockholders agreement, or to convert our high-vote stock to low-vote stock. Pursuant to the stockholders agreement, we are subject to a right of first offer in favor of the Founders in connection with proposed transfers by us of shares of high-vote UGC common stock to a third party or proposed conversions by us of high-vote UGC common stock to low-vote UGC common stock. We are entitled to a right of first offer in connection with proposed transfers by the Founders of shares of high-vote UGC common stock to a third party or proposed conversions by the Founders of high-vote UGC common stock to low-vote UGC common stock. If we or the Founders decline to exercise the right of first offer, then the party proposing to transfer shares of high-vote UGC common stock must first convert the shares to low-vote UGC common stock, unless in the case of a proposed transfer by the Founders, the shares being transferred represent at least a majority of all high-vote shares owned by the Founders, their permitted transferees and any other person that the Founders have designated to purchase shares from us under the Founders' right of first offer. If we propose to transfer a majority of the shares of high-vote UGC common stock held by us to a third party, the Founders are entitled to "tag-along" rights to sell a proportional amount of the shares of high-vote UGC common stock held by them. We are entitled to substantially similar "tag-along" rights if the Founders propose to transfer a majority of the shares of high-vote UGC common stock held by them to a third party. In addition, if the Founders propose to transfer a majority of the shares of high-vote UGC common stock held by them to a third party, the Founders may exercise "drag-along" rights to cause us to sell, at our election, either all of the shares of high-vote UGC common stock held by us, all of the shares of UGC common stock held by us, or a proportionate amount of each class of UGC common stock that we own.

    JUPITER TELECOMMUNICATIONS CO., LTD.

    Jupiter is a broadband provider of integrated entertainment, information and communication services in Japan and is currently the largest provider of cable television services in Japan based upon the number of customers served.

    Jupiter operates its broadband networks through 18 individually managed cable franchises. Jupiter is the largest stockholder in each of these managed franchises. Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources. Jupiter's distribution network, which is composed of a combination of fiber-optic and coaxial cable, transmits signals between the headend facility and the customer locations. Of Jupiter's network, 98% operates at 750MHz capacity and 2% operates at 450MHz capacity. Jupiter provides traditional analog cable services in all of its managed franchises and provides digital and interactive television services in some of its franchises. As of December 31, 2002, Jupiter's network passed approximately 5.8 million homes and served approximately 1.4 million basic cable subscribers.

    Jupiter currently offers telephony services over its own network in 14 of its franchise areas. In the franchise areas where telephony services are available, Jupiter's headend facilities contain equipment that routes calls from the local network to Jupiter's telephony switches, which in turn transmit voice signals and other information over the network. As of December 31, 2002, Jupiter had 350,000 telephony subscribers. Jupiter currently provides only a single line to its telephony customers, most of whom are residential customers.

    Jupiter currently owns an 87.4% interest in @Home Japan Co., Limited, a joint venture with Sumitomo Corporation. Jupiter also owns a 25.8% interest in Kansai Multimedia Services, a provider of high-speed Internet access for cable system operators in the Kansai region of Japan. In association with these joint ventures, Jupiter offers high-speed Internet access in all of its managed franchises. As of December 31, 2002, Jupiter had 505,000 subscribers to its high speed Internet access service.

    In addition to its 18 managed franchises, Jupiter owns non-controlling equity interests, between 11% and 20%, in four cable franchises that are operated and managed by third-party franchise operators. As of December 31, 2002, the non-managed investments passed approximately 1.3 million homes and served 235,000 cable television and 94,000 high-speed Internet customers.

    Jupiter sources its programming through multiple suppliers including its affiliate, Jupiter Programming Co., Ltd. Jupiter's relationship with Jupiter Programming enables Jupiter to provide cost effective programming to its customers. We own 50% of Jupiter Programming. See "Jupiter Programming
Co., Ltd." above for more information on Jupiter Programming.

    OWNERSHIP INTEREST. At December 31, 2002, we and Sumitomo each held an approximate 36% interest in Jupiter, and Microsoft Corporation held an approximate 23% interest in Jupiter. On February 14, 2003, we sold 13,336,976 shares of our Series A common stock to Sumitomo in a private placement for aggregate cash proceeds of Y17 billion ($141 million). In March 2003, we intend to acquire from Sumitomo and another shareholder, by means of a tender offer, an additional 8% equity interest in Jupiter for approximately Y17 billion
($141 million). As a result of this acquisition, our equity interest in Jupiter would increase to approximately 44% and Sumitomo's interest would decrease to 29%. In addition, we and Sumitomo have entered into an agreement with Microsoft pursuant to which we and Sumitomo would convert into equity Y16,130 million (approximately $135 million) of subordinated loans provided to Jupiter by us and Sumitomo. As a result of this conversion, we would hold a 45% interest in Jupiter, Microsoft would hold a 19%, interest in Jupiter, and Sumitomo would hold a 32% interest in Jupiter. The conversion is subject to certain closing conditions, and no assurance can be given that the conversion will be consummated.

    We are party to certain stockholder arrangements relating to our interest in Jupiter. We and Sumitomo have agreed not to transfer our shares to a third party until the earlier of February 12, 2008 or an initial public offering of Jupiter stock. In addition, we, Sumitomo and Microsoft have each granted to the other a right of first refusal with respect to our respective interests in Jupiter until an initial public offering of Jupiter stock. Microsoft has tag-along rights with respect to certain sales of Jupiter stock by us, and we have drag-along rights as to Microsoft with respect to certain sales of Jupiter stock. We are also entitled to certain preemptive rights with respect to any new issuance of Jupiter securities.

    We have the right to appoint three of Jupiter's 13 directors and to nominate persons to (and remove persons from) the positions of chief operating officer and chief financial officer. Sumitomo holds similar rights with respect to the chief executive officer and another executive position of Jupiter. We and Sumitomo have also agreed that certain specified actions by Jupiter will require our mutual consent, while Microsoft has the right to challenge certain types of transactions and require review by an independent advisor based on specified criteria. We and Sumitomo have agreed not to acquire or invest, to the extent of more than a 10% equity interest, in any broadband businesses serving residential customers in Japan without first offering the opportunity to Jupiter.

    The foregoing arrangements expire upon an initial public offering of Jupiter stock, except that, if an initial public offering has not occurred by February 12, 2008, the arrangements relating to Microsoft will expire on that date.

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

    REGULATION OF PROGRAM LICENSING. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Our ownership of Liberty Cablevision of Puerto

Rico, Inc. presently subjects us and satellite-delivered programming services in which we have an interest to these rules.

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

    REGULATION OF OWNERSHIP. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provided for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carried minority-controlled programming services. The regulations also grandfathered existing carriage arrangements that exceeded the channel limits, but required new channel capacity to be devoted to unaffiliated programming services until the system achieved compliance with the regulations. These channel occupancy limits applied only up to 75 activated channels on the cable system, and the rules did not apply to local or regional programming services. However, on March 2, 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued a further notice of proposed rulemaking in 2001 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In the original rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

    In its March 2, 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. The FCC presently is conducting a rulemaking regarding this ownership limitation and its ownership attribution standards.

    The FCC's rules also generally had prohibited common ownership of a cable system and broadcast television station with overlapping service areas. On February 19, 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's decision to retain the cable/broadcast cross-ownership rule was arbitrary and capricious and vacated the rule. The FCC did not seek Supreme Court review of this decision or initiate a new rulemaking proceeding. Again, any such restrictions would have little impact on us based on our present limited ownership of cable systems. The FCC rules continue to prohibit common ownership of a cable system and MMDS with overlapping service areas.

    REGULATION OF CARRIAGE OF BROADCAST STATIONS. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. On January 18, 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. The imposition of such additional must carry regulation, in conjunction with the current limited cable system channel capacity, would make it likely that cable operators will be forced to drop some cable programming services, which may have an adverse impact on the programming companies in which we have interests.

    CLOSED CAPTIONING AND VIDEO DESCRIPTION REGULATION. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, the programming companies in which we have interests are expected to incur significant additional costs for closed captioning. In July 2000, the FCC also adopted rules requiring certain broadcasters and the largest national video programming services to begin to provide audio descriptions of visual events for the visually impaired on the secondary audio program. However, the United States Court of Appeals for the District of Columbia Circuit held that the description rules were unauthorized by statute and vacated them on November 8, 2002.

    COPYRIGHT REGULATION. DMX Music's service involves the distribution of copyrighted music. DMX Music has entered into a number of license agreements for distribution of copyrighted music. Under these agreements, DMX Music pays royalties for all music played on its services in the United States through residential, commercial or Internet distribution. DMX Music also has obtained the applicable licenses for distribution of commercial and residential music services outside the United States through various licensing agencies located in the foreign territories where its services are distributed. Certain license agreements with major music licensing organizations are being negotiated on an industry-wide basis and may require retroactive rate increases.

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

    INTERACTIVE TELEVISION. On January 18, 2001, the FCC released a Notice of Inquiry regarding interactive television services over cable television. The FCC sought comment on, among other things, an appropriate definition of interactive television services, whether access to a high speed connection is necessary to realize interactive television capabilities, and whether a nondiscrimination rule is necessary and/or appropriate. The outcome of this proceeding and any rules ultimately adopted by the FCC could affect carriage of our contemplated interactive television services and the implementation of certain agreements entered into with AT&T Broadband prior to our split off from AT&T.

    SATELLITE

    We have interests in companies licensed by the FCC to provide Ka-band satellite services. Ka-band licensees must, among other requirements, comply with FCC implementation milestones for the construction, launch and operation of their systems. Failure to meet any of these milestones would render the satellite authorization null and void.

    INTERNATIONAL VIDEO PROGRAMMING, INTERACTIVE TELEVISION SERVICES AND
     COMMUNICATIONS

    Some of the foreign countries in which we have, or may make, an investment regulate, in varying degrees, (1) the granting of cable and telephony franchises, the construction of cable and telephony systems and the operations of cable, other multi-channel television operators and telephony operators and service providers, as well as the acquisition of, and foreign investments in, such operators and service providers, (2) the granting of broadcast licenses and the applicable terms and regulations, and (3) the distribution and content of programming and Internet services and foreign investment in programming companies. Regulations or laws may cover wireline and wireless telephony, satellite and cable communications and Internet services, among others. Regulations or laws that exist at the time we make an investment in a foreign subsidiary or business affiliate may thereafter change, and there can be no assurance that material and adverse changes in the regulation of the services provided by our subsidiaries and business affiliates will not occur in the future. Regulation can take the form of price controls, service requirements, programming and other content restrictions, and restrictions on permissible levels of foreign ownership among others. Moreover, some countries do not issue exclusive licenses to provide multi-channel television services within a geographic area, and in those instances we may be adversely affected by an overbuild by one or more competing cable operators. In certain countries where multi-channel television is less developed, there is minimal regulation of cable television, and, hence, the protections of the cable operator's investment available in the United States and other countries (such as rights to renewal of franchises and utility pole attachment) may not be available in these countries. Foreign regulation, and changes in foreign regulation, could have an adverse effect on our business and the value of our investments.

    PROPOSED CHANGES IN REGULATION

    The regulation of programming services, cable television systems and satellite licensees is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

COMPETITION

    VIDEO PROGRAMMING AND INTERACTIVE TELEVISION SERVICES

    The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. The programming companies in which we have interests directly compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry, including the recent combination of AT&T Broadband and Comcast Cable, could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, our programming services and our business affiliates' programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video (generally video rentals), pay-per-view services, online activities, movies and other forms of news, information and entertainment. The programming companies in which we have interests also compete, to varying degrees, for creative talent and programming content. Our management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts. In the U.S., QVC and Home Shopping Network operate in direct competition with each other and other businesses that are engaged in retail merchandising. In the U.K.,

QVC operates in direct competition with sit-up Limited, the operator of the U.K.'s home shopping channel, SCREENSHOP, and BID-UP.TV, an interactive auction channel.

    The creative media services industry is highly competitive. Much of the competition is centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as the emergence of new competitors. In particular, although major motion picture studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers are customers of these services, they can also perform similar services in-house with substantially greater financial, technical, creative, marketing and other resources. These studios could devote substantially greater resources to the development and marketing of services that compete with those of our affiliates. Our affiliates also actively compete with certain industry participants that may be smaller but have a unique operating niche or specialty business.

    There are numerous providers of in-room entertainment services to the hotel industry. Market participants include, but are not limited to, (i) other full service in-room providers, (ii) cable television companies, (iii) direct broadcast satellite services, (iv) television networks and programmers,
(v) Internet service providers, (vi) broadband connectivity companies, and
(vii) other telecommunications companies. In addition, On Command's services compete for a guest's time and entertainment resources with other forms of entertainment and leisure activities. On Command anticipates that it will continue to face substantial competition from traditional as well as new competitors, and that certain of these competitors have greater financial resources and better access to the capital markets than On Command. Many of On Command's potential competitors are developing ways to use their existing infrastructure to provide in-room entertainment and/or informational services. Certain of these competitors are already providing guest programming services and are beginning to provide video-on-demand, Internet and high-speed connectivity services to hotels.

    The business of providing interactive applications is becoming increasingly competitive. Companies that develop and launch applications on middleware platforms include dedicated applications providers, independent third parties that develop and provide applications for middleware platforms, and other middleware providers. Competition is also faced from media companies that have publicly announced interactive television initiatives, such as The Discovery Channel (in which we also own an interest) and CNN. In addition, certain network operators such as BSkyB in the United Kingdom have entered into agreements, joint ventures, and other relationships with technology and entertainment companies. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for middleware platforms at relatively modest expense through the use of applications development tools.

    In the interactive television professional services area, competition is faced primarily from third party system integrators, as well as from internal information technology staffs at our network operator customers. Other interactive television technology providers also provide a level of professional services in conjunction with their product offerings.

    COMMUNICATIONS AND BROADBAND DISTRIBUTION

    The cable television systems and other forms of media distribution in which we have interests directly compete for viewer attention and subscriptions in local markets with other providers of entertainment, news and information, including other cable television systems in those countries that do not grant exclusive franchises, broadcast television stations, direct-to-home satellite companies, satellite master antenna television systems, multi-channel multi-point distribution systems and telephone companies, other sources of video programs (such as DVDs and videocassettes) and additional sources for entertainment news and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars. Our management believes that important competitive factors include fees charged for basic and premium services, the quantity, quality and variety of the programming offered, the quality of signal reception, customer service and the effectiveness of marketing efforts.

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

EMPLOYEES

    As of December 31, 2002, we had approximately 60 employees, and our consolidated subsidiaries had an aggregate of approximately 7,400 employees. We believe that our employee relations are good.

    (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Not applicable.

    (e)  AVAILABLE INFORMATION

    All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 48 hours after we file such material with the SEC. Our website address is WWW.LIBERTYMEDIA.COM. The information contained on our website is not incorporated by reference herein.

ITEM 2. PROPERTIES

    We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

    Ascent Media owns or leases over 100 facilities throughout the world. Domestically, Ascent Media leases facilities with approximately 1.1 million square feet and owns facilities with approximately 400,000 square feet. Outside of the United States, Ascent Media leases facilities with approximately 200,000 square feet and owns facilities with 50,000 square feet. Nearly all of Ascent Media's facilities are built specifically for their technical and creative service operations.

    On Command leases its corporate headquarters in Denver, Colorado; and has leased 77,000 square feet and 131,000 square feet of light manufacturing and storage space in Denver, Colorado and San Jose, California, respectively. On Command also has a number of small leases throughout the United States, Canada and Mexico.

    Starz Encore owns its corporate headquarters in Englewood, Colorado. In addition, Starz Encore leases office space for its sales staff at 10 locations throughout the United States.

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

ITEM 3. LEGAL PROCEEDINGS

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch is seeking damages in an unspecified amount. We believe all such claims to be without merit and, together with Messrs. Malone and Bennett, have filed an answer denying any liability to Klesch. We also have asserted counterclaims against Klesch seeking, among other things, a declaratory judgment to the effect that because Klesch has breached and repudiated an agreement that we entered into with Klesch in June 2001, we are relieved of any obligations that we might have to Klesch under that agreement. Those obligations would include, among other things, the obligation in certain events to pay to Klesch, as its sole compensation, fees equal to 3% of the value of specified assets acquired by us from Deutsche Telekom before the second anniversary of the date of that agreement, subject to an aggregate cap of Euro 165 million. Klesch has filed a reply denying all our counterclaims. In September 2002, we asserted counterclaims against Klesch's principal owner, A. Gary Klesch, alleging fraud and negligent misrepresentation. Mr. Klesch has filed a motion to dismiss the counterclaims, alleging lack of personal jurisdiction. The parties are currently engaged in discovery.

    STARZ ENCORE GROUP LLC V. AT&T BROADBAND LLC AND SATELLITE
SERVICES, INC. In 1997, Starz Encore entered into a 25-year affiliation agreement with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems, or if Starz Encore's programming costs increase or decrease, as the case may be, above or below amounts specified in the agreement. In such cases, AT&T Broadband's payments under the affiliation agreement would be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001.

    By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning the interpretation of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore believes the position expressed by AT&T Broadband in that letter to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite
Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract and collection of damages and costs.

    On October 19, 2001, the parties to the Colorado action entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. The court granted the stay on October 30, 2001. In conjunction with this agreement, we and AT&T Broadband entered into various agreements whereby Starz Encore indirectly received full compensation for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

    On September 5, 2002, Starz Encore and AT&T Broadband jointly moved the court to extend the stay pending further negotiations in light of the proposed corporate transaction in which AT&T

Broadband and Comcast Corporation would become subsidiaries of a new entity, AT&T Comcast Corporation. On October 2, 2002, the court granted the parties' joint request that the stay be extended to and including January 31, 2003, on condition that the parties undertake efforts to settle the dispute through a third-party mediator. The parties also extended their standstill and tolling agreement through to the conclusion of the extended stay, which expired without further extension.

    On November 18, 2002, AT&T Broadband completed a transaction with Comcast Corporation (formerly known as AT&T Comcast Corporation) and Comcast Holdings Corporation (formerly known as Comcast Corporation) in which AT&T Broadband and Comcast Holdings Corporation became wholly owned subsidiaries of Comcast Corporation. On the same day, Comcast Corporation and Comcast Holdings Corporation filed an action for declaratory judgment against Starz Encore in the U.S. District Court for the Eastern District of Pennsylvania, alleging that Comcast Holdings' agreement with Starz Encore permits Comcast Corporation to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the affiliation agreement entered into by Comcast Holdings with Starz Encore. Comcast Holdings' affiliation agreement with Starz Encore provides for a per subscriber fee rather than the fixed monthly payments prescribed by the AT&T Broadband agreement and has no provision for the pass through of excess programming costs. Starz Encore has filed a motion to dismiss this case on grounds that the claims made by the plaintiffs should be made in the Colorado state court proceeding described above.

    On January 31, 2003, Starz Encore amended its complaint in the Colorado action to add Comcast Corporation and Comcast Holdings Corporation as defendants, claiming, among other things, breach of contract and intentional interference with contractual relations by those parties. On March 3, 2003, Starz Encore filed a motion seeking leave to file a second amended complaint adding related claims arising from those parties' ongoing actions with respect to Starz Encore.

    AT&T Broadband has stopped making payments under its affiliation agreement with Starz Encore. Instead, Comcast Corporation has made payments to Starz Encore related to distribution of Starz Encore's services on AT&T Broadband's cable systems based on its claim that the lower rates payable under Comcast Holdings' affiliation agreement are applicable, which has resulted in lower aggregate payments to Starz Encore. In addition, both AT&T Broadband and Comcast have limited their cooperation with Starz Encore on various matters, including, for example, promotion of Starz Encore's channels.

    Starz Encore is vigorously contesting Comcast's claims in the Pennsylvania federal court proceeding and believes that it will succeed in its defense of those claims. Starz Encore is also vigorously prosecuting its claims in the Colorado state court proceeding and believes that it will succeed in obtaining a judgment against the defendants in that proceeding. However, because both actions are at an early stage, it is not possible to predict with a high degree of certainty the outcome of either action, and there can be no assurance that those actions will ultimately be resolved in favor of Starz Encore. If Starz Encore were to fail in its efforts to enforce its affiliation agreement with AT&T Broadband, that failure would have a material adverse effect on Starz Encore's revenue and operating income.

    LIBERTY DIGITAL, INC. V. AT&T BROADBAND, LLC AND COMCAST CORPORATION. In November 1997, our subsidiary, Liberty Digital, Inc. (then known as TCI
Music, Inc.), entered into an amended and restated contribution agreement with AT&T Broadband (then known as Tele-Communications, Inc.). That agreement, which was effective as of July 1, 1997, provided for the making of monthly payments by AT&T Broadband over a 20-year term, initially at the annual rate of $18 million, increased to reflect increases in the consumer price index. The amended and restated agreement replaced a prior agreement that had been entered into in connection with Liberty Digital's acquisition of DMX Inc. In that acquisition, DMX shareholders received Liberty Digital shares and the right to require AT&T Broadband to purchase those shares upon satisfaction of specified conditions. In addition to granting those put rights, AT&T Broadband also agreed to cause its cable system subsidiaries to assign to Liberty Digital revenue from the sale of DMX music services to their customers. AT&T Broadband received 62.5 million shares of Liberty Digital common stock and a $40 million note payable by Liberty Digital in exchange for granting the put rights and causing its subsidiaries to make the revenue assignment.

    The amended and restated contribution agreement modified the prior agreement in various respects, including, among others, providing a more limited definition of the revenue assigned by the TCI cable system subsidiaries, imposing a requirement for payments in a fixed amount with respect to the revenue assignment obligation and extending the term during which such payments would be required. The amended and restated agreement was entered into in connection with our acquisition of substantially all of AT&T Broadband's Liberty Digital stock in exchange for an $80 million promissory note and our agreement to indemnify AT&T Broadband for costs incurred by it in satisfying its obligation to honor the put rights granted to DMX shareholders.

    AT&T Broadband made all the monthly payments required under the amended and restated contribution agreement until its combination with Comcast Corporation in November 2002, when it ceased to make any of the required payments. On January 8, 2003, Liberty Digital filed a lawsuit against AT&T Broadband and Comcast Corporation in district court in Arapahoe County, Colorado, seeking, among other things, damages for breach of contract, intentional interference with contractual relations and a declaratory judgment to the effect that the amended and restated contribution agreement is valid and binding. On March 5, 2003, the defendants filed an answer denying all of Liberty Digital's claims.

    Liberty Digital will vigorously prosecute its claims against AT&T Broadband and Comcast Corporation and believes that it will be successful in enforcing its rights under the amended and restated contribution agreement. There is, however, no assurance that Liberty Digital will achieve a favorable result in this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's annual meeting of stockholders held on December 17, 2002, the following matters were voted upon and approved by the stockholders of the
Company:

    Election of the following to the Company's Board of Directors:

                                                        VOTES         VOTES
                                                         FOR         WITHHELD
                                                    -------------   ----------
Jerome H. Kern....................................  3,460,722,275   19,827,089
David E. Rapley...................................  3,418,219,292   62,330,072
Larry E. Romrell..................................  3,398,481,545   82,067,819

    The foregoing nominees also served on our board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: John C. Malone, Robert R. Bennett, Gary S. Howard, Donne F. Fisher and Paul A. Gould. Broker non-votes had no effect on voting for the election of directors.

    Approval of the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002) (3,211,668,552 votes For; 267,708,847 votes Against (including broker non-votes); and 1,171,965 Abstentions).

    Approval of the Liberty Media Corporation Nonemployee Director Incentive Plan (3,211,828,174 votes For; 267,380,392 votes Against (including broker non-votes); and 1,340,798 Abstentions).

    Ratification of KPMG LLP as the Company's independent public accountants for the fiscal year ended December 31, 2002 (3,416,990,441 votes For; 62,868,534 votes Against (including broker non-votes); and 690,389 Abstentions).

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    From March 9, 1999 to August 10, 2001, we were a wholly-owned subsidiary of AT&T Corp. ("AT&T") Effective August 10, 2001, AT&T effected our split-off pursuant to which our capital stock was recapitalized, and each outstanding share of AT&T Class A Liberty Media Group tracking stock was redeemed for one share of Liberty Series A common stock and each outstanding share of AT&T
Class B Liberty Media Group tracking stock was redeemed for one share of Liberty Series B common stock. As a result of this split-off, our common stock began trading on the New York Stock Exchange on August 10, 2001 under the symbols LMC.A and LMC.B. Effective January 2, 2002, we changed the ticker symbol for our Series A common stock to "L." The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock for the year ended December 31, 2002 and the period from August 10, 2001 to December 31, 2001; and for AT&T Class A and Class B Liberty Media Group tracking stock for the period from January 1, 2001 to August 9, 2001.

                                                      SERIES A              SERIES B
                                                 -------------------   -------------------
                                                   HIGH       LOW        HIGH       LOW
                                                 --------   --------   --------   --------
2002
  First quarter................................   $15.03     11.90      15.90      12.65
  Second quarter...............................   $12.80      7.70      13.49       8.23
  Third quarter................................   $ 9.60      6.16       9.75       6.38
  Fourth quarter...............................   $10.75      6.29      11.00       6.40

2001
  First quarter................................   $17.25     11.88      18.69      14.20
  Second quarter...............................   $18.04     11.50      18.82      12.50
  Third quarter:
    July 1 - August 9..........................   $17.85     14.50      18.35      15.50
    August 10 - September 30...................   $16.50      9.75      18.15      12.00
  Fourth quarter...............................   $14.46     11.17      15.50      12.30

    As of February 28, 2003, there were approximately 6,200 and 400 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

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

                                                                NEW LIBERTY                   OLD LIBERTY
                                                 -----------------------------------------   -------------
                                                               DECEMBER 31,
                                                 -----------------------------------------   DECEMBER 31,
                                                   2002       2001       2000       1999         1998
                                                 --------   --------   --------   --------   -------------
                                                                    AMOUNTS IN MILLIONS
SUMMARY BALANCE SHEET DATA:
Investment in affiliates.......................  $ 7,390     10,076     20,464     15,922         3,079
Investments in available-for-sale securities
  and other cost investments...................  $14,369     21,152     16,774     27,906        10,539
Total assets...................................  $39,685     48,539     54,268     58,658        15,783
Long-term debt.................................  $ 4,316      4,764      5,269      2,723         1,912
Stockholders' equity...........................  $24,682     30,123     34,109     38,408         8,820

                                                          NEW LIBERTY                               OLD LIBERTY
                                        ------------------------------------------------   -----------------------------
                                                                            TEN MONTHS      TWO MONTHS         YEAR
                                            YEARS ENDED DECEMBER 31,           ENDED           ENDED           ENDED
                                        --------------------------------   DECEMBER 31,    FEBRUARY 28,    DECEMBER 31,
                                          2002        2001        2000         1999            1999            1998
                                        --------    --------    --------   -------------   -------------   -------------
                                                                      AMOUNTS IN MILLIONS,
                                                                    EXCEPT PER SHARE AMOUNTS
SUMMARY STATEMENT OF OPERATIONS DATA:
Revenue...............................  $ 2,084       2,059       1,526          729            235            1,359
Operating income (loss)(1)............  $  (184)     (1,127)        436       (2,214)          (158)            (431)
Share of losses of affiliates,
  net(2)..............................  $  (453)     (4,906)     (3,485)        (904)           (66)          (1,002)
Nontemporary declines in fair value of
  investments.........................  $(6,053)     (4,101)     (1,463)          --             --               --
Realized and unrealized gains (losses)
  on derivative instruments, net......  $ 2,122        (174)        223         (153)            --               --
Gains (losses) on dispositions, net...  $  (415)       (310)      7,340            4             14            2,449
Net earnings (loss)(1)(2).............  $(5,330)     (6,203)      1,485       (2,021)           (70)             622
Basic and diluted net earnings (loss)
  per common share(3).................  $ (2.06)      (2.40)        .57         (.78)          (.03)             .24

------------------------

(1) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which among other matters, provides that goodwill and other indefinite-lived assets no longer be amortized. Amortization expense for such assets aggregated $627 million, $598 million and $438 million for the years ended December 31, 2001 and 2000 and the ten months ended December 31, 1999, respectively, and was not significant in prior periods.

(2) Included in share of losses of affiliates are other-than-temporary declines in value aggregating $148 million, $2,396 million and $1,324 million for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, share of losses of affiliates includes excess basis amortization of $798 million, $1,058 million and $463 million for the years ended
    December 31, 2001, 2000 and the ten months ended December 31, 1999, respectively. Pursuant to Statement 142, excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under APB Opinion No. 18.

(3) The basic and diluted net earnings (loss) per common share for periods prior to our split off from AT&T is based upon 2,588 million shares of our Series A and Series B common stock issued upon consummation of the split off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

    From March 9, 1999 through August 9, 2001, AT&T Corp. ("AT&T") owned 100% of our outstanding common stock. During such time, the AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock (together, the AT&T Liberty Media Group tracking stock) were tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group. We were included in the Liberty Media Group, and our businesses and assets and those of our subsidiaries constituted all of the businesses and assets of the Liberty Media Group.

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

    We own interests in a broad range of video programming, media, broadband distribution, interactive technology services and communications businesses. We and our affiliated companies operate in the United States, Europe, South America and Asia.

    Our most significant consolidated subsidiaries at December 31, 2002, were Starz Encore Group LLC ("Starz Encore"), Ascent Media Group (formerly known as Liberty Livewire Corporation) ("Ascent Media") and On Command Corporation ("On Command"). These businesses are either wholly or majority owned and are controlled by us and, accordingly, the results of operations of these businesses are included in our consolidated results for the periods in which they are wholly or majority owned and controlled.

    A significant portion of our operations are conducted through entities in which we do not have a controlling financial interest but in which we do have the ability to exercise significant influence over the investee's operating and financial policies. These businesses are accounted for using the equity method of accounting. Accordingly, our share of the results of operations of these businesses is reflected in our consolidated results as earnings or losses of affiliates. Included in our investments in affiliates at December 31, 2002 were Discovery Communications, Inc. ("Discovery"), QVC, Inc. ("QVC"), UnitedGlobalCom, Inc. ("UGC") and Jupiter Telecommunications Co., Ltd. ("Jupiter").

    We also hold ownership interests in companies in which we do not have significant influence. The most significant of these include AOL Time
Warner Inc. ("AOL Time Warner"), Sprint Corporation ("Sprint PCS"), The News Corporation Limited ("News Corp."), Vivendi Universal, S.A. ("Vivendi"), USA Interactive ("USAI"), Viacom, Inc. ("Viacom") and Motorola, Inc. ("Motorola") These investments are classified as available-for-sale securities and are carried at fair value.

CRITICAL ACCOUNTING POLICIES

    The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

All of these accounting policies, estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

    CARRYING VALUE OF INVESTMENTS. Our cost and equity method investments comprise 36% and 19%, respectively, of our total assets at December 31, 2002 and 44% and 21%, respectively, at December 31, 2001. We account for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement of Financial Accounting Standards No. 142 and Accounting Principles Board Opinion No. 18. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary or "nontemporary." If a decline in fair value is determined to be nontemporary, we are required to reflect such decline in our statement of operations. Nontemporary declines in fair value of our cost investments are recognized on a separate line in our statement of operations, and nontemporary declines in fair value of our equity method investments are included in share of losses of affiliates in our statement of operations.

    We consider a number of factors in our determination of whether declines in fair value are nontemporary including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) analysts' ratings and estimates of 12 month share price targets for the investee; (iv) changes in stock price or valuation subsequent to the balance sheet date; (v) the length of time that the fair value of the investment is below our carrying value; and (vi) our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded investments is based on the market price of the security at the balance sheet date. We estimate the fair value of our other cost investments using a variety of methodologies, including cash flow multiples, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

    Our evaluation of the fair value of our investments and any resulting impairment charges are determined as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our statement of operations in the period in which they occur to the extent such decreases are deemed to be nontemporary. Subsequent increases in fair value will be recognized in our statement of operations upon our ultimate disposition of the investment.

    Primarily all of our cost and equity method investments and the related impairment charges are included in our "Other" operating segment.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS. We use various derivative instruments, including equity collars, narrow-band collars, put spread collars, written put and call options, total return swaps, interest rate swaps and foreign exchange contracts, to manage fair value and cash flow risk associated with many of our investments, some of our variable rate debt and transactions denominated in foreign currencies. We account for these derivative instruments pursuant to Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"). Statement 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in derivatives designated as cash flow hedges are recorded in other comprehensive income. Changes in derivatives designated as fair value hedges and changes in derivatives not designated as hedges are included in realized and unrealized gains (losses) on derivative instruments in our statement of operations.

    We use the Black-Scholes model to estimate the fair value of our derivative instruments that we use to manage market risk related to certain of our available-for-sale securities ("AFS Derivatives").

The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. We obtain volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is generally evaluated annually to determine if it should be adjusted. We select a discount rate at the inception of the derivative instrument and update such rate each reporting period based on our estimate of the discount rate at which we could currently settle the derivative instrument. At December 31, 2002, the expected volatilities used to value our AFS Derivatives generally ranged from 40% to 90% and the discount rates ranged from 1.5% to 4%. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of our derivative instruments may differ materially from these estimates.

    Changes in our assumptions regarding (1) the discount rate and (2) the volatility rates of the underlying securities that are used in the Black-Scholes model would have the most significant impact on the valuation of our AFS Derivatives. The table below summarizes changes in these assumptions and the resulting impacts on valuation.

                                                  ESTIMATED AGGREGATE
                                                   FAIR VALUE OF AFS     DOLLAR VALUE
ASSUMPTION                                            DERIVATIVES           CHANGE
----------                                        --------------------   -------------
                                                          AMOUNTS IN MILLIONS
As recorded at December 31, 2002................         $4,564
25% increase in discount rate...................         $4,397               (167)
25% decrease in discount rate...................         $4,739                175
25% increase in expected volatilities...........         $4,548                (16)
25% decrease in expected volatilities...........         $4,560                 (4)

    We also use the Black-Scholes model to estimate the fair value of the imbedded call option in our exchangeable debentures. These exchangeable debentures are publicly traded debt securities that are exchangeable for the value of a specified number of shares of Sprint PCS Group common stock, Motorola common stock or Viacom Class B common stock, as applicable. The volatility and discount rates are selected in the same manner as for our AFS Derivatives described above. At December 31, 2002, the volatility rates ranged from 1% to 55% and the discount rate was 4.96%. The following table summarizes the impacts of changes in these assumptions:

                                                   ESTIMATED AGGREGATE
                                                   FAIR VALUE OF CALL     DOLLAR VALUE
ASSUMPTION                                               OPTIONS             CHANGE
----------                                        ---------------------   -------------
                                                           AMOUNTS IN MILLIONS
As recorded at December 31, 2002................          $536
25% increase in discount rate...................          $583                  47
25% decrease in discount rate...................          $480                 (56)
25% increase in expected volatilities...........          $567                  31
25% decrease in expected volatilities...........          $503                 (33)

    Primarily all of all our derivative instruments are included in our "Other" operating segment.

    UTILIZATION OF THE EQUITY METHOD OF ACCOUNTING FOR OUR INVESTMENT IN
UGC. We own approximately 74% of UGC's outstanding equity and approximately 94% of the voting power of UGC's common stock. UGC's operating and financial decisions are controlled by its Board of Directors. We hold substantially all of our voting interest in UGC through Class C common shares of which we are the only Class C shareholder. Under UGC's certificate of incorporation, the Class C shareholders are entitled to elect only 4 of the 12 directors. Certain long-term shareholders of UGC (the "UGC Founders"), have effective control to elect the remaining 8 directors through their ownership of UGC's Class B shares. Our ability to convert our Class C shares into Class B shares and to elect a majority of

UGC's Board of Directors following such conversion is limited by the terms of such shares and by a standstill agreement which is in effect until June 2010. While an earlier termination of the standstill agreement is possible in the event that the UGC Founders reduce their interests in Class B shares below certain specified levels, it is outside our control to effect such an early termination. The Class C shares have approval rights over certain material transactions and related party matters that are considered protective in nature.

    As a result of the aforementioned governance arrangements, we have determined that our voting interest is not sufficient to allow us to control UGC and therefore apply consolidation accounting with respect to our investment in UGC. We do consider our Class C shareholder rights sufficient to exert significant influence over the financial and operating policies of UGC, and accordingly, we apply the equity method of accounting for this investment. If these governance arrangements were terminated we would then exercise control over UGC and consolidation accounting would be appropriate. We expect that the application of consolidation accounting for UGC would result in material changes to our financial statements.

    CARRYING VALUE OF LONG-LIVED ASSETS. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") also comprise a significant portion of our total assets at December 31, 2002 and 2001. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, and upon the occurrence of certain triggering events, assess the recoverability of our long-lived assets. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

    As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment. In this regard, due to the slow-down in the movie and television industries in 2002 and 2001, our Ascent Media segment recorded long-lived asset impairment charges of $84 million and $313 million, respectively. In 2002 and 2001, we also recorded impairment charges of $99 million and $75 million, respectively, in our Other segment the majority of which is due to adverse economic conditions that affected our subsidiaries in South America, and we recorded a $92 million impairment charge in 2002 related to OpenTV Corp., which is also included in our Other segment.

SUMMARY OF OPERATIONS

    Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. Due to the significance of their operations and to enhance the reader's understanding of our financial performance, separate financial data has been provided in the table below for Starz Encore, Ascent Media and On Command. The table sets forth, for the periods indicated, certain financial information and the percentage relationship that certain items bear to revenue, and includes purchase accounting adjustments related to On Command that have not been "pushed down" to On Command's publicly available financial statements. The other category includes our other consolidated subsidiaries and corporate expenses. Some of our significant other consolidated subsidiaries include DMX Music,

TruePosition, Inc., OpenTV Corp., Pramer S.C.A. and Liberty Cablevision of Puerto Rico. DMX Music is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. TruePosition provides equipment and technology that deliver location-based services to wireless users. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Pramer is an owner and distributor of video programming services throughout Latin America. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. We hold significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Under the Equity Method." Other items of significance are also discussed separately below.

                                                                 YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                         % OF                    % OF                    % OF
                                              2002     REVENUE        2001     REVENUE        2000     REVENUE
                                            --------   --------     --------   --------     --------   --------
                                                                DOLLAR AMOUNTS IN MILLIONS
Starz Encore
  Revenue.................................   $ 945        100%       $ 863       100%        $  733      100%
  Operating, selling, general and
    administrative........................    (574)       (61)        (550)      (64)          (498)     (68)
  Stock compensation......................      (5)        (1)         (88)      (10)          (163)     (22)
  Depreciation and amortization...........     (69)        (7)        (157)      (18)          (157)     (22)
                                             -----      -----        -----       ---         ------      ---
    Operating income (loss)...............   $ 297         31%       $  68         8%        $  (85)     (12)%
                                             =====      =====        =====       ===         ======      ===
Ascent Media
  Revenue.................................   $ 538        100%       $ 593       100%        $  295      100%
  Operating, selling, general and
    administrative........................    (451)       (84)        (504)      (85)          (251)     (85)
  Stock compensation......................      --         --           (3)       --             42       14
  Depreciation and amortization...........     (68)       (13)        (136)      (23)           (55)     (18)
  Impairment of long-lived assets.........     (84)       (15)        (313)      (53)            --       --
                                             -----      -----        -----       ---         ------      ---
    Operating income (loss)...............   $ (65)       (12)%      $(363)      (61)%       $   31       11%
                                             =====      =====        =====       ===         ======      ===
On Command
  Revenue.................................   $ 238        100%       $ 239       100%        $  200      100%
  Operating, selling, general and
    administrative........................    (172)       (72)        (195)      (82)          (151)     (76)
  Depreciation and amortization...........    (133)       (56)        (141)      (59)          (108)     (54)
  Impairment of long-lived assets.........      (9)        (4)          --        --             --       --
                                             -----      -----        -----       ---         ------      ---
    Operating loss........................   $ (76)       (32)%      $ (97)      (41)%       $  (59)     (30)%
                                             =====      =====        =====       ===         ======      ===
Other
  Revenue.................................   $ 363         (a)       $ 364        (a)        $  298       (a)
  Operating, selling, general and
    administrative........................    (463)                   (433)                    (286)
  Stock compensation......................      56                     (41)                   1,071
  Depreciation and amortization...........    (114)                   (550)                    (534)
  Impairment of long-lived assets.........    (182)                    (75)                      --
                                             -----                   -----                   ------
    Operating income (loss)...............   $(340)                  $(735)                  $  549
                                             =====                   =====                   ======

------------------------

(a) Not meaningful.

    Certain of our consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of certain of the Programming Affiliates' revenue is generated by the sale of advertising on their networks. The downturn in the economy has had and could continue to have a negative impact on the revenue and operating income of the Programming Affiliates. A slow economy could reduce
(i) the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings; (ii) consumer disposable income and consumer demand for the products and services of the Programming Affiliates; and (iii) the amount of resources allocated for network and cable advertising by major corporations.

    We have one consolidated subsidiary (Pramer) and two equity affiliates (Torneos y Competencias S.A. and Cablevision S.A.) located in Argentina. While Argentina has been in a recession for the past five years, the Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to worsening economic and political conditions in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. While we cannot predict what future impact these economic events will have on our Argentine businesses, we note that during 2001 and 2002 these businesses experienced significant adverse effects as customers began extending payments and lenders began tightening credit criteria. See additional discussion below.

    CONSOLIDATED SUBSIDIARIES

    STARZ ENCORE. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore entered into a 25-year affiliation agreement with Tele-Communications, Inc. ("TCI"). TCI cable systems (referred to herein as AT&T Broadband) were acquired by AT&T in the AT&T Merger. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if cable systems are acquired or sold or if Starz Encore's programming costs increase above certain specified levels. Substantially all of Starz Encore's other affiliation agreements generally provide for payments based on the number of subscribers that receive Starz Encore's services.

    Starz Encore's revenue increased 10% and 18% in 2002 and 2001, respectively, as compared to the corresponding prior year. Such increases are primarily due to 25% and 38% increases in average subscription units from all forms of distribution. Subscription units grew at a faster rate than revenue primarily due to a disproportionate increase in units of Thematic Multiplex channels, which have lower subscription fee rates than other channels.

    Starz Encore's subscription units at December 31, 2002, 2001 and 2000 are as follows:

                                                                 SUBSCRIPTIONS AT
                                                                   DECEMBER 31,
                                                          ------------------------------
SERVICE OFFERING                                            2002       2001       2000
----------------                                          --------   --------   --------
                                                                   IN MILLIONS
Thematic Multiplex......................................    98.3       76.0       52.5
Encore..................................................    21.2       18.6       16.3
Starz!..................................................    13.4       13.0       11.5
Movieplex...............................................     5.0        6.5        7.6
                                                           -----      -----       ----
                                                           137.9      114.1       87.9
                                                           =====      =====       ====

    At December 31, 2002, cable, direct broadcast satellite, and other distribution represented 62%, 37% and 1%, respectively, of Starz Encore's total subscription units. AT&T Broadband generated 24% and DirecTV generated 21%, respectively, of Starz Encore's revenue for the year ended December 31, 2002.

    Starz Encore's operating, selling, general and administrative expenses increased 4% and 10% during 2002 and 2001, respectively, as compared to the corresponding prior year. The 2002 increase is due primarily to increases in marketing support, salaries and related payroll expenses, and bad debt expense. The 2001 increase is due to an increase in programming expenses. Programming expenses increased due to an increase in programming license fees resulting from increased use of more expensive first-run films from certain movie studios. Higher marketing expenses and higher salaries and related payroll expenses also contributed to the increase in operating, selling, general and administrative expenses in 2001.

    Effective January 1, 2002, Liberty and its subsidiaries, including Starz Encore, adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 provides that goodwill and indefinite lived intangibles are no longer amortized, but are evaluated periodically for impairment. The decrease in Starz Encore's depreciation and amortization in 2002 is due to the adoption of Statement 142.

    Starz Encore has granted phantom stock appreciation rights to certain of its officers. Compensation relating to the phantom stock appreciation rights has been recorded based upon the fair value of Starz Encore as determined by a third-party appraisal. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Encore.

    As described in ITEM 3. "LEGAL PROCEEDINGS" of this Form 10-K, AT&T Broadband has disputed the enforceability of various provisions of its affiliation agreement with Starz Encore. That dispute is the subject of a lawsuit brought in a Colorado state court by Starz Encore in which AT&T Broadband, Comcast Corporation and Comcast Holdings Corporation have been named as defendants. Comcast Corporation and Comcast Holdings Corporation have filed a lawsuit against Starz Encore in a federal district court in Pennsylvania, alleging that Comcast Corporation is entitled to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the agreement entered into by Comcast Holdings Corporation.

    AT&T Broadband has stopped making payments under its affiliation agreement with Starz Encore. Instead, Comcast Corporation has made payments to Starz Encore related to distribution of Starz Encore's services on AT&T Broadband's cable systems based on its claim that the per subscriber fees payable under Comcast Holdings' affiliation agreement are applicable, which has resulted in lower aggregate payments to Starz Encore. In addition, both AT&T Broadband and Comcast have limited their cooperation with Starz Encore on various matters, including, for example, promotion of Starz Encore's channels.

    Starz Encore is vigorously contesting Comcast's claims in the Pennsylvania federal court proceeding and believes that it will succeed in its defense of those claims. Starz Encore is also vigorously prosecuting its claims in the Colorado court proceeding and believes that it will succeed in obtaining a judgment against the defendants in that proceeding. However, because both actions are at an early stage, it is not possible to predict with a high degree of certainty the outcome of either action, and there can be no assurance that those actions will ultimately be resolved in favor of Starz Encore. If Starz Encore were to fail in its efforts to enforce its affiliation agreement with AT&T Broadband, that failure would have a material adverse effect on Starz Encore's revenue and operating income.

    Because of the uncertainty in predicting the outcome of the court actions, Starz Encore has determined for financial reporting purposes to exclude from its revenue the amounts due under the AT&T Broadband affiliation agreement from and after November 18, 2002. Rather, from that date it is including revenue amounts due under the Comcast affiliation agreement on account of distribution of the Starz Encore service on AT&T Broadband's systems. This treatment is in accordance with SEC Staff Accounting Bulletin 101, which provides that revenue should not be recognized unless collectibility of amounts owed is reasonably assured. The reduction in revenue based upon the difference in payments prescribed in each of the Comcast and AT&T Broadband affiliation agreements was approximately $9 million for the period from November 18, 2002 through December 31, 2002.

    For the year ending December 31, 2003, Starz Encore estimates that the difference in revenue as calculated under the AT&T Broadband and Comcast affiliation agreements, respectively, will be approximately $80 million. The estimated difference in revenue would have approximately a dollar-for-dollar impact on Starz Encore's operating income, as Starz Encore would not realize any significant cost savings associated with the reduction in revenue. The foregoing reduction in revenue does not reflect the impact of any changes in marketing efforts or packaging of Starz Encore's services that Comcast may implement. No assurance can be given that any marketing or packaging changes that Comcast may implement will not have a material adverse effect on Starz Encore's revenue and operating income.

    There were no excess programming costs in 2002 that Starz Encore had the right to pass through to AT&T Broadband under its affiliation agreement, and none are currently expected in 2003. Because the amount of excess programming costs is subject to a variety of factors, including receipts from theatrical release of motion pictures covered by Starz Encore's agreements with movie studios, Starz Encore is unable to estimate the share of those excess programming costs that could be passed through to AT&T Broadband, were the AT&T Broadband affiliation agreement held enforceable, for 2004 and thereafter. However, such amounts could be significant.

    ASCENT MEDIA. In April 2000, we acquired all of the outstanding common stock of Four Media Company in exchange for AT&T Class A Liberty Media Group common stock and cash. In June 2000, we acquired a controlling interest in The Todd-AO Corporation in exchange for AT&T Class A Liberty Media Group common stock. Immediately following the closing of such transaction, we contributed 100% of the capital stock of Four Media Company to Todd-AO in exchange for additional Todd-AO common stock. Following these transactions, Todd-AO changed its name to Liberty Livewire Corporation. In November 2002, Liberty Livewire changed its name to Ascent Media. In July 2000, we purchased all of the assets relating to the post production, content and sound editorial businesses of SounDelux Entertainment Group, and contributed such assets to Ascent Media for additional Ascent Media stock. Following these transactions, we owned approximately 88% of the equity and controlled approximately 99% of the voting power of Ascent Media, and as a result, began to consolidate the operations of Ascent Media during the quarter ended June 30, 2000. During 2001, Ascent Media consummated several smaller acquisitions for an aggregate purchase price of $140 million. Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

    Ascent Media's revenue decreased 9% during the year ended December 31, 2002, as compared to the prior year. This decrease is the net effect of decreases due to reduced television and motion picture production activity and lower television advertising production, which were partially offset by an increase due to acquisitions in the second half of 2001.

    Ascent Media's operating, selling, general and administrative expenses decreased 11% during the year ended December 31, 2002, as compared to the prior year. This decrease is due to a decrease in variable expenses such as personnel and material costs. General and administrative expenses were relatively comparable over the 2001 and 2002 periods.

    The decrease in depreciation and amortization in 2002 is due primarily to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

    Increases in Ascent Media's revenue and expenses that are included in our consolidated results of operations for the year ended December 31, 2001 are due to (i) the inclusion of Ascent Media for a full year in 2001, as compared to six months in 2000 and (ii) the acquisitions made by Ascent Media in 2001.

    On a pro forma basis and assuming that all of the 2000 and 2001 acquisitions had been consummated on January 1, 2000, Ascent Media's revenue decreased
$33 million or 5% in 2001, as compared to 2000; and expenses decreased
$26 million or 5% in 2001, as compared to 2000. The decrease in revenue is due to weakness in the economy in general, and specifically in the entertainment and advertising industries in 2001. We believe that this pro forma discussion provides information that is useful in analyzing Ascent Media's business. However, pro forma operating results should be considered in addition to, and not as a substitute for, actual results.

    In connection with its 2002 Statement 142 impairment analysis, Ascent Media recorded an $84 million charge to write off a portion of the goodwill related to its Entertainment Television reporting unit. As a result of the weakness in the economy and in the entertainment and advertising industries during 2001, Ascent Media did not meet its 2001 operating objectives and reduced its 2002 expectations. Accordingly, at December 31, 2001, Ascent Media assessed the recoverability of its property and equipment and intangible assets and determined that an impairment adjustment was necessary. In addition, in the fourth quarter of 2001, Ascent Media made the decision to consolidate certain of its operations and close certain facilities. In connection with these initiatives, Ascent Media recorded a restructuring charge related to lease cancellation fees and an additional impairment charge related to its property and equipment. All of the foregoing charges are included in impairment of long-lived assets in our statement of operations for the year ended
December 31, 2001.

    ON COMMAND. On Command has been one of our consolidated subsidiaries since our acquisition of 85% of the common stock of Ascent Entertainment Group, Inc., On Command's parent company, on March 28, 2000. On Command's principal business is providing in-room, on-demand entertainment and information services to hotels, motels and resorts.

    On Command's revenue decreased less than 1% for the year ended December 31, 2002, as compared to 2001. This decrease is the resulting net effect of a decrease in revenue due to a decrease in occupancy rates in the hotel industry and a reduction in average rooms served by On Command partially offset by an increase in revenue due to an increase in average rates for certain pay-per-view products.

    On Command's operating, selling, general and administrative expenses decreased 12% during the year ended December 31, 2002. Such decrease is due to
(i) a decrease in repair, maintenance and support expenses that vary with the number of rooms served and (ii) a decrease in research and development and selling, general and administrative expenses due to cost cutting measures instituted in the second half of 2001. In addition, On Command incurred
$15 million of restructuring and relocation costs during the year ended December 31, 2001.

    The increase in 2001 in On Command's revenue and expenses is due primarily to having 12 months of operations in our 2001 consolidated results, as compared to nine months of operations in our 2000 consolidated results. However, for the full year ended December 31, 2001, On Command experienced a 10% decrease in revenue. The decrease in revenue is due primarily to a decrease in hotel occupancy rates in 2001. On Command believes that the lower hotel occupancy rates are attributable to a decrease in travel due to the events of September 11, 2001, as well as the downturn in the U.S. economy. Cost control measures instituted in the second half of 2001 by On Command resulted in a 5% decrease in operating, selling, general and administrative expenses in 2001. As a percentage of revenue, operating, selling, general and administrative expenses increased from 72% in 2000 to 75% (exclusive of the restructuring and relocation costs described above) in 2001 because certain of On Command's content fees and other room services costs do not vary with revenue or occupancy.

    On Command's depreciation and amortization expense decreased in 2002 as a result of the adoption of Statement 142 and the resulting elimination of goodwill amortization. Assuming a modest increase in hotel occupancy rates in 2003, On Command expects that its operating margins will also increase slightly in 2003. However, as a result of On Command's depreciation expense, we expect On Command to report operating losses in 2003.

    OTHER. Included in this information are the results of our other consolidated subsidiaries and corporate expenses.

    Revenue decreased less than 1% in 2002 and increased 22% in 2001. The change in 2002 is primarily the net result of (A) increases due to (i) the May 2001 acquisition of AEI Music Networks, Inc. by DMX Music, Inc. ($31 million) and
(ii) our September 2002 acquisition of OpenTV Corp. ($18 million) and
(B) decreases due to (i) a decrease in Pramer's revenue due to the devaluation of the Argentine peso and the recessionary conditions in Argentina
($47 million) and (ii) the September 2001 sale of Ascent Network Services to Ascent Media ($15 million). In addition, Liberty Cablevision of Puerto Rico's revenue increased $9 million or 16% due to rate increases in 2002. The remaining change in revenue is due to individually insignificant fluctuations. The 2001 increase in revenue is attributable primarily to an increase in DMX Music's revenue due to the acquisition of AEI Music Networks, Inc. in 2001.

    Operating, selling, general and administrative expenses increased 7% and 51% in 2002 and 2001, respectively, as compared to the corresponding prior year. The increase in 2002 is primarily the net result of (A) increases due to (i) our acquisition of OpenTV Corp. and Wink Communications, Inc. ($49 million) and
(ii) the acquisition of AEI Music ($43 million) and (B) decreases due to Pramer and the devaluation of the Argentine peso ($29 million) and the sale of Ascent Network Services ($22 million). In addition, we incurred $11 million of expenses in 2001 related to our split off from AT&T and significant legal and consulting fees associated with certain transactions.

    The increase in operating, selling, general and administrative expenses in 2001 is due primarily to increases in expenses at DMX Music of $54 million and TruePosition of $30 million. In addition, we incurred expenses related to our split off from AT&T which aggregated $11 million, as well as higher legal and consulting fees in 2001 related to our transaction with UGC and our unsuccessful acquisition of six German cable systems.

    In connection with our rights offering in the fourth quarter of 2002 and pursuant to the antidilution provisions of the stock incentive plans we administer, the number of shares and the applicable exercise prices of all of our options were adjusted as of October 31, 2002, the record date for the rights offering. As a result of these modifications, all of our outstanding options are now accounted for as variable plan awards. The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in the table is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the options are exercised.

    Depreciation and amortization was comparable in 2001 and 2000. The decrease in depreciation and amortization in 2002 is due to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

    During the year ended December 31, 2002, we recorded impairments of goodwill related to OpenTV ($92 million), our Latin American consolidated and equity investments ($46 million) and DMX Music ($44 million). Such impairments were calculated as the difference between the carrying value and the estimated fair value of the goodwill. In 2001 we recorded impairments of goodwill of $75 million primarily related to the devaluation of the Argentine peso and the impact of such devaluation on Pramer.

OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was $423 million, $525 million and $399 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in 2002 is due to a lower average debt balance in 2002 and lower interest rates on certain variable-rate subsidiary and parent company bank debt. The increase in 2001 is due to the issuance of our exchangeable debentures in 2000 and 2001, as well as the issuance of notes payable to UGC in 2001. We repaid these notes payable in late 2001 and early 2002.

    DIVIDEND AND INTEREST INCOME.  Dividend and interest income was
$209 million, $272 million and $301 million for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 decrease is the net effect of lower interest rates on invested cash balances, offset by increases due to dividends from our Vivendi and News Corp. investments. In 2001, we also earned interest on certain debt securities that we purchased in the second and third quarter of 2001. The majority of these debt securities were contributed to UGC in January 2002. The decrease in 2001 is primarily attributable to lower interest rates on our invested cash balances, combined with the elimination of Time Warner dividends subsequent to the merger of Time Warner and AOL. These decreases were partially offset by interest earned on the aforementioned debt securities that were contributed to UGC. Interest and dividend income for the year ended December 31, 2002 was comprised of interest income earned on invested cash ($44 million), dividends on Vivendi common stock ($29 million), dividends on News Corp. American Depository Shares ("ADSs") ($33 million), dividends on ABC Family Worldwide preferred stock ($31 million) and other ($72 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. Our share of losses of affiliates was $453 million, $4,906 million and $3,485 million during the years ended December 31, 2002, 2001 and 2000, respectively. A summary of our share of losses of affiliates, including nontemporary declines in value and excess cost amortization, is included below:

                                            PERCENTAGE
                                           OWNERSHIP AT       YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,    ------------------------------
                                               2002          2002       2001       2000
                                           -------------   --------   --------   --------
                                                        AMOUNTS IN MILLIONS
Discovery................................      50%          $ (32)       (293)      (293)
QVC......................................      42%            154          36        (12)
Jupiter..................................      36%            (22)        (90)      (114)
UGC......................................      74%           (198)       (751)      (211)
Telewest Communications plc
  ("Telewest")...........................      20%            (92)     (2,538)      (441)
USAI.....................................       *              20          35        (36)
Cablevision S.A. ("Cablevision").........      39%             --        (476)       (49)
ASTROLINK International LLC
  ("Astrolink")..........................      32%             (1)       (417)        (8)
Teligent, Inc. ("Teligent")..............       *              --         (85)    (1,269)
Gemstar..................................       *              --        (133)      (254)
Other....................................    Various         (282)       (194)      (798)
                                                            -----      ------     ------
                                                            $(453)     (4,906)    (3,485)
                                                            =====      ======     ======

------------------------

*   No longer an equity affiliate

    At December 31, 2002, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates' net assets by $8,710 million. Prior to the adoption of Statement 142, this excess basis was being amortized over estimated useful lives of up to 20 years based on the useful lives of the intangible assets represented by such excess costs. Such amortization was $798 million and $1,058 million for the years ended
December 31, 2001 and 2000, respectively, and is included in our share of losses of affiliates. Upon adoption of Statement 142, we discontinued amortizing equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Unless otherwise noted below, the change in share of earnings (losses) of affiliates from 2001 to 2002 is due primarily to the elimination of excess basis amortization in 2002. Also included in share of losses for the years ended December 31, 2002, 2001 and 2000, are adjustments for nontemporary declines in value aggregating $148 million, $2,396 million and $1,324 million, respectively. We expect to continue to record shares of losses of affiliates for the foreseeable future.

    DISCOVERY. Exclusive of the effects of excess basis amortization, our share of losses of Discovery was $32 million, $105 million and $106 million in 2002, 2001, and 2000, respectively. The decrease in our share of losses of Discovery in 2002 is due to an improvement in Discovery's operating income, which resulted from an increase in revenue and a slight decrease in operating expenses. During the year ended December 31, 2002, Discovery reported increases in both affiliate revenue and advertising revenue.

    QVC. Exclusive of the effects of excess basis amortization, our share of earnings of QVC was $154 million, $146 million and $98 million in 2002, 2001, and 2000, respectively. Such increases are due to increased revenue and operating margins and a decrease in interest expense.

    JUPITER. Exclusive of the effects of excess basis amortization, our share of Jupiter's losses was $22 million, $76 million and $94 million in 2002, 2001, and 2000, respectively. These decreases are due to increased revenue and operating margins driven by increased cable distribution and growth in telephony and Internet revenue, which translated to reduced net losses for Jupiter.

    UGC. Exclusive of the effects of excess basis amortization, our share of UGC's net loss was $198 million, $700 million and $165 million in 2002, 2001, and 2000, respectively. In addition, our share of UGC's Statement 142 transition loss of $264 million is included in cumulative effect of accounting change. Because we currently have no commitment to make additional capital contributions to UGC, our share of losses in 2002 represents the amount of losses that reduced the carrying value of our investment in UGC to zero. When our carrying value was reduced to zero, we suspended recording our share of UGC's losses. At
December 31, 2002, such suspended losses aggregated approximately $582 million. In the event that we increase our investment in UGC in the future, we will be required to recognize these suspended losses to the extent of our additional investment, if such investment is deemed to represent funding of these suspended losses. The sum of our recognized losses and suspended losses ($780 million) exceeds our share of losses in 2001 due to our increased ownership of UGC partially offset by a decrease in UGC's net loss related to (i) increased foreign currency gains, (ii) improved operating margins in 2002 due to cost control measures, (iii) impairment and restructuring charges recorded in 2001,
(iv) lower amortization in 2002 due to the implementation of Statement 142, and
(v) lower interest expense in 2002 due to the extinguishment of certain of its debt. The increased loss in 2001 is due to charges recorded by UGC for impairment of long-lived assets, which aggregated $1,426 million. In addition, UGC incurred higher depreciation charges and interest expense in 2001, and recognized impairment losses on certain of its investments.

    TELEWEST. Our share of Telewest's net loss included excess basis amortization of $109 million and a nontemporary decline in value of $1,801 million in 2001. Excluding the effects of the excess basis amortization and the nontemporary decline in value, our share of Telewest's net loss was $92 million, $628 million and $277 million in 2002, 2001, and 2000, respectively. Telewest's 2002 net loss decreased due to (1) the adoption of Statement 142 and the corresponding elimination of goodwill amortization,
(2) lower foreign currency transaction losses and (3) higher operating margins. In addition, Telewest's net loss in 2001 included a $1,112 million charge related to the impairment of Telewest's long-lived assets.

    As of December 31, 2002, our share of Telewest's losses had reduced our carrying value in Telewest to zero. Telewest has disclosed that it has reached a nonbinding preliminary agreement relating to a restructuring of a significant portion of its bonds. The agreement provides for the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 97% of the issued share capital of Telewest immediately after the restructuring. Existing shareholders will retain a 3% interest in Telewest under the proposed restructuring. As a result of Telewest's proposed restructuring, which we expect will reduce our overall ownership in Telewest to below 10%, we determined that beginning in 2003 we will no longer have the ability to exercise significant control over the operations of Telewest. In addition, we have removed our representatives from the Telewest board of directors. Accordingly, we will no longer account for our investment in Telewest using the equity method.

    At December 31, 2002, our accumulated other comprehensive earnings includes $287 million (before related deferred taxes) of unrealized foreign currency losses related to our investment in the equity of Telewest. Upon consummation of Telewest's proposed debt restructuring and the resulting dilution of our ownership interest in Telewest, we expect that we will recognize such unrealized foreign currency losses in our statement of operations.

    USAI. Prior to May 7, 2002, USAI owned and operated businesses in television production, electronic retailing, ticketing operations, and internet services. We held 74.4 million shares of USAI's common stock and shares and other equity interests in certain subsidiaries of USAI that were exchangeable for an aggregate of 79.0 million shares of USAI common stock.

    On May 7, 2002, we, USAI and Vivendi consummated a series of transactions. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to Vivendi Universal Entertainment ("VUE"), a partnership controlled by Vivendi, in exchange for cash, common and preferred interests in VUE and the cancellation of approximately 320.9 million shares of USANi LLC, which were exchangeable on a one-for-one basis for shares of USAI common stock. In connection with these transactions, we entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from us 25 million shares of common stock of USAI, approximately 38.7 million shares of USANi LLC and all of our approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. In connection with this transaction, we agreed to restrictions on our ability to transfer 9.5 million of such shares prior to November 2003. We recognized a loss of $817 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished, including goodwill of $514 million which is allocable to the reporting unit holding the USAI interests. We own approximately 3% of Vivendi and account for such investment as an available-for-sale security.

    Subsequent to the Vivendi transaction with USAI, we own approximately 20% of USAI. Due to certain governance arrangements which limit our ability to exert significant influence over USAI, we account for such investment as an available-for-sale security. Prior to the Vivendi transaction, we accounted for our investment in USAI using the equity method. Share of earnings for USAI in 2002 are for the period through May 7, 2002.

    CABLEVISION. Cablevision provides cable television and high speed data services in Argentina. The Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to deteriorating economic and political conditions in Argentina in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. As a result of the devaluation of the Argentine peso, Cablevision recorded foreign currency translation losses of $393 million in the fourth quarter of 2001. At December 31, 2001, we determined that our investment in Cablevision had experienced a nontemporary decline in value, and accordingly, recorded an impairment charge of $195 million. Such charge is included in shares of losses of affiliates. Our share of losses in 2001, when combined with foreign currency translation losses recorded in other comprehensive loss at December 31, 2001, reduced the carrying value of our investment to zero as of December 31, 2001. Included in accumulated other comprehensive earnings at December 31, 2001, is $257 million (before related deferred taxes) of unrealized foreign currency translation losses related to our investment in Cablevision. During 2002, we sold a portion of our investment in Cablevision and recognized $56 million of such unrealized foreign currency translation losses. Such loss is included in loss on dispositions in our consolidated statement of operations.

    ASTROLINK. Astrolink, a developmental stage entity, originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required significant additional financing over the next several years. During the fourth quarter of 2001, two of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's required financing. Based on an assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, we concluded that the carrying value of our investment in Astrolink should be reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, we wrote-off all of our remaining investment in Astrolink during the fourth quarter of 2001. Including such fourth quarter amount, we recorded losses and charges relating to our investment in Astrolink aggregating $417 million during the year ended December 31, 2001. As we have no obligation to make additional contributions to Astrolink, share of losses in 2002 have been limited to amounts advanced to Astrolink by us.

    TELIGENT. In January 2000, we acquired a 40% equity interest in Teligent, a full-service facilities based communications company through our acquisition of Associated Group, Inc. During the year ended December 31, 2000, we determined that our investment in Teligent experienced a nontemporary decline in value. As a result, the carrying amount of this investment was adjusted to its estimated fair value resulting in a charge of $839 million. The balance of our share of loss results from recording our 40% share of their net loss for the year 2000. This impairment charge is included in share of losses of affiliates. In
April 2001, we exchanged our investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of our investment in Teligent, no gain or loss was recognized on the transaction.

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

    During 2001, we exchanged all of our Gemstar common stock for ADSs of News Corp. We recorded share of losses of $133 million prior to such exchange.

    OTHER. During the year ended December 31, 2002, we recorded nontemporary declines in fair value aggregating $148 million related to certain of our other equity method investments. Such amount is included in share of losses of affiliates.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During 2002, 2001 and 2000, we determined that certain of our cost investments experienced nontemporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The following table identifies such adjustments attributable to each of the individual investments as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
INVESTMENTS                                               2002       2001       2000
-----------                                             --------   --------   --------
                                                             AMOUNTS IN MILLIONS
AOL Time Warner.......................................   $2,567     2,052         --
News Corp.............................................    1,393       915         --
Sprint PCS............................................    1,077        --         --
Vivendi...............................................      409        --         --
Telewest bonds........................................      149        --         --
Motorola..............................................      136       232      1,276
Arris Group, Inc......................................       19       127         --
Viacom................................................       --       201         --
United Pan-Europe Communications, N.V.................       --       195         --
Others................................................      303       379        187
                                                         ------     -----      -----
                                                         $6,053     4,101      1,463
                                                         ======     =====      =====

    GAINS (LOSSES) ON DISPOSITIONS. Aggregate gains (losses) from dispositions during the years ended December 31, 2002, 2001 and 2000, are comprised of the following.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
TRANSACTION                                                2002       2001       2000
-----------                                              --------   --------   --------
                                                              AMOUNTS IN MILLIONS
UGC Transaction........................................   $ 123         --         --
Exchange of USAI equity securities for Vivendi common
  stock................................................    (817)        --         --
Sale of Telemundo Communications Group.................     344         --         --
Merger of Viacom and BET Holdings II, Inc..............      --        559         --
Merger of AOL and Time Warner..........................      --        253         --
Exchange of our Gemstar common stock for News Corp.
  ADSs.................................................      --       (965)        --
Merger of Motorola and General Instruments.............      --         --      2,233
Merger of Telewest and Flextech........................      --         --        649
Merger of TV Guide and Gemstar.........................      --         --      4,391
Other..................................................     (65)      (157)        67
                                                          -----       ----      -----
  Total................................................   $(415)      (310)     7,340
                                                          =====       ====      =====

    In all of the above exchange transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 5 and 6 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS. Realized and unrealized gains (losses) on derivative instruments during the years ended December 31, 2002, 2001 and 2000 are comprised of the following:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option feature........................................   $  784       167       153
Change in time value of fair value hedges...............     (146)      275        --
Change in fair value of Sprint PCS narrow-band collar...    1,800        --        --
Change in fair value of AOL Time Warner put options.....     (445)       --        --
Change in fair value of other derivatives not designated
  as hedging instruments(1).............................      129      (616)       70
                                                           ------      ----       ---
    Total realized and unrealized gains (losses), net...   $2,122      (174)      223
                                                           ======      ====       ===

------------------------

(1) Comprised primarily of put spread collars and forward foreign exchange contracts.

    During 2001 and 2002, we had designated our equity collars as fair value hedges. Pursuant to Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), the equity collars were recorded on the balance sheet at fair value, and changes in the fair value of the equity collars and of the hedged security were recognized in earnings. Effective December 31, 2002, we elected to dedesignate our equity collars as fair value hedges. This election had no impact on our financial position at December 31, 2002 or our results of operations for the year ended December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the hedged securities that previously had been reported in earnings will now be reported as a component of other comprehensive income on our balance sheet. Changes in the fair value of the equity collars will continue to be reported in earnings.

    INCOME TAXES. Our effective tax rate was 33%, 36% and 52% for the years ended December 31, 2002, 2001 and 2000, respectively. The effective tax rates differed from the U.S. Federal income tax rate of 35% primarily due to state and local taxes and amortization for book purposes that is not deductible for income tax purposes.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We and our subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, we determined that the carrying value of certain of our reporting units (including allocated goodwill) was not recoverable. Accordingly, in the first quarter of 2002, we recorded an impairment loss of $1,869 million, net of related taxes, as the cumulative effect of a change in accounting principle. This transitional impairment loss includes an adjustment of $325 million for our proportionate share of transition adjustments that our equity method affiliates have recorded.

    Effective January 1, 2001, we adopted Statement 133, which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

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

    Prior to the adoption of Statement 133, the carrying amount of our senior exchangeable debentures was adjusted based on the fair value of the underlying security. Increases or decreases in the value of the underlying security above the principal amount of the senior exchangeable debentures were recorded as unrealized gains or losses on financial instruments in the consolidated statements of operations. If the value of the underlying security decreased below the principal amount of the senior exchangeable debentures there was no effect on the principal amount of the debentures.

    Upon adoption of Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on financial instruments in our consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

    CORPORATE

    Although our sources of funds include our available cash balances, net cash from operating activities, and dividend and interest receipts, we are primarily dependent upon our financing activities, proceeds from asset sales and monetization of our public investment portfolio to generate sufficient cash resources to meet our future cash requirements and planned commitments. Our borrowings of debt aggregated $189 million, $2,667 million and $4,597 million for the years ended December 31, 2002, 2001 and 2000, respectively. Due to covenant restrictions in the bank credit facilities of our subsidiaries, we are generally not entitled to the cash resources or cash generated by operations of our subsidiaries and business affiliates. Similarly, our subsidiaries' debt is generally non-recourse to us.

    During the year ended December 31, 2002, we received cash proceeds from dispositions of assets of $1,040 million, including $679 million from the sale of our investment in Telemundo Communications Group, cash proceeds of $423 million upon settlement of equity collars related to our Sprint PCS position and cash proceeds of $484 million from the sale of put options on a portion of our AOL Time Warner position.

    On March 20, 2003, we announced that we intend to raise approximately
$1.5 billion through an offering of 20-year exchangeable senior debentures that are exchangeable into shares of AOL Time Warner Inc. common stock, the value of which can be paid, at our option, with AOL Time Warner Inc. common stock, cash or any combination thereof, or, in specified circumstances, shares of our Series A common stock or any combination of the foregoing types of consideration. We may raise up to an additional $250 million upon exercise of an option to be granted in connection with the offering. We expect to use the net proceeds from the offering for general corporate purposes. The initial sale of the debentures is to be made only to qualified institutional buyers under Rule 144A.

    During the fourth quarter of 2002, we completed a rights offering pursuant to which existing shareholders received .04 transferable subscription rights to purchase shares of Liberty Series A common stock for each share of common stock held by them at the close of business on October 31, 2002. Under the basic subscription privilege, each whole right entitled the holder to purchase one share of Liberty's Series A common stock at a subscription price of $6.00 per share. The rights offering expired on December 2, 2002. In connection with the rights offering, we issued 103,426,000 shares of Series A common stock for cash proceeds of $621 million before expenses of $3 million.

    Our primary uses of cash in recent years have been investments in and advances to affiliates. In this regard, our investments in and advances to cost and equity method affiliates aggregated $1,227 million, $2,579 million and $3,359 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, our cash paid for acquisitions aggregated
$44 million, $113 million and

$735 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, we had debt repayments of $1,110 million, $1,048 million and $2,156 million during the years ended December 31, 2002, 2001 and 2000, respectively. Also during 2002, we acquired shares of our common stock pursuant to a previously authorized share buy back program. We purchased 25.7 million shares of our Series A common stock in the open market for $281 million. During the first quarter of 2003, we purchased an additional 17.3 million shares in the open market for $170 million.

    We anticipate that we will continue to fund our existing investees as they develop and expand their businesses, and that such investments and advances to affiliates will aggregate approximately $470 million in 2003, approximately
$400 million of which we expect to fund in the first quarter. Although we may invest additional amounts in new or existing ventures in 2003, we are unable to quantify such investments at this time. In addition, we have $325 million of corporate debt and $330 million of subsidiary debt that is required to be repaid or refinanced in 2003. We intend to fund such investing and financing activities with a combination of available cash and short term investments, borrowings under existing credit facilities, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities.

    Starz Encore has granted Phantom Stock Appreciation Rights ("PSARs") to certain of its officers. The PSARs generally vest over a five-year period, and substantially all of the PSARs are fully vested as of December 31, 2002. Compensation for the PSARs is computed based upon the percentage of PSARs that are vested and a formula derived from the appraised fair value of the net assets of Starz Encore. Effective December 27, 2002, the chief executive officer of Starz Encore elected to exercise 54% of his outstanding PSARs. Such PSARs have an estimated value of $275 million. Such accrual is subject to further adjustment when an independent appraisal of Starz Encore is finalized. The ultimate amount to be paid is expected to be in the form of a combination of our Series A common stock and cash.

    Based on currently available information, we expect to receive approximately $170 million in dividend and interest income during the year ended December 31, 2003. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $400 million during the year ended
December 31, 2003, of which approximately $325 million relates to parent company debt.

    SUBSIDIARIES

    At December 31, 2002, our consolidated subsidiaries had $1,242 million outstanding and $408 million in unused availability under their respective bank credit facilities. Certain assets of our consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers. At
December 31, 2002, our subsidiary that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary is in discussions with its banks regarding the resolution of these defaults. The outstanding balance of the subsidiary's bank facility was $94 million at December 31, 2002. All other consolidated subsidiaries were in compliance with their debt covenants at December 31, 2002. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    Although On Command was in compliance with the covenants in its bank credit facility (the "On Command Revolving Credit Facility") at December 31, 2002, On Command believes that it will not be in compliance with the leverage ratio covenant at March 31, 2003. On Command is seeking an agreement with its bank lenders to (i) postpone until June 29, 2003 a step-down of the leverage ratio covenant; and (ii) restructure the On Command Revolving Credit Facility to, among other matters, extend the maturity date to December 31, 2007. It is anticipated that any closing of the restructuring of the On Command Revolving Credit Facility will be contingent upon the contribution of $40 million by us or one of our affiliates to On Command to be used to repay principal due, and permanently reduce lender commitments. The terms of our proposed contribution have not yet been agreed upon, and no assurance can be given that we will make such contribution, as contemplated by the terms of the proposed restructuring. In the event the proposed restructuring of the On Command Revolving Credit Facility does not close on or before June 29, 2003, On Command anticipates that it would seek a further postponement of the step-down of the leverage ratio covenant, and would continue to seek to refinance or restructure the On Command Revolving Credit Facility. In the event that a restructuring or refinancing is not completed by the date that the leverage ratio is reduced to 3.50, On Command anticipates that an event of default would occur. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of On Command's assets. No assurance can be given that On Command will be able to successfully restructure or refinance the Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under the On Command Revolving Credit Facility. In light of the foregoing circumstances, On Command's independent auditors have included an explanatory paragraph in their audit report that addresses the ability of On Command to continue as a going concern.

    EQUITY AFFILIATES

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

    On January 30, 2002, we completed a transaction (the "UGC Transaction") pursuant to which UGC was formed to own UGC Holdings, Inc. (formerly known as UnitedGlobalCom, Inc., "UGC Holdings"). Upon consummation of the UGC Transaction, all shares of UGC Holdings common stock were exchanged for shares of common stock of UGC. In addition, we contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of UGC Holdings, with an accreted value of $892 million and a carrying value of $496 million and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. ("UPC"), a subsidiary of UGC Holdings, with an aggregate carrying amount of $270 million to UGC in exchange for 281.3 million shares of Class C common stock of UGC with a fair value of $1,406 million. After giving effect to the UGC Transaction, subsequent open market purchases of UGC Class A common stock and other transactions we own approximately 74% of UGC's outstanding equity, representing approximately 94% of the voting power. Due to certain voting and standstill arrangements entered into at the time of closing, we are currently unable to exercise control of UGC, and accordingly, we continue to use the equity method of accounting for our investment.

    Also on January 30, 2002, UGC acquired our debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UGC's
$1,375 million 10 3/4% senior secured discount notes due 2008, which had been distributed to us in redemption of a portion of our interest in IDT United and repayment of a portion of IDT United's debt to us. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for our interest in IDT United of $448 million equaled the aggregate amount we had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UGC of debt owed by us to a subsidiary of UGC Holdings and the remainder was credited against our $200 million cash contribution to UGC described above. In connection with the UGC Transaction, one of our subsidiaries made loans to a subsidiary of UGC aggregating $103 million. Such loans accrue interest at 8% per annum.

    UGC and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services. In November 2001, United Australia/Pacific, Inc. ("UAP"), a 50% owned affiliate of UGC, failed to make interest payments on certain of its senior notes. Following such default, the trustee under the Indenture for UAP's senior notes declared the principal and interest due and payable. On March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. UAP's ability to continue as a going concern is dependent on the outcome of this bankruptcy proceeding.

    In February, May, August and November 2002, UPC failed to make required interest payments on certain of its senior notes. Since that time, UPC has been negotiating the restructuring of its debt instruments, and on September 30, 2002, UPC and an ad-hoc committee representing UPC's bondholders signed definitive agreements with respect to UPC's recapitalization. Under the terms of the agreement, approximately $5.4 billion of UPC's debt would be exchanged for equity of a new holding company of UPC ("New UPC"). If the recapitalization is consummated, UGC would receive approximately 65.5% of New UPC's equity in exchange for UPC debt securities that it owns; third-party noteholders would receive approximately 32.5% of New UPC's equity; and existing preferred and ordinary shareholders, including UGC, would receive 2% of UPC's equity. In December 2002, UPC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law. The U.S. Bankruptcy Court confirmed the plan of reorganization as modified on February 21, 2003. The Dutch court ratified the plan of compulsory composition (Akkord) on March 13, 2003. A UPC creditor has appealed the Dutch decision. As a result, UPC can give no assurance as to when the Dutch Akkord process will be completed, but expects that the restructuring will be finalized in the second quarter of 2003. Such proceedings could result in material changes in the nature of UPC's business, material changes to UPC's financial condition and results of operations, UPC's liquidation or a significant impact on UGC's ownership interest in UPC. In addition, certain other UGC subsidiaries do not have sufficient working capital to service their debt or other liabilities when due during the next year. As a result of the foregoing, there is substantial doubt about UGC's ability to continue as a going concern. UGC's management is taking steps to address these matters. However, no assurance can be given that such steps will be successful.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers (collectively, "Film Licensing Obligation"). The unpaid balance under agreements for Film Licensing Obligations related to films that were available at December 31, 2002 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2002 is payable as follows: $126 million in 2003; $64 million in 2004; and $18 million in 2005.

    Starz Encore has also contracted to pay Film Licensing Obligations for the rights to exhibit films that have been released, but are not available to Starz Encore until some future date. These amounts have not been accrued at December 31, 2002. Starz Encore's estimate of amounts payable under these agreements is as follows: $306 million in 2003; $200 million in 2004;
$135 million in 2005; $114 million in 2006; $103 million in 2007 and $320 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts could prove to be significant. Starz Encore's total film rights expense aggregated $358 million, $354 million and $336 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Liberty guarantees Starz Encore's Film Licensing Obligations under certain of its studio output agreements. At December 31, 2002, Liberty's guarantee for Film Licensing Obligations for films released by such date aggregated
$722 million. While the guarantee amount for films not yet released is not determinable, such amount could be significant. As noted above Starz Encore has recognized the liability for a portion of its Film Licensing Obligations as of December 31, 2002. Liberty has not recorded a separate liability for its guarantee of these obligations.

    Subsequent to December 31, 2002, Jupiter, an equity affiliate that provides broadband services in Japan, refinanced substantially all of its outstanding debt. In connection with such refinancing, we and the other principal Jupiter shareholders made subordinated loans to Jupiter. Our share of such loans aggregated $553 million, $308 million of which had been loaned as of December 31, 2002. Subsequent to the refinancing, we guarantee Y15.6 billion ($131 million at December 31, 2002) of Jupiter's debt. Our guarantees expire as the underlying debt matures. The debt maturity dates range from 2005 to 2017. In connection with Jupiter's refinancing, we have agreed to fund up to an additional Y20 billion ($168 million at December 31, 2002) to Jupiter in the event Jupiter's cash flow (as defined in the bank loan agreement) does not meet certain targets. This commitment expires after September 30, 2004, or sooner upon the occurrence of certain events.

    We and the other investors have guaranteed transponder and equipment lease obligations through 2018 of our investee that provides direct-to-home satellite service in Latin America ("Sky Latin America"). At December 31, 2002, our portion of the guarantee of the remaining obligations due under such agreements aggregated $115 million, and is not reflected in our balance sheet at December 31, 2002. During the fourth quarter of 2002, GloboPar Communicacoes e Participacoes ("GloboPar"), another investor in Sky Latin America, announced that it was reevaluating its capital structure. As a result, we believe that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, we and other investors could mutually agree to assume GloboPar's obligations. To the extent that we or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. We believe that the maximum amount of our aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by us, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. We cannot currently predict whether we will be required to perform under any of such guarantees.

    We have also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At December 31, 2002, the Guaranteed Obligations aggregated approximately
$54 million and are not reflected in our balance sheet at December 31, 2002. Currently, we are not certain of the likelihood of being required to perform under such guarantees.

    Information concerning the amount and timing of required payments under our contractual obligations is summarized below:

                                                    PAYMENTS DUE BY PERIOD
                                   --------------------------------------------------------
                                              LESS THAN                             AFTER
CONTRACTUAL OBLIGATIONS             TOTAL       1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------            --------   ----------   ---------   ---------   --------
                                                     AMOUNTS IN MILLIONS
Long-term debt(1)................  $ 7,221         655         476        306       5,784
Long-term derivative
  instruments....................      933          --         933         --          --
Operating lease obligations......      406          56          99         76         175
Film Licensing Obligations.......    1,386         432         417        217         320
Other long-term liabilities......      107          --         107         --          --
                                   -------       -----       -----        ---       -----
Total contractual payments.......  $10,053       1,143       2,032        599       6,279
                                   =======       =====       =====        ===       =====

------------------------

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

    AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1999 tax years. The IRS has notified AT&T and us that it is proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS has proposed certain penalties. AT&T and we do not agree with the IRS's proposed adjustments and penalties, and AT&T and we intend to vigorously defend our position. Pursuant to the AT&T Tax Sharing Agreement, we may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this audit. We are currently unable to estimate a range of any such reimbursement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions in FIN 45 are effective for all guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for periods ending after December 15, 2002. We do not believe that the implementation of FIN 45 will have a material impact on our financial position or results of operations.

    In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). FIN 46 addresses consolidation of variable interest entities which have characteristics described in the pronouncement. In general, if an entity is considered a variable interest entity ("VIE"), the party that has the most exposure to economic risks and potential rewards from the VIE is required to consolidate the VIE. The consolidation requirements of FIN 46 apply to all VIE's created after January 31, 2003. In addition, by July 1, 2003, the consolidation requirements must be applied to all VIE's in existence prior to February 1, 2003. Based upon our preliminary analysis of the provisions of FIN 46, we currently do not believe that the adoption of FIN 46 will have a significant impact on our financial position or results of operations. However, it is our understanding that the FASB continues to provide interpretive guidance with respect to FIN 46, which could change the implementation requirements. These changes could result in our identifying a significant variable interest, which could change our preliminary evaluation and could result in a significant impact to our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

    Investments in and advances to our foreign affiliates are denominated in foreign currencies. Therefore, we are exposed to changes in foreign currency exchange rates. We do not hedge the majority of our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. During 2001, we entered into a definitive agreement to acquire six regional cable television systems in Germany. That agreement was terminated in April 2002. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce our exposure to changes in the euro exchange rate, we had entered into forward purchase contracts with respect to euro 3,243 million as of December 31, 2001. We settled all of our euro contracts in 2002. Realized and unrealized gains on our euro contracts aggregated
$42 million in 2002.

    We have two equity affiliates in Japan. In order to reduce our foreign currency exchange risk related to these investments, we entered into forward sale contracts with respect to Y10,802 million ($91 million at December 31, 2002) in 2002. In addition to the forward sale contracts, we entered into collar agreements with respect to Y18,785 million ($158 million at December 31, 2002). These collar agreements have a remaining term of approximately two years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During 2002, we had unrealized losses of $11 million related to our yen contracts. We continually evaluate our foreign currency exposure based on current market conditions and the business environment in each country in which we operate.

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of December 31, 2002, $3,534 million or 71% of our debt was composed of fixed rate debt (as adjusted for the effects of interest rate swap agreements) with a weighted average stated interest rate of 5.54%. Our variable rate debt of $1,437 million had a weighted average interest rate of 3.60% at December 31, 2002. Had market interest rates been 100 basis points higher (representing an approximate 28% increase over our variable rate debt effective cost of borrowing) throughout the year ended December 31, 2002, we would have recognized approximately

$17 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with our senior exchangeable debentures been 10% higher during the year ended December 31, 2002, we would have recognized an additional unrealized loss on derivative instruments of $75 million. For additional information regarding the impacts of changes in discount rates and volatilities on our derivative instruments, see--"Critical Accounting Policies-Accounting for Derivatives."

    We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars, narrow-band collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide us with a put option that gives us the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values.

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

    During the year ended December 31, 2002, we sold put options on
36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million.

    The following table provides information regarding our equity and put spread collars and put options at December 31, 2002:

                                                          NO. OF         WEIGHTED        WEIGHTED     WEIGHTED    WEIGHTED
                                                        UNDERLYING        AVERAGE         AVERAGE     AVERAGE     AVERAGE
                                        TYPE OF           SHARES        PUT SPREAD       PUT PRICE   CALL PRICE   YEARS TO
SECURITY                                COLLAR           (000'S)      PRICE PER SHARE    PER SHARE   PER SHARE    MATURITY
--------                          -------------------   ----------   -----------------   ---------   ----------   --------
AOL.............................  Equity collar            36,100           N/A             $47         $ 96        2.6
AOL.............................  Put option               36,100           $40             N/A          N/A        2.6
AOL.............................  Put spread               21,538           $28             $49         $118        2.2
Sprint PCS......................  Equity collar(1)        150,506           N/A             $25         $ 40        5.5
News Corp.......................  Equity collar             5,000           N/A             $45         $ 85        2.3
News Corp.......................  Put spread                6,916           $20             $33         $ 79        2.8
Motorola........................  Equity collar            51,919           N/A             $25         $ 50        1.2
Cendant.........................  Equity collar            26,357           N/A             $19         $ 33        2.5
Priceline.......................  Equity collar             3,125           N/A             $37         $ 92        2.5
GMH Hughes......................  Put spread                1,822           $15             $27         $ 54        0.8
XM Satellite....................  Equity collar             1,000           N/A             $29         $ 51        0.9

------------------------

(1) Includes narrow-band collars.

    At December 31, 2002, the fair value of the securities underlying the derivatives in the foregoing table was $2,437 million, (excluding the fair value of the related derivatives) and the total value of our available-for-sale equity securities was $14,254 million. Had the market price of the remaining available-for-sale securities been 10% lower at December 31, 2002, the aggregate value of such securities would have been $1,182 million lower resulting in an increase to unrealized losses in other comprehensive earnings.

    Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at December 31, 2002, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At December 31, 2002, the aggregate purchase price of third-party debt securities underlying total return debt swap arrangements was $85 million. As of such date, we had posted cash collateral equal to $42 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $43 million.

    In addition, during 2002, we entered into a total return debt swap agreement to purchase up to $250 million aggregate face value of our outstanding senior notes and debentures. Through December 31, 2002, we had directed the counterparty to purchase debt with a face value of $201 million for $200 million, including accrued interest, under this agreement.

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

    Each of our derivative instruments is executed with a counterparty, generally well known major financial institutions. While we believe these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect ourselves against credit risk associated with these counterparties we generally:

    - Execute our derivative instruments with several different counterparties, and

    - Execute derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

    Our counterparty credit risk by financial institution is summarized below:

                                                            AGGREGATE FAIR VALUE OF
                                                           DERIVATIVE INSTRUMENTS AT
COUNTERPARTY                                                   DECEMBER 31, 2002
------------                                              ---------------------------
                                                              AMOUNTS IN MILLIONS
Counterparty A..........................................             $1,376
Counterparty B..........................................                987
Counterparty C..........................................                827
Counterparty D..........................................                733
Counterparty E..........................................                577
Counterparty F..........................................                450
Other...................................................                607
                                                                     ------
                                                                     $5,557
                                                                     ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-29. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Liberty Media Corporation:

    We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in notes 3 and 7 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002 and for derivative financial instruments in 2001.


                                               KPMG LLP

Denver, Colorado
March 17, 2003

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                                2002       2001
                                                              --------   --------
                                                              AMOUNTS IN MILLIONS
Assets
Current assets:
  Cash and cash equivalents.................................  $ 2,170      2,077
  Short-term investments....................................      107        397
  Trade and other receivables, net..........................      362        345
  Prepaid expenses and program rights.......................      355        352
  Derivative instruments (note 7)...........................    1,165        506
  Deferred income tax assets (note 10)......................      286        311
  Other current assets......................................       55         38
                                                              -------    -------
    Total current assets....................................    4,500      4,026
                                                              -------    -------
Investments in affiliates, accounted for using the equity
  method, and related receivables (note 5)..................    7,390     10,076
Investments in available-for-sale securities and other cost
  investments (note 6)......................................   14,369     21,152
Long-term derivative instruments (note 7)...................    4,392      1,897
Property and equipment, at cost.............................    1,219      1,190
Accumulated depreciation....................................     (304)      (249)
                                                              -------    -------
                                                                  915        941
                                                              -------    -------
Intangible assets not subject to amortization (note 3):
  Goodwill..................................................    6,812      9,058
  Franchise costs...........................................      163        163
                                                              -------    -------
                                                                6,975      9,221
                                                              -------    -------
Intangible assets subject to amortization...................    1,246      1,200
Accumulated amortization....................................     (632)      (445)
                                                              -------    -------
                                                                  614        755
                                                              -------    -------
Other assets, at cost, net of accumulated amortization......      530        471
                                                              -------    -------
    Total assets............................................  $39,685     48,539
                                                              =======    =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                                2002       2001
                                                              --------   --------
                                                              AMOUNTS IN MILLIONS
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................................  $    133       127
  Accrued interest payable..................................       125       136
  Other accrued liabilities.................................       308       254
  Accrued stock compensation (note 14)......................       659       833
  Program rights payable....................................       128       145
  Derivative instruments (note 7)...........................        19        39
  Current portion of debt...................................       655     1,143
                                                              --------   -------
    Total current liabilities...............................     2,027     2,677
                                                              --------   -------
Long-term debt (note 9).....................................     4,316     4,764
Long-term derivative instruments (note 7)...................     1,469     1,688
Deferred income tax liabilities (note 10)...................     6,751     8,977
Other liabilities...........................................       189       177
                                                              --------   -------
    Total liabilities.......................................    14,752    18,283
                                                              --------   -------
Minority interests in equity of subsidiaries................       219       133
Obligation to redeem common stock (note 11).................        32        --
Stockholders' equity (note 11):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued and outstanding................        --        --
  Series A common stock $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,476,953,566 shares at December 31, 2002 and
    2,378,127,544 shares at December 31, 2001...............        25        24
  Series B common stock $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 212,044,128
    shares at December 31, 2002 and 212,045,288 shares at
    December 31, 2001.......................................         2         2
  Additional paid-in capital................................    36,498    35,996
  Accumulated other comprehensive earnings, net of taxes
    (note 16)...............................................       226       840
  Accumulated deficit.......................................   (12,069)   (6,739)
                                                              --------   -------
    Total stockholders' equity..............................    24,682    30,123
                                                              --------   -------
Commitments and contingencies (note 17)
    Total liabilities and stockholders' equity..............  $ 39,685    48,539
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                               AMOUNTS IN MILLIONS, EXCEPT PER
                                                                        SHARE AMOUNTS
Revenue:
  Unaffiliated parties......................................   $ 2,078       1,832       1,266
  Related parties (note 13).................................         6         227         260
                                                               -------    --------     -------
                                                                 2,084       2,059       1,526
                                                               -------    --------     -------
Operating costs and expenses:
  Operating.................................................     1,077       1,089         801
  Selling, general and administrative ("SG&A")..............       583         573         348
  Charges from related parties (note 13)....................        --          20          37
  Stock compensation--SG&A (note 14)........................       (51)        132        (950)
  Depreciation..............................................       193         209         122
  Amortization..............................................       191         775         732
  Impairment of long-lived assets (note 3)..................       275         388          --
                                                               -------    --------     -------
                                                                 2,268       3,186       1,090
                                                               -------    --------     -------
    Operating income (loss).................................      (184)     (1,127)        436
Other income (expense):
  Interest expense..........................................      (423)       (525)       (399)
  Dividend and interest income..............................       209         272         301
  Share of losses of affiliates, net (note 5)...............      (453)     (4,906)     (3,485)
  Nontemporary declines in fair value of investments (note
    6)......................................................    (6,053)     (4,101)     (1,463)
  Realized and unrealized gains (losses) on derivative
    instruments, net (note 7)...............................     2,122        (174)        223
  Gains (losses) on dispositions, net (notes 5 and 6).......      (415)       (310)      7,340
  Other, net................................................        (4)        (11)          3
                                                               -------    --------     -------
                                                                (5,017)     (9,755)      2,520
                                                               -------    --------     -------
    Earnings (loss) before income taxes and minority
      interest..............................................    (5,201)    (10,882)      2,956
Income tax benefit (expense) (note 10)......................     1,702       3,908      (1,534)
Minority interests in losses of subsidiaries................        38         226          63
                                                               -------    --------     -------
    Earnings (loss) before cumulative effect of accounting
      change................................................    (3,461)     (6,748)      1,485
Cumulative effect of accounting change, net of taxes (notes
  3 and 7)..................................................    (1,869)        545          --
                                                               -------    --------     -------
    Net earnings (loss).....................................   $(5,330)     (6,203)      1,485
                                                               =======    ========     =======
Earnings (loss) per common share (note 3):
  Basic and diluted earnings (loss) before cumulative effect
    of accounting change....................................   $ (1.34)      (2.61)        .57
  Cumulative effect of accounting change, net of taxes......      (.72)        .21          --
                                                               -------    --------     -------
  Basic and diluted net earnings (loss).....................   $ (2.06)      (2.40)        .57
                                                               =======    ========     =======
Number of common shares outstanding.........................     2,590       2,588       2,588
                                                               =======    ========     =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Net earnings (loss).........................................  $(5,330)    (6,203)     1,485
                                                              -------    -------    -------
Other comprehensive earnings (loss), net of taxes (note 16):
  Foreign currency translation adjustments..................     (101)      (357)      (202)
  Unrealized holding losses arising during the period.......   (4,111)    (1,013)    (6,115)
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................    3,598      2,694       (635)
  Cumulative effect of accounting change (note 3)...........       --        (87)        --
                                                              -------    -------    -------
  Other comprehensive earnings (loss).......................     (614)     1,237     (6,952)
                                                              -------    -------    -------
Comprehensive loss..........................................  $(5,944)    (4,966)    (5,467)
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                  COMMON STOCK       ADDITIONAL    COMPREHENSIVE                        TOTAL
                                   PREFERRED   -------------------    PAID-IN     EARNINGS (LOSS),   ACCUMULATED    STOCKHOLDERS'
                                     STOCK     SERIES A   SERIES B    CAPITAL       NET OF TAXES       DEFICIT         EQUITY
                                   ---------   --------   --------   ----------   ----------------   ------------   -------------
                                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2000.......     $--         --         --        33,874           6,555           (2,021)        38,408
  Net earnings...................      --         --         --            --              --            1,485          1,485
  Other comprehensive loss.......      --         --         --            --          (6,952)              --         (6,952)
  Issuance of AT&T Class A
    Liberty Media Group common
    stock for acquisitions (note
    8)...........................      --         --         --         1,064              --               --          1,064
  Gains in connection with
    issuances of stock by
    affiliates and subsidiaries,
    net of taxes.................      --         --         --           355              --               --            355
  Utilization of net operating
    losses of Liberty by AT&T
    (note 10)....................      --         --         --           (38)             --               --            (38)
  Other transfers to related
    parties, net.................      --         --         --          (213)             --               --           (213)
                                      ---         --         --        ------          ------          -------         ------
Balance at December 31, 2000.....      --         --         --        35,042            (397)            (536)        34,109
  Net loss.......................      --         --         --            --              --           (6,203)        (6,203)
  Other comprehensive earnings...      --         --         --            --           1,237               --          1,237
  Issuance of common stock upon
    consummation of Split Off
    Transaction (note 2).........      --         24          2           (26)             --               --             --
  Contribution from AT&T upon
    consummation of Split Off
    Transaction (note 2).........      --         --         --           803              --               --            803
  Accrual of amounts due to AT&T
    for taxes on deferred
    intercompany gains (note
    2)...........................      --         --         --          (115)             --               --           (115)
  Losses in connection with
    issuances of stock by
    subsidiaries and affiliates,
    net of taxes.................      --         --         --            (8)             --               --             (8)
  Utilization of net operating
    losses of Liberty by AT&T
    prior to Split Off
    Transaction (note 10)........      --         --         --            (2)             --               --             (2)
  Stock option exercises and
    issuance of restricted stock
    prior to Split Off
    Transaction..................      --         --         --           302              --               --            302
                                      ---         --         --        ------          ------          -------         ------
Balance at December 31, 2001.....      --         24          2        35,996             840           (6,739)        30,123
  Net loss.......................      --         --         --            --              --           (5,330)        (5,330)
  Other comprehensive loss.......      --         --         --            --            (614)              --           (614)
  Issuance of common stock for
    acquisitions.................      --         --         --           195              --               --            195
  Issuance of common stock
    pursuant to rights
    offering.....................      --          1         --           617              --               --            618
  Purchases of Liberty Series A
    common stock.................      --         --         --          (281)             --               --           (281)
  Liberty Series A common stock
    put options, net of cash
    received (note 11)...........      --         --         --           (29)             --               --            (29)
                                      ---         --         --        ------          ------          -------         ------
Balance at December 31, 2002.....     $--         25          2        36,498             226          (12,069)        24,682
                                      ===         ==         ==        ======          ======          =======         ======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
                                                                       (SEE NOTE 4)
Cash flows from operating activities:
  Net earnings (loss).......................................  $(5,330)    (6,203)     1,485
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Cumulative effect of accounting change, net of taxes....    1,869       (545)        --
    Depreciation and amortization...........................      384        984        854
    Impairment of long-lived assets.........................      275        388         --
    Stock compensation......................................      (51)       132       (950)
    Payments of stock compensation..........................     (117)      (244)      (319)
    Share of losses of affiliates, net......................      453      4,906      3,485
    Nontemporary decline in fair value of investments.......    6,053      4,101      1,463
    Realized and unrealized losses (gains) on derivative
     instruments, net.......................................   (2,122)       174       (223)
    Losses (gains) on disposition of assets, net............      415        310     (7,340)
    Minority interests in losses of subsidiaries............      (38)      (226)       (63)
    Deferred income tax expense (benefit)...................   (1,711)    (3,613)     1,821
    Intergroup tax allocation...............................       --       (222)      (294)
    Payments from (to) AT&T pursuant to tax sharing
     agreement..............................................      (26)       166        414
    Other noncash charges...................................       32         40         15
    Changes in operating assets and liabilities, net of the
     effect of acquisitions and dispositions:
      Receivables...........................................      (22)        30       (116)
      Prepaid expenses and program rights...................      (45)      (148)      (121)
      Other current assets..................................      (32)        --         --
      Payables and other current liabilities................       14         (4)        88
                                                              -------    -------    -------
        Net cash provided by operating activities...........        1         26        199
                                                              -------    -------    -------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............     (736)    (1,031)    (1,568)
  Investments in and loans to cost investees................     (491)    (1,548)    (1,791)
  Cash paid for acquisitions, net of cash acquired..........      (44)      (113)      (735)
  Capital expended for property and equipment...............     (189)      (358)      (221)
  Cash proceeds from dispositions...........................    1,040        471        456
  Net sales of short term investments.......................      148        346        972
  Other investing activities, net...........................       19         (5)        21
                                                              -------    -------    -------
    Net cash used by investing activities...................     (253)    (2,238)    (2,866)
                                                              -------    -------    -------
Cash flows from financing activities:
  Borrowings of debt........................................      189      1,639      4,597
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............       --      1,028         --
  Repayments of debt........................................   (1,110)    (1,048)    (2,156)
  Purchases of Liberty Series A common stock................     (281)        --         --
  Proceeds from Rights Offering.............................      618         --         --
  Premium proceeds from derivative instruments..............      521        383         --
  Proceeds from settlement of derivative instruments, net...      410        366         --
  Payment from AT&T related to Split Off Transaction........       --        803         --
  Cash transfers to related parties.........................       --       (157)      (286)
  Net proceeds from issuance of stock by subsidiaries.......       --         --        121
  Other financing activities, net...........................       (2)       (20)       (28)
                                                              -------    -------    -------
    Net cash provided by financing activities...............      345      2,994      2,248
                                                              -------    -------    -------
      Net increase (decrease) in cash and cash
       equivalents..........................................       93        782       (419)
      Cash and cash equivalents at beginning of year........    2,077      1,295      1,714
                                                              -------    -------    -------
      Cash and cash equivalents at end of year..............  $ 2,170      2,077      1,295
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Liberty Media Corporation ("Liberty" or the "Company," unless the context otherwise requires) and those of all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty owns interests in a broad range of video programming, media, broadband distribution, interactive technology services and communications businesses. Liberty and its affiliated companies operate in the United States, Europe, South America and Asia.

(2) AT&T OWNERSHIP OF LIBERTY

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

    In connection with the Split Off Transaction, Liberty was also deconsolidated from AT&T for federal income tax purposes. Pursuant to an agreement entered into at the time of the AT&T Merger, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that had not been used as an offset to Liberty's obligations under a tax sharing agreement and that had been, or was reasonably expected to be, utilized by AT&T. The
$803 million payment was received by Liberty prior to the Split Off Transaction and has been reflected as an increase to additional paid-in-capital in the accompanying consolidated statement of stockholders' equity. In addition, certain deferred intercompany gains were includible in AT&T's taxable income as a result of the Split Off Transaction, and AT&T was entitled to reimbursement from Liberty for the resulting tax liability of approximately $115 million. Such tax liability has been reflected as a reduction in additional paid-in-capital in the accompanying consolidated statement of stockholders' equity.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

RECEIVABLES

    Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $28 million and $20 million at December 31, 2002 and 2001, respectively.

PROGRAM RIGHTS

    Prepaid program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

INVESTMENTS

    All marketable equity and debt securities held by the Company are classified as available-for-sale and are carried at fair value ("AFS Securities"). Unrealized holding gains and losses on securities that are classified as available-for-sale and are hedged with a derivative financial instrument that qualifies as a fair value hedge under Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133") are recognized in the Company's consolidated statement of operations. Unrealized holding gains and losses of AFS Securities that are not hedged pursuant to Statement 133 are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at the lower of cost or net realizable value.

    For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and commitments for the investee. If the Company's investment in the common stock of an affiliate is reduced to zero as a result of recording its share of the affiliate's net losses, and the Company holds investments in other more senior securities of the affiliate, the Company would continue to record losses from the affiliate to the extent of these additional investments. The amount of additional losses recorded would be determined based on changes in the hypothetical amount of proceeds that would be received by the Company if the affiliate were to experience a liquidation of its assets at their current book values. Prior to the Company's January 1, 2002 adoption of Statement of Financial Accounting Standards
No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), the Company's share of net earnings or losses of affiliates included the amortization of the difference between the Company's investment and its share of the net assets of the investee. Upon adoption of Statement 142, the portion of excess costs on equity method investments that represents goodwill ("equity method goodwill") is no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. The Company's share

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES of net earnings or loss of affiliates also includes any other-than-temporary declines in fair value recognized during the period.

    Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases in stockholders' equity.

    The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary ("nontemporary"). The Company considers a number of factors in its determination including (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific;
(iii) analysts' ratings and estimates of 12 month share price targets for the investee; (iv) changes in stock price or valuation subsequent to the balance sheet date; (v) the length of time that the fair value of the investment is below the Company's carrying value; and (vi) the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for cost investments and AFS Securities are included in the consolidated statements of operations as nontemporary declines in fair values of investments. Writedowns for equity method investments are included in share of losses of affiliates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company uses various derivative instruments including equity collars, narrow-band collars, put spread collars, written put and call options, bond swaps, interest rate swaps and foreign exchange contracts to manage fair value and cash flow risk associated with many of its investments, some of its variable rate debt and transactions denominated in foreign currencies. Each of these derivative instruments is executed with a counterparty, generally well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

    - Executes its derivative instruments with several different counterparties, and

    - Executes derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for the Company's benefit, if the respective counterparty's credit rating were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of these counterparties. Based on its analysis to date, the Company currently considers nonperformance by any of its counterparties to be unlikely.

    Effective January 1, 2001, Liberty adopted Statement 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. Derivative gains and losses included in other comprehensive earnings are reclassified into earnings at the time the sale of the hedged item or transaction is recognized.

    During 2001 and 2002, the only derivative instruments designated as hedges were the Company's equity collars, which were designated as fair value hedges. Effective December 31, 2002, the Company elected to dedesignate its equity collars as fair value hedges. Such election had no effect on the Company's financial position at December 31, 2002 or its results of operations for the year ended December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the Company's AFS Securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges will be reported as a component of other comprehensive income on the Company's balance sheet. Changes in the fair value of the equity collars will continue to be reported in earnings.

    The fair value of derivative instruments is estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is generally evaluated annually to determine if it should be adjusted. A discount rate is selected at the inception of the derivative instrument and updated each reporting period based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

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

    The adoption of Statement 133 on January 1, 2001, resulted in a cumulative increase in net earnings of $545 million, or $0.21 per common share, (after tax expense of $356 million) and an increase in other comprehensive loss of $87 million. The increase in net earnings was mostly attributable to separately recording the fair value of the embedded call option obligations associated with the Company's senior exchangeable debentures. The increase in other comprehensive loss relates primarily to changes in the fair value of the Company's warrants and options to purchase certain AFS Securities.

    The Company assesses the effectiveness of equity collars by comparing changes in the intrinsic value of the equity collar to changes in the fair value of the underlying security. For derivatives designated as fair value hedges, changes in the time value of the derivatives, which are excluded from the assessment of hedge effectiveness, are recognized currently in earnings as a component of realized and unrealized gains (losses) on derivative instruments. Hedge ineffectiveness, determined in accordance with Statement 133, had no impact on earnings for the years ended December 31, 2002 and 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

    Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.

INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted Statement 142, which along with Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("Statement 141"), was issued in June 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations, and specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Equity method goodwill is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("Statement 144").

    Upon adoption, Statement 141 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Reclassification of previously acquired intangible assets, including intangible assets in equity method excess costs, is only made if (a) the asset meets the recognition criteria of Statement 141, (b) the asset had been assigned an amount equal to its estimated fair value at the date the business combination was initially recorded, and (c) the asset was accounted for separately from goodwill as evidenced by the maintenance of accounting records for the asset. The Company did not maintain separate accounting records for previously acquired intangible assets in equity method excess costs. Accordingly, such amounts are deemed to be equity method goodwill under Statement 142.

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

    In connection with Statement 142's transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's enterprise-level goodwill balance was allocated to various reporting units which included a single equity method investment as its only asset. For example, goodwill was allocated to a separate reporting unit which included only the Company's investment in Discovery

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Communications, Inc. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved as an adjustment to the gain or loss on disposal.

    The Company determined the fair value of its reporting units using independent appraisals, public trading prices and other means. The Company then compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which were measured as of the date of adoption.

    As of the date of adoption, the Company had unamortized goodwill in the amount of $9,058 million, unamortized franchise costs of $163 million and unamortized other identifiable intangible assets in the amount of $755 million, all of which were subject to the transition provisions of Statements 141 and
142. In connection with its adoption of Statement 142, the Company recognized a $1,869 million transitional impairment loss, net of taxes of $127 million, as the cumulative effect of a change in accounting principle. The foregoing transitional impairment loss includes an adjustment of $325 million for the Company's proportionate share of transition adjustments that its equity method affiliates have recorded.

    As noted above, indefinite lived intangible assets are no longer amortized. Adjusted net earnings (loss) and earnings (loss) per common share, exclusive of amortization expense related to goodwill, franchise costs and equity method goodwill, for periods prior to the adoption of Statement 142 are as follows (amounts in millions, except per share amounts):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Net earnings (loss), as reported...........................  $(6,203)     1,485
Adjustments:
  Goodwill amortization....................................      617        586
  Franchise costs amortization.............................       10         12
  Equity method excess costs amortization included in share
    of losses of affiliates................................      798      1,058
  Income tax effect........................................     (333)      (426)
                                                             -------     ------
Net earnings (loss), as adjusted...........................  $(5,111)     2,715
                                                             =======     ======
Basic and diluted earnings (loss) per common share, as
  reported.................................................  $ (2.40)       .57
Adjustments:
  Goodwill amortization....................................      .24        .23
  Franchise costs amortization.............................       --         --
  Equity method excess costs amortization included in share
    of losses of affiliates................................      .31        .41
  Income tax effect........................................     (.13)      (.16)
                                                             -------     ------
Basic and diluted earnings (loss) per common share, as
  adjusted.................................................  $ (1.98)      1.05
                                                             =======     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Amortization of intangible assets with finite useful lives was $191 million for the year ended December 31, 2002. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years and thereafter (amounts in millions):


2003.................................................    $155
2004.................................................     110
2005.................................................     104
2006.................................................      81
2007.................................................      79
Thereafter...........................................      85
                                                         ----
                                                         $614
                                                         ====

    Changes in the carrying amount of goodwill for each of the Company's operating segments for the year ended December 31, 2002 are as follows:

                                                   STARZ      ASCENT       ON
                                                   ENCORE     MEDIA     COMMAND     OTHER(2)     TOTAL
                                                  --------   --------   --------   ----------   --------
                                                                   AMOUNTS IN MILLIONS
Balance at December 31, 2001....................   $1,540      430         73         7,015       9,058
  Transition adjustment.........................       --      (20)       (24)       (1,627)     (1,671)
  2002 acquisitions(1)..........................       --       --         --           191         191
  Purchase price allocation adjustment for 2001
    acquisition.................................       --       --         --            36          36
  Sale of equity method investments and related
    goodwill....................................       --       --         --          (539)       (539)
  Impairment of goodwill(1).....................       --      (84)        --          (180)       (264)
  Other.........................................       --        1          3            (3)          1
                                                   ------      ---        ---        ------      ------
Balance at December 31, 2002....................   $1,540      327         52         4,893       6,812
                                                   ======      ===        ===        ======      ======

------------------------

(1) During the year ended December 31, 2002, Liberty completed several small acquisitions for aggregate consideration of $328 million, comprised of stock valued at $195 million and cash of $133 million. In connection with these acquisitions, Liberty recorded additional goodwill of $191 million, which represents the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired.

    One of these acquisitions was Liberty's purchase of 38% of the common equity and 85% of the voting power of OpenTV Corp. ("OpenTV"), which when combined with Liberty's previous ownership interest in OpenTV, brought Liberty's total ownership to 41% of the equity and 86% of the voting power of OpenTV. During the period between the execution of the purchase agreement in May 2002 and the consummation of the acquisition in August 2002, OpenTV disclosed that it was lowering its revenue and cash flow projections for 2002 and extending the time before it would be cash flow positive. As a result, OpenTV wrote off all of its separately recorded goodwill. In light of the announcement by OpenTV and the adverse impact on its stock price, as well as other negative factors arising in its industry sector, Liberty determined that the goodwill initially recorded in purchase accounting
    ($92 million) was not recoverable. This assessment is supported by an appraisal performed by an independent third party. Accordingly, Liberty recorded an impairment charge for the entire amount of the goodwill during the third quarter of 2002.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    In addition to the foregoing goodwill impairment related to OpenTV, the Company evaluated the recoverability of the goodwill related to its other reporting units (as defined in Statement 142) during 2002. This evaluation resulted in additional impairments related to the Company's Ascent Media ($84 million) and Other operating segments ($88 million).

(2) As noted above, the Company's enterprise-level goodwill is allocable to reporting units, whether they are consolidated subsidiaries or equity method investments. The following table summarizes these allocations at December 31, 2002 (amounts in millions).

                                                              ALLOCABLE
ENTITY                                                        GOODWILL
------                                                        ---------
Discovery Communications, Inc...............................   $2,165
QVC, Inc....................................................    1,464
Starz Encore Group LLC......................................      606
Jupiter Telecommunications Co., Ltd.........................      196
Other.......................................................      462
                                                               ------
                                                               $4,893
                                                               ======

IMPAIRMENT OF LONG-LIVED ASSETS

    Statement 144 requires that the Company periodically review the carrying amounts of its property and equipment and its intangible assets (other than goodwill) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

    As a result of the weakness in the economy in 2001 certain subsidiaries of the Company did not meet their 2001 operating objectives and reduced their 2002 expectations. Accordingly, the subsidiaries assessed the recoverability of their property and equipment and intangible assets and determined that impairment adjustments were necessary. In addition, in the fourth quarter of 2001, a subsidiary made the decision to consolidate certain of its operations and close certain facilities. In connection with these initiatives, the subsidiary recorded a restructuring charge related to lease cancellation fees and an additional impairment charge related to its property and equipment. All of the foregoing charges are included in impairment of long-lived assets in the Company's statement of operations.

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

    Preferred stock (and accumulated dividends thereon) of subsidiaries are included in minority interests in equity of subsidiaries. Dividend requirements on such preferred stocks are reflected as

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES minority interests in earnings of subsidiaries in the accompanying consolidated statements of operations and comprehensive loss.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company is the United States ("U.S.") dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary and foreign equity method investee. Assets and liabilities of foreign subsidiaries and foreign equity investees are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations and the Company's share of the results of operations of its foreign equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

    Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive loss as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

    Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 2002, as published in The Wall Street Journal.

REVENUE RECOGNITION

    Revenue is recognized as follows:

    - Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements.

    - Advertising revenue is recognized, net of agency commissions, in the period during which underlying advertisements are broadcast.

    - Revenue from post-production services is recognized in the period the services are rendered.

    - Revenue from sales and licensing of software and related service and maintenance is recognized pursuant to Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION." For multiple element contracts with vendor specific objective evidence, the Company recognizes revenue for each specific element when the earnings process is complete. If vendor specific objective evidence does not exist, revenue is deferred and recognized on a straight-line basis over the term of the maintenance period.

    - Cable and other distribution revenue is recognized in the period that services are rendered. Cable installation revenue is recognized in the period the related services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable distribution system.

ADVERTISING COSTS

    Advertising costs generally are expensed as incurred. Advertising expense aggregated $43 million, $43 million and $35 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

STOCK BASED COMPENSATION

    As more fully described in note 14, the Company has granted to its employees options and options with tandem stock appreciation rights ("SARs") to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." ("APB Opinion No. 25") Under these provisions, options are accounted for as fixed plan awards and no compensation expense is recognized because the exercise price is equal to the market price of the underlying common stock on the date of grant; whereas options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS
Net earnings (loss).........................................  $(5,330)    (6,203)    1,485
  Deduct stock compensation as determined under the fair
    value method, net of taxes..............................      (79)      (129)       --
                                                              -------     ------     -----
Pro forma net earnings (loss)...............................  $(5,409)    (6,332)    1,485
                                                              =======     ======     =====
Basic and diluted net earnings (loss) per share:
  As reported...............................................  $ (2.06)     (2.40)      .57
  Pro forma.................................................  $ (2.09)     (2.45)      .57

    Agreements that may require Liberty to reacquire interests in subsidiaries held by officers and employees in the future are marked-to-market at the end of each reporting period with corresponding adjustments being recorded to stock compensation expense.

EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the number of common shares outstanding. The number of outstanding common shares for periods prior to the Split Off Transaction is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the years ended December 31, 2002 and 2001, are 78 million and 76 million potential common shares because their inclusion would be anti-dilutive.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified for comparability with the 2002 presentation.

ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers the fair value of its derivative instruments and its assessment of nontemporary declines in value of its investments to be its most significant estimates.

    Liberty holds a significant number of investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates and their independent accountants to provide it with accurate financial information prepared in accordance with generally accepted accounting principles that Liberty uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). FIN 46 addresses consolidation of variable interest entities which have characteristics described in the pronouncement. In general, if an entity is considered a variable interest entity ("VIE"), the party that has the most exposure to economic risks and potential rewards from the VIE is required to consolidate the VIE. The consolidation requirements of FIN 46 apply to all VIE's created after January 31, 2003. In addition, by July 1, 2003, the consolidation requirements must be applied to all VIE's in existence prior to February 1, 2003. Based upon the Company's preliminary analysis of the provisions of FIN 46, it currently does not believe that the adoption of FIN 46 will have a significant impact on its financial position or results of operations. However, it is the Company's understanding that the FASB continues to provide interpretive guidance with respect to FIN 46, which could change the implementation requirements. These changes could result in the Company identifying a significant variable interest, which could change its preliminary evaluation and could result in a significant impact to its financial position or results of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(4) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired........................   $ 424        264       3,733
  Net liabilities assumed..............................     (57)      (136)     (1,208)
  Deferred tax liability...............................     (14)        (7)       (281)
  Minority interest....................................    (114)        (8)       (445)
  Common stock issued..................................    (195)        --          --
  Contribution to equity for acquisitions..............      --         --      (1,064)
                                                          -----       ----      ------
    Cash paid for acquisitions, net of cash acquired of
      $89 million in 2002..............................   $  44        113         735
                                                          =====       ====      ======
Cash paid for interest.................................   $ 426        451         335
                                                          =====       ====      ======
Cash paid for income taxes.............................   $  --          9           2
                                                          =====       ====      ======

(5) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2002 and the carrying amount at December 31, 2001:

                                                   DECEMBER 31,        DECEMBER 31,
                                                       2002                2001
                                               ---------------------   ------------
                                               PERCENTAGE   CARRYING     CARRYING
                                               OWNERSHIP     AMOUNT       AMOUNT
                                               ----------   --------   ------------
                                                    DOLLAR AMOUNTS IN MILLIONS
Discovery Communications, Inc.
  ("Discovery")..............................         50%    $2,817        2,900
QVC, Inc. ("QVC")............................         42%     2,712        2,543
Jupiter Telecommunications Co., Ltd.
  ("Jupiter")................................         36%       782          407
UnitedGlobalCom, Inc. ("UGC")................         74%        --         (418)
Telewest Communications plc ("Telewest").....         20%        --           97
USA Interactive (formerly known as USA
  Networks, Inc.) ("USAI")...................        N/A         --        2,857
Other........................................    various      1,079        1,690
                                                             ------       ------
                                                             $7,390       10,076
                                                             ======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table reflects Liberty's share of earnings (losses) of affiliates including excess basis amortization and nontemporary declines in value:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                            AMOUNTS IN MILLIONS
Discovery............................................   $ (32)       (293)      (293)
QVC..................................................     154          36        (12)
Jupiter..............................................     (22)        (90)      (114)
UGC..................................................    (198)       (751)      (211)
Telewest.............................................     (92)     (2,538)      (441)
USAI.................................................      20          35        (36)
Cablevision S.A. ("Cablevision").....................      --        (476)       (49)
ASTROLINK International LLC ("Astrolink")............      (1)       (417)        (8)
Teligent, Inc. ("Teligent")..........................      --         (85)    (1,269)
Gemstar--TV Guide International, Inc. ("Gemstar")....      --        (133)      (254)
Other................................................    (282)       (194)      (798)
                                                        -----      ------     ------
                                                        $(453)     (4,906)    (3,485)
                                                        =====      ======     ======

    At December 31, 2002, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,710 million. Prior to the adoption of Statement 142, such excess was being amortized over estimated useful lives of up to 20 years based upon the useful lives of the intangible assets represented by such excess costs. Such amortization was $798 million and $1,058 million, for the years ended
December 31, 2001 and 2000, respectively, and is included in share of losses of affiliates. Upon adoption of Statement 142, the Company discontinued amortizing its equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Any calculated excess costs on investments made after January 1, 2002 are allocated on an estimated fair value basis to the underlying assets and liabilities of the investee. Amounts allocated to assets other than indefinite lived intangible assets are amortized over their estimated useful lives.

UGC

    UGC is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. On
January 30, 2002, the Company and UGC completed a transaction (the "UGC Transaction") pursuant to which UGC was formed to own UGC Holdings, Inc. ("UGC Holdings"). Upon consummation of the New United Transaction, all shares of UGC Holdings common stock were exchanged for shares of common stock of UGC. In addition, the Company contributed (i) cash consideration of $200 million;
(ii) a note receivable from Belmarken Holding B.V., a subsidiary of UGC Holdings, with an accreted value of $892 million and a carrying value of $496 million (the "Belmarken Loan") and (iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. ("UPC"), a subsidiary of UGC Holdings, with an aggregate carrying amount of $270 million to UGC in exchange for 281.3 million shares of UGC Class C common stock with a fair value of $1,406 million. After giving effect to the UGC Transaction, subsequent open market purchases of UGC Class A common stock and other transactions, Liberty owns approximately 307 million shares of UGC common stock, or an approximate 74% economic interest and a 94% voting interest in UGC. The closing price of UGC's Class A common stock was $2.40 on December 31, 2002. Pursuant to certain voting and standstill arrangements entered into at the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES time of closing, Liberty is currently unable to exercise control of UGC, and accordingly, Liberty continues to use the equity method of accounting for its investment.

    Liberty has accounted for the UGC Transaction as the acquisition of an additional noncontrolling interest in UGC in exchange for monetary financial instruments. Accordingly, Liberty calculated a $440 million gain on the transaction based on the difference between the estimated fair value of the financial instruments and their carrying value. Due to its continuing indirect ownership in the assets contributed to UGC, Liberty limited the amount of gain it recognized to the minority shareholders' attributable share (approximately 28%) of such assets or $123 million (before deferred tax expense of $48 million).

    Because Liberty currently has no commitment to make additional capital contributions to UGC, Liberty's share of losses in 2002, along with its share of UGC's Statement 142 transition loss, represents the amount of losses that reduced the carrying value of its investment in UGC to zero. When its carrying value was reduced to zero, Liberty suspended recording its share of UGC's losses. At December 31, 2002, such suspended losses aggregated approximately $582 million. In the event that Liberty increases its investment in UGC in the future, Liberty will be required to recognize these suspended losses to the extent of its additional investment, if such investment is deemed to represent funding of these suspended losses.

    Also on January 30, 2002, UGC acquired from Liberty its debt and equity interests in IDT United, Inc. and $751 million principal amount at maturity of UGC Holdings' $1,375 million 10 3/4% senior secured discount notes due 2008 (the "2008 Notes"), which had been distributed to Liberty in redemption of a portion of its interest in IDT United. IDT United was formed as an indirect subsidiary of IDT Corporation for purposes of effecting a tender offer for all outstanding 2008 Notes at a purchase price of $400 per $1,000 principal amount at maturity, which tender offer expired on February 1, 2002. The aggregate purchase price for the Company's interest in IDT United of approximately $448 million was equal to the aggregate amount Liberty had invested in IDT United, plus interest. Approximately $305 million of the purchase price was paid by the assumption by UGC of debt owed by Liberty to a subsidiary of UGC Holdings, and the remainder was credited against the $200 million cash contribution by Liberty to UGC described above. In connection with the UGC Transaction, a subsidiary of Liberty agreed to loan to a subsidiary of UGC up to $105 million. As of December 31, 2002, such subsidiary of UGC has borrowed $103 million from the Liberty subsidiary. Such loan accrues interest at 8% per annum.

    In June 2002, Liberty loaned an aggregate of $5.1 million to the chairman and Chief Executive Officer of UGC. The loans, which accrued interest at LIBOR plus 2%, were repaid in December 2002.

TELEWEST

    Telewest operates cable television and telephone systems in the United Kingdom, and develops and sells a variety of television programming also in the U.K. At December 31, 2002, Liberty indirectly owned approximately 25% of the issued and outstanding Telewest ordinary shares. The closing price of Telewest's ordinary shares on December 31, 2002 was $.03 per share.

    During the year ended December 31, 2002, Liberty purchased $370 million and L67 million face amount of Telewest public debt for aggregate cash consideration of $210 million, including accrued interest. Such investments are accounted for as available-for-sale securities.

    On September 30, 2002, Telewest disclosed that it had reached a non-binding preliminary agreement relating to a restructuring of a significant portion of its bonds. The agreement provides for

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 97% of the issued share capital of Telewest immediately after the restructuring. Existing shareholders will retain a 3% interest in Telewest under the proposed restructuring. Telewest has elected to defer payment of interest under certain of its notes, including a payment that was due on November 1, 2002. As a result, Telewest is in default under certain of its financing arrangements. Telewest anticipates that such defaults will be dealt with in connection with the restructuring of its debt.

    Principally as a result of Telewest's proposed debt restructuring, which Liberty expects will reduce its ownership in Telewest to below 10%, Liberty determined that beginning in 2003 it will no longer have the ability to exercise significant influence over the operations of Telewest. In addition, Liberty has removed its representatives from the Telewest board of directors. Accordingly, Liberty will no longer account for its investment in Telewest using the equity method.

    At December 31, 2002, Liberty's accumulated other comprehensive earnings includes $287 million (before related deferred taxes) of unrealized foreign currency losses related to its investment in the equity of Telewest. Upon consummation of Telewest's proposed debt restructuring and the resulting dilution of Liberty's ownership interest in Telewest, Liberty expects that it will recognize such unrealized foreign currency losses in its statement of operations.

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

    On May 7, 2002, Liberty, USAI and Vivendi Universal, S.A. ("Vivendi") consummated a series of transactions. Upon consummation of these transactions, USAI contributed substantially all of its entertainment assets to Vivendi Universal Entertainment ("VUE"), a partnership controlled by Vivendi, in exchange for cash, common and preferred interests in VUE and the cancellation of approximately 320.9 million shares of USANi LLC, which were exchangeable on a one-for-one basis for shares of USAI common stock. In connection with these transactions, Liberty entered into a separate agreement with Vivendi, pursuant to which Vivendi acquired from Liberty 25 million shares of common stock of USAI, approximately 38.7 million shares of USANi LLC and all of Liberty's approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. In connection with this transaction, Liberty agreed to restrictions on its ability to transfer 9.5 million of such shares prior to November 2003. Liberty recognized a loss of $817 million in the second quarter of 2002 based on the difference between the fair value of the Vivendi shares

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES received and the carrying value of the assets relinquished including goodwill of $514 million which is allocable to the reporting unit holding the USAI interests. Liberty owns approximately 3% of Vivendi and accounts for such investment as an available-for-sale security.

    Subsequent to the Vivendi transaction with USAI, Liberty owns approximately 20% of USAI. Due to certain governance arrangements which limit its ability to exert significant influence over USAI, Liberty accounts for such investment as an available-for-sale security. Prior to the Vivendi transaction, Liberty accounted for its investment in USAI using the equity method. Liberty's share of earnings for USAI in 2002 are for the period through May 7, 2002.

CABLEVISION

    Cablevision provides cable television and high speed data services in Argentina. At December 31, 2002, the Company has a 39% ownership in Cablevision. The Argentine government has historically maintained an exchange rate of one Argentine peso to one U.S. dollar (the "peg rate"). Due to deteriorating economic and political conditions in Argentina in late 2001, the Argentine government eliminated the peg rate effective January 11, 2002. The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. In addition, the Argentine government placed restrictions on the payment of obligations to foreign creditors. As a result of the devaluation of the Argentine peso, Cablevision recorded foreign currency translation losses of $393 million in the fourth quarter of 2001. At December 31, 2001, the Company determined that its investment in Cablevision had experienced a nontemporary decline in value, and accordingly, recorded an impairment charge of $195 million. Such charge is included in share of losses of affiliates. The Company's share of losses in 2001, when combined with foreign currency translation losses recorded in other comprehensive loss at December 31, 2001, reduced the carrying value of its investment in Cablevision to zero as of December 31, 2001. Included in accumulated other comprehensive earnings at December 31, 2001 is $257 million (before related deferred taxes) of unrealized foreign currency translation losses related to the Company's investment in Cablevision. During 2002, the Company sold a portion of its investment in Cablevision and recognized $56 million of such unrealized foreign currency translation losses. Such loss is included in loss on dispostions in the accompanying consolidated statement of operations.

ASTROLINK

    Astrolink, a developmental stage entity, originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required significant additional financing over the next several years. During the fourth quarter of 2001, two of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's required financing. Based on an assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of its investment in Astrolink should be reduced to reflect a fair value that assumes the liquidation of Astrolink. Accordingly, the Company wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. Including such fourth quarter amount, the Company recorded losses and charges relating to its investment in Astrolink aggregating $417 million during the year ended December 31, 2001. As Liberty has no obligation to make additional contributions to Astrolink, its share of losses in 2002 has been limited to amounts advanced to Astrolink by Liberty.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

TELIGENT

    In January 2000, the Company acquired a 40% equity interest in Teligent, a full-service facilities based communications company. During the year ended December 31, 2000, the Company determined that its investment in Teligent experienced a nontemporary decline in value. As a result, the carrying amount of this investment was adjusted to its estimated fair value resulting in a charge of $839 million. This impairment charge is included in share of losses of affiliates. In April 2001, the Company exchanged its investment in Teligent for shares of IDT Investments, Inc., a subsidiary of IDT Corporation. As the fair value of the consideration received in the exchange approximated the carrying value of the Company's investment in Teligent, no gain or loss was recognized on the transaction. The Company accounts for its investment in IDT
Investments, Inc. using the cost method.

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

OTHER

    In April 2002, Liberty sold its 40% interest in Telemundo Communications Group for cash proceeds of $679 million, and recognized a gain of $344 million (before related tax expense of $134 million) based upon the difference between the cash proceeds and Liberty's basis in Telemundo, including allocated goodwill of $25 million.

    During the year ended December 31, 2002, Liberty recorded nontemporary declines in fair value aggregating $148 million related to certain of its other equity method investments. Such amount is included in share of losses of affiliates.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Summarized unaudited combined financial information for affiliates is as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                             AMOUNTS IN MILLIONS
COMBINED FINANCIAL POSITION
  Investments..............................................  $ 1,107      1,667
  Property and equipment, net..............................   12,103     12,111
  Intangibles, net.........................................    6,676     17,935
  Other assets, net........................................    6,357     11,448
                                                             -------     ------
    Total assets...........................................  $26,243     43,161
                                                             =======     ======
  Debt.....................................................  $19,531     24,384
  Other liabilities........................................    8,088     15,506
  Owners' equity...........................................   (1,376)     3,271
                                                             -------     ------
    Total liabilities and equity...........................  $26,243     43,161
                                                             =======     ======

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                        AMOUNTS IN MILLIONS
COMBINED OPERATIONS
  Revenue........................................  $ 13,450    16,943     16,249
  Operating expenses.............................   (11,023)  (14,761)   (14,804)
  Depreciation and amortization..................    (2,150)   (3,644)    (3,580)
  Impairment charges.............................      (833)   (2,539)        --
                                                   --------   -------    -------
    Operating loss...............................      (556)   (4,001)    (2,135)
  Interest expense...............................    (1,830)   (2,320)    (2,201)
  Statement 142 transition adjustment............    (1,336)       --         --
  Gain on early extinguishment of debt...........     2,098        --         --
  Other, net.....................................       (44)     (902)       147
                                                   --------   -------    -------
    Net loss.....................................  $ (1,668)   (7,223)    (4,189)
                                                   ========   =======    =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                             AMOUNTS IN MILLIONS
AOL Time Warner Inc. ("AOL Time Warner")...................  $ 2,243      5,495
News Corp..................................................    5,254      6,007
USAI.......................................................    2,057         --
Sprint Corporation ("Sprint PCS")..........................      968      5,008
Motorola, Inc. ("Motorola")................................      660      1,071
Viacom, Inc. ("Viacom")....................................      619        670
Vivendi....................................................      604         --
United Pan-Europe Communications N.V. ("UPC")..............       --        709
Other AFS Securities.......................................    1,849      2,246
Other cost investments and related receivables.............      222        343
                                                             -------     ------
                                                              14,476     21,549
  Less short-term investments..............................     (107)      (397)
                                                             -------     ------
                                                             $14,369     21,152
                                                             =======     ======

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

NEWS CORP.

    In May 2001, Liberty consummated a transaction with News Corp. whereby Liberty exchanged 70.7 million shares of Gemstar for 121.5 million News Corp. ADSs. Included in losses on dispositions in the accompanying consolidated statement of operations for the year ended December 31, 2001 is a loss of $764 million recognized in connection with the Exchange Transaction based on the difference between the fair value of the securities received by Liberty and the carrying value of the Gemstar shares. In December 2001, Liberty exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million. In connection with these transactions, the Company agreed to restrictions on its ability to transfer certain of the ADSs prior to May 2003. In 1999, Liberty had acquired additional News Corp. ADSs in exchange for cash and Liberty's 50% interest in Fox/Liberty Networks. At December 31, 2002, Liberty owned approximately 18% of the outstanding equity of News Corp. Liberty accounts for its investment in News Corp. as an available-for-sale security.

VIVENDI AND USA INTERACTIVE

    As more fully described in note 5, Liberty received 37.4 million Vivendi ordinary shares (9.5 million of which are subject to transfer restrictions until November 2003) in exchange for a portion

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES of its investment in USAI and its investment in multiThematiques, S.A., and Liberty retained an approximate 20% ownership interest in USAI.

SPRINT PCS

    Liberty and certain of its consolidated subsidiaries collectively are the beneficial owners of shares of Sprint PCS Group Stock and certain other instruments convertible into such securities (the "Sprint Securities"). The Sprint PCS Group Stock is a tracking stock intended to reflect the performance of Sprint's domestic wireless PCS operations. Liberty accounts for its investment in the Sprint Securities as an available-for-sale security. As of December 31, 2002, Liberty beneficially owned approximately 19% of Sprint PCS Group common stock--Series 2.

    Pursuant to a final judgment (the "Final Judgment") agreed to by Liberty, AT&T and the United States Department of Justice (the "DOJ") on December 31, 1998, Liberty transferred all of its beneficially owned Sprint Securities to a trustee (the "Trustee") prior to the AT&T Merger. The Final Judgment, which was entered by the United States District Court of the District of Columbia on August 23, 1999, required the Trustee, on or before May 23, 2002, to dispose of a portion of the Sprint Securities and to dispose of the balance of the Sprint Securities by May 23, 2004.

    At Liberty's request following the Split Off Transaction, the DOJ joined Liberty and AT&T in a joint motion to terminate the Final Judgment which was filed in the District Court in February 2002. The District Court approved the motion to terminate the Final Judgment, with the result that the Trustee has no further obligations under the Final Judgment. The Trustee is in the process of returning direct ownership of the Sprint Securities to Liberty.

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

    During the year ended December 31, 2002, Liberty settled equity collars on approximately 13 million shares of Motorola by delivering the shares to the counterparty and receiving cash proceeds of $252 million. Liberty recognized a loss of $12 million upon settlement. At December 31, 2002, Liberty owns approximately 4% of Motorola's outstanding common stock.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

UPC

    In May 2001, the Company entered into a loan agreement with UPC and Belmarken Holding B.V. ("Belmarken"), a subsidiary of UPC, pursuant to which the Company loaned Belmarken $857 million, which represented a 30% discount to the face amount of the loan of $1,225 million. The loan accrued interest at 6% per annum, and all principal and interest were due in May 2007. After May 29, 2002, the loan was exchangeable, at the option of the Company, into shares of ordinary common stock of UPC at a rate of $6.85 per share. At inception, Liberty recorded the conversion feature of the loan at its estimated fair value of $420 million, and the $437 million remaining balance as a loan receivable. Liberty accounted for the convertible feature of the Belmarken Loan as a derivative security under Statement 133, and recorded the convertible feature at fair value with periodic market adjustments recorded in the statement of operations as unrealized gains or losses. The discounted loan receivable was being accreted up to the $1,225 million face amount over its term. Such accretion, which included the stated interest of 6%, was being recognized in interest income over the term of the loan. Upon consummation of the UGC Transaction, the Company contributed the Belmarken Loan to UGC in exchange for Class C shares of UGC. Liberty had previously purchased exchangeable preferred stock and warrants of UPC in December 2000 for $203 million.

    During 2001, the Company acquired certain outstanding senior notes and senior discount notes of UPC. Liberty acquired approximately $1,435 million face amount of U.S. dollar denominated notes and euro 263 million face amount of euro denominated notes for an aggregate purchase price of $358 million. Such notes were contributed to UGC in connection with the UGC Transaction on January 30, 2002.

NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the years ended December 31, 2002, 2001 and 2000, Liberty determined that certain of its AFS Securities and cost investments experienced nontemporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES fair value of investments in the consolidated statements of operations. The following table identifies the realized losses attributable to each of the individual investments as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
INVESTMENTS
  AOL Time Warner.....................................   $2,567     2,052         --
  News Corp...........................................    1,393       915         --
  Sprint PCS..........................................    1,077        --         --
  Vivendi.............................................      409        --         --
  Telewest bonds......................................      149        --         --
  Motorola............................................      136       232      1,276
  Arris Group, Inc....................................       19       127         --
  Viacom..............................................       --       201         --
  UPC preferred stock.................................       --       195         --
  Others..............................................      303       379        187
                                                         ------     -----      -----
                                                         $6,053     4,101      1,463
                                                         ======     =====      =====

UNREALIZED HOLDINGS GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in the Company's consolidated statements of operations.

                                             DECEMBER 31, 2002         DECEMBER 31, 2001
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $1,357         77          2,014          94
Gross unrealized holding losses.........    $  (87)        --            (53)        (46)

    Management estimates that the fair market value of all of its investments in available-for-sale securities and other cost investments approximated their aggregate carrying value at December 31, 2002 and December 31, 2001. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investment assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                                              FAIR VALUE AT
                                                                              DECEMBER 31,
TYPE OF                                                 UNDERLYING         -------------------
DERIVATIVE                                               SECURITY            2002       2001
----------                                       ------------------------  --------   --------
                                                                               AMOUNTS IN
                                                                                MILLIONS
ASSETS
  Narrow-band collars..........................  Sprint PCS                $ 1,455        --
  Equity collars...............................  Sprint PCS                  1,102       525
  Warrants.....................................  Sprint PCS                     --       164
  Equity collars...............................  AOL Time Warner             1,145       507
  Put spread collars...........................  AOL Time Warner               407       234
  Equity collars...............................  News Corp.                    108        81
  Put spread collars...........................  News Corp.                     51        30
  Equity collars...............................  Motorola                      846       574
  Warrants.....................................  Motorola                       --       128
  Other........................................  N/A                           443       160
                                                                           -------     -----
    Subtotal...................................                              5,557     2,403
  Less current portion.........................                             (1,165)     (506)
                                                                           -------     -----
                                                                           $ 4,392     1,897
                                                                           =======     =====

LIABILITIES
  Narrow-band collars..........................  Sprint PCS                $    --       345
  Put options..................................  AOL Time Warner               929        --
  Exchangeable debenture call option
    obligations................................  Various                       536     1,320
  Other........................................  N/A                            23        62
                                                                           -------     -----
    Subtotal...................................                              1,488     1,727
  Less current portion.........................                                (19)      (39)
                                                                           -------     -----
                                                                           $ 1,469     1,688
                                                                           =======     =====

EQUITY COLLARS, NARROW-BAND COLLARS, PUT SPREAD COLLARS AND PUT OPTIONS

    The Company has entered into equity collars, narrow-band collars, put spread collars, written put options and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

    During the year ended December 31, 2002, the Company sold put options on
36.1 million shares of AOL Time Warner stock for cash proceeds of $484 million.

EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint PCS Group common stock, Motorola common stock or Viacom Class B common stock, as applicable. (See note 9 for a more complete description of the exchangeable debentures.)

    Prior to the adoption of Statement 133, the exchangeable debenture call option feature and the long-term debt were reported together in the Company's consolidated balance sheet. Under Statement 133, the call option feature of the exchangeable debentures is reported separately in the consolidated balance sheet at fair value. Accordingly, at January 1, 2001, Liberty recorded a transition adjustment to reflect the call option obligations at fair value ($459 million) and to recognize in net earnings the difference between the fair value of the call option obligations at issuance and the fair value of the call option obligations at January 1, 2001. Such adjustment to net earnings aggregated
$757 million (before tax expense of $299 million) and is included in cumulative effect of accounting change. Changes in the fair value of the call option obligations subsequent to January 1, 2001 are recognized as unrealized gains (losses) on derivative instruments in Liberty's consolidated statements of operations.

FORWARD FOREIGN EXCHANGE CONTRACTS

    Historically, the Company has not hedged the majority of its foreign currency exchange risk because of the long term nature of its interests in foreign affiliates. During 2001, the Company entered into a definitive agreement to acquire cable television systems in Germany. That agreement was terminated in April 2002. A portion of the consideration for such acquisition was to be denominated in euros. In order to reduce its exposure to changes in the euro exchange rate, Liberty entered into forward purchase contracts with respect to euro 3,243 million as of December 31, 2001. Liberty settled all of its euro contracts in 2002. Realized and unrealized gains related to the euro contracts aggregated $42 million and $14 million in 2002 and 2001, respectively.

    The Company has two equity affiliates in Japan. In order to reduce its foreign currency exchange risk related to these investments, the Company entered into forward sale contracts with respect to Y10,802 million ($91 million at December 31, 2002) during the year ended December 31, 2002. In addition to the forward sale contracts, the Company entered into collar agreements with respect to Y18,785 million ($158 million at December 31, 2002). These collar agreements have a remaining term of approximately two years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the year ended December 31, 2002, the Company reported unrealized losses of $11 million related to its yen contracts.

TOTAL RETURN DEBT SWAPS

    From time to time the Company enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES directs a counterparty to purchase a specified amount of the underlying debt security for the benefit of the Company. The Company initially posts collateral with the counterparty equal to 10% of the value of the purchased securities. The Company earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debentures declines 10%, the Company is required to post cash collateral for the decline, and the Company records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in the fair value of the underlying debt security. Liberty has the contractual right to net settle the total return debt swaps. Accordingly, Liberty records these instruments at their net fair market value.

    At December 31, 2002, the aggregate purchase price of debt securities underlying Liberty's total return debt swap arrangements was $286 million. As of such date, the Company had posted cash collateral equal to $70 million. In the event the fair value of the purchased debt securities were to fall to zero, the Company would be required to post additional cash collateral of $216 million. The posting of such cash collateral and the related settlement of the agreements with respect to Liberty's senior notes and senior debentures would reduce the Company's outstanding debt by an equal amount ($201 million).

REALIZED AND UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS

    Realized and unrealized gains (losses) on derivative instruments during the years ended December 31, 2002, 2001 and 2000 are comprised of the following:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option feature........................................   $  784       167       153
Change in time value of fair value hedges...............     (146)      275        --
Change in fair value of Sprint PCS narrow-band collar...    1,800        --        --
Change in fair value of AOL Time Warner put options.....     (445)       --        --
Change in fair value of other derivatives not designated
  as hedging instruments(1).............................      129      (616)       70
                                                           ------      ----       ---
  Total realized and unrealized gains (losses), net.....   $2,122      (174)      223
                                                           ======      ====       ===

------------------------

(1) Comprised primarily of put spread collars and forward foreign exchange contracts.

(8) ACQUISITIONS

ASSOCIATED GROUP, INC. ("ASSOCIATED GROUP")

    On January 14, 2000, Liberty completed its acquisition of Associated Group pursuant to a merger agreement among AT&T, Liberty and Associated Group. Under the merger agreement, each share of Associated Group's Class A common stock and Class B common stock was converted into 0.49634 shares of AT&T common stock and
2.41422 shares of AT&T Class A Liberty Media Group common stock. At the time of the merger, Associated Group's primary assets were (1) 19.7 million shares of AT&T common stock, (2) 46.8 million shares of AT&T Class A Liberty Media Group common stock,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(3) 10.6 million shares of AT&T Class B Liberty Media Group common stock,
(4) 21.4 million shares of common stock of Teligent, and (5) all of the outstanding shares of common stock of TruePosition, Inc., which provides location services for wireless carriers and users designed to determine the location of any wireless transmitter, including cellular and PCS telephones. Immediately following the completion of the merger, all of the assets and businesses of Associated Group were transferred to Liberty. All of the shares of AT&T common stock, AT&T Class A Liberty Media Group common stock and AT&T
Class B Liberty Media Group common stock previously held by Associated Group were retired by AT&T.

    The acquisition of Associated Group was accounted for as a purchase, and the excess of the fair value of the net assets acquired over the purchase price is included in goodwill in the accompanying consolidated balance sheet. As a result of the issuance of AT&T Class A Liberty Media Group common stock, net of the shares of AT&T Class A Liberty Media Group common stock acquired in this transaction, Liberty recorded a $778 million increase to additional paid-in-capital, which represents the total purchase price of this acquisition.

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

ASCENT ENTERTAINMENT GROUP, INC. ("ASCENT ENTERTAINMENT")

    On March 28, 2000, Liberty completed its cash tender offer for the outstanding common stock of Ascent Entertainment at a price of $15.25 per share. Approximately 85% of the outstanding shares of common stock of Ascent Entertainment were tendered in the offer and Liberty paid approximately
$385 million. On June 8, 2000, Liberty acquired the remaining 15% of Ascent Entertainment for an additional $67 million. The total purchase price for the acquisition was $452 million. Such transaction was accounted for as a purchase, and the excess of the purchase price over the fair value of the net assets acquired is included in goodwill in the accompanying consolidated balance sheet.

ASCENT MEDIA GROUP, INC. (FORMERLY LIBERTY LIVEWIRE CORPORATION) ("ASCENT
  MEDIA")

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

    On June 9, 2000, Liberty acquired a controlling interest in The Todd-AO Corporation ("Todd-AO"), in exchange for approximately 5.4 million shares of AT&T Class A Liberty Media Group

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES common stock valued at $106 million. Todd-AO provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe.

    Immediately following the closing of such transaction, Liberty contributed to Todd-AO 100% of the capital stock of Four Media, in exchange for approximately 16.6 million shares of the Class B Common Stock of Todd-AO increasing Liberty's ownership interest in Todd-AO to approximately 84% of the equity and approximately 98% of the voting power. Following Liberty's acquisition of Todd-AO, and the contribution by Liberty to Todd-AO of Liberty's ownership in Four Media, Todd-AO changed its name to Liberty Livewire Corporation. In November 2002, Liberty Livewire Corporation changed its name to Ascent Media.

    On July 19, 2000, Liberty purchased all of the assets relating to the post production, content and sound editorial businesses of SounDelux Entertainment Group for $90 million in cash, and contributed such assets to Ascent Media in exchange for approximately 8.2 million additional shares of Ascent Media
Class B Common Stock. Following this contribution, Liberty's ownership in Ascent Media increased to approximately 88% of the equity and approximately 99% of the voting power of Ascent Media.

    Each of the foregoing acquisitions was accounted for as a purchase. In connection therewith, Liberty recorded an aggregate increase to additional paid-in-capital of $251 million. The excess purchase price over the fair value of the net assets acquired is included in goodwill in the accompanying consolidated balance sheet.

PRO FORMA INFORMATION

    The following unaudited pro forma information for the year ended
December 31, 2000 was prepared assuming the 2000 acquisitions discussed above occurred on January 1, 2000. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the acquisitions discussed above had occurred on January 1, 2000 (amounts in millions, except per share amounts).

Revenue.....................................................  $1,769
Net earnings................................................  $1,413
Basic and diluted earnings per common share.................  $ 0.55

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9) LONG-TERM DEBT

    Debt is summarized as follows:

                                                     WEIGHTED
                                                     AVERAGE
                                                     INTEREST      DECEMBER 31,
                                                       RATE     -------------------
                                                       2002       2002       2001
                                                     --------   --------   --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Parent company debt:
  Senior Notes.....................................    7.8%      $  983        982
  Senior Debentures................................    8.3%       1,486      1,486
  Senior exchangeable debentures...................    3.7%         865        858
  Bank debt........................................    2.0%         325        675
  Other debt.......................................                  --        288
                                                                 ------     ------
                                                                  3,659      4,289
Debt of subsidiaries:
  Bank credit facilities...........................    3.6%       1,242      1,408
  Other debt, at varying rates.....................                  70        210
                                                                 ------     ------
                                                                  1,312      1,618
                                                                 ------     ------
  Total debt.......................................               4,971      5,907
Less current maturities............................                (655)    (1,143)
                                                                 ------     ------
  Total long-term debt.............................              $4,316      4,764
                                                                 ======     ======

SENIOR NOTES AND DEBENTURES

    Liberty has issued $750 million of 7 7/8% Senior Notes due 2009,
$500 million of 8 1/2% Senior Debentures due 2029, $1 billion of 8 1/4% Senior Debentures due 2030, and $237.8 million of 7 3/4% Senior Notes due 2009. Interest on these obligations is payable semi-annually.

    The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $19 million and $20 million at December 31, 2002 and 2001, respectively, which is being amortized to interest expense in the consolidated statements of operations.

SENIOR EXCHANGEABLE DEBENTURES

    In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group stock. After the date Liberty's ownership level of Sprint PCS Group common stock falls below 10%, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group stock or a combination thereof. Prior to such time, the exchange value must be paid in cash. Liberty's ownership in Sprint PCS was 19% at December 31, 2002. On or after November 15, 2003, Liberty, at its option, may redeem the debentures, in whole or in part, for cash.

    In February and March 2000, Liberty issued an aggregate of $810 million of 3 3/4% Senior Exchangeable Debentures due 2030. Each $1,000 debenture is exchangeable at the holder's option for the value of 16.7764 shares of Sprint PCS Group stock. After the date Liberty's ownership level of Sprint PCS Group stock falls below 10%, Liberty may, at its election, pay the exchange value in cash,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

    Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

    Prior to the adoption of Statement 133, the carrying amount of the senior exchangeable debentures was adjusted based on the fair value of the underlying security. Increases or decreases in the value of the underlying security above the principal amount of the senior exchangeable debentures were recorded as unrealized gains or losses on derivative instruments in the consolidated statements of operations. If the value of the underlying security decreased below the principal amount of the senior exchangeable debentures there was no effect on the principal amount of the debentures.

    Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,418 million of exchangeable debentures issued during the year ended
December 31, 2001, aggregated $1,028 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $390 million. The long-term debt is accreted to its face amount over the term of the debenture using the effective interest method. Such accretion aggregated $7 million and $6 million during the years ended December 31, 2002 and 2001, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

SUBSIDIARY BANK CREDIT FACILITIES

    At December 31, 2002, Liberty's subsidiaries had $1,242 million outstanding and $408 million in unused lines of credit under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments.

    At December 31, 2002, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary is in discussions with its banks regarding the resolution of these defaults. The outstanding balance of the subsidiary's bank facility was $94 million at December 31, 2002, all of which is included in current portion of debt.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

All other consolidated borrowers were in compliance with their debt covenants at December 31, 2002. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

FIVE YEAR MATURITIES

    The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years are as follows (amounts in millions):

2003.................................................  $655
2004.................................................  $364
2005.................................................  $112
2006.................................................  $249
2007.................................................  $ 57

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at December 31, 2002 is as follows (amounts in millions):

Senior Notes of parent company..............................  $1,092
Senior Debentures of parent company.........................  $1,717
Senior exchangeable debentures of parent company, including
  call option liability.....................................  $2,058

    Liberty believes that the carrying amount of the remainder of its debt, which is comprised primarily of variable rate debt, approximated its fair value at December 31, 2002.

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at December 31, 2002.........................  $4,971
Add:
  Unamortized issue discount on Senior Notes and
    Debentures..............................................      19
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................   2,231
                                                              ------
    Face amount at maturity.................................  $7,221
                                                              ======

(10)  INCOME TAXES

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. This utilization of taxable losses was accounted for by Liberty as a current federal intercompany income tax benefit. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. During the period from March 31, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $555 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability. In the event AT&T generates ordinary losses in 2002 or 2003 or capital losses in 2002 through 2004 and is able to carry back such losses to offset taxable income previously offset by Liberty's losses, Liberty may be required to refund some or all of these cash payments.

    In periods when Liberty generated federal taxable income, AT&T agreed to satisfy such tax liability on Liberty's behalf up to a certain amount. Thereafter, Liberty was required to make cash payments to AT&T for federal tax liabilities of Liberty. The reduction of such computed tax liabilities was accounted for by Liberty as an increase to additional paid-in-capital.

    To the extent AT&T utilized existing net operating losses of Liberty, such amounts were accounted for by Liberty as a reduction of additional paid-in-capital. The tax effect of Liberty's net operating losses of $2 million and $38 million were recorded as a reduction of additional paid-in-capital during the seven months ended July 31, 2001 and the year ended December 31, 2000, respectively.

    Liberty generally made cash payments to AT&T related to states where it generated taxable income and received cash payments from AT&T in states where it generated taxable losses.

    Income tax benefit (expense) consists of:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                            AMOUNTS IN MILLIONS
Current:
  Federal............................................   $   (7)      297         277
  State and local....................................       (2)       (2)         10
                                                        ------     -----      ------
                                                            (9)      295         287
                                                        ------     -----      ------
Deferred:
  Federal............................................    1,449     3,166      (1,490)
  State and local....................................      262       447        (331)
                                                        ------     -----      ------
                                                         1,711     3,613      (1,821)
                                                        ------     -----      ------
Income tax benefit (expense).........................   $1,702     3,908      (1,534)
                                                        ======     =====      ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                            AMOUNTS IN MILLIONS
Computed expected tax benefit (expense)..............   $1,820     3,809      (1,035)
Amortization not deductible for income tax
  purposes...........................................     (275)     (260)       (187)
State and local income taxes, net of federal income
  taxes..............................................      169       289        (204)
Effect of change in estimated state tax rate.........       --        91          --
Other, net...........................................      (12)      (21)       (108)
                                                        ------     -----      ------
                                                        $1,702     3,908      (1,534)
                                                        ======     =====      ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                     DECEMBER 31,
                                                               -------------------------
                                                                 2002             2001
                                                               --------         --------
                                                                  AMOUNTS IN MILLIONS
Deferred tax assets:
  Net operating and capital loss carryforwards........          $  635             357
  Accrued stock compensation..........................             265             296
  Other future deductible amounts.....................              16              31
                                                                ------           -----
    Deferred tax assets...............................             916             684
  Valuation allowance.................................            (363)           (260)
                                                                ------           -----
    Net deferred tax assets...........................             553             424
                                                                ------           -----
Deferred tax liabilities:
  Investments.........................................           6,057           8,422
  Intangible assets...................................             120             164
  Discount on exchangeable debentures.................             803             455
  Other...............................................              38              49
                                                                ------           -----
    Deferred tax liabilities..........................           7,018           9,090
                                                                ------           -----
Net deferred tax liabilities..........................          $6,465           8,666
                                                                ======           =====

    At December 31, 2002, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $1,863 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2004: $1 million; 2005: $15 million; 2006: $49 million; 2007:
$267 million; 2008: $12 million; 2009: $64 million; 2010: $4 million; and beyond 2010: $1,451 million. Of the foregoing net operating and capital loss carryforward amount, approximately $1,084 million was generated by subsidiaries of Liberty that are not included in the Liberty tax consolidated group. Accordingly, this amount is not available to offset future taxable income of the Liberty tax consolidated group.

    AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1999 tax years. The IRS has notified AT&T and Liberty that it is proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of approximately $305 million of additional income, resulting in as much as

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

$107 million of additional tax liability, plus interest. In addition, the IRS has proposed certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty intend to vigorously defend their position. Pursuant to the AT&T Tax Sharing Agreement, Liberty may be obligated to reimburse AT&T for any tax that AT&T is ultimately assessed as a result of this audit. Liberty is currently unable to estimate any such tax liability and resulting reimbursement.

(11)  STOCKHOLDERS' EQUITY

PREFERRED STOCK

    Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2002, no shares of preferred stock were issued.

COMMON STOCK

    The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

    As of December 31, 2002, there were 50 million shares of Liberty Series A common stock and 28 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

PURCHASES OF SERIES A COMMON STOCK

    During the year ended December 31, 2002, the Company purchased 25.7 million shares of its Series A common stock in the open market for aggregate cash consideration of $281 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

    Also during the year ended December 31, 2002, the Company sold put options on 7.0 million shares of its Series A common stock for cash proceeds of $3 million. Put options with respect to 3.0 million shares expired prior to December 31, 2002, and the Company net cash settled the contracts for less than $1 million. The remaining put options expire in the first and second quarters of 2003 and have a weighted average strike price of $8.10. The Company accounts for these put options pursuant to EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK" ("EITF 00-19"). The put option contracts meet the requirements of EITF 00-19 for initial classification as equity at fair value. Due to the assumption of physical settlement and the requirement for the delivery of cash as part of physical settlement, the cash redemption amount has been reclassified from equity to "obligation to redeem common stock" in the accompanying consolidated balance sheet.

    Due to the short time between the balance sheet date and the expiration date of the put options, the Company believes the cash redemption amount approximates the fair value of the put option obligation. To the extent Liberty's share price declines in value, the obligation under the put contract increases.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12)  TRANSACTIONS WITH OFFICERS AND DIRECTORS

CHAIRMAN'S EMPLOYMENT AGREEMENT

    In connection with the AT&T Merger, an employment agreement between the Company's Chairman and TCI was assigned to the Company.

    The Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2002 is $1.5 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($73,307 per month as of December 31, 2002). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at December 31, 2002 is $17.6 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Company's Chairman deferred a portion of his monthly compensation under his previous employment agreements with TCI. The Company assumed the obligation to pay that deferred compensation in connection with the AT&T Merger. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $9.6 million at December 31, 2002 and is included in other liabilities, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

OTHER

    In October 2000, Liberty restructured its ownership interests in certain assets into Liberty TP Management, Inc. ("Liberty TP Management"), a new consolidated subsidiary. Liberty then sold common and preferred interests in Liberty TP Management to Liberty's Chairman in exchange for approximately 540,000 shares of LSAT Series A common stock, approximately 3.3 million shares of LSAT Series B common stock and cash consideration of approximately
$88 million. No gain or loss was recognized due to the related party nature of such transaction. The preferred interest has a liquidation value of $106 million and accrues dividends at 9% per annum payable quarterly in cash. Subsequent to these transactions, Liberty's Chairman holds all of the outstanding common stock of TP Investment, Inc., which in turn owns (1) all of the Class B preferred stock of Liberty TP Management and (2) a 5% membership interest, representing a 50% voting interest, in Liberty TP LLC. Liberty TP LLC holds 20.6% of the common equity and 27.2% of the voting power of Liberty TP Management. Liberty indirectly holds the remaining interests in Liberty TP LLC and Liberty TP Management.

    During the third quarter of 2002, Liberty transferred an indirect 1% beneficial ownership interest in 55.5 million shares of Sprint PCS stock and related collar agreements with an aggregate market

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES value of $8.9 million to Liberty TP Management in exchange for an unsecured $8.9 million note payable, which accrues interest at 5% and is due on demand.

    During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from the Chairman and Chief Executive Officer of On Command, who is also a director of Liberty, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying consolidated statement of operations.

    In August 2000, On Command sold shares of its Series A Convertible Participating Preferred Stock (the "Preferred Shares") to a director of Liberty, who was also the Chairman and Chief Executive Officer of On Command, for a $21 million note. The Preferred Shares are convertible into 1.4 million shares of On Command's common stock. The note is secured by the Preferred Shares or the proceeds from the sale of such shares and the director's personal obligations under such loan are limited. The note, which matures on August 1, 2005, may not be prepaid and interest on the note accrues at a rate of 7% per annum.

    Liberty is party to a call agreement with certain shareholders of Series B Liberty common stock, including the Company's Chairman, which grants Liberty a right to acquire all of the Series B Liberty common stock held by such shareholders in certain circumstances. The price of acquiring such shares is generally limited to the market price of the Series A Liberty common stock, plus a 10% premium.

(13)  TRANSACTIONS WITH AT&T AND OTHER RELATED PARTIES

    Pramer S.C.A., a consolidated subsidiary of Liberty, provides uplink services and programming to several equity affiliates in South America. Total revenue for such services aggregated $6 million, $17 million and $17 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others pursuant to long term affiliation agreements. Charges to AT&T are based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T prior to the Split Off Transaction were $210 million and $243 million for the seven months ended July 31, 2001 and the year ended December 31, 2000, respectively.

    Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods were reasonable and materially approximated the amount that Liberty would have incurred on a stand-alone basis. In addition, there are arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $20 million and $37 million during the seven months ended July 31, 2001 (the period immediately prior to the Split Off Transaction) and, the year ended December 31, 2000, respectively.

(14)  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

LIBERTY

    Effective with the Split Off Transaction, Liberty assumed from AT&T the Amended and Restated AT&T Corp. Liberty Media Group 2000 Incentive Plan and renamed it the Liberty Media Corporation

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

2000 Incentive Plan (the "Liberty Incentive Plan"). Grants by TCI to current and former Liberty employees of options and options with tandem SARs with respect to shares of Liberty Media Group stock prior to 1999 were assumed by Liberty under the Liberty Incentive Plan. Grants of free standing SARs made under the Plan in 2000 and in 2001 prior to the Split Off Transaction were converted into options upon assumption by Liberty.

    The Liberty Incentive Plan provides for awards to be made in respect of a maximum of 160 million shares of common stock of Liberty. Awards may be made as grants of stock options, SARs, restricted shares, stock units, cash or any combination of the foregoing.

    Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the Company. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase restricted shares of AT&T Liberty Media Group tracking stock which were converted into shares of Liberty common stock upon completion of the Split Off Transaction. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

    In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. The free-standing SARs were granted with an exercise price of $14.70 ($15.35 in the case of Liberty
Series B options) and had a fair value of $9.56 on the date of the grant. Upon completion of the Split Off Transaction, the free-standing SARs automatically converted to options to purchase Liberty Series A common stock (and in some cases Liberty Series B common stock). Prior to the Effective Date, the Restructured Options were accounted for using variable plan accounting pursuant to APB Opinion No. 25. Accordingly, the above-described transaction did not have a significant impact on Liberty's results of operations.

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

    The estimated fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a 45% volatility factor;
(c) the 10-year option term; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

    In connection with the Company's Rights Offering, which expired on December 2, 2002, and pursuant to the Liberty Incentive Plan antidilution provisions, the number of shares and the applicable exercise prices of all Liberty options granted pursuant to the Liberty Incentive Plan were adjusted as of October 31, 2002, the record date for the Rights Offering. As a result of the foregoing modifications, all of the Company's outstanding options are now accounted for as variable plan awards.

    The following table presents the number and weighted average exercise price ("WAEP") of certain options and options with tandem SARs to purchase Liberty Series A and Series B common stock granted to certain officers and other key employees of the Company.

                                                             LIBERTY               LIBERTY
                                                             SERIES A              SERIES B
                                                              COMMON                COMMON
                                                              STOCK       WAEP      STOCK       WAEP
                                                             --------   --------   --------   --------
                                                                  NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2000.............................   70,734     $ 6.97         --
  Granted..................................................    2,341     $21.73         --
  Exercised................................................   (7,214)    $ 5.69         --
  Canceled.................................................     (479)    $ 9.45         --
  Options issued in mergers................................   12,134     $ 4.75         --
                                                             -------                ------
Outstanding at December 31, 2000...........................   77,516     $ 7.20         --
  Granted..................................................   21,625     $14.72     27,462     $15.35
  Exercised................................................  (50,315)    $ 7.62         --
  Canceled.................................................   (1,167)    $16.88         --
                                                             -------                ------
Outstanding at December 31, 2001...........................   47,659     $11.69     27,462     $15.35
  Granted..................................................      525     $12.38         --
  Exercised................................................     (488)    $ 3.51         --
  Canceled.................................................     (995)    $25.70         --
  Options issued in mergers................................      744     $34.55         --
  Adjustments pursuant to antidilution provisions..........    1,216                   703
                                                             -------                ------
Outstanding at December 31, 2002...........................   48,661     $ 9.60     28,165     $14.96
                                                             =======                ======

Exercisable at December 31, 2000...........................   52,856                    --
                                                             =======                ======
Exercisable at December 31, 2001...........................   23,494     $ 4.66         --
                                                             =======                ======
Exercisable at December 31, 2002...........................   30,402     $ 6.78      8,450     $14.96
                                                             =======                ======

Vesting period.............................................    5 yrs                 5 yrs

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table provides additional information about the Company's outstanding options to purchase Liberty Series A common stock at December 31, 2002.

       NO. OF                                         WEIGHTED      NO. OF
     OUTSTANDING          RANGE OF        WAEP OF      AVERAGE    EXERCISABLE     WAEP OF
       OPTIONS            EXERCISE      OUTSTANDING   REMAINING     OPTIONS     EXERCISABLE
       (000'S)             PRICES         OPTIONS       LIFE        (000'S)       OPTIONS
---------------------   -------------   -----------   ---------   -----------   -----------
       17,520           $ 1.07-$ 4.07      $ 1.98      3.0 yrs      17,520        $ 1.98
        1,151           $ 6.14-$ 9.70      $ 6.87      4.2 yrs       1,130        $ 6.82
       29,110           $10.53-$14.37      $13.89      7.7 yrs      11,155        $13.37
          880           $15.94-$33.72      $23.05      6.1 yrs         597        $24.54
       ------                                                       ------
       48,661                                                       30,402
       ======                                                       ======

    In November 2000, Liberty granted certain officers, a director of Liberty (the "Liberty Director"), and a board member of Ascent Media an aggregate 4.0725% common stock interest in Liberty LWR, Inc. ("LWR"), which owned a direct interest in Ascent Media. The common stock interest granted to these individuals had a value of approximately $400,000. LWR also awarded the Liberty Director a deferred bonus in the initial total amount of approximately $3.4 million, which amount will decrease by an amount equal to any increase over the five-year period from the date of the award in the value of certain of the common shares granted to the Liberty Director. Liberty and the individuals entered into a stockholders' agreement in which the individuals could require Liberty to repurchase, after five years, all or part of their common stock interest in exchange for Series A Liberty stock at its then fair market value. In addition, Liberty has the right to repurchase, in exchange for Series A Liberty common stock, the common stock interests held by the individuals at fair market value at any time.

    In July 2001, LWR formed Liberty Livewire Holdings, Inc. ("Livewire Holdings") as a wholly owned subsidiary. LWR then sold to certain officers and the Liberty Director an aggregate 19.872% common stock interest in Livewire Holdings with an aggregate value of $600. Liberty, LWR and these individuals entered into a stockholders agreement pursuant to which the individuals can require Liberty to purchase, after five years, all or part of their common stock interest in Livewire Holdings, in exchange for Liberty common stock, at its then-fair market value. In addition, Liberty has the right to purchase, in exchange for its common stock, their common stock interests in Livewire Holdings for fair market value at any time.

    In August 2001, in connection with the termination of Ascent Media's director and chief executive officer, LWR purchased his common stock interest in LWR. In October 2001, LWR purchased from the Liberty officers and the Liberty Director their respective common stock interests in LWR. In connection with the purchase of his common stock interest in LWR, the Liberty Director waived the right to receive his deferred bonus. Upon the completion of these purchases, LWR became a wholly owned subsidiary of the Company.

    In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owns an indirect interest in an entity that holds certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty common stock at the then fair market value. In addition, Liberty has the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. During 2001,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES two of the officers resigned their positions with the Company, and the Company purchased their respective interests in the subsidiary for the original purchase price plus 6% interest.

    In May 2000, Liberty's President and Chief Executive Officer, certain officers of a subsidiary and another individual purchased an aggregate 20% common stock interest in a subsidiary for $800,000. This subsidiary owns a 7% interest in Jupiter Telecommunications Co., Inc. Liberty and the individuals entered into a shareholders agreement in which the individuals could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty common stock at its then fair market value. In addition, Liberty has the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. Liberty recognized less than $1 million, $4 million and $3 million of compensation expense related to changes in the market value of its contingent liability to reacquire the common stock interests held by these officers during the years ended December 31, 2002, 2001 and 2000, respectively.

STARZ ENCORE GROUP LLC ("STARZ ENCORE")

    STARZ ENCORE GROUP PHANTOM STOCK APPRECIATION RIGHTS PLAN. Starz Encore has granted Phantom Stock Appreciation Rights ("PSARS") to certain of its officers, including its chief executive officer, under this plan. PSARS granted under the plan generally vest over a five year period. Substantially all of these PSARs are fully vested as of December 31, 2002. Compensation under the PSARS is computed based upon the percentage of PSARS that are vested and a formula derived from the appraised fair value of the net assets of Starz Encore. All amounts earned under the plan are payable in cash, Liberty common stock or a combination thereof.

    Effective December 27, 2002, the chief executive officer of Starz Encore elected to exercise 54% of his outstanding PSARS. Such PSARS have an estimated value of $275 million, which has been accrued at December 31, 2002. Such accrual is subject to further adjustment when an independent appraisal of Starz Encore is finalized. The ultimate amount to be paid is expected to be in the form of a combination of Liberty Series A common stock and cash.

OTHER

    Certain of the Company's subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(15)  EMPLOYEE BENEFIT PLANS

    Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides employees an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to contribute up to 10% of their compensation to a trust for investment in Liberty common stock, as well as several mutual funds. The Company, by annual resolution of the Board, generally contributes up to 100% of the amount contributed by employees. Certain of the Company's subsidiaries have their own employee benefit plans. Employer contributions to all plans aggregated $10 million, $10 million and $7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(16)  OTHER COMPREHENSIVE EARNINGS

    Accumulated other comprehensive earnings included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on AFS Securities. The change in the components of accumulated other comprehensive earnings, net of taxes, is summarized as follows:

                                                                                           ACCUMULATED
                                                            FOREIGN                           OTHER
                                                           CURRENCY       UNREALIZED      COMPREHENSIVE
                                                          TRANSLATION   GAINS (LOSSES)   EARNINGS (LOSS),
                                                          ADJUSTMENTS   ON SECURITIES      NET OF TAXES
                                                          -----------   --------------   ----------------
                                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2000..............................     $  60           6,495              6,555
Other comprehensive loss................................      (202)         (6,750)            (6,952)
                                                             -----          ------             ------

Balance at December 31, 2000............................      (142)           (255)              (397)
Other comprehensive earnings (loss).....................      (357)          1,594              1,237
                                                             -----          ------             ------

Balance at December 31, 2001............................      (499)          1,339                840
Other comprehensive loss................................      (101)           (513)              (614)
                                                             -----          ------             ------

Balance at December 31, 2002............................     $(600)            826                226
                                                             =====          ======             ======

    The components of other comprehensive earnings are reflected in Liberty's consolidated statements of comprehensive loss net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings/loss.

                                                                              TAX
                                                              BEFORE-TAX   (EXPENSE)   NET-OF-TAX
                                                                AMOUNT      BENEFIT      AMOUNT
                                                              ----------   ---------   ----------
                                                                      AMOUNTS IN MILLIONS
YEAR ENDED DECEMBER 31, 2002:
Foreign currency translation adjustments....................   $   (166)        65         (101)
Unrealized holding losses on securities arising during
  period....................................................     (6,739)     2,628       (4,111)
Reclassification adjustment for losses realized in net
  loss......................................................      5,898     (2,300)       3,598
                                                               --------     ------       ------
Other comprehensive loss....................................   $ (1,007)       393         (614)
                                                               ========     ======       ======

YEAR ENDED DECEMBER 31, 2001:
Foreign currency translation adjustments....................   $   (585)       228         (357)
Unrealized holding losses on securities arising during
  period....................................................     (1,661)       648       (1,013)
Reclassification adjustment for losses realized in net
  loss......................................................      4,416     (1,722)       2,694
Cumulative effect of accounting change......................       (143)        56          (87)
                                                               --------     ------       ------
Other comprehensive earnings................................   $  2,027       (790)       1,237
                                                               ========     ======       ======

YEAR ENDED DECEMBER 31, 2000:
Foreign currency translation adjustments....................   $   (334)       132         (202)
Unrealized holding losses on securities arising during
  period....................................................    (10,116)     4,001       (6,115)
Reclassification adjustment for gains realized in net
  earnings..................................................     (1,050)       415         (635)
                                                               --------     ------       ------
Other comprehensive loss....................................   $(11,500)     4,548       (6,952)
                                                               ========     ======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(17)  COMMITMENTS AND CONTINGENCIES

FILM RIGHTS

    Starz Encore, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers (collectively, "Film Licensing Obligations"). The unpaid balance under agreements for Film Licensing Obligations related to films that were available to Starz Encore at December 31, 2002 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2002 is payable as follows: $126 million in 2003; $64 million in 2004; and $18 million in 2005.

    Starz Encore has also contracted to pay Film Licensing Obligations for the rights to exhibit films that have been released, but are not available to Starz Encore until some future date. These amounts have not been accrued at December 31, 2002. Starz Encore's estimate of amounts payable under these agreements is as follows: $306 million in 2003; $200 million in 2004;
$135 million in 2005; $114 million in 2006; $103 million in 2007; and $320 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts could prove to be significant. Starz Encore's total film rights expense aggregated $358 million, $354 million and $336 million for the years ended December 31, 2002, 2001 and 2000, respectively.

GUARANTEES

    Liberty guarantees Starz Encore's Film Licensing Obligations under certain of its studio output agreements. At December 31, 2002, Liberty's guarantee for Film Licensing Obligations for films released by such date aggregated
$722 million. While the guarantee amount for films not yet released is not determinable, such amount could be significant. As noted above Starz Encore has recognized the liability for a portion of its Film Licensing Obligations as of December 31, 2002. Liberty has not recorded a separate liability for its guarantee of these obligations.

    Subsequent to December 31, 2002, Jupiter, an equity affiliate that provides broadband services in Japan, refinanced substantially all of its debt. In connection with such refinancing, Liberty and the other principal Jupiter shareholders made subordinated loans to Jupiter. Liberty's share of such loans aggregated $553 million, $308 million of which had been loaned as of December 31, 2002. Subsequent to the refinancing, Liberty guarantees
Y15.6 billion ($131 million at December 31, 2002) of Jupiter's debt. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2005 - 2017. In connection with Jupiter's refinancing, Liberty has agreed to fund up to an additional Y20 billion ($168 million at December 31, 2002) to Jupiter in the event Jupiter's cash flow (as defined in the bank loan agreement) does not meet certain targets. This commitment expires after September 30, 2004, or sooner upon the occurrence of certain events.

    Liberty has guaranteed transponder and equipment lease obligations through 2018 of one of its investees ("Sky Latin America"). At December 31, 2002, the Company's guarantee of the remaining obligations due under such agreements aggregated $115 million and is not reflected in Liberty's balance sheet at December 31, 2002. During the fourth quarter of 2002, Globo Communicacoes e Participacoes ("GloboPar"), another investor in Sky Latin America, announced that it was reevaluating its capital

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At December 31, 2002, the Guaranteed Obligations aggregated approximately $54 million and is not reflected in Liberty's balance sheet at December 31, 2002. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

OPERATING LEASES

    Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $69 million, $76 million and $50 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2002 follows (amounts in millions):

YEARS ENDING DECEMBER 31:
-------------------------
2003........................................................    $ 56
2004........................................................    $ 51
2005........................................................    $ 48
2006........................................................    $ 42
2007........................................................    $ 34
Thereafter..................................................    $175

    It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 2002.

LITIGATION

    STARZ ENCORE GROUP LLC V. AT&T BROADBAND LLC AND SATELLITE
SERVICES, INC. In 1997, Starz Encore entered into a 25-year affiliation agreement with TCI. TCI cable systems subsequently acquired by AT&T in the TCI merger operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems, or if Starz Encore's programming costs increase or decrease, as the case may be, above or below amounts specified in the agreement. In such cases, AT&T Broadband's payments under the affiliation agreement would be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    By letter dated May 29, 2001, AT&T Broadband has disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, is "voidable." In addition, AT&T Broadband raised certain issues concerning the interpretation of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore believes the position expressed by AT&T Broadband in that letter to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite
Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract and collection of damages and costs.

    On October 19, 2001, the parties to the Colorado action entered into a standstill and tolling agreement whereby the parties agreed to move the court to stay the lawsuit until August 31, 2002 to permit the parties an opportunity to resolve their dispute. The court granted the stay on October 30, 2001. In conjunction with this agreement, Liberty and AT&T Broadband entered into various agreements whereby Starz Encore indirectly received full compensation for AT&T Broadband's proportionate share of the programming costs pass through for 2001.

    On September 5, 2002, Starz Encore and AT&T Broadband jointly moved the court to extend the stay pending further negotiations in light of the proposed corporate transaction in which AT&T Broadband and Comcast Corporation would become subsidiaries of a new entity, AT&T Comcast Corporation. On October 2, 2002, the court granted the parties' joint request that the stay be extended to and including January 31, 2003, on condition that the parties undertake efforts to settle the dispute through a third-party mediator. The parties also extended their standstill and tolling agreement through to the conclusion of the extended stay, which expired without further extension.

    On November 18, 2002, AT&T Broadband completed a transaction with Comcast Corporation (formerly known as AT&T Comcast Corporation) and Comcast Holdings Corporation (formerly known as Comcast Corporation) in which AT&T Broadband and Comcast Holdings Corporation became wholly owned subsidiaries of Comcast Corporation. On the same day, Comcast Corporation and Comcast Holdings Corporation filed an action for declaratory judgment against Starz Encore in the U.S. District Court for the Eastern District of Pennsylvania, alleging that Comcast Holdings' agreement with Starz Encore permits Comcast Corporation to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the affiliation agreement entered into by Comcast Holdings with Starz Encore. Comcast Holdings' affiliation agreement with Starz Encore provides for a per subscriber fee rather than the fixed monthly payments prescribed by the AT&T Broadband agreement and has no provision for the pass through of excess programming costs. Starz Encore has filed a motion to dismiss this case on grounds that the claims made by the plaintiffs should be made in the Colorado state court proceeding described above.

    On January 31, 2003, Starz Encore amended its complaint in the Colorado action to add Comcast Corporation and Comcast Holdings Corporation as defendants, claiming, among other things, breach of contract and intentional interference with contractual relations by those parties. On March 3, 2003, Starz Encore filed a motion seeking leave to file a second amended complaint adding related claims arising from those parties' ongoing actions with respect to Starz Encore.

    AT&T Broadband has stopped making payments under its affiliation agreement with Starz Encore. Instead, Comcast Corporation has made payments to Starz Encore related to distribution of Starz Encore's services on AT&T Broadband's cable systems based on its claim that the lower rates payable under Comcast Holdings' affiliation agreement are applicable, which has resulted in lower aggregate payments to Starz Encore. In addition, both AT&T Broadband and Comcast have limited their

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES cooperation with Starz Encore on various matters, including, for example, promotion of Starz Encore's channels.

    Starz Encore is vigorously contesting Comcast's claims in the Pennsylvania federal court proceeding and believes that it will succeed in its defense of those claims. Starz Encore is also vigorously prosecuting its claims in the Colorado state court proceeding and believes that it will succeed in obtaining a judgment against the defendants in that proceeding. However, because both actions are at an early stage, it is not possible to predict with a high degree of certainty the outcome of either action, and there can be no assurance that those actions will ultimately be resolved in favor of Starz Encore. If Starz Encore were to fail in its efforts to enforce its affiliation agreement with AT&T Broadband, that failure would have a material adverse effect on Starz Encore's revenue and operating income.

    Because of the uncertainty in predicting the outcome of the court actions, Liberty has determined for financial reporting purposes to exclude from Starz Encore's revenue the amounts due under the AT&T Broadband affiliation agreement from and after November 18, 2002. Rather, from that date it is including revenue amounts due under the Comcast affiliation agreement on account of distribution of the Starz Encore service on AT&T Broadband's systems. This treatment is in accordance with SEC Staff Accounting Bulletin 101, which provides that revenue should not be recognized unless collectibility of amounts owed is reasonably assured. The reduction in revenue based upon the difference in payments prescribed in each of the Comcast and AT&T Broadband affiliation agreements was approximately $9 million for the period from November 18, 2002 through December 31, 2002.

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

(18)  INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

    Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings or loss before income taxes or total assets; and those equity method affiliates whose share of earnings or losses represent 10% or more of its pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated together for segment reporting purposes. The segment presentation for prior periods has been conformed to the current period segment presentation.

    For the year ended December 31, 2002, Liberty had four operating segments:
Starz Encore, Ascent Media, On Command, and Other. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States and is wholly owned and consolidated by Liberty. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe and is majority owned and consolidated by Liberty. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States and is majority owned and consolidated by Liberty. Other includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant accounting policies. Liberty evaluates performance based on the measures of revenue and operating cash flow, appreciation in stock price and non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow, which it defines as revenue less operating, selling, general and administrative expenses, is a widely used financial indicator of companies similar to Liberty and its affiliates, which should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

    Liberty utilizes the following financial information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

PERFORMANCE MEASURES

                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                        2002                   2001                   2000
                                                --------------------   --------------------   --------------------
                                                           OPERATING              OPERATING              OPERATING
                                                             CASH                   CASH                   CASH
                                                REVENUE      FLOW      REVENUE      FLOW      REVENUE      FLOW
                                                --------   ---------   --------   ---------   --------   ---------
                                                                       AMOUNTS IN MILLIONS
Starz Encore..................................   $  945       371         863        313         733        235
Ascent Media..................................      538        87         593         89         295         44
On Command....................................      238        66         239         44         200         49
Other.........................................      363      (100)        364        (69)        298         12
Eliminations..................................       --        --          --         --          --         --
                                                 ------      ----       -----        ---       -----        ---
Consolidated Liberty..........................   $2,084       424       2,059        377       1,526        340
                                                 ======      ====       =====        ===       =====        ===

BALANCE SHEET INFORMATION

                                                                        DECEMBER 31,
                                                       -----------------------------------------------
                                                                2002                     2001
                                                       ----------------------   ----------------------
                                                                  INVESTMENTS              INVESTMENTS
                                                        TOTAL         IN         TOTAL         IN
                                                        ASSETS    AFFILIATES     ASSETS    AFFILIATES
                                                       --------   -----------   --------   -----------
                                                                     AMOUNTS IN MILLIONS
Starz Encore.........................................  $ 2,863         141        2,861          138
Ascent Media.........................................      786           4          915           --
On Command...........................................      397          --          433           --
Other................................................   35,639       7,245       44,330        9,938
Eliminations.........................................       --          --           --           --
                                                       -------       -----       ------       ------
Consolidated Liberty.................................  $39,685       7,390       48,539       10,076
                                                       =======       =====       ======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Segment operating cash flow.................................  $   424        377        340
Stock compensation..........................................       51       (132)       950
Depreciation and amortization...............................     (384)      (984)      (854)
Impairment of long-lived assets.............................     (275)      (388)        --
Interest expense............................................     (423)      (525)      (399)
Share of losses of affiliates...............................     (453)    (4,906)    (3,485)
Nontemporary declines in fair value of investments..........   (6,053)    (4,101)    (1,463)
Realized and unrealized gains (losses) on derivative
  instruments, net..........................................    2,122       (174)       223
Gains (losses) on dispositions, net.........................     (415)      (310)     7,340
Other, net..................................................      205        261        304
                                                              -------    -------     ------
Earnings (loss) before income taxes and minority interest...  $(5,201)   (10,882)     2,956
                                                              =======    =======     ======

    During the year ended December 31, 2002, Liberty derived 12.5% its total revenue from a single customer. Such revenue is attributable to the Starz Encore segment and the Other segment.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               1ST        2ND        3RD        4TH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
                                                                       AMOUNTS IN MILLIONS,
                                                                     EXCEPT PER SHARE AMOUNTS
2002:
  Revenue..................................................  $   513        510       525        536
                                                             =======     ======      ====       ====
  Operating income (loss)..................................  $    52         13       (39)      (210)
                                                             =======     ======      ====       ====
  Earnings (loss) before cumulative effect of accounting
    change, as previously reported.........................  $   306     (3,097)      (74)
      Adjustment to share of losses of UGC(1)..............       --         --        96
                                                             -------     ------      ----
  Earnings (loss) before cumulative effect of accounting
    change, as adjusted....................................  $   306     (3,097)       22       (692)
                                                             =======     ======      ====       ====
  Net loss, as previously reported.........................  $(1,472)    (3,097)      (74)
    Adjustment to share of losses of UGC(1)................       --         --        96
    Adjustment to cumulative effect of accounting change,
      net of taxes(2)......................................      (91)        --        --
                                                             -------     ------      ----
  Net loss, as adjusted....................................  $(1,563)    (3,097)       22       (692)
                                                             =======     ======      ====       ====
  Basic and diluted loss before cumulative effect of
    accounting change per common share, as previously
    reported...............................................  $   .12      (1.20)     (.03)
      Adjustment to share of losses of UGC(1)..............       --         --       .04
                                                             -------     ------      ----
  Basic and diluted loss before cumulative effect of
    accounting change per common share, as adjusted........  $   .12      (1.20)      .01       (.26)
                                                             =======     ======      ====       ====
  Basic and diluted net loss per common share, as
    previously reported....................................  $  (.57)     (1.20)     (.03)
      Adjustment to share of losses of UGC(1)..............       --         --       .04
      Adjustment to cumulative effect of accounting change,
        net of taxes(2)....................................     (.03)        --        --
                                                             -------     ------      ----
  Basic and diluted net loss per common share, as
    adjusted...............................................  $  (.60)     (1.20)      .01       (.26)
                                                             =======     ======      ====       ====

------------------------

(1) The effect of retroactively recording Liberty's proportionate share of UGC's transition adjustment upon the adoption of Statement 142 in the first quarter of 2002 (see footnote 2 to this table) results in a retroactive decrease in Liberty's investment in UGC. As a result, equity in losses of UGC originally reported in the third quarter of 2002 reduced Liberty's adjusted investment in UGC to less than zero. As a result, Liberty's previously reported net loss for the third quarter was adjusted to restore its investment in UGC to zero. As indicated in note 5 to these consolidated financial statements, because Liberty has no commitment to make additional capital contributions to UGC, Liberty suspended the recognition of its proportionate share of UGC's losses once the carrying value of its investment in UGC was reduced to zero.

(2) As allowed by Statement 142, this amount represents adjustments to the Statement 142 transition adjustment for certain of the Company's subsidiaries and equity method affiliates, including UGC,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES which were determined in the fourth quarter of 2002. Statement 142 requires that these adjustments be retroactively reflected in the first quarter of 2002.

                                                                1ST        2ND        3RD        4TH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
2001:
  Revenue...................................................   $ 504         513       521         521
                                                               =====      ======      ====      ======
  Operating loss............................................   $(207)       (195)      (51)       (674)
                                                               =====      ======      ====      ======
  Loss before cumulative effect of accounting change........   $(697)     (2,125)     (215)     (3,711)
                                                               =====      ======      ====      ======
  Net loss..................................................   $(152)     (2,125)     (215)     (3,711)
                                                               =====      ======      ====      ======
  Basic and diluted loss before cumulative effect of
    accounting change per common share......................   $(.27)       (.82)     (.08)      (1.43)
                                                               =====      ======      ====      ======
  Basic and diluted net loss per common share...............   $(.06)       (.82)     (.08)      (1.43)
                                                               =====      ======      ====      ======

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information concerning our directors and executive officers, including a five year employment history and any directorships held in public companies:

NAME                                                            POSITIONS
----                                   ------------------------------------------------------------
John C. Malone                         Chairman of the Board and a director of Liberty since 1990.
Born March 7, 1941                     Dr. Malone served as Chairman of the Board and a director of
                                       Liberty Satellite & Technology, Inc. from December 1996 to
                                       August 2000. Dr. Malone also served as Chairman of the Board of Tele-Communications, Inc. ("TCI") from November 1996 to
                                       March 1999; Chief Executive Officer of TCI from January 1994 to March 1999; President of TCI from January 1994 to March
                                       1997. Dr. Malone is a director of The Bank of New York, USA
                                       Interactive and UnitedGlobalCom, Inc.

Robert R. Bennett                      President and Chief Executive Officer of Liberty since April
Born April 19, 1958                    1997 and a director of Liberty since September 1994. Mr.
                                       Bennett served as Executive Vice President of TCI from April
                                       1997 to March 1999; he has held various executive positions since Liberty's inception in 1990. Mr. Bennett is a director of Ascent Media Group, Inc., Liberty Satellite, USA
                                       Interactive, UnitedGlobalCom and OpenTV Corp.

Gary S. Howard                         Executive Vice President, Chief Operating Officer and a
Born February 22, 1951                 director of Liberty since July 1998. Mr. Howard served as
                                       Chief Executive Officer of Liberty Satellite from December
                                       1996 to April 2000. Mr. Howard also served as Executive Vice
                                       President of TCI from December 1997 to March 1999; as Chief
                                       Executive Officer, Chairman of the Board and a director of
                                       TV Guide, Inc. from June 1997 to March 1999; and as
                                       President and Chief Executive Officer of TCI Ventures Group,
                                       LLC from December 1997 to March 1999. Mr. Howard is a
                                       director of Ascent Media, Liberty Satellite,
                                       UnitedGlobalCom, On Command Corporation and SpectraSite,
                                       Inc. Mr. Howard serves as Chairman of the Board of Liberty
                                       Satellite and On Command.

David J.A. Flowers                     A Senior Vice President of Liberty since October 2000 and
Born May 17, 1954                      Treasurer of Liberty since April 1997. Mr. Flowers served as a Vice President of Liberty from June 1995 to October 2000.

Elizabeth M. Markowski                 A Senior Vice President of Liberty since November 2000.
Born October 26, 1948                  Prior to joining Liberty, Ms. Markowski was a partner in the law firm of Baker Botts L.L.P for more than five years.

Albert E. Rosenthaler                  A Senior Vice President of Liberty since April 2002. Prior
Born August 29, 1959                   to joining Liberty, Mr. Rosenthaler was a tax partner in the accounting firm of Arthur Andersen LLP for more than five
                                       years.

                                                                                        (continued)

                                     III-1

NAME                                                            POSITIONS
----                                   ------------------------------------------------------------
Christopher W. Shean                   A Senior Vice President of Liberty since January 2002 and
Born July 16, 1965                     Controller of Liberty since October 2000. Mr. Shean served as a Vice President of Liberty from October 2000 to January
                                       2002. Prior to joining Liberty, Mr. Shean served in the
                                       assurance practice of the accounting firm of KPMG for more than five years, most recently as a partner.

Charles Y. Tanabe                      Secretary of Liberty since April 2001 and a Senior Vice
Born November 27, 1951                 President and General Counsel of Liberty since January 1999.
                                       Prior to joining Liberty, Mr. Tanabe was a member of Sherman
                                       & Howard L.L.C., a law firm based in Denver, Colorado, for more than five years.

Donne F. Fisher                        A director of Liberty since October 2001. Mr. Fisher has
Born May 24, 1938                      served as President of Fisher Capital Partners, Ltd., a
                                       venture capital partnership, since December 1991.
                                       Mr. Fisher has served as a consultant to AT&T Broadband
                                       (which has been acquired by Comcast Corporation) since 1996.
                                       Mr. Fisher is a director of General Communication, Inc. and
                                       Sorrento Networks Corporation.

Paul A. Gould                          A director of Liberty since March 1999. Mr. Gould has also
Born September 27, 1945                served as a Managing Director and Executive Vice President of Allen & Company Incorporated, an investment banking
                                       services company, for more than the last five years.
                                       Mr. Gould is a director of On Command and Ampco-Pittsburgh
                                       Corporation.

Jerome H. Kern                         A director of Liberty since March 1999. Mr. Kern has also
Born June 1, 1937                      served as a consultant with Kern Consulting LLC since July
                                       2001. Mr. Kern served as the Chairman of the Board of On
                                       Command Corporation from April 2000 through May 2001, and as its Chief Executive Officer from April 2000 through April
                                       2001. Mr. Kern served as Vice Chairman and as a consultant of TCI from June 1998 to March 1999. Prior to joining TCI,
                                       Mr. Kern was Special Counsel with the law firm of Baker
                                       Botts L.L.P. from July 1996 to June 1998. Mr. Kern is a
                                       director of Playboy Enterprises, Inc.

David E. Rapley                        A director of Liberty since July 2002 and served as a
Born June 22, 1941                     director of Liberty from June 1993 to September 1994.
                                       Mr. Rapley served as Executive Vice President Engineering of
                                       VECO Corp.--Alaska from January 1998 to December 2001.

Larry E. Romrell                       A director of Liberty since March 1999. Mr. Romrell served
Born December 30, 1939                 as an Executive Vice President of TCI from January 1994 to
                                       March 1999 and since March 1999 has served as a consultant to AT&T Broadband (which has been acquired by Comcast).
                                       Mr. Romrell also served, from December 1997 to March 1999, as Executive Vice President and Chief Executive Officer of
                                       TCI Business Alliance and Technology Co.; and from December
                                       1997 to March 1999, as Senior Vice President of TCI Ventures
                                       Group, LLC. Mr. Romrell is a director of Ascent Media and
                                       Arris Group, Inc.

    Kim Magness was appointed to our Board of Directors on October 1, 2002 and resigned from our Board of Directors on March 12, 2003.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING AND COMPLIANCE

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

    Based solely on a review of the copies of these Forms 3, 4 and 5 and amendments to those forms furnished to us with respect to our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with, except that one report covering two transactions was filed late by Mr. Paul A. Gould, one of our directors; and one report covering one transaction was filed late by Mr. Gary Magness, a greater than ten-percent beneficial owner.

BOARD COMPOSITION

    Our board of directors currently consists of nine directors, divided among three classes. Our Class I directors, whose term will expire at the annual meeting of our stockholders in 2005, are Jerome H. Kern, David E. Rapley and Larry E. Romrell. Our Class II directors, whose term will expire at the annual meeting of our stockholders in 2003, are Donne F. Fisher, Gary S. Howard and Kim Magness. Our Class III directors, whose term will expire at the annual meeting of our stockholders in 2004, are Robert R. Bennett, Paul A. Gould and John C. Malone. At each annual meeting of our stockholders, the successors of that class of directors whose term(s) expire at that meeting shall be elected to hold office for a term expiring at the annual meeting of our stockholders held in the third year following the year of their election. The directors of each class will hold office until their respective death, resignation or removal and until their respective successors are elected and qualified.

VOTING ARRANGEMENT

    Mr. Kim Magness is party to a shareholders agreement with our company, Dr. John C. Malone and certain other parties, pursuant to which Dr. Malone has agreed to vote all of his beneficially owned shares of our Series B common stock in favor of the election of Mr. Magness (or another individual properly designated by Kim Magness and Gary Magness) to our board of directors.

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

    Our board of directors has established a compensation committee, whose members are Donne F. Fisher, Paul A. Gould, John C. Malone and Larry E. Romrell. This compensation committee reviews

                                     III-3
and makes recommendations to our board regarding all forms of compensation provided to our executive officers and directors. In addition, the compensation committee reviews and makes recommendations on bonus and stock compensation arrangements for all of our employees. Our board of directors has also established an incentive plan committee, which is a subcommittee of the compensation committee. The members of the incentive plan committee are Donne F. Fisher and Paul A. Gould. The incentive plan committee has sole responsibility for the administration of our incentive plan.

    Our board of directors has established an audit committee, whose members are Donne F. Fisher, Paul A. Gould and David E. Rapley. The audit committee reviews and monitors the corporate financial reporting and the internal and external audits of our company. The committee's functions include, among other things:

    - appointing or replacing our independent auditors;

    - reviewing and approving in advance the scope and the fees of our annual audit and reviewing the results of our audits with our independent auditors;

    - reviewing and approving in advance the scope and the fees of non-audit services of our independent auditors;

    - reviewing compliance with and the adequacy of our existing major accounting and financial reporting policies;

    - reviewing our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices;

    - reviewing compliance with applicable Securities and Exchange Commission and stock exchange rules regarding audit committees; and

    - preparing a report for our annual proxy statement.

    The board, by resolution, may from time to time establish certain other committees of the board, consisting of one or more of our directors. Any committee so established will have the powers delegated to it by resolution of the board, subject to applicable law.

ITEM 11. EXECUTIVE COMPENSATION.

    (a) SUMMARY COMPENSATION TABLE. The following tables set forth information relating to compensation, including grants of stock options in respect of our common stock, for the three years ended December 31, 2002:

    - our Chief Executive Officer; and

    - our four other most highly compensated executive officers for the year ended December 31, 2002.

                                     III-4

    These executive officers are collectively referred to as our "named executive officers".

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL
                                                 COMPENSATION              LONG-TERM
                                          --------------------------     COMPENSATION
                                                           OTHER          SECURITIES
NAME AND PRINCIPAL                                         ANNUAL         UNDERLYING           ALL OTHER
POSITION WITH LIBERTY            YEAR     SALARY ($)    COMPENSATION    OPTIONS/SARS(8)    COMPENSATION ($)
---------------------          --------   -----------   ------------    ---------------    -----------------
Robert R. Bennett............    2002     $1,000,000      $251,432(2)             --            $20,000(6)
  President and Chief            2001     $1,000,000      $188,865(2)     16,264,000(5)         $30,497(6)(7)
  Executive Officer              2000     $1,000,000      $128,321(2)             --            $47,013(6)(7)

Gary S. Howard...............    2002     $  787,500      $     --                --            $20,000(6)
  Executive Vice President       2001     $  787,500      $     --         8,535,000(5)         $17,500(6)
  and Chief Operating Officer    2000     $  786,058      $     --                --            $15,000(6)

David J.A. Flowers...........    2002     $  425,000      $     --                --            $20,000(6)
  Senior Vice President          2001     $  375,000      $     --         1,440,000(5)         $17,500(6)
  and Treasurer                  2000     $  323,077      $     --                --            $15,000(6)

Elizabeth M. Markowski.......    2002     $  615,000      $     --                --            $20,000(6)
  Senior Vice President          2001     $  600,000      $ 72,391(3)        200,000            $17,500(6)
                                 2000     $   87,714(1)   $ 62,625(4)      1,000,000            $    --

Charles Y. Tanabe............    2002     $  615,000      $     --                --            $20,000(6)
  Senior Vice President          2001     $  600,000      $     --         1,920,000(5)         $17,500(6)
  and General Counsel            2000     $  524,039      $     --                --            $15,000(6)

------------------------

(1) Ms. Markowski's employment with the Company commenced on November 1, 2000. Accordingly, the 2000 compensation included in the table represents two months of employment.

(2) Includes $245,763, $179,626 and $128,321 of compensation related to Mr. Bennett's personal use of our company's aircraft and flight crew during 2002, 2001 and 2000, respectively, which compensation has been calculated based upon the aggregate incremental cost of such usage to our company. In accordance with applicable Treasury Regulations, we included in Mr. Bennett's reportable income for 2002, 2001 and 2000 $66,544, $52,000 and $36,960, respectively, of compensation related to his personal use of our aircraft and flight crew.

(3) Includes $72,173 of compensation related to reimbursement of Ms. Markowski's relocation expenses.

(4) Amount represents the fair market value on the date of grant of a .6263% common stock interest granted to Ms. Markowski in Liberty LWR, Inc., one of our subsidiaries that owned a direct interest in Ascent Media. Such grant was made in November 2000.

(5) Effective February 28, 2001 (the "Effective Date"), we restructured the options and options with tandem SARs to purchase AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain of our executive officers. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested

                                     III-5
    options to purchase restricted shares of AT&T Liberty Media Group tracking stock which were converted into shares of Liberty common stock upon our split off from AT&T. Such restricted shares are subject to forfeiture upon termination of employment. The forfeiture obligation will lapse according to a schedule that corresponds to the vesting schedule applicable to the previously unvested options.

    In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. Upon the completion of our split off from AT&T, the free-standing SARs automatically converted to options to purchase Liberty Series A common stock, or in the case of Mr. Bennett, Liberty Series B common stock.

(6) Amounts represent contributions to the Liberty Media 401(k) Savings Plan (the "Liberty Savings Plan"). The Liberty Savings Plan provides employees with an opportunity to save for retirement. The Liberty Savings Plan participants may contribute up to 10% of their compensation, and Liberty contributes a matching contribution of 100% of the participants' contributions. Participant contributions to the Liberty Savings Plan are fully vested upon contribution.

    Generally, participants acquire a vested right in Liberty contributions as follows:

YEARS OF SERVICE                                      VESTING PERCENTAGE
----------------                                      -------------------
Less than 1.........................................            0%
1-2.................................................           33%
2-3.................................................           66%
3 or more...........................................          100%

    With respect to Liberty contributions made to the Liberty Savings Plan in 2002, 2001 and 2000, Messrs. Bennett, Howard, Flowers and Tanabe are fully vested.

    Directors who are not our employees are ineligible to participate in the Liberty Savings Plan. Under the terms of the Liberty Savings Plan, employees are eligible to participate after three months of service.

(7) Includes $12,997 and $32,013 which consists of the amounts of premiums we paid in fiscal 2001 and 2000, respectively, pursuant to split dollar, whole life insurance policies for the insured executive officer. We will pay a portion of the premiums annually until the first to occur of:

    - 10 years from the date of the policy;

    - the insured executive's death;

    - the premiums are waived under a waiver of premium provision;

    - the policy is terminated as set forth below; and

    - premiums are prepaid in full for the 10-year period as set forth below.

    The insured executive has granted an assignment of policy benefits in our favor in the amounts of the premiums paid by us. At the end of such 10-year period or upon acceleration of premiums as described below, the entire policy vests to the sole benefit of the insured executive, and we will remove or cancel the assignment in our favor against the policy. In the event of a change of control of Liberty, liquidation of Liberty or sale of substantially all of our assets, the policy will immediately be prepaid in full through the tenth year, prior to such event. Similarly, if the insured executive is dismissed for any reason (except for conviction of a felony class miscarriage of responsibilities as a Liberty officer), we will immediately prepay and fully fund the policy through the tenth year. Upon any of the foregoing events, the policy will vest to the sole benefit of the

                                     III-6
    insured executive. If, however, the insured executive voluntarily chooses to terminate employment (and that decision is not a result of pressure from us to resign or a resignation related to an adverse change in us or our affiliates) without cause, we will have no further obligation to fund premiums, but the policy will vest to the sole benefit of the insured executive.

    Mr. Bennett paid his annual premium due in September 2002.

(8) The numbers of shares do not reflect adjustments for our rights offering which concluded in December 2002.

    (b) OPTION AND SAR GRANTS IN LAST FISCAL YEAR. No options were granted to our named executive officers during the year ended December 31, 2002.

    (c)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR
VALUES. The following table sets forth information concerning (i) exercises of stock options and SARs by the named executive officers during the year ended December 31, 2002 and (ii) the value of unexercised options and SARs as of December 31, 2002 (numbers of securities and dollar amounts in thousands).

          AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                  VALUE OF
                                                                     NUMBER OF SECURITIES       UNEXERCISED
                                                                    UNDERLYING UNEXERCISED      IN-THE-MONEY
                                           SHARES                      OPTIONS/SARS AT        OPTIONS/SARS AT
                                          ACQUIRED       VALUE        DECEMBER 31, 2002      DECEMBER 31, 2002
                                        ON EXERCISE     REALIZED       (#) EXERCISABLE/       ($)EXERCISABLE/
NAME                                        (#)           ($)           UNEXERCISABLE          UNEXERCISABLE
----                                    ------------   ----------   ----------------------   ------------------
Robert R. Bennett
  Series A
    Exercisable.......................          --     $      --                26               $       --
    Unexercisable.....................          --     $      --                --               $       --

  Series B
    Exercisable.......................          --     $      --             5,004               $       --
    Unexercisable.....................          --     $      --            11,676               $       --

Gary S. Howard
  Series A
    Exercisable.......................          --     $      --             2,641               $       --
    Unexercisable.....................          --     $      --             6,138               $       --

David J.A. Flowers
  Series A
    Exercisable.......................          --     $      --               443               $       --
    Unexercisable.....................          --     $      --             1,034               $       --

Elizabeth M. Markowski
  Series A
    Exercisable.......................          --     $      --               410               $       --
    Unexercisable.....................          --     $      --               885               $       --

Charles Y. Tanabe
  Series A
    Exercisable.......................          --     $      --               591               $       --
    Unexercisable.....................          --     $      --             1,378               $       --

                                     III-7

    (d) COMPENSATION OF DIRECTORS. Beginning in the fourth quarter of 2002, each of our directors who is not an employee of our company is paid an annual fee of $50,000 and is permitted to participate in our company's health benefits plans. In addition, each member of the audit committee of our board of directors is paid an additional annual fee of $10,000. All fees are payable quarterly in arrears in cash or, at the election of the director, in shares of our common stock. In addition, we reimburse members of our board for travel expenses incurred to attend any meetings of our board or any committee thereof.

    (e) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS. We have no employment contracts, termination of employment agreements or change of control agreements with any of our named executive officers.

    In connection with the merger of TCI and AT&T in 1999, an employment agreement between Dr. Malone and TCI was assigned to us. The term of Dr. Malone's employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase upon approval of our board. The employment agreement provides for payment or reimbursement of professional fees and expenses incurred by Dr. Malone for estate and tax planning services. Additionally, the employment agreement provides for personal use of our aircraft and flight crew, limited to an aggregate value of $200,000 per year (such value to be determined in accordance with Treasury Regulation Section 1.62-21(g), or any successor regulation thereto).

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

                                     III-8

    Dr. Malone deferred a portion of his monthly compensation under his previous employment agreement for all employment years ending on or prior to December 31, 1992. We assumed the obligation to pay that deferred compensation in connection with the merger of AT&T and TCI. The compensation that he deferred (together with interest on that compensation at the rate of 13% per annum compounded annually from the date of deferral to the date of payment) will continue to be payable under the terms of the previous agreement. The rate at which interest accrues on the previously deferred compensation was established in 1983 pursuant to the previous agreement.

    (f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS. The members of the Compensation Committee are Dr. John
C. Malone and Messrs. Donne F. Fisher, Paul A. Gould and Larry E. Romrell. The members of our incentive plan committee, which is a subcommittee of our compensation committee, are Messrs. Paul A Gould and Donne F. Fisher.
Dr. Malone serves as the Chairman of the board of directors of our company. Prior to calendar year 2001, Dr. Malone served as the Chairman of the Board of our subsidiary, Liberty Satellite & Technology, Inc. Except for Dr. Malone, no member of our compensation committee or our incentive plan committee is or was an officer of our company or any of our subsidiaries.

    LIBERTY TP MANAGEMENT TRANSACTION. During the third quarter of 2002, we transferred an indirect 1% beneficial ownership interest in 55.5 million shares of Sprint PCS stock and related collar agreements to Liberty TP
Management, Inc. in exchange for an $8.9 million note payable, which accrues interest at 5%. As described under "Security Ownership of Certain Beneficial Owners and Management--Security Ownership of Management" above, our Chairman, Dr. Malone, holds all of the outstanding common stock of TP Investment, Inc., which in turn owns all of the Class B preferred stock of Liberty TP Management and a 5% membership interest, representing a 50% voting interest, in Liberty TP LLC. Liberty TP LLC holds 20.6% of the common equity and 27.2% of the voting power of Liberty TP Management. We own the remaining equity interests in Liberty TP Management and the remaining membership interests in Liberty TP LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
       STOCKHOLDER MATTERS.

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

    The percentage ownership information is based upon 2,476,953,566 shares of Liberty Series A common stock and 212,044,128 shares of Liberty Series B common stock outstanding as of December 31, 2002. Unless otherwise indicated in the footnotes below, each person or entity has sole voting power and investment power with respect to the shares of common stock set forth opposite such person's or entity's name. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, beneficial ownership of shares of Liberty Series B common stock, though convertible on a one-for-one basis into shares of Liberty Series A

                                     III-9
common stock, is reported as beneficial ownership of Liberty Series B common stock only, and not as beneficial ownership of Liberty Series A common stock.

                                                                             NUMBER OF
NAME AND ADDRESS OF                                           SERIES OF        SHARES       PERCENT OF
BENEFICIAL OWNER                                                STOCK      (IN THOUSANDS)     CLASS
-------------------                                           ----------   --------------   ----------
Gary Magness(1).............................................  Series A            39,109        1.6%
c/o Baker & Hostetler LLP                                     Series B            94,410       44.5%
  Suite 1100 303 East 17th Avenue
  Denver, CO 80203

Kim Magness(2)..............................................  Series A            36,242        1.5%
c/o Baker & Hostetler LLP                                     Series B            88,702       41.8%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

Estate of Bob Magness(3)....................................  Series A            27,186        1.1%
c/o Baker & Hostetler LLP                                     Series B            70,850       33.4%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

Magness Securities, LLC(4)..................................  Series A             7,434          *
c/o Baker & Hostetler LLP                                     Series B            16,224        7.7%
  Suite 1100
  303 East 17th Avenue
  Denver, CO 80203

Janus Capital Management LLC(6).............................  Series A           144,001        6.0%
  100 Fillmore Street                                         Series B                --         --
    Denver, CO 80206

------------------------

(1) Gary Magness beneficially owns 39,109,455 shares of our Series A common stock with sole voting power and sole dispositive power with respect to 3,431,812 shares, shared voting power with respect to 27,185,975 shares and shared dispositive power with respect to 35,677,643 shares. Mr. Magness reports beneficial ownership of 94,410,004 shares of our Series B common stock with sole dispositive power with respect to 7,335,824 shares and shared dispositive power with respect to 87,074,180 shares. As a result of the shareholders agreement described in footnote (5) below, Mr. Magness may be deemed to share voting power with respect to all of such shares of Series B common stock with John C. Malone. Further, Mr. Magness may be deemed to share voting power with respect to 70,850,108 of such shares of Series B common stock with Kim Magness as described below.

    Gary Magness is the sole member of GMag, LLC with sole dispositive and voting power over 2,685,444 shares of our Series A common stock and 5,408,024 shares of our Series B common stock held by GMag, LLC. Accordingly, the shares of our Series A common stock shown as beneficially owned by Gary Magness include the shares owned by GMag, LLC.

    Gary Magness is the holder of approximately a 33% membership interest in Magness Securities, LLC, and shares, with Kim Magness, certain dispositive power (but no voting power) over shares of our common stock held by Magness Securities, LLC. Accordingly, the shares of our common stock shown as beneficially owned by Gary Magness include shares also shown as beneficially

                                     III-10
    owned by Magness Securities, LLC in this table and shown as beneficially owned by Kim Magness in the beneficial ownership table included under "--Security Ownership of Management" below.

    Gary Magness is a co-personal representative of the Estate of Bob Magness and shares both voting and dispositive power over the shares held by the Estate of Bob Magness with Kim Magness. Accordingly, the shares of our common stock shown as beneficially owned by Gary Magness include shares also shown as beneficially owned by the Estate of Bob Magness in this table and shown as beneficially owned by Kim Magness in the beneficial ownership table included under "--Security Ownership of Management" below.

    Gary Magness is the holder of a 50% membership interest in Magness FT Investment Company, LLC, and shares, with Kim Magness, certain dispositive power (but no voting power) over the 1,057,912 shares of our Series A common stock held by Magness FT Investment Company, LLC. Accordingly, the shares of our common stock shown as beneficially owned by Gary Magness include shares also shown as beneficially owned by Kim Magness in the beneficial ownership table included under "--Security Ownership of Management" below.

    See footnote (5) below for more information regarding these shares.

(2) Kim Magness is the beneficial owner of 36,242,144 shares of our Series A common stock with sole voting power with respect to 8,943,669 shares, shared voting power with respect to 27,185,975, sole dispositive power with respect to 452,001 shares and shared dispositive power with respect to 35,677,643 shares. Mr. Magness has the right to acquire 112,500 shares of our Series A common stock, all of which are currently vested. Mr. Magness reports beneficial ownership of 88,701,866 shares of our Series B common stock with sole voting power with respect to 17,851,758 shares, shared voting power with respect to 70,850,108 shares, sole dispositive power with respect to 1,627,686 and shared dispositive power with respect to 87,074,180 shares. As a result of the shareholders agreement described in footnote (5) below, Mr. Magness may be deemed to share voting power with respect to all of such shares of Series B common stock with John C. Malone. Further, Mr. Magness may be deemed to share voting power with respect to 70,850,108 of such shares of Series B common stock with Gary Magness as described below.

    Kim Magness is the holder of approximately a 67% membership interest in Magness Securities, LLC, and has sole voting power over and shares, with Gary Magness, certain dispositive power over shares of our common stock held by Magness Securities, LLC. Accordingly, the shares of our common stock shown as beneficially owned by Kim Magness include shares also shown as beneficially owned by Magness Securities, LLC and Gary Magness in this table.

    Kim Magness is a co-personal representative of the Estate of Bob Magness and shares both voting and dispositive power over the shares held by the Estate of Bob Magness with Gary Magness. Accordingly, the shares of our common stock shown as beneficially owned by Kim Magness include shares also shown as beneficially owned by the Estate of Bob Magness and Gary Magness in this table.

    Kim Magness is the holder of a 50% membership interest in Magness FT Investment Company, LLC, and has sole voting power over and shares, with Gary Magness, certain dispositive power over the 1,057,912 shares of our Series A common stock held by Magness FT Investment Company, LLC. Accordingly, the shares of our common stock shown as beneficially owned by Kim Magness include shares also shown as owned by Gary Magness in this table.

    See footnote (5) below for more information regarding these shares.

(3) Based upon a Schedule 13D filed on December 10, 2002, the Estate of Bob Magness beneficially owns 27,185,975 shares of our Series A common stock and 70,850,108 shares of our Series B common stock with sole voting power and sole dispositive power with respect to all such shares of

                                     III-11
    our Series A common stock and sole dispositive power with respect to all such shares of our Series B common stock. As a result of the shareholders agreement described in footnote (4) below, the Estate of Bob Magness may be deemed to share voting power with respect to all such shares of our Series B common stock with John C. Malone.

    Kim Magness and Gary Magness are the co-personal representatives of the Estate of Bob Magness and share both voting and dispositive power over the shares held by the Estate of Bob Magness. Accordingly, the shares of our common stock shown as beneficially owned by the Estate of Bob Magness are also included in the shares shown as beneficially owned by Gary Magness in this table and Kim Magness in the beneficial ownership table included under "--Security Ownership of Management" below.

    See footnote (5) below for more information regarding these shares.

(4) Based upon a Schedule 13D/A filed on December 10, 2002, Magness Securities, LLC beneficially owns 7,433,756 shares of our Series A common stock and 16,224,072 shares of our Series B common stock with sole voting power and sole dispositive power with respect to all such shares of our Series A common stock and sole dispositive power with respect to all such shares of our Series B common stock. As a result of the shareholders agreement described in footnote (4) below, Magness Securities, LLC may be deemed to share voting power with respect to all such shares of our Series B common stock with John C. Malone.

    Kim Magness is the manager and a holder of approximately a 67% membership interest in Magness Securities, LLC, and Gary Magness is a holder of approximately a 33% membership interest in Magness Securities, LLC. Kim Magness and Gary Magness share dispositive power over the shares held by Magness Securities, LLC. Accordingly, the shares of our common stock shown as beneficially owned by Magness Securities, LLC are also included in the shares shown as beneficially owned by Gary Magness in this table and Kim Magness in the beneficial ownership table included under "--Security Ownership of Management" below.

    See footnote (5) below for more information regarding these shares.

(5) We are party to a call agreement with the Estate of Bob Magness, Magness Securities, LLC (individually and as successor in interest to the Estate of Betsy Magness), Gary Magness (individually, in certain representative capacities and through GMag, LLC, of which he is the sole member) and Kim Magness (individually and in certain representative capacities) (collectively, the Magness Group) pursuant to which we have the right, under certain circumstances, to acquire shares of our Series B common stock owned by the Magness Group. John C. Malone, our Chairman of the Board, is party to a shareholders agreement pursuant to which Dr. Malone has an irrevocable proxy, under certain circumstances, to vote shares of our Series B common stock or any super voting class of equity securities issued by us and owned by the Magness Group. For more information regarding these agreements, see footnote (5) to the beneficial ownership table included under "--Security Ownership of Management" below.

(6) Based upon a Schedule 13G filed on February 14, 2003, Janus Capital Management LLC ("Janus Capital") has an indirect 100% ownership stake in Bay Isle Financial LLC ("Bay Isle") and an indirect 50.1% ownership stake in Enhanced Investment Technologies LLC ("INTECH"). Janus Capital, Bay Isle and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (the "Managed Portfolios").

    As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 143,999,614 shares of our Series A common stock held by such Managed Portfolios. However, Janus Capital does not have the right to receive

                                     III-12
    any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.

    As a result of its role as an investment adviser or sub-adviser to the Managed Portfolios, INTECH may be deemed to be the beneficial owner of 1,500 shares of our Series A common stock held by such Managed Portfolios. However, INTECH does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.

    (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth information with respect to the ownership by each director and each of our named executive officers and by all of our directors and executive officers as a group of shares of our Series A and our Series B common stock. The table also sets forth information with respect to the ownership by each director and each of our named executive officers and by all of our directors and executive officers as a group of shares of (1) Series A common stock of Ascent Media Group, Inc.,
(2) Series A and Series B common stock of Liberty Satellite & Technology, Inc.,
(3) common stock of On Command Corporation and (4) Class A Ordinary shares of OpenTV Corp. Each of the corporations named in the immediately preceding sentence is a controlled subsidiary of ours and was publicly traded as of December 31, 2002.

    The security ownership information is given as of December 31, 2002 and, in the case of percentage ownership information, is based on (1) 2,476,953,566 shares of Series A Liberty common stock and 212,044,128 shares of Series B Liberty common stock; (2) 4,884,559 shares of Ascent Media Series A common stock; (3) 11,078,834 shares of Liberty Satellite Series A common stock and 34,765,055 shares of Liberty Satellite Series B common stock; (4) 30,854,489 shares of On Command common stock and (5) 41,184,072 shares of OpenTV Class A Ordinary shares, in each case outstanding on that date.

    Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after December 31, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, beneficial ownership of shares of Liberty Series B common stock and Liberty Satellite Series B common stock, though convertible on a one-for-one basis into shares of Liberty Series A common stock and Liberty Satellite Series A common stock, respectively, is reported as beneficial ownership of Liberty Series B common stock and Liberty Satellite Series B common stock only, and not as beneficial ownership of Liberty Series A common stock and Liberty Satellite Series A common stock. So far as is known to us, the persons indicated below have sole voting

                                     III-13
power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

                                                          AMOUNT AND
                                                          NATURE OF
                                                          BENEFICIAL                      PERCENT
NAME OF                                                   OWNERSHIP                          OF       VOTING
BENEFICIAL OWNER                  TITLE OF CLASS        (IN THOUSANDS)                     CLASS      POWER
----------------            --------------------------  --------------                    --------   --------
John C. Malone............  Liberty Series A                16,630(1)(2)(3)                    *       44.3%
                            Liberty Series B               204,497(1)(3)(4)(5)              94.0%
                            Ascent Media Series A                0
                            Liberty Satellite Series A          27(6)                          *          *
                            Liberty Satellite Series B          12(7)                          *
                            On Command                           0
                            OpenTV Class A                       0

Robert R. Bennett.........  Liberty Series A                 3,800(8)(9)(10)(11)               *        1.8%
                            Liberty Series B                 7,923(10)                       3.6%
                            Ascent Media Series A                0
                            Liberty Satellite Series A           1(12)                         *          *
                            Liberty Satellite Series B           0
                            On Command                           0
                            OpenTV Class A                       0

Donne F. Fisher...........  Liberty Series A                   429(13)                         *          *
                            Liberty Series B                   641                             *
                            Ascent Media Series A                0
                            Liberty Satellite Series A           3(14)                         *          *
                            Liberty Satellite Series B           0
                            On Command                           0
                            OpenTV Class A                       0

David J.A. Flowers........  Liberty Series A                 1,175(15)(16)(17)                 *          *
                            Liberty Series B                     0
                            Ascent Media Series A                0
                            Liberty Satellite Series A           0
                            Liberty Satellite Series B           0
                            On Command                           0
                            OpenTV Class A                       0

Paul A. Gould.............  Liberty Series A                 1,670                             *          *
                            Liberty Series B                   600                             *
                            Ascent Media Series A                0
                            Liberty Satellite Series A           0
                            Liberty Satellite Series B           0
                            On Command                          26(18)                         *          *
                            OpenTV Class A                       0

Gary S. Howard............  Liberty Series A                 5,651(19)(20)(21)(22)(23)         *          *
                            Liberty Series B                     0
                            Ascent Media Series A                0
                            Liberty Satellite Series A          58(24)                         *          *
                            Liberty Satellite Series B           0
                            On Command                           1                             *          *
                            OpenTV Class A                       0

                                     III-14

                                                          AMOUNT AND
                                                          NATURE OF
                                                          BENEFICIAL                      PERCENT
NAME OF                                                   OWNERSHIP                          OF       VOTING
BENEFICIAL OWNER                  TITLE OF CLASS        (IN THOUSANDS)                     CLASS      POWER
----------------            --------------------------  --------------                    --------   --------
Jerome H. Kern............  Liberty Series A                   321(25)(26)                     *          *
                            Liberty Series B                     0
                            Ascent Media Series A                0
                            Liberty Satellite Series A          11(27)                         *          *
                            Liberty Satellite Series B           0
                            On Command                       1,350(28)                       4.4%       4.4%
                            OpenTV Class A                       0

Elizabeth M. Markowski....  Liberty Series A                   543(29)(30)(31)                 *          *
                            Liberty Series B                     0
                            Ascent Media Series A                0
                            Liberty Satellite Series A           0
                            Liberty Satellite Series B           0
                            On Command                          25(32)                         *          *
                            OpenTV Class A                       0

David E. Rapley...........  Liberty Series A                     1                             *          *
                            Liberty Series B                     0
                            Ascent Media Series A                0
                            Liberty Satellite Series A           0
                            Liberty Satellite Series B           0
                            On Command                           0
                            OpenTV Class A                       0

Larry E. Romrell..........  Liberty Series A                   210                             *          *
                            Liberty Series B                     3                             *
                            Ascent Media Series A                0
                            Liberty Satellite Series A          73(33)                         *          *
                            Liberty Satellite Series B           0
                            On Command                           0
                            OpenTV Class A                       0

Charles Y. Tanabe.........  Liberty Series A                 1,228(34)(35)(36)(37)             *          *
                            Liberty Series B                     0
                            Ascent Media Series A                0
                            Liberty Satellite Series A           0
                            Liberty Satellite Series B           0
                            On Command                           0
                            OpenTV Class A                       0

All directors and           Liberty Series A                31,780(3)(11)(22)(23)(38)        2.7%      46.5%
executive officers as a                                           (39)(40)(41)
group (14 persons)........  Liberty Series B               213,665(3)(4)(5)(38)(39))        94.8%
                            Ascent Media Series A                0
                            Liberty Satellite Series A         172(38)(42)                   1.8%         *
                            Liberty Satellite Series B          12(38)                       1.1%
                            On Command                       1,402(32)                       4.5%       4.5%
                            OpenTV Class A                       0

------------------------

* Less than one percent

                                     III-15

 (1) Includes 1,501,818 shares of our Series A common stock and 3,409,436 shares of our Series B common stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which shares Dr. Malone has disclaimed beneficial ownership.

 (2) Includes 789,857 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

 (3) Includes 3,600,000 shares of our Series A common stock and 65,904,087 shares of our Series B common stock held by Grantor Retained Annuity Trusts with respect to which Dr. Malone retains certain rights.

 (4) Includes beneficial ownership of 5,455,566 shares of our Series B common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options. Dr. Malone has the right to convert the options into options to purchase shares of our Series A common stock. The number of shares subject to these options and the applicable exercise price were adjusted as of October 31, 2002, the record date for our rights offering, as a result of our incentive stock plan's antidilution provisions.

 (5) In February 1998, in connection with the settlement of certain legal proceedings relative to the Estate of Bob Magness, the late founder and former Chairman of the Board of our former parent company, TCI, TCI entered into a call agreement with Dr. Malone and Dr. Malone's wife and a call agreement with the Magness Group. In connection with AT&T's acquisition of TCI, TCI assigned to us its rights under these call agreements. As a result, we have the right, under certain circumstances, to acquire shares of our Series B common stock owned by the Malones and the Magness Group. We may not exercise our call right with respect to the Malones or the Magness Group, unless we also exercise our call right with respect to the other group. Each call agreement also prohibits any member of the Magness Group or the Malones from disposing of their shares of our Series B common stock, except for certain exempt transfers (such as transfers to related parties or to the other group or public sales of up to an aggregate of 5% of their shares of our Series B common stock after conversion to shares of our Series A common stock) and except for a transfer made in compliance with our call rights.

    Also in February 1998, TCI, the Magness Group and the Malones entered into a shareholders' agreement which provides for, among other things, certain participation rights by the Magness Group with respect to transactions by Dr. Malone, and certain "tag-along" rights in favor of the Magness Group and certain "drag-along" rights in favor of the Malones. In connection with AT&T's acquisition of TCI, TCI assigned to us its rights under the shareholders agreement. The agreement provides that a representative of Dr. Malone and a representative of the Magness Group will consult with each other on all matters to be brought to a vote of our shareholders, but if a mutual agreement on how to vote cannot be reached, Dr. Malone will vote the shares of our Series B common stock owned by the Magness Group pursuant to an irrevocable proxy granted by the Magness Group. As a result, Dr. Malone's beneficial ownership of our Series B common stock includes 96,037,690 shares held by the Magness Group.

 (6) Includes beneficial ownership of 15,000 shares of Liberty Satellite
     Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options (10,000 of which were granted in tandem with SARs).

 (7) Includes 11,730 shares of Liberty Satellite Series B common stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which shares Dr. Malone has disclaimed beneficial ownership.

 (8) Includes 349,307 restricted shares of our Series A common stock, none of which was vested at December 31, 2002.

 (9) Includes 22,287 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(10) Includes beneficial ownership of 25,640 shares of our Series A common stock and 7,922,930 shares of our Series B common stock which may be acquired within 60 days after December 31, 2002,

                                     III-16
     pursuant to stock options. Mr. Bennett has the right to convert the options to purchase shares of our Series B common stock into options to purchase shares of our Series A common stock. The number of shares subject to these options and the applicable exercise prices were adjusted as of October 31, 2002, the record date for our rights offering, as a result of our incentive stock plan's antidilution provisions.

(11) Includes 1,246,580 shares of our Series A common stock owned by Hilltop Investments, Inc. which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

(12) Includes beneficial ownership of 500 shares of Liberty Satellite Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options granted in tandem with SARs.

(13) Includes beneficial ownership of 112,500 shares of our Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options.

(14) Includes beneficial ownership of 2,500 shares of Liberty Satellite
     Series A common stock which may be acquired within 60 days of December 31, 2002, pursuant to stock options (2,000 of which were issued in tandem with SARs).

(15) Includes 14,554 restricted shares of our Series A common stock, none of which was vested at December 31, 2002.

(16) Includes 9,851 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(17) Includes 701,510 shares of our Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options. The number of shares subject to these options and the applicable exercise price were adjusted as of October 31, 2002, the record date for our rights offering, as a result of our incentive stock plan's antidilution provisions.

(18) Includes beneficial ownership of 25,000 shares of On Command common stock which may be acquired within 60 days of December 31, 2002, pursuant to stock options.

(19) Includes 291,089 restricted shares of our Series A common stock held by a Grantor Retained Annuity Trust, none of which was vested at December 31, 2002.

(20) Includes beneficial ownership of 4,173,183 shares of our Series A common stock which may be acquired within 60 days of December 31, 2002, pursuant to stock options. The number of shares subject to these options and the applicable exercise prices were adjusted as of October 31, 2002, the record date for our rights offering, as a result of our incentive stock plan's antidilution provisions.

(21) Includes 40,623 shares of our Series A common stock held by the Liberty 401(k) Savings Plan for the benefit of Mr. Howard.

(22) Includes 314,376 shares owned by a Grantor Retained Annuity Trust.

(23) Includes 12,284 shares of our Series A common stock owned by Mr. Howard's wife, Mrs. Leslie D. Howard, and 185,120 shares of our Series A common stock owned by Mrs. Leslie D. Howard, and held by a Grantor Retained Annuity Trust, as to which shares Mr. Howard has disclaimed beneficial ownership.

(24) Includes beneficial ownership of 49,965 shares of Liberty Satellite Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options (1,514 of which were granted in tandem with SARs).

(25) Includes beneficial ownership of 58,000 shares of our Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options.

                                     III-17

(26) Includes 83,616 shares of our Series A common stock held by Mr. Kern's wife, Mary Rossick Kern, as to which shares Mr. Kern has disclaimed beneficial ownership.

(27) Includes beneficial ownership of 10,000 shares of Liberty Satellite Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options granted in tandem with SARs.

(28) Assumes the conversion of 13,500 shares of On Command Series A preferred stock into 1,350,000 shares of On Command common stock, which may be converted at any time at the right of the holder thereof.

(29) Includes 2,268 shares of our Series A common stock held by Ms. Markowski's husband, Thomas Markowski, as to which shares Ms. Markowski has disclaimed beneficial ownership.

(30) Includes beneficial ownership of 477,545 shares of our Series A common stock which may be acquired within 60 days of December 31, 2002, pursuant to stock options. The number of shares subject to these options and the applicable exercise prices were adjusted as of October 31, 2002, the record date for our rights offering, as a result of our incentive stock plan's antidilution provisions.

(31) Includes 2,295 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(32) Includes 15,000 restricted shares of On Command common stock, none of which was vested at December 31, 2002.

(33) Includes beneficial ownership of 72,408 shares of Liberty Satellite Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options (6,000 of which were granted in tandem with SARs).

(34) Includes 3,068 shares of our Series A common stock held by Mr. Tanabe's wife, Arlene Bobrow, as to which shares Mr. Tanabe has disclaimed beneficial ownership.

(35) Includes 69,861 restricted shares of our Series A common stock, none of which was vested at December 31, 2002.

(36) Includes beneficial ownership of 935,347 shares of our Series A common stock which may be acquired within 60 days of December 31, 2002, pursuant to stock options. The number of shares subject to these options and the applicable exercise price were adjusted as of October 31, 2002, the record date for our rights offering, as a result of our incentive stock plan's antidilution provisions.

(37) Includes 3,538 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(38) Includes 1,590,770 shares of our Series A common stock, 3,409,436 shares of our Series B common stock, 20 shares of Liberty Satellite Series A common stock and 11,730 shares of Liberty Satellite Series B common stock held by relatives of certain directors and executive officers, as to which shares beneficial ownership by such directors and executive officers has been disclaimed.

(39) Includes beneficial ownership of 6,709,041 shares of our Series A common stock and 13,378,496 shares of our Series B common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options. The options to purchase shares of our Series B common stock may be converted into options to purchase shares of our Series A common stock.

(40) Includes 724,811 restricted shares of our Series A common stock, none of which was vested at December 31, 2002.

(41) Includes 876,738 shares of our Series A common stock held by the Liberty 401(k) Savings Plan.

(42) Includes beneficial ownership of 150,373 shares of Liberty Satellite Series A common stock which may be acquired within 60 days after December 31, 2002, pursuant to stock options (30,014 of which were granted in tandem with SARs).

                                     III-18

    Certain of our directors and named executive officers also hold interests in some of our privately-held, controlled subsidiaries.

    LIBERTY JUPITER, INC. Mr. Bennett holds 180 shares of common stock of Liberty Jupiter, one of our subsidiaries, representing a 4.5% common equity interest and less than a 1% voting interest in Liberty Jupiter based on 4,000 shares of common stock outstanding, as of December 31, 2002. Liberty Jupiter owns a 7% interest in Jupiter Telecommunications Co., Ltd.

    LIBERTY LIVEWIRE HOLDINGS, INC. Ms. Markowski holds 397.44 shares of common stock of Liberty Livewire Holdings, one of our subsidiaries, representing a 3.9744% common equity interest and a 2.36% voting interest in Liberty Livewire Holdings, and Mr. Romrell holds 794.88 shares of common stock of Liberty Livewire Holdings, representing a 7.9488% common equity interest and a 4.72% voting interest in Liberty Livewire Holdings, in each case based on 10,000 shares of common stock outstanding, as of December 31, 2002. All of our directors and executive officers as a group own 1,192.32 shares of common stock of Liberty Livewire Holdings, representing a 11.9232% common equity interest and a 7.08% voting interest. Liberty Livewire Holdings owns an approximate 7.19% common equity interest and a 7.85% voting interest in Ascent Media, as of December 31, 2002.

    SATELLITE MGT, INC. Mr. Flowers holds 100 shares of Class A common stock of Satellite MGT; Ms. Markowski holds 200 shares of Class A common stock of Satellite MGT; and Mr. Tanabe holds 150 shares of Class A common stock of Satellite MGT. In each of the foregoing cases, the shares held represent a less than 1% equity and voting interest based on 21,400 shares of common stock outstanding, as of December 31, 2002. All of our directors and executive officers as a group own 450 shares of Class A common stock of Satellite MGT, representing a 2.1% common equity interest and less than a 1% voting interest. Satellite MGT owns 100% of LMC/LSAT Holdings, Inc., whose sole asset is approximately 17.4 million shares of Liberty Satellite Series B common stock.

    LIBERTY TP MANAGEMENT, INC. Dr. Malone holds all of the outstanding common stock of TP Investment, Inc. TP Investment owns 10,602 shares of Class B preferred stock of Liberty TP Management, Inc., one of our subsidiaries, and a 5% membership interest, representing a 50% voting interest, in Liberty TP LLC. Liberty TP LLC holds 12,000 shares of Class B common stock of Liberty TP Management, which currently represents 20.6% of the common equity and 27.2% of the voting power of the outstanding voting stock of Liberty TP Management. We own the remaining equity interests in Liberty TP Management and the remaining membership interests in Liberty TP LLC. Liberty TP Management owns our investment in True Position and certain equity interests (including rights to acquire equity interests) in Sprint PCS Group, Liberty Satellite, IDT Investments, Inc. and priceline.com, Inc. The shares of Class B preferred stock of Liberty TP Management held by Dr. Malone have an aggregate liquidation value of $106.02 million, plus accrued but unpaid dividends, accrue dividends at the rate of 9% per annum, payable quarterly, and provide for mandatory redemption on April 30, 2021. The Class B preferred stock votes generally with the common stock and currently represents 12% of the voting power of the outstanding voting stock of Liberty TP Management.

    (c) CHANGE OF CONTROL. We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

                                     III-19

    (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS. The following table sets forth information as of December 31, 2002 with respect to securities authorized for issuance under our equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                            NUMBER OF
                                                                                           SECURITIES
                                                              NUMBER OF                   AVAILABLE FOR
                                                            SECURITIES TO    WEIGHTED        FUTURE
                                                              BE ISSUED       AVERAGE       ISSUANCE
                                                                UPON         EXERCISE     UNDER EQUITY
                                                             EXERCISE OF     PRICE OF     COMPENSATION
                                                             OUTSTANDING    OUTSTANDING       PLANS
                                                              OPTIONS,       OPTIONS,      (EXCLUDING
                                                              WARRANTS       WARRANTS      SECURITIES
                                                                 AND            AND       REFLECTED IN
PLAN CATEGORY                                                 RIGHTS(A)       RIGHTS       COLUMN(A))
-------------                                               -------------   -----------   -------------
Equity compensation plans approved by security holders:
  Liberty Media Corporation 2000 Incentive Plan (As
    Amended and Restated September 11, 2002):
    Series A common stock.................................   48,660,614        $ 9.60      60,239,648
    Series B common stock.................................   28,165,255        $14.96
  Liberty Media Corporation 2002 Nonemployee Director
    Incentive Plan........................................           --            --       5,000,000
Equity compensation plans not approved by security
  holders--None...........................................           --            --              --
                                                             ----------                    ----------
Total.....................................................   76,825,869        $11.57      65,239,648
                                                             ==========        ======      ==========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See--"Executive Compensation--Compensation Committee Interlocks and Insider Participation in Compensation Decision."

ITEM 14. CONTROLS AND PROCEDURES.

    The Company's chief executive officer, principal accounting officer and principal financial officer (the "Executives") conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c), as of a date within 90 days prior to the filing of this annual report on Form 10-K. Based on this evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date on which the Executives completed their evaluation.

                                     III-20

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

    Included in Part II of this Report:

                                                                 PAGE NO.
                                                              --------------
    Liberty Media Corporation:

        Independent Auditors' Report........................      II-29

        Consolidated Balance Sheets,
          December 31, 2002 and 2001........................  II-30 to II-31

        Consolidated Statements of Operations,
          Years ended December 31, 2002, 2001 and 2000......      II-32

        Consolidated Statements of Comprehensive Earnings
          (Loss),
          Years ended December 31, 2002, 2001 and 2000......      II-33

        Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 2002, 2001 and 2000......      II-34

        Consolidated Statements of Cash Flows,
          Years Ended December 31, 2002, 2001 and 2000......      II-35

        Notes to Consolidated Financial Statements,
          December 31, 2002, 2001 and 2000..................  II-36 to II-83

(a)(2)  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this Report:

        (i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

        (ii) Separate financial statements for Telewest Communications plc, a foreign private issuer, which are required by Regulation S-X of the Exchange Act, will be filed by amendment to this Annual Report on Form 10-K within 180 days after December 31, 2002.

       (iii) Separate financial statements of Teligent, Inc. were included in Liberty's Registration Statement on Form S-1 related to its split off from AT&T Corp. On May 21, 2001, Teligent and all of its direct and indirect domestic subsidiaries filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Since then Teligent has been subject to a liquidation process. Accordingly, Teligent's financial statements are not included herein.

(a)(3)  EXHIBITS

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3--Articles of Incorporation and Bylaws:

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

4--Instruments Defining the Rights of Securities Holders, including
Indentures:

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

10--Material Contracts:

  10.1    Inter-Group Agreement dated as of March 9, 1999, between
          AT&T Corp. and Liberty Media Corporation, Liberty Media
          Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
          Corporation (File No. 333-86491) as filed on September 3,
          1999, the "Liberty S-4 Registration Statement").

  10.2    Ninth Supplement to Inter-Group Agreement dated as of
          June 14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group
          LLC, AGI LLC, Liberty SP, Inc., LMC Interactive, Inc. and
          Liberty AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-66034) as filed on July 27, 2001).

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

  10.14   Restated and Amended Employment Agreement dated November 1,
          1992, between Tele-Communications, Inc. and John C. Malone
          (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration
          Statement).

  10.15   Amended and Restated Agreement and Plan of Restructuring and
          Merger among UnitedGlobalCom, Inc., New UnitedGlobalCom,
          Inc., United/New United Merger Sub, Inc., Liberty Media
          Corporation, Liberty Media International, Inc. and Liberty
          Global, Inc., dated December 31, 2001 (incorporated by reference to Current Form 8-K filed by Liberty Media
          Corporation on January 9, 2002, Commission File
          No. 0-20421).

  10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002), filed herewith.

  10.17   Liberty Media Corporation 2002 Non-employee Director
          Incentive Plan, filed herewith.

21--Subsidiaries of Liberty Media Corporation.

23.1      Consent of KPMG LLP

99--Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

                                                       ITEM            FINANCIAL STATEMENTS
DATE OF REPORT                                       REPORTED                  FILED
--------------                                ----------------------   ---------------------
November 14, 2002...........................  Item 9                            None
November 20, 2002...........................  Items 5 and 7                     None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LIBERTY MEDIA CORPORATION
Dated: March 25, 2003                        By  /s/ CHARLES Y. TANABE
                                                 ------------------------------------------
                                                 Charles Y. Tanabe
                                                 SENIOR VICE PRESIDENT AND
                                                 GENERAL COUNSEL

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----
/s/ JOHN C. MALONE
------------------------------------                Chairman of the Board, and            March 25, 2003
John C. Malone                                        Director

/s/ ROBERT R. BENNETT
------------------------------------                Director, President and Chief         March 25, 2003
Robert R. Bennett                                     Executive Officer

/s/ GARY S. HOWARD                                  Director, Executive Vice
------------------------------------                  President and Chief Operating       March 25, 2003
Gary S. Howard                                        Officer

/s/ JEROME H. KERN
------------------------------------                Director                              March 25, 2003
Jerome H. Kern

/s/ PAUL A. GOULD
------------------------------------                Director                              March 25, 2003
Paul A. Gould

/s/ DAVID E. RAPLEY
------------------------------------                Director                              March 25, 2003
David E. Rapley

/s/ LARRY E. ROMRELL
------------------------------------                Director                              March 25, 2003
Larry E. Romrell

/s/ DONNE F. FISHER
------------------------------------                Director                              March 25, 2003
Donne F. Fisher

/s/ DAVID J.A. FLOWERS                              Senior Vice President and
------------------------------------                  Treasurer (Principal                March 25, 2003
David J.A. Flowers                                    Financial Officer)

/s/ CHRISTOPHER W. SHEAN                            Senior Vice President and
------------------------------------                  Controller (Principal               March 25, 2003
Christopher W. Shean                                  Accounting Officer)

                                 CERTIFICATIONS

I, Robert R. Bennett, certify that:

    1. I have reviewed this annual report on Form 10-K of Liberty Media Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

               /s/ ROBERT R. BENNETT
     -----------------------------------------
                 Robert R. Bennett
       PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, David J.A. Flowers, certify that:

    1. I have reviewed this annual report on Form 10-K of Liberty Media Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

               /s/ DAVID J.A. FLOWERS
     -----------------------------------------
                 David J.A. Flowers
        SENIOR VICE PRESIDENT AND TREASURER

I, Christopher W. Shean, certify that:

    1. I have reviewed this annual report on Form 10-K of Liberty Media Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

              /s/ CHRISTOPHER W. SHEAN
     -----------------------------------------
                Christopher W. Shean
        SENIOR VICE PRESIDENT AND CONTROLLER

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3--Articles of Incorporation and Bylaws:

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

4--Instruments Defining the Rights of Securities Holders, including
Indentures:

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

10--Material Contracts:

      10.1  Inter-Group Agreement dated as of March 9, 1999, between
            AT&T Corp. and Liberty Media Corporation, Liberty Media
            Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
            Corporation (File No. 333-86491) as filed on September 3,
            1999, the "Liberty S-4 Registration Statement").

      10.2  Ninth Supplement to Inter-Group Agreement dated as of
            June 14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media
            Group LLC, AGI LLC, Liberty SP, Inc., LMC Interactive, Inc.
            and Liberty AGI, Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of Liberty Media Corporation (File No. 333-66034) as filed on July 27, 2001).

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

     10.14  Restated and Amended Employment Agreement dated November 1,
            1992, between Tele-Communications, Inc. and John C. Malone
            (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration
            Statement).

     10.15  Amended and Restated Agreement and Plan of Restructuring and
            Merger among UnitedGlobalCom, Inc., New
            UnitedGlobalCom, Inc., United/New United Merger Sub, Inc.,
            Liberty Media Corporation, Liberty Media
            International, Inc. and Liberty Global, Inc., dated
            December 31, 2001 (incorporated by reference to Current
            Form 8-K filed by Liberty Media Corporation on January 9,
            2002, Commission File No. 0-20421).

     10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002), filed herewith.

     10.17  Liberty Media Corporation 2002 Non-employee Director
            Incentive Plan, filed herewith.

21--Subsidiaries of Liberty Media Corporation.

23.1        Consent of KPMG LLP

99--Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.