Form 10-K/A
period 2002-12-31
LIBERTY MEDIA CORP /DE/
filed 2003-04-09
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                           --------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-20421

                           --------------------------

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

                                             LIBERTY MEDIA CORPORATION
Dated: April 9, 2003                         By  /s/ CHARLES Y. TANABE
                                                 ------------------------------------------
                                                 Charles Y. Tanabe
                                                 SENIOR VICE PRESIDENT AND
                                                 GENERAL COUNSEL

Dated: April 9, 2003                         By  /s/ CHRISTOPHER W. SHEAN
                                                 ------------------------------------------
                                                 Christopher W. Shean
                                                 SENIOR VICE PRESIDENT AND
                                                 CONTROLLER

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

        (ii) Separate financial statements for Telewest Communications plc:

                                                                             PAGE NO.
                                                                          --------------
            Auditor's Report............................................       IV-5
            Consolidated Statements of Operations.......................       IV-6
            Consolidated Balance Sheets.................................       IV-7
            Consolidated Statements of Cash Flows.......................   IV-8 to IV-9
            Consolidated Statements of Shareholders' Equity/(Deficit)
              and Comprehensive Loss....................................      IV-10
            Notes to Consolidated Financial Statements..................  IV-11 to IV-47

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

  10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002).*

  10.17   Liberty Media Corporation 2002 Non-employee Director
          Incentive Plan.*

21--Subsidiaries of Liberty Media Corporation.*

23.1      Consent of KPMG LLP.*

23.2      Consent of KPMG Audit plc, filed herewith.

99.1      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.*

99.2      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002, filed herewith.

------------------------

*   Previously filed.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

                                                       ITEM            FINANCIAL STATEMENTS
DATE OF REPORT                                       REPORTED                  FILED
--------------                                ----------------------   ---------------------
November 14, 2002...........................  Item 9                            None
November 20, 2002...........................  Items 5 and 7                     None

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

                                AUDITOR'S REPORT

To the board of directors and shareholders of Telewest Communications plc

    We have audited the accompanying consolidated balance sheets of Telewest Communications plc and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements on pages 2 to 35 present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

    The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in note 2 to the financial statements, the Group is undergoing financial restructuring and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to the restructuring are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in note 3 to the consolidated financial statements, the Group adopted SFAS 141, BUSINESS COMBINATIONS and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, in 2002.

    As discussed in note 3 to the consolidated financial statements, the Group changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG AUDIT PLC
Chartered Accountants
Registered Auditor
London, England

26 March 2003

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

                                                                       2002        2002           2001             2000
                                                           NOTES     $ MILLION   L MILLION     L MILLION        L MILLION
                                                          --------   ---------   ---------   --------------   --------------
                                                                     (NOTE 2)
REVENUE
Cable television........................................                  541          336             329               279
Consumer telephony......................................                  797          495             488               445
Internet and other......................................                  101           63              40                16
                                                                     --------    ---------   --------------   --------------
TOTAL CONSUMER DIVISION.................................                1,439          894             857               740
Business Services Division..............................                  455          283             268               248
                                                                     --------    ---------   --------------   --------------
TOTAL CABLE DIVISION....................................                1,894        1,177           1,125               988
Content Division........................................                  171          106             129                81
                                                                     --------    ---------   --------------   --------------
TOTAL REVENUE...........................................                2,065        1,283           1,254             1,069
                                                                     --------    ---------   --------------   --------------
OPERATING COSTS AND EXPENSES
Consumer programming expenses...........................                 (206)        (128)           (142)             (132)
Business and consumer telephony expenses................                 (351)        (218)           (235)             (235)
Content expenses........................................                 (113)         (70)            (83)              (46)
Depreciation............................................                 (797)        (495)           (469)             (423)
Impairment of fixed assets..............................               (1,353)        (841)             --                --
                                                                     --------    ---------   --------------   --------------
Cost of sales...........................................               (2,820)      (1,752)           (929)             (836)
Selling, general and administrative expenses............                 (846)        (526)           (497)             (445)
Amortization of goodwill................................                   --           --            (183)             (147)
Impairment of goodwill..................................               (2,326)      (1,445)           (766)               --
                                                                     --------    ---------   --------------   --------------
                                                                       (5,992)      (3,723)         (2,375)           (1,428)
                                                                     --------    ---------   --------------   --------------
OPERATING LOSS..........................................               (3,927)      (2,440)         (1,121)             (359)
OTHER INCOME/(EXPENSE)
Interest income (including L12 million, L15 million and
  L15 million in 2002, 2001 and 2000, respectively, from
  related parties)......................................     21            30           19              15                15
Interest expense (including amortization of debt
  discount).............................................                 (829)        (515)           (487)             (385)
Foreign exchange gains/(losses), net....................                  343          213              --               (15)
Share of net losses of affiliates and impairment........                 (190)        (118)           (216)              (15)
Other, net..............................................                   58           36              (3)               (3)
Minority interests in losses of consolidated
  subsidiaries, net.....................................                    2            1               1                 1
                                                                     --------    ---------   --------------   --------------
LOSS BEFORE INCOME TAXES................................               (4,513)      (2,804)         (1,811)             (761)
Income tax benefit......................................     16            45           28              70                 6
                                                                     --------    ---------   --------------   --------------
NET LOSS................................................               (4,468)      (2,776)         (1,741)             (755)
                                                                     --------    ---------   --------------   --------------
Basic and diluted loss per ordinary share...............             $  (1.56)   L   (0.97)  L       (0.60)   L        (0.28)
Weighted average number of ordinary shares outstanding
  (millions)............................................                2,873        2,873           2,880             2,705
                                                                     --------    ---------   --------------   --------------

    All income is derived from continuing operations.

        See accompanying notes to the consolidated financial statements.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

                           CONSOLIDATED BALANCE SHEET

                            YEARS ENDED DECEMBER 31

                                                                           2002        2002        2001
                                                               NOTES     $ MILLION   L MILLION   L MILLION
                                                              --------   ---------   ---------   ---------
                                                                         (NOTE 2)
ASSETS
Cash and cash equivalents...................................                  628        390          14
Secured cash deposits restricted for more than one year.....     20            19         12          20
Trade receivables (net of allowance for doubtful accounts of
  L12 million and L16 million)..............................     11           193        120         116
Other receivables...........................................      8           110         68         112
Prepaid expenses............................................                   43         27          33
                                                                          -------     ------      ------
Total current assets........................................                  993        617         295
Investment in affiliates, accounted for under the equity
  method, and related receivables...........................      9           605        376         547
Property and equipment (less accumulated depreciation of
  L3,196 million and L1,873 million)........................     10         4,182      2,598       3,473
Goodwill (less accumulated amortization of L2,593 million
  and L1,148 million).......................................      5           719        447       1,892
Inventory...................................................     13            45         28          67
Other assets (less accumulated amortization of L58 million
  and L47million)...........................................     12            65         40          58
                                                                          -------     ------      ------
TOTAL ASSETS................................................                6,609      4,106       6,332
                                                                          -------     ------      ------
LIABILITIES AND SHAREHOLDERS' FUNDS
Accounts payable............................................                  177        110         109
Other liabilities...........................................     14         1,016        631         524
Debt repayable within one year..............................     15         5,878      3,652          --
                                                                          -------     ------      ------
Total current liabilities...................................                7,071      4,393         633
Deferred tax................................................     16           137         85         113
Debt........................................................     15         2,894      1,798       4,897
Capital lease obligations...................................                  328        204         238
                                                                          -------     ------      ------
TOTAL LIABILITIES...........................................               10,430      6,480       5,881
                                                                          -------     ------      ------
MINORITY INTERESTS..........................................                   (2)        (1)         --
                                                                          -------     ------      ------
SHAREHOLDERS' (DEFICIT)/EQUITY
Ordinary shares, 10 pence par value; 4,300 million
  authorized; 2,873 and 2,886 million issued in 2002 and
  2001 respectively.........................................                  462        287         287
Limited voting convertible ordinary shares, 10 pence par
  value; 300 million authorized and 82 million and
  63 million outstanding in 2002 and 2001 respectively......                   13          8           8
Additional paid in capital..................................                6,797      4,223       4,224
Accumulated deficit.........................................              (11,073)    (6,880)     (4,104)
Accumulated other comprehensive income......................     19           (18)       (11)         37
                                                                          -------     ------      ------
                                                                           (3,819)    (2,373)        452
Ordinary shares held in trust for the Telewest
  Restricted Share Scheme and the Telewest Long-Term
    Incentive Plan..........................................                   --         --          (1)
                                                                          -------     ------      ------
TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY........................               (3,819)    (2,373)        451
                                                                          -------     ------      ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................                6,609      4,106       6,332
                                                                          -------     ------      ------

        See accompanying notes to the consolidated financial statements.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

                                                             2002        2002        2001        2000
                                                           $ MILLION   L MILLION   L MILLION   L MILLION
                                                           ---------   ---------   ---------   ---------
                                                           (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................   (4,468)     (2,776)     (1,741)      (755)
Adjustments to reconcile net loss to net cash
  provided/(utilized) by operating activities
Depreciation.............................................      797         495         469        423
Impairment of fixed assets...............................    1,353         841          --         --
Amortization of goodwill.................................       --          --         183         --
Impairment of goodwill...................................    2,326       1,445         766        147
Amortization of deferred financing costs and issue
  discount on Senior Discount Debentures.................      166         103          99        147
Deferred tax credit......................................      (45)        (28)        (70)        --
Unrealized (gain)/loss on foreign currency translation...     (343)       (213)        (10)        20
Non-cash accrued share based compensation
  (credit)/cost..........................................       (2)         (1)          1          5
Share of net (profits)/losses of affiliates and
  impairment.............................................      (16)        (10)        216         15
Loss on disposal of assets...............................      148          92           4         --
Minority interests in losses of consolidated
  subsidiaries...........................................       --          --          (1)        (1)
Changes in operating assets and liabilities net of effect
  of acquisition of subsidiaries
Change in receivables....................................       31          19          25         (8)
Change in prepaid expenses...............................       10           6           6        (19)
Change in accounts payable...............................       27          17           3         (2)
Change in other liabilities..............................      157          98          62         70
Change in other assets...................................       24          15           1        (46)
                                                            ------      ------      ------       ----
NET CASH PROVIDED/(UTILIZED) BY OPERATING ACTIVITIES.....      165         103          13         (4)
                                                            ------      ------      ------       ----
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment.....................     (721)       (448)       (548)      (527)
Cash paid for acquisition of subsidiaries, net of cash
  acquired...............................................       --          --          (6)       (24)
Additional investments in and loans to affiliates........       --          --         (26)       (10)
Repayment of loans made to joint ventures (net)..........       14           9           9          3
Proceeds from disposal of assets.........................        2           1           2          2
Disposal of subsidiary undertaking, net of cash
  disposed...............................................       23          14           8         --
Disposal of associate undertaking, net of cash
  disposed...............................................       95          59          --         --
                                                            ------      ------      ------       ----
NET CASH USED IN INVESTING ACTIVITIES....................     (587)       (365)       (561)      (556)
                                                            ------      ------      ------       ----

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            YEARS ENDED DECEMBER 31

                                                             2002        2002        2001        2000
                                                           $ MILLION   L MILLION   L MILLION   L MILLION
                                                           ---------   ---------   ---------   ---------
                                                           (NOTE 2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options..................       --          --           6          3
Share issue costs........................................       --          --          --        (13)
Proceeds from issue of Senior Discount Notes and Senior
  Notes 2010.............................................       --          --          --        544
Proceeds from issue of Senior Convertible Notes 2005.....       --          --          --        330
Proceeds from issue of Accreting Convertible Notes
  2003...................................................       --          --          30         20
Issue costs of Notes and credit facility arrangement
  costs..................................................       --          --         (41)        --
Net proceeds from maturity of forward contracts..........      122          76          --        107
Release/(placement) of restricted deposits...............       13           8          (8)        --
Repayments from borrowings under old credit facilities...       (3)         (2)       (824)      (141)
Repayment of SMG equity swap.............................      (53)        (33)         --         --
Proceeds/(repayment) from borrowings under new credit
  facility...............................................    1,030         640       1,393       (260)
Capital element of finance lease repayments..............      (82)        (51)        (54)       (35)
                                                            ------      ------      ------       ----
NET CASH PROVIDED BY FINANCING ACTIVITIES................    1,027         638         502        555
                                                            ------      ------      ------       ----
Net increase/(decrease) in cash and cash equivalents.....      605         376         (46)        (5)
Cash and cash equivalents at beginning of year...........       23          14          60         65
                                                            ------      ------      ------       ----
CASH AND CASH EQUIVALENTS AT END OF YEAR.................      628         390          14         60
                                                            ------      ------      ------       ----

        See accompanying notes to the consolidated financial statements.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

                           CONSOLIDATED STATEMENTS OF

             SHAREHOLDERS' EQUITY/(DEFICIT) AND COMPREHENSIVE LOSS

                                               LIMITED       SHARES     ADDITIONAL       OTHER
                                  ORDINARY      VOTING      HELD IN      PAID-IN     COMPREHENSIVE   ACCUMULATED
                                   SHARES       SHARES       TRUST       CAPITAL         LOSS          DEFICIT       TOTAL
                                 L MILLION    L MILLION    L MILLION    L MILLION      L MILLION      L MILLION    L MILLION
                                 ----------   ----------   ----------   ----------   -------------   -----------   ----------
BALANCE AT DECEMBER 31, 1999...      228              6           (2)      2,328           --           (1,608)         952
Ordinary shares issued on
  exercise of share options....       --             --           --           3           --               --            3
Shares issued to acquire
  Flextech Plc net of issue
  costs........................       60             --           --       1,873           --               --        1,933
Accrued share based
  compensation cost............       --             --           --           5           --               --            5
Unrealised gain on deemed
  disposal of shares in an
  affiliate....................       --             --           --           7           --               --            7
Net loss.......................       --             --           --          --           --             (755)        (755)
                                     ---      ---------    ---------       -----          ---           ------       ------
BALANCE AT DECEMBER 31, 2000...      288              6           (2)      4,216           --           (2,363)       2,145
Unrealised gain/(loss) on
  derivative financial
  instruments:
  Cumulative effects of
    accounting change..........       --             --           --          --          (16)              --          (16)
  Amounts reclassified into
    earnings...................       --             --           --          --           (5)              --           (5)
  Current period increase in
    fair value.................       --             --           --          --           57               --           57
Net loss.......................       --             --           --          --           --           (1,741)      (1,741)
                                                                                                                     ------
TOTAL COMPREHENSIVE LOSS.......                                                                                      (1,705)
Unrealised gain on deemed
  partial disposal of
  investment...................       --             --           --          --            1               --            1
Ordinary shares issued on
  exercise of share options....        1             --            1           6           --               --            8
Gain on retranslation of
  investment in an overseas
  subsidiary...................       --             --           --           1           --               --            1
Redesignation of ordinary
  shares.......................       (2)             2           --          --           --               --           --
Accrued share based
  compensation cost............       --             --           --           1           --               --            1
                                     ---      ---------    ---------       -----          ---           ------       ------
BALANCE AT DECEMBER 31, 2001...      287              8           (1)      4,224           37           (4,104)         451
Unrealised gain/(loss) on
  derivative financial
  instruments:
Amounts reclassified into
  earnings.....................       --             --           --          --          (48)              --          (48)
Net loss.......................       --             --           --          --           --           (2,776)      (2,776)
                                                                                                                     ------
TOTAL COMPREHENSIVE LOSS.......                                                                                      (2,824)
Accrued share based
  compensation (credit)/cost...       --             --            1          (1)          --               --           --
                                     ---      ---------    ---------       -----          ---           ------       ------
BALANCE AT DECEMBER 31, 2002...      287              8           --       4,223          (11)          (6,880)      (2,373)
                                     ---      ---------    ---------       -----          ---           ------       ------

    There was no other comprehensive income in the year ended December 31, 2000.

        See accompanying notes to the consolidated financial statements.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 ORGANIZATION AND HISTORY

    Telewest Communications plc ("the Company") and its subsidiary undertakings (together "the Group") provide cable television, telephony and internet services to business and residential customers in the United Kingdom ("UK"). The Group derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Group derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. The Group derives its internet revenues from installation fees and monthly subscriptions to its ISP. The cable television, telephony and internet services account in 2002 for approximately 26%, 61% and 5%, respectively, of the Group's revenue.

    The Group is also engaged in broadcast media activities, being the supply of entertainment content, interactive and transactional services to the UK pay-TV broadcasting market. The Content Division accounts in 2002 for approximately 8% of the Group's revenue.

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

    The financial statements are prepared on a going concern basis, which the directors believe to be appropriate for the following reasons:

    Following the directors' decision on September 30, 2002 not to pay the interest on certain of the Group's bonds and other hedging instruments, the Group is now in default of a majority of its bonds and its Senior Secured Facility.

    These liabilities are now due for repayment in full and the Group is negotiating with its bondholder creditors ('the Scheme Creditors') and bank facility creditors ('Senior Lenders') to effect a reorganization of the Group's debt. This will involve, inter alia, the conversion of bond debt to equity and the renegotiation of existing bank facilities. The directors believe the amended facilities will provide the Group with sufficient liquidity to meet the Group's funding needs after completion of the Financial Restructuring. Further details of the planned Financial Restructuring are included in note 25.

    In order for the Financial Restructuring to be effective, the Scheme Creditors need to approve the plans by the relevant statutory majority. In addition, the Group's shareholders need to approve the proposed share capital reorganization.

    The directors are of the opinion that the status of negotiations of the financial restructuring will lead to a successful outcome and that this is sufficient grounds for issuing the annual accounts under the assumption of going concern.

    The effect on the financial statements as presented, of the going concern basis of preparation being inappropriate, is principally that the book value of tangible fixed assets and investments would be

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2 BASIS OF PREPARATION (CONTINUED)
restated from their present value in use to a net realizable value. Whilst the directors believe that their net realizable values would be lower than the current value in use there is insufficient information available for the directors to quantify the difference.

    The Group faces the following significant risks and uncertainties about:

    - its continued ability to raise finance to fund its operations;

    - its successful execution of its long term business plan, which in turn will affect the Group's ability to raise further finance under the Senior Secured Facility (see note 15); and

    - the need to meet financial and other covenants relating to debt instruments which have already been issued.

    The economic environment and currency in which the Group operates is the UK and hence its reporting currency is Pounds Sterling (L). Certain financial information for the year ended December 31, 2002 has been translated into US Dollars ($), with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.6095 =L1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 2002. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

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

IMPAIRMENT OF LONG LIVED ASSETS AND GOODWILL

    The Group applies Statement of Financial Accounting Standard ("SFAS")
No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Group adopted, from January 1, 2002 SFAS 144 which requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, BUSINESS COMBINATIONS and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires all business combinations undertaken after June 30, 2001 to be accounted for using the purchase method. Under

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SFAS 142, goodwill arising from business combinations and intangible assets with indefinite lives are no longer amortized but are subject to annual review for impairment (or more frequently should indications of impairment arise). Goodwill associated with equity method investments will also no longer be amortized upon adoption of SFAS 142, but will be subject to impairment testing as part of the investment to which it relates in accordance with Accounting Principles Board Opinion No. ("APB") 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Separable intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives and will be subject to review for impairment in accordance with SFAS 144 (see below). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Group was required to adopt SFAS 142 effective January 1, 2002. As of January 1, 2002 the Group had L2,199 million of unamortized goodwill, L1,892 million of which related to business combinations and L307 million of which related to equity method investments.

    Impairment under SFAS 142 is measured using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower, then the second step compares the implied fair value of the goodwill with its carrying value to determine the amount of the impairment. The adoption of SFAS 142 on January 1, 2002 had no impact on the Company's financial position or results of operations. As required by SFAS 142, the standard has not been retroactively applied to the results for the period prior to adoption.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash.

DERIVATIVES AND HEDGING

    At January 1, 2001 the Company adopted SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES as amended by SFAS 137 and SFAS 138. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition at fair value of all derivative instruments as assets or liabilities in the Company's balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated a hedge and if so, the type of hedge and its effectiveness as a hedge.

    For derivatives, which are not designated as hedges, changes in fair value are recorded immediately in earnings.

    For derivatives designated as cash flow hedges, changes in fair value on the effective portion of the hedging instrument are recorded within other comprehensive income ("OCI") until the hedged transaction occurs and are then recorded within earnings. Changes in the ineffective portion of a hedge are recorded in earnings. For derivatives designated as fair value hedges, changes in fair value are recorded in earnings. The Group has not, however, had any fair value hedges since the adoption of SFAS 133.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Group discontinues hedge accounting for derivative financial instruments when it is determined that the derivative instrument is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative instrument expires or is sold; the derivative instrument is no longer designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or its management determines that designation of the derivative instrument as a hedging instrument is no longer appropriate. The tests for determining the effectiveness of a cash flow hedge compare on a strict basis the amount and timing of cash flows on the underlying economic exposure with the cash flows of the derivative instrument.

    Upon discontinuation of cash flow hedge accounting, the net gain or loss attributable to the hedging instrument, which has been reported in OCI to the date of discontinuation, continues to be reported in OCI until the date the hedged transaction impacts earnings. This occurs unless it is probable that the hedged transaction will not occur by the end of the originally specified time period. If the hedged transaction is not expected to occur, the net gain or loss is reclassified from OCI to earnings upon discontinuation.

    Prior to adoption of SFAS 133 the Group had the following accounting policies in respect of financial instruments. Foreign currency forward contracts, options and swaps, which were used to reduce the exchange risk on the principal amounts and early call premiums on certain foreign currency borrowings, were recorded on the balance sheet at their fair value. Gains and losses arising from changes in fair value were recorded concurrently within earnings. Such gains and losses were offset by gains and losses arising from retranslating the principal amounts of the foreign currency borrowings.

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

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Group reviews the carrying values of its investments in affiliates, including any associated goodwill, to ensure that the carrying amount of such investments are stated at no more than their recoverable amounts. The Group assesses the recoverability of its investments by determining whether the carrying value of the investments can be recovered through projected discounted future operating cash flows (excluding interest) of the operations underlying the investments. The assessment of the recoverability of the investments will be impacted if projected future operating cash flows are not achieved. The amount of impairment, if any, is measured based on the projected discounted future operating cash flows using a rate commensurate with the risks associated with the assets.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. The amount of advertising costs expensed was L52 million, L48 million, and L38 million for the years ended December 31, 2002, 2001, and 2000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal instalments over their estimated useful economic lives as follows:

Freehold and long leasehold buildings.......................    50 years
Cable and ducting...........................................    20 years
Electronic equipment
  System electronics........................................     8 years
  Switching equipment.......................................     8 years
  Subscriber electronics....................................     5 years
  Headend, studio, and playback facilities..................     5 years
Other equipment
  Office furniture and fittings.............................     5 years
  Motor vehicles............................................     4 years

    The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems in accordance with SFAS 51 FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES. Initial subscriber installation costs are capitalized and depreciated over the life of the network.

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

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCIES

    Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange prevailing at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

REVENUE RECOGNITION

    Revenues are recognized as network communication services are provided. Credit risk is managed by disconnecting services to customers who are delinquent. Connection and activation fees relating to cable television, telephony and internet are recognized in the period of connection to the extent that such fees are less than direct selling costs. Any excess connection and activation fees over direct selling costs incurred are deferred and amortized over the expected customer life.

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

    Programming revenues are recognized in accordance with Statement of Position ("SOP") 00--2, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

RECOGNITION OF CONTRACT COSTS

    Certain of the sales of network capacity referred to above involve the Group constructing new capacity. Where the Group retains some of this new capacity, either for subsequent resale or for use within the business, then an element of the construction costs is retained within inventory or equipment, respectively. The allocation of construction cost between costs expensed to the statement of operations and costs capitalized within inventory or equipment is based upon the ratio of capacity to be sold and to be retained.

PENSION COSTS

    The Group operates a defined contribution scheme (the Telewest Communications plc Pension Trust) or contributes to third-party schemes on behalf of employees. The amount included in expenses in 2002, 2001 and 2000 of L11 million, L10 million and L8 million, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

INCOME TAXES

    Under the asset and liability method of SFAS 109 Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

    The Group recognises deferred tax assets only where it is more likely than not that the benefit will be realized through future taxable income. Otherwise a valuation allowance is established to provide against deferred tax assets.

SHARE-BASED COMPENSATION

    SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation costs for share-based employee compensation plans at fair value. The Group has chosen to continue to account for share-based compensation using the intrinsic value method prescribed in APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Accordingly, compensation cost for fixed plan share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. Compensation cost for variable plan share options is measured each period using the intrinsic value method until the variable or performance features of the plan become fixed. Compensation expense is recognized over the applicable vesting period.

    Shares purchased by the trustees in connection with the Telewest Restricted Share Scheme and certain LTIP awards, are valued at cost and are reflected as a reduction of shareholders' equity in the consolidated balance sheet. This equity account is reduced when the shares are issued to employees based on the original cost of the shares to the trustees.

EARNINGS PER SHARE

    Basic earnings per share has been computed by dividing net loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share is computed by adjusting the weighted average number of ordinary shares outstanding during the year for all dilutive potential ordinary shares outstanding during the year and adjusting the net loss for any changes in income or loss that would result from the conversion of such potential ordinary shares. There is no difference in net loss and number of shares used for basic and diluted net loss per ordinary share, as potential ordinary share equivalents for employee share options and convertible debt are not included in the computation as their effect would be to decrease the loss per share. The number of potential ordinary shares was 393 million, 393 million and 464 million in 2002, 2001 and 2000, respectively.

INVENTORIES

    Inventories of equipment, held for use in the maintenance and expansion of the Group's telecommunications systems, are stated at cost, including appropriate overheads, less provision for deterioration and obsolescence. Network capacity and ducting held for resale are stated at the lower of cost and net realizable value.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS APPLICABLE TO THE GROUP

SFAS 143 ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

    In July 2001, the FASB issued SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Group does not believe the adoption of SFAS 143 will have a material impact on the financial statements.

SFAS 145 RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB 13, AND TECHNICAL CORRECTIONS

    In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB 13, and Technical Corrections". SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Group has adopted this standard from January 1, 2002 and reclassified L15 million from extraordinary items to expense for the year ended December 31, 2001. No material adjustments have been required in 2002.

SFAS 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 applies to costs associated with an exit activity that do not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Group has not yet determined the impact, if any, the adoption of this standard will have on its financial position or results of operations.

SFAS 148 ACCOUNTING FOR STOCK BASED COMPENSATION--TRANSITION AND DISCLOSURE

    An amendment of SFAS 123 is effective for the Group for the year ended December 31, 2002. SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results and that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Group has adopted the disclosure provisions of the Statement in these financial statements. The Group has not adopted the fair value based method of accounting for stock-based employee

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) compensation and still accounts for these in accordance with APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

OTHER NEW STANDARDS

    In November 2002, the Emerging Issues Task Force issued its consensus on EITF 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES (EITF 00-21) on an approach to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. According to the EITF, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis,
(2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration should be allocated to the separate units of accounting based on their relative fair values. The guidance in this Issue is effective for revenue arrangements entered into in fiscal beginning after June 15, 2003. The Group believes that the adoption of EITF 00-21 will not have a material impact on the Group's financial statements.

    In November 2002, the FASB issued FASB Interpretation 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ('FIN 45'), which addresses the disclosure to be made by a guarantor in its financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Group has adopted the disclosure requirements and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the company has not entered into or modified guarantees.

    In January 2003, the FASB issued FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46) which interprets Accounting Research Bulletin (ARB) 51, CONSOLIDATED FINANCIAL STATEMENTS. FIN 46 clarifies the application of ARB 51 with respect to the consolidation of certain entities (variable interest entities--'VIEs') to which the usual condition for consolidation described in ARB 51 does not apply because the controlling financial interest in VIEs may be achieved through arrangements that do not involve voting interests. In addition, FIN 46 requires the primary beneficiary of VIEs and the holder of a significant variable interest in VIEs to disclose certain information relating to their involvement with the VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Group does not believe that the impact the adoption of FIN 46 will have a material effect on its financial statements.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 FINANCIAL INSTRUMENTS

    The Group holds derivative financial instruments solely to hedge specific risks and does not hold such instruments for trading purposes. The derivatives are held to hedge against the variability in cash flows arising from the effect of fluctuations of GBP:USD exchange rate on the Group's US Dollar-denominated debt and from changes in interest rates on its variable rate bank debt.

    The Group maintains risk management control systems to monitor currency exchange and interest rate risk attributable to forecasted debt principal payments and interest rate exposure.

CASH FLOW HEDGES

HEDGES OF US DOLLAR DENOMINATED DEBT

    The Group has issued US Dollar denominated debt instruments with a range of maturities. The Group previously hedged the principal amounts of these instruments up to their first call dates or other such dates where the Group may at its option redeem the instrument before maturity.

    The Group has increased its foreign exchange risk since the discontinuation of hedge accounting as described below. The Group continues to monitor this risk until the Financial Restructuring is complete when the US Dollar-denominated debt instruments will be swapped for equity and the foreign exchange risk is minimised.

    In the three-month period ended March 31, 2002, the Group determined that it was probable that forecasted future prepayments of principal against outstanding US dollar-denominated debt would not occur. Accordingly, the cumulative adjustment in OCI of L53 million resulting from marking to market the derivative instruments has been reclassified from OCI to foreign exchange gains in the Statement of Operations. Subsequent adjustments of the carrying value of these instruments to fair value are taken directly to the Statement of Operations as incurred.

    In the nine-month period ended September 30, 2002, the Group had the ability to terminate in-the-money derivative contracts that fluctuate in value. Such derivative contracts hedged our exposure to fluctuations in the US dollar/pound sterling exchange rates on the Group's US dollar-denominated debt. In
March 2002, the Group terminated certain of these derivative contracts with a nominal value of $999 million (L688 million), netting L74 million cash inflow. In May 2002 the Group terminated further derivative contracts with a nominal value of $367 million (L253 million) realizing an additional L30 million cash inflow. In the three-month period ended September 30, 2002, the Group terminated arrangements with a nominal value of $2.3 billion (approximately L1.5 billion). Contracts with a nominal value of $1 billion were settled in cash resulting in an outflow of L28 million. The remaining contracts with a nominal value of $1.3 billion have yet to be settled for a total cost of L33 million of which L19 million was due on October 1, 2002, but the Company deferred such payment and is considering the payment in the context of its Financial Restructuring.

    During the twelve-month period ended December 31, 2002, the Group recorded a net L48 million transfer from cumulative OCI to the Statement of Operations arising from the dedesignation of derivative contracts as ineffective hedges, as described above. In the 12-month period ended December 30, 2001, the Group recorded a L36 million gain in fair value to cumulative OCI, consisting of a loss of L25 million to short-term derivative liabilities and a L61 million gain to long-term derivative assets.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 FINANCIAL INSTRUMENTS (CONTINUED)
HEDGES OF VARIABLE RATE DEBT

    As described in note 15 to the consolidated financial statements, the Group has a Senior Secured Facility with a syndicate of banks and a further amount from an Institutional Tranche ("Institutional Tranche"). Draw downs under the Senior Secured Facility and the Institutional Tranche bear interest at 0.75% to 2.00% above LIBOR and up to 4% above LIBOR respectively, so the Group is exposed to variable cash flows arising from changes in LIBOR. The Group hedges these variable cash flows by the use of interest rate swaps. The interest rate swaps can be summarised as follows:

                                                   NOTIONAL
EFFECTIVE DATES               MATURITIES           PRINCIPAL             RECEIVES                 PAYS
---------------         ----------------------   -------------   -------------------------  ----------------
 1/2/1997 - 7/1/2002    12/31/2003 - 3/31/2005          L900m          6-month LIBOR        5.475% - 7.3550%

    In June 2002, the Group reviewed the effectiveness as hedges of the derivative instruments hedging our exposure to fluctuations in interest rates on its long-term bank debt. The review concluded that continued designation of these instruments as hedges was no longer appropriate and hedge accounting was discontinued with immediate effect. The dedesignation of these instruments as hedges resulted in a transfer of L7 million from cumulative OCI to interest expense within the Statement of Operations. Any movements in the value of the derivatives after June 2002 are recorded within interest expense.

    The Group continues to hedge some of its interest rate risk on its Senior Secured Facility through the use of interest rate swaps. The purpose of the derivative instruments is to provide a measure of stability over the Company's exposure to movements in sterling interest rates on its sterling denominated bank debt.

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

    At December 31, 2002 the Group's significant financial instruments include cash and cash equivalents, trade receivables, interest rate swaps, trade payables and short-term and long-term debt instruments. The following table summarizes the fair value of certain instruments held by and obligations of the Group. The fair value of the other financial instruments held by the Group

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 FINANCIAL INSTRUMENTS (CONTINUED)
approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table:

                                                                 AT                               AT
                                              CARRYING    DECEMBER 31, 2002    CARRYING    DECEMBER 31, 2001
                                               AMOUNT        FAIR VALUE         AMOUNT        FAIR VALUE
                                             L MILLION        L MILLION       L MILLION        L MILLION
                                             ----------   -----------------   ----------   -----------------
FINANCIAL INSTRUMENTS--ASSETS
Foreign exchange forward contracts.........        --              --              131             131
Foreign currency swaps.....................        --              --               15              15
                                                -----           -----            -----           -----
FINANCIAL INSTRUMENTS--LIABILITIES
Interest rate swap agreements..............       (34)            (34)             (25)            (25)
Foreign exchange forward contracts.........        --              --               (4)             (4)
DEBT OBLIGATIONS
Accreting Convertible Notes 2003...........       282             282              268             268
Senior Convertible Notes 2005..............       311             130              344             234
Senior Debentures 2006.....................       186              39              206             155
Senior Convertible Notes 2007..............       300              63              300             174
Senior Discount Debentures 2007............       955             200            1,059             803
Senior Notes 2008..........................       217              46              226             185
Senior Discount Notes 2009.................       563             108              505             308
Senior Notes 2010..........................       394              83              378             315
Senior Discount Notes 2010.................       222              46              185             136
Senior Secured Facility....................     2,000           2,000            1,360           1,360
Other debt.................................        20              20               66              66
                                                -----           -----            -----           -----

    The estimated fair values of the financial instruments specified above are based on quotations received from independent, third party financial institutions and represent the net amounts receivable or payable to terminate the position. The estimated fair values of the Debentures and Notes are also based on quotations from independent third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

    Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates.

    As described above, the Group terminated its portfolio of derivative financial instruments which were used to hedge its exposure to fluctuations in the USD: GBP exchange rate. Consequently the Group is exposed to fluctuations in the value of its US Dollar denominated debt obligations.

    Generally, the Group is not exposed to such market risk arising on its interest rate derivative financial instruments because gains and losses on the underlying assets and liabilities offset gains and losses on the financial instruments.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 FINANCIAL INSTRUMENTS (CONTINUED)
    The Group may be exposed to potential losses due to the credit risk of non-performance by the financial institution counterparties to its portfolio of derivative financial instruments. However such losses are not anticipated as these counterparties are major international financial institutions and the portfolio is spread over a wide range of institutions.

    Temporary cash investments also potentially expose the Group to concentrations of credit risk, as defined by SFAS 133. At December 31, 2002 the Group had L160 million on deposit with a major international financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group's customer base.

5 IMPAIRMENT OF ASSETS

    During the year ended December 31, 2002, the Group undertook an impairment review of its network assets, of goodwill arising on recent acquisitions and of its investments in affiliates acquired in recent years. The review covered the Cable and Content Divisions. The principal reasons for the review were: a share price decline indicative of a fall in the values of the underlying assets and a softening of the ad-sales market, declining revenue growth and a lower than expected customer take up of additional services.

    The review found evidence of impairment in the value of goodwill arising on the core Cable and Content business and in the value of the affiliated undertaking UKTV. The carrying amount of goodwill, fixed assets and the investments in the affiliated undertakings were written down to fair value, resulting in a charge of L1,445 million against goodwill, an impairment of L841 million against fixed assets and a charge of L88 million against the investments in affiliated undertakings. These charges have been included in the statement of operations within impairment of goodwill, impairment of fixed assets and share of net losses of affiliates and impairment,respectively. The estimated fair value of the goodwill and the investment in UKTV was based on projected future cash flows at a post-tax discount rate of 11.5% which the Group believes is commensurate with the risks associated with the assets. The projected future cash flows were determined using the company's ten-year plan for the business, with a terminal value which takes into account analysts' and other published projections of future trends across pay TV platforms, including the total television advertising market.

6 BUSINESS COMBINATIONS

    On May 30, 2001, the Group acquired 51% of the issued share capital of Rapid Travel Solutions Limited ("Rapid Travel") and was granted a series of call options by, and granted a series of put options to, the vendors in respect of the balance of 49%. Assuming that either party exercises these options, the Group will acquire the remainder of the share capital in tranches ending on November 30, 2003 for total consideration of L4 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill arising on the acquisition was L7 million.

    If the Group had acquired Rapid Travel at the beginning of 2000 and 2001, the Group's results would not have been materially different from the actual results as disclosed in these financial statements.

    On April 19, 2000 the Company acquired the entire issued share capital of Flextech Plc ("Flextech"), a company engaged in broadcast media activities, for a total consideration of

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6 BUSINESS COMBINATIONS (CONTINUED)
L1,978 million. This comprised 601 million shares of 10p each and acquisition costs of L31 million. The value attributed to the shares issued was 323.85p per share, being the average share market price for a five day period around December 17, 2000, the day the terms of the acquisitions were agreed to and announced. The acquisition was accounted for using the purchase method of accounting. The goodwill arising on acquisition of Flextech was L1,382 million. As described in note 5, the Group has undertaken an impairment review of goodwill. As a result of the review, a charge of L413 million has been made.

    On November 1, 2000 the Company acquired the entire issued share capital of Eurobell (Holdings) PLC ("Eurobell"), from Deutsche Telekom ("DT") and agreed to pay initial and deferred consideration to DT, (as discussed below), in the form of 5% Accreting Convertible Notes due 2003. The aggregate principal amount of such Notes, following agreement of the deferred consideration is L254 million. The terms of the Accreting Convertible Notes are described in note 15 to these financial statements.

    Upon completion of the acquisition, the Company issued a L220 million Accreting Convertible Note to DT in consideration for:

    - Eurobell's entire issued share capital, L72 million

    - the assignment of an inter-company loan previously owed by Eurobell to DT, L128 million, and

    - a cash payment remitted to Eurobell by DT shortly after the acquisition, L20 million.

    Subsequently, on January 15, 2001 DT remitted a further cash payment, L30 million, to Eurobell and the Company issued an additional Accreting Convertible Note to DT for L30 million.

    In addition under the terms of the acquisition, the Company was obliged to provide deferred consideration, contingent on Eurobell's turnover for the year ended December 31, 2000 exceeding a certain target. As a result, an additional L3.5 million Accreting Convertible Note, dated April 2, 2001 was issued to DT. This deferred consideration was accrued for at December 31, 2000.

    Goodwill of L1 million arose on the acquisition.

    If the Company had acquired Flextech and Eurobell on January 1, 2000 the Group's net loss of L755 million and loss per share of L0.28 would have been L820 million and L0.28, respectively.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7 SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

    Cash paid for interest was L287 million, L335 million and L164 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    During 2002 there were no significant non-cash investing activities. The amounts stated for 2001 represent the purchase of Rapid Travel. The amounts stated for 2000 represent the purchase of Flextech and Eurobell. These transactions are described in note 6 to the consolidated financial statements.

                                                           YEAR ENDED DECEMBER 31
                                                    ------------------------------------
                                                       2002         2001         2000
                                                    L MILLION    L MILLION    L MILLION
                                                    ----------   ----------   ----------
Acquisitions:
Assets............................................       --             1        1,104
Liabilities assumed...............................       --            (2)        (172)
Debt assumed......................................       --            --         (261)
                                                        ---         -----        -----
Net (liabilities)/assets (contributed)/ assumed...       --            (1)         671
Less:
Goodwill arising..................................       --             7        1,383
                                                        ---         -----        -----
                                                         --             6        2,054
                                                        ---         -----        -----
Share consideration/capital contribution..........       --            --        1,946
Debt consideration................................       --            --           75
Purchase of shares................................       --             2           --
Option consideration..............................       --             4           --
Direct costs of acquisition.......................       --            --           33
                                                        ---         -----        -----
                                                         --             6        2,054
                                                        ---         -----        -----

    In 2002 the Group entered into capital lease obligations with a total capital value of L17 million. The Group entered into no vendor financing arrangements during the year, but had a remaining financed balance of L11 million at December 31, 2002. At December 31, 2002, the Group had accrued a further L57 million of capital expenditure for property and equipment.

8 OTHER RECEIVABLES

                                                                AT DECEMBER 31
                                                            -----------------------
                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
Interconnection receivables...............................       7             2
Accrued income............................................      32            68
Other.....................................................      29            27
Foreign currency swap.....................................      --            15
                                                                --           ---
                                                                68           112
                                                                --           ---

    Accrued income primarily represents telephone calls made by Cable Division subscribers and income accrued under Business Services Division contracts that have not been billed as at the accounting period end.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9 INVESTMENTS

    The Group has investments in affiliates accounted for under the equity method at December 31, 2002 and 2001 as follows:

                                                                   PERCENTAGE
                                                                  OWNERSHIP AT
                                                                  DECEMBER 31
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Front Row Television Limited................................    50.0%       50.0%
UKTV........................................................    50.0%       50.0%
Blue Yonder Workwise Limited................................      --        70.0%
SMG.........................................................      --        16.9%

    During the year Blue Yonder Workwise Limited became a wholly owned subsidiary of the Group. No goodwill arose on the acquisition.

    Summarized combined financial information for such affiliates which operate principally in the cable television, broadcasting and interactive media industries is as follows:

                                                                AT DECEMBER 31
                                                            -----------------------
                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
COMBINED FINANCIAL POSITION
Current assets............................................       61          162
Property and equipment, net...............................       --           54
Intangible assets, net....................................       --          112
Other assets, net.........................................       31            7
                                                               ----         ----
Total assets..............................................       92          335
                                                               ----         ----
Current liabilities.......................................       42          133
Debt......................................................      176           66
Other liabilities.........................................       --          557
Owners' equity............................................     (126)        (421)
                                                               ----         ----
Total liabilities and equity..............................       92          335
                                                               ----         ----

                                                           YEAR ENDED DECEMBER 31
                                                    ------------------------------------
                                                       2002         2001         2000
                                                    L MILLION    L MILLION    L MILLION
                                                    ----------   ----------   ----------
COMBINED OPERATIONS
Revenue...........................................      128          408          406
Operating expenses................................     (103)        (324)        (343)
                                                       ----         ----         ----
Operating profit..................................       25           84           63
Interest expense..................................      (12)         (38)         (30)
                                                       ----         ----         ----
Net profit........................................       13           46           33
                                                       ----         ----         ----

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9 INVESTMENTS (CONTINUED)

                                                                AT DECEMBER 31
                                                            -----------------------
                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
THE GROUP'S INVESTMENTS IN AFFILIATES ARE COMPRISED AS
  FOLLOWS:
Goodwill..................................................       --           27
Loans.....................................................      208          260
Share of net assets.......................................      168          260
                                                                ---          ---
                                                                376          547
                                                                ---          ---

    On September 4, 2002 the investment in SMG plc, a listed investment in an associated undertaking, was reclassified as a current asset investment at net realisable value. This resulted in L42 million being written off the carrying value of the investment. The investment in SMG plc was subsequently sold in November 2002 realising a gain of L1 million.

10 PROPERTY AND EQUIPMENT

                                                                CABLE AND    ELECTRONIC     OTHER
                                         LAND      BUILDINGS     DUCTING     EQUIPMENT    EQUIPMENT      TOTAL
                                      L MILLION    L MILLION    L MILLION    L MILLION    L MILLION    L MILLION
                                      ----------   ----------   ----------   ----------   ----------   ----------
ACQUISITION COSTS
Balance at January 1, 2002..........       6          133         3,186         1,424        597          5,346
Additions...........................      --            7           269           135         50            461
Disposals...........................      --           (2)           --            --        (11)           (13)
Balance at December 31, 2002........       6          138         3,455         1,559        636          5,794
                                          --          ---         -----         -----        ---          -----
ACCUMULATED DEPRECIATION
Balance at January 1, 2002..........      --           45           894           661        273          1,873
Charge for the year.................      --           10           159           223        103            495
Impairment..........................      --           39           678            90         34            841
Disposals...........................      --           (2)           --            --        (11)           (13)
                                          --          ---         -----         -----        ---          -----
Balance at December 31, 2002........      --           92         1,731           974        399          3,196
                                          --          ---         -----         -----        ---          -----
2002 NET BOOK VALUE.................       6           46         1,724           585        237          2,598
                                          --          ---         -----         -----        ---          -----
ACQUISITION COSTS
Balance at January 1, 2001..........       6          119         2,630         1,393        552          4,700
Additions...........................      --           14           556            31         52            653
Disposals...........................      --           --            --            --         (7)            (7)
                                          --          ---         -----         -----        ---          -----
Balance at December 31, 2001........       6          133         3,186         1,424        597          5,346
                                          --          ---         -----         -----        ---          -----
ACCUMULATED DEPRECIATION
Balance at January 1, 2001..........      --           35           546           605        225          1,411
Charge for the year.................      --           10           348            56         55            469
Disposals...........................      --           --            --            --         (7)            (7)
                                          --          ---         -----         -----        ---          -----
Balance at December 31, 2001........      --           45           894           661        273          1,873
                                          --          ---         -----         -----        ---          -----
2001 NET BOOK VALUE.................       6           88         2,292           763        324          3,473
                                          --          ---         -----         -----        ---          -----

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10 PROPERTY AND EQUIPMENT (CONTINUED)
    Cable and ducting consists principally of civil engineering and fiber optic costs. In addition, cable and ducting includes net book value of pre-construction and franchise costs of L18 million and L14 million as of December 31, 2002 and 2001, respectively. Electronic equipment includes the Group's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures and leasehold improvements.

11 VALUATION AND QUALIFYING ACCOUNTS

                                                                             ADDITIONS
                                                                             CHARGED TO
                                               BALANCE AT   ACQUISITION OF   COSTS AND                  BALANCE AT
                                               JANUARY 1     SUBSIDIARIES     EXPENSES    DEDUCTIONS   DECEMBER 31
                                               L MILLION      L MILLION      L MILLION    L MILLION     L MILLION
                                               ----------   --------------   ----------   ----------   ------------
2002  Deferred tax valuation allowances......      901                --        382            --          1,283
      Allowance for doubtful accounts........       16                --         --            (4)            12
                                                   ---         ---------        ---           ---          -----
2001  Deferred tax valuation allowances......      733                --        168            --            901
      Allowance for doubtful accounts........       19                --          3            (6)            16
                                                   ---         ---------        ---           ---          -----
2000  Deferred tax valuation allowances......      491                38        204            --            733
      Allowance for doubtful accounts........       13                 5         14           (13)            19
                                                   ---         ---------        ---           ---          -----

12 OTHER ASSETS

    The components of other assets, net of amortization, are as follows:

                                                                AT DECEMBER 31
                                                            -----------------------
                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
Deferred financing costs of debentures....................      11           22
Deferred financing costs of Senior Secured Facility.......      29           36
                                                                --           --
                                                                40           58
                                                                --           --

13 INVENTORY

                                                                AT DECEMBER 31
                                                            -----------------------
                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
Raw materials and consumables.............................       --           1
Inventories of spare capacity and duct held for resale....        4          36
Programming inventory.....................................       24          30
                                                                ---          --
                                                                 28          67
                                                                ---          --

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14 OTHER LIABILITIES

    Other liabilities are summarized as follows:

                                                                AT DECEMBER 31
                                                            -----------------------
                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
Deferred income...........................................      111          114
Accrued construction costs................................       64           67
Accrued programming costs.................................       21           24
Accrued interconnect costs................................       17           39
Accrued interest..........................................      220          111
Accrued staff costs.......................................       10           35
Accrued expenses..........................................       42           41
Other liabilities.........................................      146           93
                                                                ---          ---
                                                                631          524
                                                                ---          ---

15 DEBT

    Debt is summarized as follows at December 31, 2002 and 2001:

                                                         WEIGHTED AVERAGE
                                                          INTEREST RATE                   2002         2001
                                                2002           2001           2000     L MILLION    L MILLION
                                              --------   ----------------   --------   ----------   ----------
Accreting Convertible Notes 2003............        5%             5%             5%        282          268
Senior Convertible Notes 2005...............        6%             6%             6%        311          344
Senior Debentures 2006......................    9.625%         9.625%         9.625%        186          206
Senior Convertible Notes 2007...............     5.25%          5.25%          5.25%        300          300
Senior Discount Debentures 2007.............       11%            11%            11%        955        1,059
Senior Notes 2008...........................    11.25%         11.25%         11.25%        217          226
Senior Discount Notes 2009..................     9.25%          9.25%          9.25%        287          261
Senior Discount Notes 2009..................    9.875%         9.875%         9.875%        276          244
Senior Notes 2010...........................    9.875%         9.875%         9.875%        394          378
Senior Discount Notes 2010..................   11.375%        11.375%        11.375%        222          185
Senior Secured Facility.....................    6.223%         7.265%         7.553%      2,000        1,360
Other debt..................................      6.7%         6.767%         7.432%         20           66
                                               ------         ------         ------       -----        -----
                                                                                          5,450        4,897
                                               ------         ------         ------       -----        -----

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15 DEBT (CONTINUED)
NOTES AND DEBENTURES

                                                              PRINCIPAL                            EARLIEST REDEMPTION   INTEREST
                                                                  M       ORIGINAL MATURITY DATE          DATE             RATE
                                                              ---------   ----------------------   -------------------   --------
Accreting Convertible Notes 2003.................    GBP          294     November 1, 2003         November 1, 2003            5%
Senior Convertible Notes 2005....................    USD          500     July 7, 2005             July 7, 2003                6%
Senior Debentures 2006...........................    USD          300     October 1, 2006          October 1, 2001         9.625%
Senior Convertible Notes 2007....................    GBP          300     February 19, 2007        March 9, 2003            5.25%
Senior Discount Debentures 2007..................    USD        1,537     October 1, 2007          October 1, 2001            11%
Senior Notes 2008................................    USD          350     November 1,2008          November 1, 2003        11.25%
Senior Discount Notes 2009.......................    GBP          325     April 15, 2009           April 15, 2004          9.875%
Senior Discount Notes 2009.......................    USD          500     April 15, 2009           April 15, 2004           9.25%
Senior Notes 2010................................    GBP          180     February 1, 2010         February 1, 2005        9.875%
Senior Notes 2010................................    USD          350     February 1, 2010         February 1, 2005        9.875%
Senior Discount Notes 2010.......................    USD          450     February 1, 2010         February 1, 2005       11.375%

    The Debentures and Notes are unsecured liabilities of the Group.

    The Senior Convertible Notes 2005 are convertible into 114 million ordinary shares of the Group at a conversion price of 288 pence per ordinary share. Conversion is at the holders' option at any time up to the close of business on June 22, 2005. The Senior Convertible Notes 2007 are convertible into
92 million ordinary shares of the Group at a conversion price of 325 pence per ordinary share. Conversion is at the holders' option at any time up to close of business on February 2, 2007. If Notes are called for redemption prior to maturity, each holder has the right to convert Notes into ordinary shares. The Accreting Convertible Notes 2003 are convertible into 162 million ordinary shares of the Group at an initial conversion price of 156.56 pence per ordinary share. Conversion is at maturity at the holder's option, but the Group can elect to settle in cash at any time, in whole but not in part, at 100% of the accreted value provided that for a certain 10 day period prior to redemption, the price per ordinary share has been at least 130% of the average conversion price in effect on each day during the 10 day period.

    On January 15, 2001, DT remitted a cash payment of L30 million to its former subsidiary Eurobell, under the terms of the acquisition of Eurobell by the Company on November 1, 2000. In consideration the Company issued additional Accreting Convertible Notes 2003 for the same amount. In addition, under the terms of the acquisition, the Company was obliged to provide deferred consideration, contingent on Eurobell's turnover for the year ended
December 31, 2000 exceeding a certain target. As a result additional
L3.5 million Accreting Convertible Notes 2003, dated April 2, 2001, were issued to DT.

    The unamortized portion of the discounts on issue on the Senior Discount Notes 2009 and Senior Discount Notes 2010 was L73 million and L58 million respectively. The discount on issue is being amortized up to the first call dates of the bonds, such as to produce a constant rate of return on the carrying amount.

    The indentures under which the Debentures and Notes were issued contain various covenants, which among other things, restrict the ability of the Group to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. As part of its refinancing, the Group elected not to pay: the interest due on October 1, 2002 on its Senior Debentures 2006 and its Senior Discount Debentures 2007; the interest due on November 1 2002 on its Senior Notes 2008; and the interest due on January 7, 2003 on its Senior Convertible Notes 2005. The non payment of interest constitutes a default event under the terms of these four bonds.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15 DEBT (CONTINUED)

SENIOR SECURED FACILITY

    On March 16, 2001 the Group entered into a new senior secured credit facility (the "Senior Secured Facility") with a syndicate of banks for L2 billion, of which L1,855 million was drawn down at December 31, 2002. The Group is also able to raise a further L250m as part of the institutional investors of which L145 million was drawn down at December 31, 2002. The first draw downs under the Senior Secured Facility were used to repay amounts owed under the old senior secured credit facilities.

    Borrowings under the Senior Secured Facility are secured on the assets of the Group including the partnership interests and shares of subsidiaries and bear interest at 0.75% to 2.0% over LIBOR (depending on the ratio of borrowings to quarterly, annualized, consolidated net operating cash flow). Borrowings under the Institutional Tranche bear interest at up to 4% above LIBOR.

    The Senior Secured Facility contains cross default clauses with other debt instruments. As a result of the Group being in default on certain of its Debentures and Notes, it is in default on the Senior Secured Facility.

    The Group is renegotiating its bank facilities and debt financing arrangements. Further details of the Financial Restructuring are included in note 25.

VENDOR FINANCING

    The Group has entered into vendor financing arrangements to fund its purchase of equipment from certain suppliers. Under the terms of these arrangements the Group defers payment for periods up to 36 months. Interest is charged on these arrangements at a rate that is fixed for the life of the arrangements. The balance on these arrangements at December 31, 2002 was L11 million.

SMG LOAN

    On July 11, 2001, the Group entered into a contract with Toronto Dominion Bank ("TD"), whereby TD provided a loan to the Group, in return for security over 55% of the Group's shareholding in SMG plc. The loan was fully repaid during the year following the sale of the Group's investment in SMG.

BANK LOANS

    Bank loans are property loans secured on certain freehold land and buildings held by the Group. The balance at December 31, 2002 was L7 million.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15 DEBT (CONTINUED)
MATURITY PROFILE

    The Maturity Profile of the Group's long-term debt is as follows:

                                                                 2002
                                                              L MILLION
                                                              ----------
2003........................................................     3,652
2004........................................................         1
2005........................................................       316
2006........................................................        --
2007........................................................       300
2008 and thereafter.........................................     1,181
                                                                 -----
                                                                 5,450
                                                                 -----

16 INCOME TAXES

    Loss before income taxes is solely attributable to the UK.

    The provisions for income taxes follow:

                                                       2002         2001         2000
                                                    L MILLION    L MILLION    L MILLION
                                                    ----------   ----------   ----------
Deferred tax benefit..............................      28           70            6
                                                        --           --            --

    A reconciliation of income taxes determined using the statutory UK rate of 30% (2001: 30%) to the effective rate of income tax is as follows:

                                                                       YEAR ENDED
                                                                      DECEMBER 31
                                                             ------------------------------
                                                               2002       2001       2000
                                                                %          %          %
                                                             --------   --------   --------
Corporate tax at UK statutory rates........................    (30)       (30)       (30)
Write down of goodwill.....................................     12         --         --
Change in valuation allowance..............................     14         34         31
                                                               ---        ---        ---
                                                                (4)         4          1
                                                               ---        ---        ---

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16 INCOME TAXES (CONTINUED)
    Deferred income tax assets and liabilities at December 31, 2002 and 2001 are summarized as follows:

                                                               2002         2001
                                                            L MILLION    L MILLION
                                                            ----------   ----------
Deferred tax assets relating to:
Fixed assets..............................................       763         410
Net operating loss carried forward........................       494         465
Other--investments........................................        26          26
                                                              ------        ----
Deferred tax asset........................................     1,283         901
Valuation allowance.......................................    (1,283)       (901)
Investments in affiliates.................................       (85)       (113)
                                                              ------        ----
DEFERRED TAX LIABILITY PER BALANCE SHEET..................       (85)       (113)
                                                              ------        ----

    At December 31, 2002 the Group estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of L1,647 million available to relieve against future profits. This excludes capital allowances on assets which are available to the Group, but have not been claimed.

    A valuation allowance of 100% has been provided due to a history of operating losses and management's belief that the likelihood of realizing the benefit of the deferred tax asset is not more likely than not.

    The NOLs have an unlimited carry forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

17 SHAREHOLDERS' EQUITY

MOVEMENT IN SHARE CAPITAL

    On March 31, 2000 the authorized share capital of the Company was increased to L460 million divided into 4,300 million ordinary shares of 10 pence each and 300 million limited voting convertible ordinary shares of 10p each.

    Between May 5 and July 5, 2000 the Company issued 601 million ordinary shares of 10 pence each in consideration for the entire issued share capital of Flextech. Also in 2000, 4 million ordinary shares of 10 pence each were issued in consideration of L4.6 million on exercise of employee share options.

    During 2001 the Company issued 7 million ordinary shares of 10 pence each upon exercise of employee share options. Total consideration received was L6 million. In addition the Company redesignated 20 million ordinary shares of 10p each into 20 million limited voting convertible ordinary shares of 10 pence each.

LIMITED VOTING CONVERTIBLE ORDINARY SHARES

    The ordinary shares and the limited voting convertible ordinary shares have the same rights, except that the limited voting convertible ordinary shares do not confer the right to vote on resolutions to

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17 SHAREHOLDERS' EQUITY (CONTINUED)
appoint, reappoint, elect or remove directors of Telewest. No application will be made for the limited voting convertible ordinary shares to be listed or dealt in on any stock exchange. Holders of limited voting convertible ordinary shares are entitled to convert all or some of their limited voting convertible ordinary shares into fully paid ordinary shares, provided that the conversion would not result in a change of control of the Company for the purposes of the indentures governing certain Notes and Debentures. The limited voting convertible ordinary shares are convertible into ordinary shares at the Company's option at any time, subject to certain conditions. The sole holders of the limited voting convertible ordinary shares are Liberty Media and Microsoft.

    Members of the Liberty Media Group and/or the Microsoft Group can redesignate all or any of their ordinary shares into limited voting convertible ordinary shares. This is to ensure that, on any future purchase of ordinary shares by members of the Microsoft Group and/or members of the Liberty Media Group, they will, at that time, be able to re-designate such number of their then existing holding of ordinary shares so as to avoid a change of control of the Company for the purposes of the Notes and Debentures.

    Future purchases of ordinary shares and/or limited voting convertible ordinary shares by members of the Liberty Media Group and/or the Microsoft Group will, however, be subject to Rule 9 of the UK's City Code on Take overs and Mergers because both classes of shares are treated as voting shares for that purpose. Under Rule 9, when any person acquires, whether by a series of transactions over a period of time or not, shares which (taken together with shares held or acquired by persons acting in concert with him) carry 30% or more (but less than 50%) of the voting rights of a public company, that person is normally required to make a general offer to shareholders for the entire share capital of the company then in issue. Any person, or group of persons acting in concert, owning shares carrying 50% or more of the voting rights of a public company, subject to their own individual limits, is free to acquire further shares in that public company without giving rise to the requirement to make a general offer for the entire issued share capital of that company.

    In May 2001, Liberty Media increased its shareholding in the Company as result of the purchase of 20 million ordinary shares of 10 pence each. Prior to the increase in shareholding, Liberty Media redesignated 20 million ordinary shares of 10 pence each as limited voting convertible ordinary shares of 10 pence each. As a result Liberty Media and Microsoft's combined shareholdings remained below 50% of the issued ordinary share capital, above which level a change of control for the purposes of the Group's debt securities may occur.

18 SHARE-BASED COMPENSATION PLANS

    At December 31, 2002, the Company operated five types of share-based compensation plans: the Executive Share Option Schemes, the Sharesave Schemes, the Telewest Restricted Share Scheme ("RSS"), the Telewest Long Term Incentive Plan ("LTIP") and an Equity Participation Plan ("EPP").

    The Company applies APB 25 and related interpretations in accounting for its share-based compensation plans. Compensation cost is recognized over the estimated service period in respect of performance based share option grants to the extent that the market value of the Company's ordinary shares exceeds the exercise price at the earlier of the vesting date or the Balance Sheet date. Compensation cost is recognized for awards over ordinary shares made under the RSS since the awards

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18 SHARE-BASED COMPENSATION PLANS (CONTINUED) have no exercise price. Compensation cost is recognized over the estimated service period in respect of the LTIP to the extent that the market value of the Company's ordinary shares exceeds the exercise price at the earlier of the vesting date or the Balance Sheet date.

    Compensation cost recognized for share option grants and awards is as follows:

                                                       2002         2001         2000
                                                    L MILLION    L MILLION    L MILLION
                                                    ----------   ----------   ----------
LTIP..............................................      (1)          --            5
Executive Share Option Scheme.....................      --            1            2
EPP...............................................      --            1            1
                                                        --           --            --
                                                        (1)           2            8
                                                        --           --            --

    During the year, no options or awards were granted over any ordinary shares of the Company. If compensation costs for share option grants and awards under the RSS, LTIP, Executive Option Schemes and EPP had been determined based on their fair value at the date of grant for 2001 and 2000 consistent with the method prescribed by SFAS 123, the Group's net loss and basic and diluted loss per share would have been adjusted to the pro forma amounts set out below:

                                                       2002         2001         2000
                                                    L MILLION    L MILLION    L MILLION
                                                    ----------   ----------   ----------
Net loss
  as reported.....................................    (2,776)      (1,741)       (755)
  pro forma.......................................    (2,753)      (1,750)       (757)
                                                      ------       ------        ----

                                                     PENCE      PENCE      PENCE
                                                    --------   --------   --------
Basic and diluted loss per share
  as reported.....................................      (97)       (60)      (28)
  pro forma.......................................      (96)       (61)      (28)
                                                     ------     ------      ----

    The fair value of each option grant in all plans was estimated as at the date of grant using a Black-Scholes option-pricing model. The model used a weighted-average, risk-free interest rate of 5.5% and 5.8% for grants in 2001 and 2000 respectively, and an expected volatility of 55% and 30%, respectively. The Group does not expect to pay a dividend on its ordinary shares at any time during the expected life of any outstanding option. The Group expects options to be held until maturity.

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

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18 SHARE-BASED COMPENSATION PLANS (CONTINUED)
    A summary of the status of the Company's performance-based share option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                2002                    2001                    2000
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE                 AVERAGE
                                   NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                 OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                 ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year.........................  97,699,837    136.4P    52,503,409    173.2p    17,028,622    110.0p
Adjustments during the year....          --        --            --        --     4,457,322    143.8p
Granted........................          --        --    53,709,994     98.8p    35,154,239    205.1p
Exercised......................          --        --    (1,210,816)    78.2p    (2,501,964)   114.9p
Forfeited......................  (7,642,594)   126.0P    (7,302,750)   134.3p    (1,634,810)   208.8p
                                 ----------    ------    ----------    ------    ----------    ------
Outstanding at end of year.....  90,057,243    137.3P    97,699,837    136.4p    52,503,409    173.2p
                                 ----------    ------    ----------    ------    ----------    ------
Options exercisable at year
  end..........................  36,358,298    141.4P    16,577,655    132.0p    14,938,772    129.8p
                                 ----------    ------    ----------    ------    ----------    ------
Weighted average fair value of
  options granted during the
  year.........................                    --                   69.7p                   33.9p
                                 ----------    ------    ----------    ------    ----------    ------

    The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options.

    Share options are forfeited due to employees leaving the Group before their share options become exercisable.

    The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 2002.

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                       --------------------------------------------------------   -------------------------------------
                             NUMBER         WEIGHTED AVERAGE       WEIGHTED             NUMBER
RANGE OF EXERCISE        OUTSTANDING AT        REMAINING       AVERAGE EXERCISE     EXERCISABLE AT     WEIGHTED AVERAGE
PRICES                 DECEMBER 31, 2002    CONTRACTUAL LIFE        PRICE         DECEMBER 31, 2002     EXERCISE PRICE
-----------------      ------------------   ----------------   ----------------   ------------------   ----------------
65.7--76.8p..........      13,890,131       7.4 yrs                  74.2p             6,307,995             73.3p
81.5--82.5p..........       2,025,479       8.6 yrs                  81.7p               257,834             81.7p
84.6--99.9p..........       2,212,140       2.5 yrs                  89.2p             2,212,140             89.0p
102.0--109.1p........      33,133,132       8.2 yrs                 103.8p            10,574,594            103.6p
114.0--125.9p........      11,133,884       7.5 yrs                 119.2p             3,890,521            120.1p
130.4--142.9p........         982,642       4.2 yrs                 139.1p               982,642            139.1p
160.0--170.0p........       1,502,207       7.3 yrs                 166.2p               709,386            167.7p
202.4--235.0p........      23,883,741       7.5 yrs                 229.4p            10,638,164            228.5p
237.3--249.4p........         543,216       7.1 yrs                 239.7p               268,467            240.9p
274.3--276.5p........         361,832       6.4 yrs                 276.4p               332,813            276.4p
289.0--294.8p........         388,839       6.8 yrs                 291.2p               183,742            291.7p
                           ----------           -------             ------            ----------            ------
65.7--294.8p.........      90,057,243       7.6 yrs                 137.3p            36,358,298            141.4p
                           ----------           -------             ------            ----------            ------

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    A summary of the status of the Company's fixed share option plan as of December 31, 2002, 2001, and 2000 and the changes during the years ended on those dates are presented below:

                                                       2002                    2001                    2000
                                                     WEIGHTED                WEIGHTED                WEIGHTED
                                                     AVERAGE                 AVERAGE                 AVERAGE
                                         NUMBER      EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                        OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                       -----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year.....   21,519,334     80.5P    26,635,135     91.1p    11,679,289    116.9p
Adjustments during the year..........           --        --            --        --       654,868    126.2p
Granted..............................           --        --     9,205,135     60.3p    17,946,934     88.3p
Exercised............................           --        --    (4,380,809)    57.3p      (876,216)    98.1p
Forfeited............................  (12,550,048)    82.3P    (9,940,127)   100.4p    (2,769,740)   187.6p
Outstanding at end of year...........    8,969,286     78.0P    21,519,334     80.5p    26,635,135     91.1p
                                       -----------   -------    ----------    ------    ----------    ------
Options exercisable at year end......       36,272    159.1P        72,926     98.0p     4,443,443     57.1p
                                       -----------   -------    ----------    ------    ----------    ------
Weighted average fair value of
  Options granted during the year....           --        --            --     33.3p            --     39.1p
                                       -----------   -------    ----------    ------    ----------    ------

    The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options.

    Share options are forfeited due to employees leaving the Group before their share options become exercisable.

    The following table summarizes information about the Company's fixed share options outstanding at December 31, 2002:

                                                                  OPTIONS OUTSTANDING
                                                              ----------------------------
                                                                                WEIGHTED
                                                                  NUMBER         AVERAGE
                                                              OUTSTANDING AT    REMAINING
                                                               DECEMBER 31,    CONTRACTUAL
RANGE OF EXERCISE PRICES                                           2002           LIFE
------------------------                                      --------------   -----------
 58.5--88.3p................................................    8,652,129      2.1 yrs
103.9--115.9p...............................................       40,262      0.9 yrs
128.6--161.9p...............................................       24,455      0.5 yrs
191.0--236.5p...............................................      252,440      0.6 yrs
                                                                ---------        -------
 58.5--236.5p...............................................    8,969,286      2.0 yrs
                                                                ---------        -------

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18 SHARE-BASED COMPENSATION PLANS (CONTINUED)
TELEWEST RESTRICTED SHARE SCHEME ("RSS")

    The Company operates the RSS in conjunction with an employment trust, the Telewest 1994 Employees' Share Ownership Plan Trust (the "Telewest ESOP"), which has been designed to provide incentives to executives of the Company. Under the RSS, executives may be granted awards over ordinary shares of the Company based on a percentage of salary. The awards are made for no monetary consideration. The awards generally vest three years after the date of the award and are exercisable for up to seven years after the date when they vest.

    The compensation charge related to each award is based on the share price of the ordinary shares on the date the award was made.

    A summary of the status of the RSS at December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                                2002        2001        2000
                                                               NUMBER      NUMBER      NUMBER
                                                              OF SHARES   OF SHARES   OF SHARES
                                                              ---------   ---------   ---------
Outstanding at beginning of year............................   530,855     358,316     576,333
Granted.....................................................        --     248,595          --
Exercised...................................................   (37,821)    (76,056)   (131,394)
Forfeited...................................................        --          --     (86,623)
                                                               -------     -------    --------
Outstanding at end of year..................................   493,034     530,855     358,316
                                                               -------     -------    --------
Awards exercisable at year end..............................   214,114      38,338      86,989
                                                               -------     -------    --------
Weighted average fair value of awards granted during the
  year......................................................        --       L1.10          --
                                                               -------     -------    --------

    Share awards are forfeited due to employees leaving the Group before their awards become exercisable.

    At December 31, 2002, the 493,034 awards outstanding and the 214,114 awards exercisable have weighted average remaining contractual lives of 7.4 years and
6.3 years respectively.

    Deferred compensation cost relating to RSS is L38,000 (2001: L478,000.)

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

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18 SHARE-BASED COMPENSATION PLANS (CONTINUED)
    A summary of the status of the LTIP at December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                               2002         2001         2000
                                                              NUMBER       NUMBER       NUMBER
                                                            OF SHARES    OF SHARES    OF SHARES
                                                            ----------   ----------   ----------
Outstanding at beginning of year..........................   1,566,507    2,714,552    4,005,075
Granted...................................................          --      910,730      816,175
Exercised.................................................     (29,502)  (1,220,362)  (1,152,826)
Forfeited.................................................  (1,113,733)    (838,413)    (953,872)
                                                            ----------   ----------   ----------
Outstanding at end of year................................     423,272    1,566,507    2,714,552
                                                            ----------   ----------   ----------
Awards exercisable at year end............................     108,569      265,939    1,058,542
                                                            ----------   ----------   ----------
Weighted average fair value of awards granted during the
  year....................................................          --        L1.09        L0.24
                                                            ----------   ----------   ----------

    Share awards are forfeited due to employees leaving the Group before their share options become exercisable or due to performance criteria not being met.

    Deferred compensation cost relating to the LTIP is Lnil (2001: L189,000.)

EQUITY PARTICIPATION PLAN ("EPP")

    The Remuneration Committee has provided that, under the EPP, an employee with two years service or at manager level or above, can use up to 100% of the Short Term Incentive Plan ("STIP") bonus payable to the employee to acquire Telewest shares ("bonus shares"). The employee must deposit the bonus shares with the Trustee of the existing Telewest ESOP. In return, the employee is provisionally allocated for no payment a matching number of Telewest shares. Provided the bonus shares are retained for three years and the employee remains employed for three years, the bonus and matching shares would thereafter be released to the employee.

    A summary of the status of the Company's EPP at December 31, 2002, 2001, and 2000 and the changes during the years ended on those dates are presented below:

                                                                2002        2001        2000
                                                               NUMBER      NUMBER      NUMBER
                                                              OF SHARES   OF SHARES   OF SHARES
                                                              ---------   ---------   ---------
Outstanding at beginning of year............................   572,053    1,193,839   1,074,150
Granted.....................................................        --           --     267,524
Exercised...................................................  (256,790)    (579,430)   (130,576)
Forfeited...................................................    (9,693)     (42,356)    (17,259)
                                                              --------    ---------   ---------
Outstanding at end of year..................................   305,570      572,053   1,193,839
                                                              --------    ---------   ---------
Awards exercisable at year end..............................   123,168       26,443     288,253
                                                              --------    ---------   ---------
Weighted average fair value of awards granted during the
  year......................................................        --           --       L2.49
                                                              --------    ---------   ---------

    Share awards are forfeited due to employees leaving the Group before their share options become exercisable.

    Deferred compensation cost relating to the EPP is L80,000 (2001: L419,000.)

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19 ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                   2002             2001
                                                              GAINS/(LOSSES)   GAINS/(LOSSES)
                                                                ON MARK TO       ON MARK TO
                                                                MARKET OF        MARKET OF
                                                                 CASHFLOW         CASHFLOW
                                                                  HEDGES           HEDGES
                                                                L MILLION        L MILLION
                                                              --------------   --------------
Balance at January 1, 2002..................................         37               --
Cumulative effect of accounting change......................         --              (16)
Amounts reclassified into earnings..........................        (48)              (5)
Current period increase in fair value.......................         --               57
Unrealised gain on deemed partial disposal of investment....         --                1
                                                                    ---              ---
BALANCE AT DECEMBER 31, 2002................................        (11)              37
                                                                    ---              ---

    The amounts reclassified into earnings are detailed in note 4.

20 COMMITMENTS AND CONTINGENCIES

RESTRICTED CASH

    At December 31, 2002, the Group has cash restricted as to use of L12 million which provides security for leasing obligations.

OTHER COMMITMENTS

    The amount of capital expenditure authorized by the Group for which no provision has been made in the consolidated financial statements is as follows:

                                                                 2002         2001
                                                              L MILLION    L MILLION
                                                              ----------   ----------
Contracted..................................................      13           28
                                                                  --           --

    In addition the Group has contracted to buy L28 million of programming rights for which the license period has not yet started.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20 COMMITMENTS AND CONTINGENCIES (CONTINUED)
CAPITAL AND OPERATING LEASES

    The Group leases a number of assets under arrangements accounted for as capital leases, as follows:

                                                              ACQUISITION   ACCUMULATED     NET BOOK
                                                                 COSTS      DEPRECIATION     VALUE
                                                               L MILLION     L MILLION     L MILLION
                                                              -----------   ------------   ----------
At December 31, 2002:
  Electronic equipment......................................      283            (185)          98
  Other equipment...........................................      118             (58)          60
At December 31, 2001:
  Electronic equipment......................................      290            (187)         103
  Other equipment...........................................      109             (43)          66
                                                                  ---            ----          ---

    Depreciation charged on these assets was L44 million and L45 million for the years ended December 31, 2002 and 2001 respectively.

    The Group leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to L21 million, L19 million and L17 million for the years ended December 31, 2002, 2001 and 2000, respectively and is included in depreciation expense detailed in note 10.

    Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 2002:

                                                              CAPITAL LEASES   OPERATING LEASES
                                                                L MILLION         L MILLION
                                                              --------------   ----------------
2003........................................................         89               25
2004........................................................         46               18
2005........................................................         38               14
2006........................................................         29               13
2007........................................................         19               12
2008 and thereafter.........................................         13               91
                                                                    ---               --
                                                                    234
Imputed interest............................................        (30)
                                                                    ---               --
                                                                    204
                                                                    ---               --

    It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20 COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Group leases capacity on its network to other telecommunications companies. These leases are accounted for as operating leases and revenues received are recognized over the life of the leases as follows:

                                                              L MILLION
                                                              ----------
2003........................................................       5
2004........................................................       5
2005........................................................       3
2006........................................................       1
2007........................................................       1
2008 and thereafter.........................................       5
                                                                   --

    The assets held under these leases are accounted for as follows:

                                                  ACQUISITION COSTS   ACCUMULATED DEPRECIATION      NBV
                                                      L MILLION              L MILLION           L MILLION
                                                  -----------------   ------------------------   ----------
At December 31, 2002
Cable and ducting...............................         45                      (5)                 40
At December 31, 2001
Cable and ducting...............................         45                      (3)                 42

    Depreciation charged on these assets was L2 million and L2 million for the years ended December 31, 2002 and 2001 respectively.

CONTINGENT LIABILITIES

    The Group has provided performance bonds in respect of its national licence and to local authorities up to a maximum amount of L7 million (2001:
L7 million).

    The Group is a party to various other legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

21 RELATED PARTY TRANSACTIONS

IDENTITY OF RELEVANT RELATED PARTIES

    Liberty Media, Inc ("Liberty") and Microsoft are related parties of the Group, in that they control or controlled, directly or indirectly, more than 20% of the voting rights of the Company in 2002, 2001 and 2000.

    Flextech up to its acquisition on April 19, 2000 was a related party of the Group as Liberty owned more than 20% of the voting rights of Flextech.

    UKTV is a related party of the Group, as the Group owns 50% of the voting rights.

    TV Travel Group Limited ("TVT") was a related party of the Group, as the Group owned 37.95% of the voting rights before disposal in 2002.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21 RELATED PARTY TRANSACTIONS (CONTINUED)
    In 2001 Screenshop Limited ("Screenshop") became a related party when the Group sold its shareholding in Screenshop to Sit-Up Limited in return for a 39.02% shareholding in Sit-Up Limited.

NATURE OF TRANSACTIONS

    The Group purchases software and consultancy services from Microsoft, on normal commercial terms. Purchases in the year ended December 31, 2002 amounted to L1 million (2001: L2 million). The balance outstanding in respect of these purchases was Lnil at December 31, 2002 and 2001.

    The Group has billed overheads and costs incurred on their behalf to UKTV, TVT and Screenshop of L11 million, L1 million and L1 million (2001: L8 million, L3 million and L1 million) respectively. The Group has also made a loan to UKTV. Interest charged on this loan was L12 million (2001: L12 million). Amounts due from UKTV, TVT and Screenshop at December 31, 2002 were L206 million,
L1 million and L4 million respectively (2001: L217 million, L28 million and Lnil respectively).

    In the normal course of its business the Group purchases programming from UKTV on normal commercial terms. Purchases in the year ended December 31, 2002 were L13 million (2001: L5 million, 2000: L4 million). The balance due to UKTV at December 31, 2002 was Lnil (2001: L2 million).

22 SUBSEQUENT EVENTS

    Since the balance sheet date a number of interest payments which became due were not paid. As a result additional financing arrangements became technically in default. At the date of issue of these financial statements the Senior Convertible Notes 2005, Senior Convertible Notes 2007 and Senior Notes 2010 are technically in default. The total amount of these financing arrangements of L1,005 million has been classified in these accounts as due after more than one year.

    The Group is renegotiating its bank facilities and debt financing arrangements. Further details of the proposed Financial Restructuring are included in note 25.

23 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                               2002
                                                  --------------------------------------------------------------
                                                                 FOURTH       THIRD        SECOND       FIRST
                                                    TOTAL       QUARTER*     QUARTER      QUARTER      QUARTER
                                                  L MILLION    L MILLION    L MILLION    L MILLION    L MILLION
                                                  ----------   ----------   ----------   ----------   ----------
Revenue.........................................     1,283          307         323          334          319
Operating loss..................................    (2,440)      (2,349)        (31)         (29)         (31)
Finance expenses, net...........................      (283)         (52)        (70)         (61)        (100)
Net loss........................................    (2,776)      (2,458)       (134)         (59)        (125)
Basic and diluted loss per ordinary share.......      (97P)        (86P)        (5P)         (2P)         (4P)

------------------------

* In the fourth quarter the Group recorded a goodwill impairment charge of L1,445 million, wrote down the value of its investments in affiliates by L130 million and recorded a fixed asset impairment of L841 million.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23 QUARTERLY FINANCIAL INFORMATION (CONTINUED)

                                                                               2001
                                                  --------------------------------------------------------------
                                                                 FOURTH       THIRD        SECOND       FIRST
                                                    TOTAL       QUARTER*     QUARTER      QUARTER      QUARTER
                                                  L MILLION    L MILLION    L MILLION    L MILLION    L MILLION
                                                  ----------   ----------   ----------   ----------   ----------
Revenue.........................................     1,254          329         312          315          298
Operating loss..................................    (1,121)        (844)        (83)         (87)        (107)
Finance expenses, net...........................      (472)        (131)       (104)         (95)        (142)
Net loss........................................    (1,741)      (1,122)       (192)        (185)        (242)
Basic and diluted loss per ordinary share.......      (60p)        (38p)        (7p)         (6p)         (9p)

------------------------

* In the fourth quarter the Group recorded a goodwill impairment charge of L766 million and wrote down the value of its investments in affiliates by L202 million.

    Finance expenses include foreign exchange gains and losses on the retranslation or valuation of US Dollar-denominated financial instruments using period end exchange rates and market valuations.

24 SEGMENTAL INFORMATION

    The Group applies SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Group's chief operating decision-making group is the board of directors. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and services in different markets. The Group operates in two main segments: Cable and Content. The Cable segment of our business can be subdivided, for revenue purposes only, between four product ranges: Cable Television, Consumer Telephony, Internet and other, and Business Services. The Internet and Other unit comprises internet sales and sales of cable publications. The Content segment provides entertainment content, interactive and transactional services to the UK pay-TV broadcasting market.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. In 2001,the Group changed the structure of its segmental analysis, and certain corresponding information from the previous years has been restated to reflect the change in structure.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24 SEGMENTAL INFORMATION (CONTINUED)
    The following tables present summarized financial information relating to the reportable segments for each of the three years ended December 31, 2002:

                                                                 2002         2002         2001         2000
                                                              $ MILLION    L MILLION    L MILLION    L MILLION
                                                              ----------   ----------   ----------   ----------
                                                                NOTE 2
CABLE
Cable television............................................       541          336          329          279
Consumer telephony..........................................       797          495          488          445
Internet and other..........................................       101           63           40           16
                                                                ------       ------       ------        -----
TOTAL CONSUMER DIVISION.....................................     1,439          894          857          740
Business Services Division..................................       455          283          268          248
                                                                ------       ------       ------        -----
THIRD PARTY REVENUE.........................................     1,894        1,177        1,125          988
Operating costs and expenses................................    (1,333)        (828)        (822)        (757)
Depreciation(3).............................................    (2,134)      (1,326)        (453)        (392)
Amortization of goodwi11(2).................................    (1,635)      (1,016)         (82)         (86)
                                                                ------       ------       ------        -----
OPERATING LOSS..............................................    (3,208)      (1,993)        (232)        (247)
                                                                ------       ------       ------        -----
Share of net loss of affiliates.............................        --           --           (5)          (6)
Additions to property and equipment.........................       737          458          649          587
Investment in affiliates....................................         5            3            2            3
Total assets................................................     5,851        3,635        5,093        5,146
                                                                ------       ------       ------        -----
CONTENT
Content division............................................       195          121          143           88
Inter-segmenta1(1)..........................................       (24)         (15)         (14)          (7)
                                                                ------       ------       ------        -----
THIRD PARTY REVENUE.........................................       171          106          129           81
OPERATING COSTS AND EXPENSES................................      (183)        (114)        (135)        (101)
Depreciation(3).............................................       (16)         (10)         (16)         (31)
Amortization of goodwi11(2).................................      (691)        (429)        (867)         (61)
                                                                ------       ------       ------        -----
OPERATING LOSS..............................................      (719)        (447)        (889)        (112)
                                                                ------       ------       ------        -----
Share of net loss of affiliates and impairment..............      (190)        (118)        (211)          (9)
Additions to property and equipment.........................         5            3            4            8
Investment in affiliates....................................       600          373          545          781
Total assets................................................       758          471        1,239        2,178
                                                                ------       ------       ------        -----
TOTAL
Cable television............................................       541          336          329          279
Consumer telephony..........................................       797          495          488          445
Internet and other..........................................       101           63           40           16
                                                                ------       ------       ------        -----
TOTAL CONSUMER DIVISION.....................................     1,439          894          857          740
Business Services Division..................................       455          283          268          248
                                                                ------       ------       ------        -----
TOTAL CABLE DIVISION........................................     1,894        1,177        1,125          988
Content division............................................       195          121          143           88
Inter-segmenta1(1)..........................................       (24)         (15)         (14)          (7)
                                                                ------       ------       ------        -----
TOTAL REVENUE...............................................     2,065        1,283        1,254        1,069
Operating costs and expenses................................    (1,516)        (942)        (957)        (858)
Depreciation(3).............................................    (2,150)      (1,336)        (469)        (423)
Amortization of goodwi11(2).................................    (2,326)      (1,445)        (949)        (147)
                                                                ------       ------       ------        -----
OPERATING LOSS..............................................    (3,927)      (2,440)      (1,121)        (359)
Other expense(2)............................................      (586)        (364)        (690)        (402)
Income tax benefit..........................................        45           28           70            6
                                                                ------       ------       ------        -----
NET LOSS....................................................    (4,468)      (2,776)      (1,741)        (755)
                                                                ------       ------       ------        -----
Share of net loss of affiliates and impairment..............      (190)        (118)        (216)         (15)
Additions to property and equipment.........................       742          461          653          595
Investment in affiliates....................................       605          376          547          784
Total assets................................................     6,609        4,106        6,332        7,324
                                                                ------       ------       ------        -----

------------------------------
(1) Inter-segmental revenues are revenues from sales in our Content Division which are costs in our Cable Division and are eliminated on consolidation.

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24 SEGMENTAL INFORMATION (CONTINUED)
(2) In the fourth quarter of 2002, the Group recorded a goodwill impairment charge of L1,445 million and wrote down the value of its investments in affiliates by L130 million. In the fourth quarter of 2001, the Group recorded a goodwill impairment charge of L766 million and wrote down the value of its investments in affiliates by L202 million.

(3) In the fourth quarter 2002 the Group recorded a fixed asset impairment of L841 million.

25 FINANCIAL RESTRUCTURING

   On September 30, 2002, we announced that we had reached a preliminary agreement relating to a financial restructuring (the "Financial Restructuring") with an ad hoc committee of our bondholders (the "Bondholder Committee"). That agreement provides for the cancellation of all outstanding notes and debentures ("the Notes"), representing approximately L3.5 billion of indebtedness, issued by the Company and Telewest Finance (Jersey) Limited and certain other unsecured foreign exchange hedge contracts ("the Hedge Contracts") of the Company in exchange for New Ordinary Shares ("New Shares") representing 97% of the issued share capital of the Company immediately after the Financial Restructuring. The Company's current ordinary shareholders will receive the remaining 3% of the Company's issued ordinary share capital.

    We also announced on September 30, 2002 that we were deferring payment of interest under certain of our Notes and the settlement of the Hedge Contracts. Such non-payment continues and has resulted in defaults under the Group's bank facilities and a number of other financing arrangements. Based on one such default, in respect of non-payment of approximately L10.5 million to a Hedge Contract counter-party, that counter-party has filed a petition for the winding-up of the Company with a UK court. The Company intends to deal with this claim as part of the overall restructuring of its unsecured debt obligations and does not believe that the legal action will significantly impede the Financial Restructuring process. The Company will of course continue to meet its obligations to its suppliers and trade creditors and this legal action is expected to have no impact on customer service.

    On January 15, 2003, we announced that we had reached a non-binding agreement with respect to the terms of amended and restated credit facilities with both the steering committee of our senior lenders and the Bondholder Committee. In addition, the terms of these facilities have received credit committee approval, subject to documentation and certain other issues, from all of our senior lenders, save for those banks which are also creditors by virtue of the unsecured Hedge Contracts with which we will deal in the overall Financial Restructuring.

    The terms of the amended and restated bank facilities are as follows:

    - the amended facilities total L2,155 million, comprising term loans of L1,840 million, L190 million of committed overdraft and revolving credit facilities and an uncommitted term facility of L125 million;

    - the amended facilities do not amortise; and the majority of the facilities will mature on December 31, 2005 with the balance maturing on June 30, 2006;

    - financial covenants will be re-set to reflect the Company's new business plan; and

    - the pricing on the facilities will be increased to reflect market sentiment.

    These amended facilities will replace the Group's existing bank facilities, (the "Senior Secured Facility") and are, as noted above, conditional on various matters, including the satisfactory finalisation

                          TELEWEST COMMUNICATIONS PLC

                                    US GAAP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25 FINANCIAL RESTRUCTURING (CONTINUED)
of arrangements for dealing with foreign exchange creditors and the completion of our balance sheet restructuring. These amended credit facilities will provide the Company with substantial liquidity, which is expected to be sufficient to see the Company through to cash flow positive after completion of the Financial Restructuring.

    Negotiations are continuing with the Bondholder Committee, the Company's senior lenders and certain other major stakeholders with a view to the timely completion of the Financial Restructuring.

                                 CERTIFICATIONS

I, Robert R. Bennett, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Liberty Media Corporation;

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

Date:  April 9, 2003

               /s/ ROBERT R. BENNETT
     -----------------------------------------
                 Robert R. Bennett
       PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, David J.A. Flowers, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Liberty Media Corporation;

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

Date:  April 9, 2003

               /s/ DAVID J.A. FLOWERS
     -----------------------------------------
                 David J.A. Flowers
        SENIOR VICE PRESIDENT AND TREASURER

I, Christopher W. Shean, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Liberty Media Corporation;

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

Date:  April 9, 2003

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

     10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002).*

     10.17  Liberty Media Corporation 2002 Non-employee Director
            Incentive Plan.*

21--Subsidiaries of Liberty Media Corporation.*

23.1        Consent of KPMG LLP.*

23.2        Consent of KPMG Audit plc, filed herewith.

99.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.*

99.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002, filed herewith.

------------------------

*   Previously filed.