Form 10-Q
period 2003-03-31
LIBERTY MEDIA CORP /DE/
filed 2003-05-14
CIK 1082114

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

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                         OR

         / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-20421

                            ------------------------

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 84-1288730
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

           12300 LIBERTY BOULEVARD
             ENGLEWOOD, COLORADO                                   80112
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

    The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2003 was:

                Series A common stock 2,473,257,367 shares; and
                   Series B common stock 211,829,828 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,462         2,170
  Short-term investments....................................        139           107
  Trade and other receivables, net..........................        422           362
  Prepaid expenses and program rights.......................        431           355
  Derivative instruments (note 6)...........................        981         1,165
  Deferred income tax assets................................        268           286
  Other current assets......................................         66            55
                                                               --------       -------
    Total current assets....................................      5,769         4,500
                                                               --------       -------

Investments in affiliates, accounted for using the equity
  method, and related receivables (note 4)..................      7,835         7,390

Investments in available-for-sale securities and other cost
  investments (note 5)......................................     13,666        14,369

Long-term derivative instruments (note 6)...................      4,489         4,392

Property and equipment, at cost.............................      1,230         1,219
Accumulated depreciation....................................       (339)         (304)
                                                               --------       -------
                                                                    891           915
                                                               --------       -------
Intangible assets not subject to amortization:
  Goodwill..................................................      6,812         6,812
  Franchise costs...........................................        163           163
                                                               --------       -------
                                                                  6,975         6,975
                                                               --------       -------

Intangible assets subject to amortization...................      1,082         1,246
Accumulated amortization....................................       (519)         (632)
                                                               --------       -------
                                                                    563           614
                                                               --------       -------
Other assets, at cost, net of accumulated amortization......        525           530
                                                               --------       -------
    Total assets............................................   $ 40,713        39,685
                                                               ========       =======

                                                                             (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    114           133
  Accrued interest payable..................................         64           125
  Other accrued liabilities.................................        288           308
  Accrued stock compensation (note 9).......................        613           659
  Program rights payable....................................        153           128
  Derivative instruments (note 6)...........................          7            19
  Current portion of debt...................................        619           655
                                                               --------       -------
    Total current liabilities...............................      1,858         2,027
                                                               --------       -------

Long-term debt (note 7).....................................      5,478         4,316
Long-term derivative instruments (note 6)...................      1,781         1,469
Deferred income tax liabilities.............................      6,640         6,751
Other liabilities...........................................        191           189
                                                               --------       -------
    Total liabilities.......................................     15,948        14,752
                                                               --------       -------

Minority interests in equity of subsidiaries................        220           219
Obligation to redeem common stock (note 8)..................         86            32

Stockholders' equity (note 8):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................         --            --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,473,254,367 shares at March 31, 2003 and 2,476,953,566
    shares at December 31, 2002.............................         25            25
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 211,829,828
    shares at March 31, 2003 and 212,044,128 shares at
    December 31, 2002.......................................          2             2
  Additional paid-in-capital................................     36,420        36,498
  Accumulated other comprehensive earnings (loss), net of
    taxes...................................................        (51)          226
  Accumulated deficit.......................................    (11,937)      (12,069)
                                                               --------       -------
    Total stockholders' equity..............................     24,459        24,682
                                                               --------       -------
Commitments and contingencies (note 10)
    Total liabilities and stockholders' equity..............   $ 40,713        39,685
                                                               ========       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2003           2002
                                                              --------       --------
                                                               AMOUNTS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                      AMOUNTS
Revenue.....................................................   $  505            513
                                                               ------         ------
Operating costs and expenses:
  Operating, selling, general and administrative............      387            386
  Stock compensation........................................        9            (17)
  Depreciation and amortization.............................       99             92
                                                               ------         ------
                                                                  495            461
                                                               ------         ------
    Operating income........................................       10             52
Other income (expense):
  Interest expense..........................................     (100)          (108)
  Dividend and interest income..............................       33             36
  Share of earnings (losses) of affiliates, net (note 4)....       31           (394)
  Gains on dispositions of assets, net......................       70            120
  Realized and unrealized gains on financial instruments,
    net (note 6)............................................      188            756
  Other, net................................................      (24)             3
                                                               ------         ------
                                                                  198            413
                                                               ------         ------
    Earnings before income taxes and minority interests.....      208            465
Income tax expense..........................................      (88)          (162)
Minority interests in losses of subsidiaries................       12              3
                                                               ------         ------
    Earnings before cumulative effect of accounting
      change................................................      132            306
Cumulative effect of accounting change, net of taxes
  (note 2)..................................................       --         (1,869)
                                                               ------         ------
    Net earnings (loss).....................................   $  132         (1,563)
                                                               ======         ======
Earnings (loss) per common share (note 3):
  Basic and diluted earnings before cumulative effect of
    accounting change.......................................   $  .05            .12
  Cumulative effect of accounting change....................       --           (.72)
                                                               ------         ------
  Basic and diluted net earnings (loss).....................   $  .05           (.60)
                                                               ======         ======
  Weighted average common shares outstanding................    2,689          2,588
                                                               ======         ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2003           2002
                                                              --------       --------
                                                                AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $ 132          (1,563)
                                                               -----          ------
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................       9             (39)
  Recognition of previously unrealized losses on
    available-for-sale securities, net......................      15              28
  Unrealized losses on available-for-sale securities........    (301)         (2,219)
                                                               -----          ------
  Other comprehensive loss..................................    (277)         (2,230)
                                                               -----          ------
Comprehensive loss..........................................   $(145)         (3,793)
                                                               =====          ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 2003

                                                                                  ACCUMULATED
                                                                                     OTHER
                                               COMMON STOCK        ADDITIONAL    COMPREHENSIVE                       TOTAL
                               PREFERRED   ---------------------    PAID-IN     EARNINGS (LOSS),   ACCUMULATED   STOCKHOLDERS'
                                 STOCK     SERIES A    SERIES B     CAPITAL       NET OF TAXES       DEFICIT        EQUITY
                               ---------   ---------   ---------   ----------   ----------------   -----------   -------------
                                                                     AMOUNTS IN MILLIONS
Balance at January 1, 2003...  $     --       25              2      36,498             226          (12,069)       24,682
  Net earnings...............        --       --             --          --              --              132           132
  Other comprehensive loss...        --       --             --          --            (277)              --          (277)
  Issuance of Liberty
    Series A common stock....        --       --             --         141              --               --           141
  Purchases of Liberty common
    stock....................        --       --             --        (170)             --               --          (170)
  Liberty Series A common
    stock put options, net of
    cash received............        --       --             --         (49)             --               --           (49)
                               ---------      --       ---------     ------            ----          -------        ------
Balance at March 31, 2003....  $     --       25              2      36,420             (51)         (11,937)       24,459
                               =========      ==       =========     ======            ====          =======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Cash flows from operating activities:
  Net earnings (loss).......................................   $  132      (1,563)
  Adjustments to reconcile net earnings (loss) to net cash
    used by operating activities:
    Cumulative effect of accounting change, net of taxes....       --       1,869
    Depreciation and amortization...........................       99          92
    Stock compensation......................................        9         (17)
    Payments of stock compensation..........................      (53)        (99)
    Share of losses (earnings) of affiliates, net...........      (31)        394
    Gains on disposition of assets, net.....................      (70)       (120)
    Realized and unrealized gains on financial instruments,
     net....................................................     (188)       (756)
    Minority interests in losses of subsidiaries............      (12)         (3)
    Deferred income tax expense.............................       83         171
    Other noncash charges (credits).........................       39          (4)
    Changes in operating assets and liabilities:
      Receivables...........................................      (60)         --
      Prepaid expenses and program rights...................      (47)          6
      Payables and accruals.................................      (77)       (225)
                                                               ------      ------
      Net cash used by operating activities.................     (176)       (255)
                                                               ------      ------

Cash flows from investing activities:
  Investments in and loans to equity affiliates.............     (394)       (561)
  Investments in and loans to cost investees................       (3)        (94)
  Net sales of short term investments.......................      169         278
  Proceeds from settlement of financial instruments.........      224         423
  Premium proceeds from origination of financial
    instruments.............................................       24         484
  Capital expended for property and equipment...............      (29)        (50)
  Cash proceeds from dispositions...........................       90          16
  Other investing activities, net...........................       11          29
                                                               ------      ------
      Net cash provided by investing activities.............       92         525
                                                               ------      ------

Cash flows from financing activities:
  Borrowings of debt........................................    1,186          50
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............      348          --
  Repayments of debt........................................     (105)       (454)
  Proceeds from issuance of Liberty Series A common stock...      141          --
  Purchases of Liberty common stock.........................     (170)        (11)
  Other financing activities................................      (24)         (3)
                                                               ------      ------
      Net cash provided (used) by financing activities......    1,376        (418)
                                                               ------      ------

      Net increase (decrease) in cash and cash
       equivalents..........................................    1,292        (148)
      Cash and cash equivalents at beginning of period......    2,170       2,077
                                                               ------      ------
      Cash and cash equivalents at end of period............   $3,462       1,929
                                                               ======      ======

Cash paid for interest......................................   $  153         177
                                                               ======      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

    Liberty owns interests in a broad range of video programming, broadband distribution, interactive technology services and communications businesses. Liberty and its affiliated companies operate in the United States, Europe, Asia and South America.

    The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2002.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers the fair value of its derivative instruments and its assessment of nontemporary declines in fair value of its investments to be its most significant estimates.

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

    Certain prior period amounts have been reclassified for comparability with the 2003 presentation.

(2)  ACCOUNTING CHANGE

    STATEMENT 142

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The portion of excess costs on equity method investments that represents goodwill is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18 ("APB Opinion 18"). Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(2)  ACCOUNTING CHANGE (CONTINUED)
in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

    To the extent an intangible asset (other than goodwill) was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement
142. Any impairment loss was measured as of the date of adoption and has been recognized as the cumulative effect of a change in accounting principle.

    Statement 142 also required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's enterprise-level goodwill balance was allocated to various reporting units which included a single equity method investment as its only asset. For example, goodwill was allocated to a separate reporting unit which included only the Company's investment in Discovery Communications, Inc. This allocation is performed for goodwill impairment testing purposes and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved as an adjustment to the gain or loss on disposal.

    The Company determined the fair value of its reporting units using independent appraisals, public trading prices and other means. The Company then compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which were measured as of the date of adoption.

    In connection with its adoption of Statement 142, the Company recognized a $1,869 million transitional impairment loss, net of taxes of $127 million, as the cumulative effect of a change in accounting principle. The foregoing transitional impairment loss includes an adjustment of $325 million for the Company's proportionate share of transition adjustments that its equity method affiliates recorded.

    Amortization of intangible assets with finite useful lives was $50 million and $44 million for the three months ended March 31, 2003 and 2002, respectively. Based on its current amortizable intangible

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(2)  ACCOUNTING CHANGE (CONTINUED)
assets, Liberty expects that amortization expense will be as follows for the next five years and thereafter (amounts in millions):

2003.................................................    $152
2004.................................................     106
2005.................................................     102
2006.................................................      80
2007.................................................      72
Thereafter...........................................      51
                                                         ----
                                                         $563
                                                         ====

(3)  EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the three months ended March 31, 2003, are 77 million potential common shares because their inclusion would be anti-dilutive.

(4)  INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of its more significant investments in affiliates:

                                                                       DECEMBER 31,
                                                  MARCH 31, 2003           2002
                                               ---------------------   ------------
                                               PERCENTAGE   CARRYING     CARRYING
                                               OWNERSHIP     AMOUNT       AMOUNT
                                               ----------   --------   ------------
                                                              AMOUNTS IN MILLIONS
Discovery Communications, Inc.
  ("Discovery")..............................     50%        $2,812        2,817
QVC Inc. ("QVC").............................     42%         2,741        2,712
Jupiter Telecommunications Co., Ltd.
  ("Jupiter")................................     44%         1,186          782
UnitedGlobalCom, Inc. ("UGC")................     74%            --           --
Other........................................   Various       1,096        1,079
                                                             ------        -----
                                                             $7,835        7,390
                                                             ======        =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(4) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD (CONTINUED) The following table reflects Liberty's share of earnings (losses) of affiliates:

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2003           2002
                                                              --------       --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Discovery...................................................    $(5)            (10)
QVC.........................................................     29              36
Jupiter.....................................................      2              (6)
UGC.........................................................     --            (343)
Telewest Communications plc ("Telewest")....................     --             (45)
Other.......................................................      5             (26)
                                                                ---            ----
                                                                $31            (394)
                                                                ===            ====

    At March 31, 2003, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,820 million. Such amount is evaluated for impairment pursuant to the provisions of APB Opinion 18.

    QVC

    QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through IQVC. At March 31, 2003, Liberty had a 42% ownership interest in QVC. Liberty's share of earnings from QVC is reduced by Liberty's share of certain stock compensation amounts that QVC includes in stockholders' equity. Liberty's share of such amounts aggregated $13 million during the three months ended March 31, 2003.

    On March 3, 2003, Liberty announced that it had notified Comcast Corporation of its election to trigger an exit process under the stockholders agreement governing Comcast's and Liberty's interests in QVC. Under the QVC stockholders agreement, the fair market value of QVC will be fixed pursuant to an appraisal process. Once the fair market value of QVC has been established, Comcast will have 30 days to elect to purchase Liberty's ownership interest in QVC (approximately 42%) at a purchase price based on the established fair market value. If Comcast does not elect to purchase Liberty's interest, Liberty will have 30 days to elect to purchase Comcast's interest in QVC. If Liberty does not elect to purchase Comcast's interest, then the parties are required to use their best efforts to sell 100% of QVC. In that case, each of Comcast and Liberty would be free to make an offer to purchase QVC. If Comcast elects to buy Liberty's QVC interest pursuant to its 30-day option or if Liberty elects to buy Comcast's interest pursuant to Liberty's 30-day option, the purchase price payable by Comcast or Liberty for the other's QVC interest may be paid in cash, a promissory note with a maturity not to exceed three years, publicly traded equity securities, or a combination of the foregoing forms of consideration. The form or forms of consideration are determined at the buyer's election, but are subject to the seller's right to elect to be paid in equity securities of the buyer which may be limited at the buyer's option to not issue more than 4.9% of the outstanding common stock or voting power of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(4) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD (CONTINUED) the buyer. The parties are required to use reasonable efforts to cause a transaction in which one of them sells its QVC interest to the other to be completed as a tax-free transaction or, if that is not available, by the most tax efficient method available, subject to any applicable limitations on the form of consideration. The provisions prescribing forms of consideration will not apply to a purchase by Comcast or Liberty if neither Comcast nor Liberty exercises its 30-day purchase option. No assurance can be given that the transaction described in this paragraph will be consummated on the terms described, or at all.

    Summarized results of operations for QVC (excluding stock compensation reflected in QVC's stockholders' equity) are as follows:

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2003          2002
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Revenue.....................................................   $1,062          988
Operating expenses..........................................     (851)        (796)
Depreciation and amortization...............................      (31)         (27)
                                                               ------         ----
  Operating income..........................................      180          165
Other, net..................................................      (80)         (81)
                                                               ------         ----
  Net earnings..............................................   $  100           84
                                                               ======         ====

    JUPITER

    Jupiter is a broadband provider of entertainment, information and communication services in Japan. As of December 31, 2002, Liberty and Sumitomo Corporation each held an approximate 36% interest in Jupiter. On March 27, 2003, Liberty purchased an additional 8% equity interest from Sumitomo Corporation for $141 million, increasing Liberty's ownership interest in Jupiter to 44% and decreasing Sumitomo's ownership interest to 28%. This change in equity ownership did not affect Liberty's and Sumitomo's respective shareholder loans to Jupiter.

    UGC

    UGC is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. As of March 31, 2003, Liberty owns approximately 305 million shares of UGC common stock, or an approximate 74% economic interest and a 94% voting interest in UGC. The closing price of UGC's Class A common stock was $3.05 on March 31, 2003. Pursuant to certain voting and standstill arrangements, Liberty is currently unable to exercise control of UGC, and accordingly, Liberty applies the equity method of accounting for its investment.

    Because Liberty currently has no commitment to make additional capital contributions to UGC, Liberty suspended recording its share of UGC's losses in the third quarter of 2002 when its investment

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(4) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD (CONTINUED) was reduced to zero. Suspended losses at March 31, 2003 aggregated
$555 million. In the event that Liberty increases its investment in UGC in the future and such investment is deemed to represent funding of these suspended losses, Liberty will be required to recognize these suspended losses to the extent of its additional investment.

    Summarized combined results of operations for affiliates other than QVC are as follows:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
                                                                 AMOUNTS IN
                                                                  MILLIONS
Revenue....................................................  $ 1,438      2,945
Operating expenses.........................................   (1,115)    (2,488)
Depreciation and amortization..............................     (321)      (430)
                                                             -------     ------
  Operating income.........................................        2         27
Interest expense...........................................     (161)      (437)
Share of losses of affiliates..............................      (13)      (566)
Foreign currency gain (loss)...............................      151       (421)
Other, net.................................................       28         89
Cumulative effect of accounting change.....................       --     (1,655)
                                                             -------     ------
  Net earnings (loss)......................................  $     7     (2,963)
                                                             =======     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(5)  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                        ---------   ------------
                                                          AMOUNTS IN MILLIONS
The News Corporation Limited ("News Corp.")...........   $ 5,008        5,254
AOL Time Warner Inc. ("AOL Time Warner")..............     1,859        2,243
USA Interactive.......................................     2,404        2,057
Sprint Corporation ("Sprint PCS").....................       920          968
Vivendi Universal, S.A................................       496          604
Motorola, Inc. ("Motorola")...........................       630          660
Viacom, Inc...........................................       554          619
Other available-for-sale securities*..................     1,685        1,849
Other investments, at cost, and related receivables...       249          222
                                                         -------       ------
                                                          13,805       14,476
  Less short-term investments.........................      (139)        (107)
                                                         -------       ------
                                                         $13,666       14,369
                                                         =======       ======

------------------------

* Other available-for-sale securities include $471 million of parent company and $30 million of subsidiary investments in certain marketable debt securities at March 31, 2003, and $622 million of parent company and $49 million of subsidiary investments in such securities at December 31, 2002.

    NEWS CORP.

    Effective March 27, 2003, Liberty entered into a put/call arrangement with News Corp. Pursuant to this arrangement, Liberty has the option, exercisable at any time prior to September 30, 2003, to acquire $500 million of American Depositary Receipts ("ADRs") for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. If Liberty does not exercise its option and in the event News Corp. acquires an ownership interest in Hughes Electronics Corporation within two years, News Corp. has the option to require Liberty to purchase $500 million of ADRs for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. The estimated fair values of the put and call options offset at March 31, 2003. Changes in the fair values subsequent to March 31, 2003 will be included in realized and unrealized gains on financial instruments in Liberty's consolidated statements of operations.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the three months ended March 31, 2003 Liberty determined that certain of its available-for-sale securities and other cost investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $21 million and are included in other, net in the accompanying condensed consolidated statement of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS (CONTINUED)
    UNREALIZED HOLDINGS GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in the Company's consolidated statements of operations.

                                                              MARCH 31, 2003           DECEMBER 31, 2002
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holdings gains.........................    $1,485         58          1,357         77
Gross unrealized holding losses.........................    $ (664)        --            (87)        --

    Management estimates that the aggregate fair market value of all of its investments in available-for-sale securities and other cost investments approximated their aggregate carrying value at March 31, 2003 and December 31, 2002. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investment assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(6)  DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

TYPE OF                                                            UNDERLYING       MARCH 31,  DECEMBER 31,
DERIVATIVE                                                          SECURITY          2003         2002
----------                                                    --------------------  ---------  ------------
                                                                                      AMOUNTS IN MILLIONS
ASSETS
  Narrow-band collars.......................................  Sprint PCS             $1,492        1,455
  Equity collars............................................  Sprint PCS                892        1,102
  Equity collars............................................  AOL Time Warner         1,233        1,145
  Put spread collars........................................  AOL Time Warner           418          407
  Equity collars............................................  News Corp.                114          108
  Put spread collars........................................  News Corp.                 56           51
  Equity collars............................................  Motorola                  874          846
  Other.....................................................  N/A                       391          443
                                                                                     ------       ------
    Subtotal................................................                          5,470        5,557
  Less current portion......................................                           (981)      (1,165)
                                                                                     ------       ------
                                                                                     $4,489        4,392
                                                                                     ======       ======
LIABILITIES
  Put options...............................................  AOL Time Warner        $1,011          929
  Exchangeable debenture call option obligations............  Various                   765          536
  Other.....................................................  N/A                        12           23
                                                                                     ------       ------
    Subtotal................................................                          1,788        1,488
  Less current portion......................................                             (7)         (19)
                                                                                     ------       ------
                                                                                     $1,781        1,469
                                                                                     ======       ======

    EQUITY COLLARS, NARROW-BAND COLLARS, PUT SPREAD COLLARS AND PUT AND CALL
     OPTIONS

    The Company has entered into equity collars, narrow-band collars, put spread collars, written put and call options and other financial instruments (collectively, "AFS Derivatives") to manage market risk associated with its investments in certain marketable securities. Prior to January 1, 2003, the only derivative instruments designated by the Company as hedges were its equity collars, which were designated as fair value hedges. Effective December 31, 2002, the Company elected to dedesignate its equity collars as fair value hedges. Accordingly, changes in the fair value of the Company's available-for-sale securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges are now reported as a component of other comprehensive income in the Company's balance sheet. Changes in the fair value of the equity collars continue to be reported in earnings.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(6)  DERIVATIVE INSTRUMENTS (CONTINUED)
    EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    In March 2003, Liberty issued $1,500 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of AOL Time Warner common stock. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), the call option feature of the exchangeable debentures is reported separately in the condensed consolidated balance sheet at fair value. The estimated value of the call option feature of the AOL Time Warner exchangeables at the time of issuance was $348 million. Changes in the fair value of the call option obligations subsequent to initial recording are recognized as unrealized gains or losses on financial instruments in Liberty's condensed consolidated statements of operations.

    REALIZED AND UNREALIZED GAINS ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments during the three months ended March 31, 2003 and 2002 are comprised of the following:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................    $ 89         343
Change in fair value of hedged available-for-sale
  securities................................................      --      (1,035)
Change in fair value of AFS Derivatives.....................      90       1,501
Change in fair value of other derivatives(1)................       9         (53)
                                                                ----      ------
  Total realized and unrealized gains, net..................    $188         756
                                                                ====      ======

------------------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(7)  LONG-TERM DEBT

    Debt is summarized as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                        ---------   ------------
                                                          AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes........................................   $  983           983
  Senior debentures...................................    1,487         1,486
  Senior exchangeable debentures......................    2,009           865
  Bank debt...........................................      300           325
                                                         ------        ------
                                                          4,779         3,659
                                                         ------        ------
Debt of subsidiaries:
  Bank credit facilities..............................    1,246         1,242
  Other debt..........................................       72            70
                                                         ------        ------
                                                          1,318         1,312
                                                         ------        ------
  Total debt..........................................    6,097         4,971
Less current maturities...............................     (619)         (655)
                                                         ------        ------
  Total long-term debt................................   $5,478         4,316
                                                         ======        ======

    SENIOR EXCHANGEABLE DEBENTURES

    In March 2003, Liberty issued $1,500 million of 0.75% Senior Exchangeable Debentures due 2023 and received net cash proceeds of $1,470 million after expenses. Interest is payable on March 30 and September 30 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of AOL Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, AOL Time Warner common stock, shares of Liberty
Series A common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the debentures, in whole or in part, for shares of AOL Time Warner common stock, cash or any combination thereof. On March 30, 2008, March 30, 2013 or March 30, 2018, the holders may cause Liberty to purchase the exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of AOL Time Warner common stock, cash, Liberty Series A common stock, or any combination thereof.

    In accordance with Statement 133, the call option feature of the exchangeable debentures is reported separately in the condensed consolidated balance sheet at fair value. Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,500 million of exchangeable debentures issued during the three months ended March 31, 2003, aggregated $348 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $1,152 million. The long-term debt is accreted to its face amount over the term of the debentures using the effective interest method. Accretion related to all of the Company's exchangeable debentures

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(7)  LONG-TERM DEBT (CONTINUED)
aggregated $3 million and $2 million during the three months ended March 31, 2003 and 2002, respectively, and is included in interest expense.

    Subsequent to March 31, 2003, the underwriters exercised their over allotment option, and Liberty issued an additional $250 million of AOL Time Warner exchangeable debentures for net cash proceeds of $245 million after expenses.

    BANK CREDIT FACILITIES

    At March 31, 2003, Liberty's subsidiaries had $1,246 million outstanding and $377 million in unused lines of credit under their respective bank credit facilities. One of such bank credit facilities with an outstanding balance of $115 million and unused credit of $188 million was repaid and cancelled in April 2003. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments. Such fees were not significant for the three months ended March 31, 2003 and 2002.

    At March 31, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at March 31, 2003, all of which is included in current portion of debt. All other consolidated borrowers were in compliance with their debt covenants at March 31, 2003. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at March 31, 2003 is as follows (amounts in millions):

Senior notes of parent company..............................   $1,108
Senior debentures of parent company.........................   $1,677
Senior exchangeable debentures of parent company, including
  call option obligation....................................   $3,518

    Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at March 31, 2003.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(7)  LONG-TERM DEBT (CONTINUED)

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at March 31, 2003............................   $6,097
Add:
  Unamortized issue discount on senior notes and
    debentures..............................................       18
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,537
                                                               ------
    Face amount at maturity.................................   $8,652
                                                               ======

(8)  STOCKHOLDERS' EQUITY

    SHARES RESERVED FOR ISSUANCE

    As of March 31, 2003, there were 49 million shares of Liberty Series A common stock and 28 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    PURCHASES OF COMMON STOCK

    During the three months ended March 31, 2003, the Company purchased
17.3 million shares of its common stock in the open market for aggregate cash consideration of $170 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

    Also as of March 31, 2003, the Company had sold put options on 9.7 million shares of its Series A common stock. The put options expire in the second quarter of 2003 and have a weighted average strike price of $8.86. The Company accounts for these put options pursuant to EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK" ("EITF 00-19"). The put option contracts meet the requirements of EITF 00-19 for initial classification as equity at fair value. Due to the assumption of physical settlement and the requirement for the delivery of cash as part of physical settlement, the cash redemption amount has been reclassified from equity to "obligation to redeem common stock" in the accompanying condensed consolidated balance sheet.

    Due to the short time between the balance sheet date and the expiration date of the put options, the Company believes the redemption amount approximates the fair value of the put option obligation. To the extent Liberty's share price declines in value, the obligation under the put contract increases.

(9)  STOCK BASED COMPENSATION

    The Company has granted to its employees options and options with tandem stock appreciation rights ("SARs") to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(9)  STOCK BASED COMPENSATION (CONTINUED)
Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." ("APB Opinion No. 25") The Company's options and options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2003        2002
                                                          ---------   ---------
                                                          AMOUNTS IN MILLIONS,
                                                            EXCEPT PER SHARE
                                                                 AMOUNTS
Net earnings (loss).....................................    $132       (1,563)
  Deduct stock compensation as determined under the fair
    value method, net of taxes..........................     (11)         (20)
                                                            ----       ------
Pro forma net earnings (loss)...........................    $121       (1,583)
                                                            ====       ======
Basic and diluted net earnings (loss) per share:
  As reported...........................................    $.05         (.60)
  Pro forma.............................................    $.04         (.61)

(10)  COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Encore Group LLC ("Starz Encore"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at March 31, 2003 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2003 is payable as follows:
$153 million in 2003; $50 million in 2004; and $18 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at March 31, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $230 million in 2003; $310 million in 2004;
$116 million in 2005; $117 million in 2006; $106 million in 2007; and $303 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED) payable under these agreements can be made at this time. However, such amounts could prove to be significant. Starz Encore's total film rights expense aggregated $94 million and $87 million for the three months ended March 31, 2003 and 2002, respectively.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the studios elect to extend these contracts, Starz Encore has agreed to pay the studios $60 million and $190 million, respectively.

    GUARANTEES

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At December 31, 2002, Liberty's guarantee for obligations for films released by such date aggregated $722 million. While the guarantee amount for films not yet released is not determinable, such amount could be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. Liberty has not recorded a separate liability for its guarantee of these obligations.

    At March 31, 2003, Liberty has guaranteed Y15.2 billion ($129 million) of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to an additional Y20 billion ($169 million at March 31, 2003) to Jupiter in the event Jupiter's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event Jupiter meets certain performance criteria, this commitment reduces to Y10 billion ($85 million at March 31, 2003) at December 31, 2003 and expires on September 30, 2004.

    Liberty and the other investors have guaranteed transponder and equipment lease obligations through 2018 of their investee that provides direct-to-home satellite services in Latin America ("Sky Latin America"). At March 31, 2003, the Company's portion of the guarantee of the remaining obligations due under such agreements aggregated $113 million. In 2002, Globo Communicacoes e Participacoes ("GloboPar"), another investor in Sky Latin America, announced that it was reevaluating its capital structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At March 31, 2003, the Guaranteed Obligations aggregated approximately $52 million and are not reflected in Liberty's condensed

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED) consolidated balance sheet at March 31, 2003. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    OPERATING LEASES

    Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements.

    LITIGATION

    STARZ ENCORE GROUP LLC V. AT&T BROADBAND LLC AND SATELLITE
SERVICES, INC. In 1997, Starz Encore entered into a 25-year affiliation agreement with Tele-Communications, Inc. ("TCI"). TCI cable systems subsequently acquired by AT&T Corp. ("AT&T") in 1999 operate under the name AT&T Broadband. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems, or if Starz Encore's programming costs increase or decrease, as the case may be, above or below amounts specified in the agreement. In such cases, AT&T Broadband's payments under the affiliation agreement would be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001.

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

    On September 5, 2002, Starz Encore and AT&T Broadband jointly moved the court to extend the stay pending further negotiations in light of the proposed corporate transaction in which AT&T Broadband and Comcast Corporation would become subsidiaries of a new entity, AT&T Comcast Corporation. On October 2, 2002, the court granted the parties' joint request that the stay be extended to and including January 31, 2003, on condition that the parties undertake efforts to settle the dispute

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED) through a third-party mediator. The parties also extended their standstill and tolling agreement through to the conclusion of the extended stay, which expired without further extension.

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

    Because of the uncertainty in predicting the outcome of the court actions, Liberty has determined for financial reporting purposes to exclude from Starz Encore's revenue the amounts due under the AT&T Broadband affiliation agreement from and after November 18, 2002. Rather, from that date it is including revenue amounts due under the Comcast affiliation agreement on account of distribution of the Starz Encore service on AT&T Broadband's systems. This treatment is in accordance with SEC

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(10)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Staff Accounting Bulletin 101, which provides that revenue should not be recognized unless collectibility of amounts owed is reasonably assured. The reduction in revenue based upon the difference in payments prescribed in each of the Comcast and AT&T Broadband affiliation agreements was approximately
$21 million for the three months ended March 31, 2003.

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

    Liberty evaluates performance and makes decisions about allocating resources to its subsidiaries and affiliates based on the measures of revenue and operating cash flow, appreciation in stock price and non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow, which it defines as revenue less operating, selling, general and administrative expenses, should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the three months ended March 31, 2003, Liberty had five operating segments: Starz Encore, Ascent Media Group, Inc. ("Ascent Media"), On Command Corporation ("On Command") and "Other", which are all consolidated entities; and QVC, which is an equity method affiliate. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts. "Other" includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(11) INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS (CONTINUED) segments. QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network.

                                                                 THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------
                                                                  2003                   2002
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
PERFORMANCE MEASURES:
  Starz Encore..........................................  $   229       107         237         95
  Ascent Media..........................................      123        19         135         22
  On Command............................................       57        16          57         12
  Other.................................................       96       (24)         84         (2)
  QVC...................................................    1,062       211         988        192
  Eliminations..........................................   (1,062)     (211)       (988)      (192)
                                                          -------      ----        ----       ----
  Consolidated Liberty..................................  $   505       118         513        127
                                                          =======      ====        ====       ====

                                                              MARCH 31, 2003
                                                          ----------------------
                                                                     INVESTMENTS
                                                           TOTAL         IN
                                                           ASSETS    AFFILIATES
                                                          --------   -----------
                                                           AMOUNTS IN MILLIONS
BALANCE SHEET INFORMATION:
  Starz Encore..........................................  $ 2,903         140
  Ascent Media..........................................      763           4
  On Command............................................      386          --
  Other.................................................   36,661       7,691
  QVC...................................................    2,971          --
  Eliminations..........................................   (2,971)         --
                                                          -------       -----
  Consolidated Liberty..................................  $40,713       7,835
                                                          =======       =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2003

                                  (UNAUDITED)

(11)  INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS (CONTINUED)
    The following table provides a reconciliation of consolidated segment operating cash flow to earnings before income taxes and minority interest:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------
                                                          AMOUNTS IN MILLIONS
Segment operating cash flow.............................   $ 118        127
Stock compensation......................................      (9)        17
Depreciation and amortization...........................     (99)       (92)
Interest expense........................................    (100)      (108)
Share of earnings (losses) of affiliates................      31       (394)
Realized and unrealized gains on financial instruments,
  net...................................................     188        756
Other, net..............................................      79        159
                                                           -----       ----
Earnings before income taxes and minority interests.....   $ 208        465
                                                           =====       ====

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

    - competitor responses to the Company's products and services, and the products and services of the entities in which it has interests, and the overall market acceptance of such products and services;

    - threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

    These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and Liberty expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

    GENERAL

    The following discussion and analysis provides information concerning Liberty's results of operations and financial condition. This discussion should be read in conjunction with Liberty's accompanying condensed consolidated financial statements and the notes thereto, as well as Liberty's Annual Report on Form 10-K for the year ended December 31, 2002.

    Liberty owns interests in a broad range of video programming, broadband distribution, interactive technology services and communications businesses. Liberty and its affiliated companies operate in the United States, Europe, Asia and South America.

    Liberty's most significant consolidated subsidiaries at March 31, 2003, were Starz Encore Group LLC, Ascent Media Group, Inc. and On Command Corporation. These businesses are either wholly or majority owned and are controlled by Liberty and, accordingly, the results of operations of these businesses are included in Liberty's consolidated results for the periods in which they were wholly or majority owned and controlled.

    A significant portion of Liberty's operations are conducted through entities in which Liberty does not have a controlling financial interest but in which it does have the ability to exercise significant influence over the investee's operating and financial policies. These businesses are accounted for using the equity method of accounting. Accordingly, Liberty's share of the results of operations of these businesses is reflected in its consolidated results as earnings or losses of affiliates. Included in Liberty's investments in affiliates at March 31, 2003 were Discovery Communications, Inc., QVC Inc., UnitedGlobalCom, Inc. and Jupiter Telecommunications Co., Ltd.

    Liberty also holds interests in companies in which it does not have significant influence. The most significant of these include AOL Time
Warner Inc., Sprint Corporation, The News Corporation Limited, Vivendi Universal, S.A., USA Interactive, Viacom, Inc. and Motorola Inc. These investments are classified as available-for-sale securities and are carried at fair value.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post-production and distribution services to the motion picture and television industries principally in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. Due to the significance of their operations and to enhance the reader's understanding of the Company's financial performance, separate financial data has been provided in the table below for Starz Encore, Ascent Media and On Command. The "other" category includes Liberty's other consolidated subsidiaries and corporate expenses. Liberty's other consolidated subsidiaries include Maxide Acquisition, Inc. (d/b/a DMX Music), TruePosition, Inc. ("TruePosition"), OpenTV Corp. ("OpenTV"), Pramer S.C.A. ("Pramer") and Liberty Cablevision of Puerto Rico. DMX Music is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. TruePosition provides equipment and technology that deliver location-based services to wireless users. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Pramer is an owner and distributor of cable programming services throughout Latin America. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. Liberty holds significant equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                                      THREE MONTHS              THREE MONTHS
                                                         ENDED                     ENDED
                                                       MARCH 31,       % OF      MARCH 31,       % OF
                                                          2003       REVENUE        2002       REVENUE
                                                      ------------   --------   ------------   --------
                                                                 DOLLAR AMOUNTS IN MILLIONS
Starz Encore
  Revenue...........................................      $ 229        100%         $ 237        100%
  Operating, selling, general and administrative....       (122)       (53)          (142)       (60)
  Stock compensation................................         --         --             (1)        (1)
  Depreciation and amortization.....................        (17)        (8)           (17)        (7)
                                                          -----        ---          -----        ---
    Operating income................................      $  90         39%         $  77         32%
                                                          =====        ===          =====        ===
Ascent Media
  Revenue...........................................      $ 123        100%         $ 135        100%
  Operating, selling, general and administrative....       (104)       (85)          (113)       (84)
  Stock compensation................................         (1)        (1)             1          1
  Depreciation and amortization.....................        (15)       (12)           (18)       (13)
                                                          -----        ---          -----        ---
    Operating income................................      $   3          2%         $   5          4%
                                                          =====        ===          =====        ===
On Command
  Revenue...........................................      $  57        100%         $  57        100%
  Operating, selling, general and administrative....        (41)       (72)           (45)       (79)
  Depreciation and amortization.....................        (33)       (58)           (34)       (60)
                                                          -----        ---          -----        ---
    Operating loss..................................      $ (17)       (30)%        $ (22)       (39)%
                                                          =====        ===          =====        ===
Other
  Revenue...........................................      $  96           (a)       $  84           (a)
  Operating, selling, general and administrative....       (120)                      (86)
  Stock compensation................................         (8)                       17
  Depreciation and amortization.....................        (34)                      (23)
                                                          -----                     -----
    Operating loss..................................      $ (66)                    $  (8)
                                                          =====                     =====

------------------------

(a) Not meaningful.

    Certain of the Company's consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of certain of the Programming Affiliates' revenue is generated by the sale of advertising on their networks. The prolonged downturn in the economy has had and could continue to have a negative impact on the revenue and operating income of the Programming Affiliates. A slow economy could reduce (1) the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings; (2) consumer disposable income and consumer demand for the products and services of the Programming Affiliates and (3) the amount of resources allocated for network and cable television advertising by major corporations.

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

The value of the Argentine peso dropped significantly on the day the peg rate was eliminated and has dropped further since that date. While Liberty cannot predict what future impact these economic events will have on its Argentine businesses, it notes that since the devaluation of the Argentine peso these businesses have experienced significant adverse effects as customers have extended payments and lenders have tightened credit criteria. See additional discussion below.

CONSOLIDATED SUBSIDIARIES

    STARZ ENCORE. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home distributors. In 1997, Starz Encore entered into a 25-year affiliation agreement with TCI. TCI cable systems (referred to herein as AT&T Broadband) were acquired by AT&T in 1999. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T Broadband acquires or disposes of cable systems or if Starz Encore's programming costs increase above certain specified levels. Starz Encore's affiliation agreements with other distributors generally provide for payments based on the number of subscribers that receive Starz Encore's services. Comcast Corporation has notified Starz Encore that it has elected to extend its affiliation agreement (which currently expires in December 2003) for five years under the same terms and conditions.

    AT&T Broadband was a party to a business combination with Comcast Corporation in November 2002. In that combination, AT&T Broadband and Comcast Holdings Corporation became wholly-owned subsidiaries of Comcast Corporation. As described in note 10 to the accompanying condensed consolidated financial statements, AT&T Broadband has disputed the enforceability of various provisions of its affiliation agreement with Starz Encore. That dispute is the subject of a lawsuit brought in a Colorado state court by Starz Encore in which AT&T Broadband, Comcast Corporation and Comcast Holdings Corporation have been named as defendants. Comcast Corporation and Comcast Holdings Corporation have filed a lawsuit against Starz Encore in a federal district court in Pennsylvania, alleging that Comcast Corporation is entitled to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the agreement entered into by Comcast Holdings Corporation.

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

    Because of the uncertainty in predicting the outcome of the court actions, Starz Encore has determined for financial reporting purposes to exclude from its revenue the amounts due under the AT&T Broadband affiliation agreement from and after November 18, 2002. Rather, from that date it is including revenue amounts due under the Comcast affiliation agreement on account of distribution of the Starz Encore service on AT&T Broadband's systems. This treatment is in accordance with SEC Staff Accounting Bulletin 101, which provides that revenue should not be recognized unless collectibility of amounts owed is reasonably assured. The reduction in revenue based upon the difference in payments prescribed in each of the Comcast and AT&T Broadband affiliation agreements was approximately $21 million for the three months ended March 31, 2003.

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

    Starz Encore's revenue decreased 3% for the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease is the net effect of the impact of the dispute with Comcast partially offset by a 19% increase in the number of average subscriptions to Starz Encore's services. Substantially all of the increase in average subscriptions is attributable to Starz Encores Thematic Multiplex service, which has lower subscription rates than its other services.

    Starz Encore's subscription units at March 31, 2003 and December 31, 2002 are presented in the table below. Subscription units for prior periods reflect certain minor adjustments to conform with Starz Encore's new policy of only presenting paying subscription units. Previously, Starz Encore had included subscribers receiving the service during rent free promotional campaigns.

                                                             SUBSCRIPTIONS
                                                        ------------------------
                                                        MARCH 31,   DECEMBER 31,
SERVICE OFFERING                                          2003          2002
----------------                                        ---------   ------------
                                                              IN MILLIONS
Thematic Multiplex....................................    103.2          96.8
Encore................................................     21.4          20.9
Starz!................................................     13.2          13.2
Movieplex.............................................      5.5           5.0
                                                          -----         -----
                                                          143.3         135.9
                                                          =====         =====

    At March 31, 2003, cable, DBS, and other distribution represented 63%, 36% and 1%, respectively, of Starz Encore's total subscription units. Comcast, DirecTV and Echostar generated 26%, 23% and 11% respectively, of Starz Encore's revenue for the three months ended March 31, 2003.

    Starz Encore's operating, selling, general and administrative expenses decreased 14% for the three months ended March 31, 2003, as compared to the corresponding period in 2002. Such decrease is the net effect of decreases in sales and marketing expenses and general and administrative expenses partially offset by an increase in programming expense. In addition, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees which resulted in the reversal of a related accrual in the amount of $8 million.

    A cable operator has failed to make all license fee payments due Starz Encore after December 31, 2002 under its affiliation agreement with Starz Encore, which amount approximates $19 million through April 30, 2003.

    In refusing to pay, the cable operator has alleged that in connection with its affiliation agreement with Starz Encore, a third party owes, but has not paid, an affiliate of the cable operator an annual payment of approximately
$14 million. The cable operator has stated that this payment dispute must be resolved to its satisfaction before the cable operator will pay Starz Encore the amounts due under the cable operator's affiliation agreement with Starz Encore.

    Starz Encore believes that the cable operator's claims are baseless and that the cable operator's obligations to Starz Encore under its affiliation agreement are not linked to, premised or conditioned on any agreement related to the aforementioned payment. Starz Encore has demanded that the cable operator fully perform its obligations under its affiliation agreement, and Starz Encore intends to take such actions as may be necessary to enforce its rights.

    ASCENT MEDIA. Ascent Media's revenue decreased 9% for the three months ended March 31, 2003, as compared to the corresponding prior year period. This decrease is due to decreases in revenue for Ascent Media's Networks Group
($7 million) and Creative Services Group ($6 million). The Networks Group decrease is principally due to the sale of a facility in December 2002 which generated $6 million in revenue in the first quarter of 2002. The Creative Services Group decrease is principally due to (1) a shift by television broadcasters to reality-based programming which generally requires less post-production services and (2) a reduction in corporate spending for the production of television commercials.

    Ascent Media's operating, selling general and administrative expenses decreased 8% for the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease is due to an 11% decrease in variable expenses such as personnel and material costs and a 6% decrease in general and administrative expenses.

    ON COMMAND. Revenue remained even for the three months ended March 31, 2003, as compared to the corresponding period in 2002, as increases in higher average rates for certain pay-per-view products were offset by an overall decrease in occupancy rates in the hotel industry, and a reduction in average rooms served by On Command.

    On Command's operating, selling, general and administrative expenses decreased 9% for the three months ended March 31, 2003, as compared to the corresponding period in 2002. Such decrease is due to a decrease in expenses that vary with the number of rooms served and various other individually insignificant decreases due to On Command's ongoing cost cutting measures.

    OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

    Revenue increased $12 million or 14% for the three months ended March 31, 2003, as compared to the corresponding period in 2002. The increase is primarily due to the acquisition of OpenTV in August 2002.

    Operating, selling, general and administrative expenses increased
$34 million or 40% for the three months ended March 31, 2003, as compared to the same period in 2002. Such increase is primarily due to the acquisitions of OpenTV and Wink Communications, Inc.

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

OTHER INCOME AND EXPENSE

    DIVIDEND AND INTEREST INCOME. Interest and dividend income for the three months ended March 31, 2003 was comprised of interest income earned on invested cash ($11 million), dividends on ABC Family Worldwide preferred stock
($8 million) and other ($14 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. Liberty's share of earnings (losses) of affiliates is presented below:

                                                                           THREE MONTHS
                                                                              ENDED
                                                                            MARCH 31,
                                                      PERCENTAGE      ----------------------
                                                      OWNERSHIP         2003          2002
                                                      ----------      --------      --------
                                                                            AMOUNTS IN
                                                                             MILLIONS
Discovery...........................................     50%            $(5)           (10)
QVC.................................................     42%             29             36
Jupiter.............................................     44%              2             (6)
UGC.................................................     74%             --           (343)
Telewest............................................     20%             --            (45)
Other...............................................   Various            5            (26)
                                                                        ---           ----
                                                                        $31           (394)
                                                                        ===           ====

    DISCOVERY. The decrease in Liberty's share of losses of Discovery is due to improved operating income, which resulted from an increase in revenue partially offset by an increase in operating expenses. During the three months ended
March 31, 2003, Discovery reported increases in both affiliate revenue and advertising revenue.

    QVC. Liberty's share of earnings from QVC is reduced by Liberty's share of certain stock compensation amounts that QVC includes in stockholders' equity. The decrease in Liberty's share of earnings of QVC is due to an increase in stock compensation in 2003. QVC's revenue, gross profit and operating income increased in 2003. However, these increases were offset by the increase in stock compensation.

    JUPITER. The change in Liberty's share of Jupiter's results of operations is due to increased revenue and operating margins driven by increased cable distribution and growth in telephony and Internet revenue, which translated into net earnings in 2003, as compared to a net loss in 2002.

    As of December 31, 2002, Liberty and Sumitomo Corporation each held an approximate 36% interest in Jupiter. On March 27, 2003, Liberty purchased an additional 8% interest from Sumitomo Corporation for $141 million, increasing Liberty's ownership interest in Jupiter to 44% and decreasing Sumitomo's ownership interest to 28%.

    UGC. Because Liberty currently has no commitment to make additional capital contributions to UGC, Liberty suspended recording its share of UGC's losses in the third quarter of 2002 when its investment was reduced to zero. Suspended losses at March 31, 2003 aggregated $555 million. In the event that Liberty increases its investment in UGC in the future and such investment is deemed to represent funding of these suspended losses, Liberty will be required to recognize these suspended losses to the extent of its additional investment.

    TELEWEST. As of December 31, 2002, Liberty's share of Telewest's losses had reduced its carrying value in Telewest to zero. Telewest has disclosed that it has reached a nonbinding preliminary agreement relating to a restructuring of a significant portion of its bonds. The agreement provides for the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 97% of the issued share capital of Telewest immediately after the restructuring. Existing shareholders will retain a 3% interest in Telewest under the proposed restructuring. As a result of Telewest's proposed restructuring, which Liberty expects will reduce its overall ownership in Telewest to below 10%, Liberty determined that beginning in 2003 it no longer has the ability to exercise significant control over the operations of Telewest. In addition, Liberty has removed its representatives from the Telewest board of directors. Accordingly, Liberty no longer accounts for its investment in Telewest using the equity method.

    At March 31, 2003, Liberty's accumulated other comprehensive earnings includes $287 million (before related deferred taxes) of unrealized foreign currency losses related to its investment in the equity of Telewest. Upon consummation of Telewest's proposed debt restructuring and the resulting dilution of its ownership interest in Telewest, Liberty expects that it will recognize such unrealized foreign currency losses in its statement of operations.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................    $ 89         343
Change in fair value of hedged available-for-sale
  securities................................................      --      (1,035)
Change in fair value of AFS Derivatives.....................      90       1,501
Change in fair value of other derivatives(1)................       9         (53)
                                                                ----      ------
  Total realized and unrealized gains, net..................    $188         756
                                                                ====      ======

------------------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

    Prior to January 1, 2003, the only derivative instruments designated by the Company as hedges were its equity collars, which were designated as fair value hedges. Effective December 31, 2002, the Company elected to dedesignate its equity collars as fair value hedges. Accordingly, changes in the fair value of the Company's available-for-sale securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges are now reported as a component of other comprehensive income in the Company's balance sheet. Changes in the fair value of the equity collars continue to be reported in earnings.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During the three months ended March 31, 2003, Liberty determined that certain of its other investments experienced nontemporary declines in value. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in a total charge of $21 million and are included in other, net in the accompanying condensed consolidated statement of operations.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Liberty and its subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, the Company determined that the carrying value of certain of its reporting units (including allocated goodwill) was not recoverable. Accordingly, the Company recorded an impairment loss of $1,869 million, net of related taxes, as the cumulative effect of a change in accounting principle for the three months ended March 31, 2002. This transitional impairment loss includes an adjustment of $325 million for the Company's proportionate share of transition adjustments that its equity method affiliates recorded.

MATERIAL CHANGES IN FINANCIAL CONDITION

    CORPORATE

    Although Liberty's sources of funds include its available cash balances, net cash from operating activities, and dividend and interest receipts, Liberty is primarily dependent upon its financing activities, proceeds from asset sales and monetization of its public investment portfolio to generate sufficient cash resources to meet its future cash requirements and planned commitments. Due to covenant restrictions in the bank credit facilities of its subsidiaries, Liberty is generally not entitled to the cash resources or cash generated by operations of its subsidiaries and business affiliates. Similarly, debt of Liberty's subsidiaries is generally non-recourse to Liberty.

    Liberty's primary uses of cash in recent years have been investments in and advances to affiliates and acquisitions of consolidated subsidiaries. In this regard, Liberty's investments in and advances to equity and cost method affiliates aggregated $394 million and $3 million, respectively, for the three months ended March 31, 2003, and $561 million and $94 million, respectively, for the three months ended March 31, 2002. In addition, Liberty made debt repayments of $105 million and $454 million during the three months ended March 31, 2003 and 2002, respectively. Liberty also acquired shares pursuant to a previously authorized share buy back program. During the three months ended March 31, 2003, Liberty purchased 17.3 million shares of its common stock in the open market for $170 million.

    Liberty anticipates that it will continue to fund its existing ventures as they develop and expand their businesses, and that such investments and advances to affiliates will aggregate approximately $325 million in the last three quarters of 2003. In addition, effective March 27, 2003, Liberty entered into a put/call arrangement with News Corp. Pursuant to this arrangement, Liberty has the option, execisable at any time prior to September 30, 2003, to acquire
$500 million of ADRs for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. If Liberty does not exercise its option and in the event News Corp. acquires an ownership interest in Hughes Electronics Corporation within two years, News Corp. has the option to require Liberty to purchase
$500 million of ADRs for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. Although Liberty may invest additional amounts in new or existing ventures in 2003, it is unable to quantify such investments at this time. In addition, Liberty has $300 million of corporate debt and $319 million of subsidiary debt that is required to be repaid or refinanced before March 31, 2004.

    Liberty intends to fund its investing and financing activities with a combination of available cash and short term investments, bank borrowings, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities. In this regard, during the three months ended March 31, 2003, Liberty issued $1,500 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of AOL Time Warner common stock. Liberty received cash proceeds of $1,470 million upon issuance of the exchangeable debentures after related offering costs. In addition, Liberty received cash proceeds of $224 million upon settlement of equity collars related to a portion of its Sprint PCS position.

    Subsequent to March 31, 2003, Liberty issued $1,000 million face amount of senior notes with an interest rate of 5.70% for net cash proceeds of approximately $990 million. In addition, the underwriters exercised their over allotment option with respect to Liberty's AOL Time Warner exchangeable debentures and Liberty issued an additional $250 million of AOL Time Warner exchangeable debentures for net cash proceeds of $245 million after expenses.

    On March 3, 2003, Liberty announced that it had notified Comcast Corporation of its election to trigger an exit process under the stockholders agreement governing Comcast's and Liberty's interests in QVC. Under the QVC stockholders agreement, the fair market value of QVC will be fixed pursuant to an appraisal process. Once the fair market value of QVC has been established, Comcast will have 30 days to elect to purchase Liberty's ownership interest in QVC (approximately 42%) at a purchase price based on the established fair market value. If Comcast does not elect to purchase Liberty's interest, Liberty will have 30 days to elect to purchase Comcast's interest in QVC. If Liberty does not elect to purchase Comcast's interest, then the parties are required to use their best efforts to sell 100% of QVC. In that case, each of Comcast and Liberty would be free to make an offer to purchase QVC. If Comcast elects to buy Liberty's QVC interest pursuant to its 30-day option or if Liberty elects to buy Comcast's interest pursuant to Liberty's 30-day option, the purchase price payable by Comcast or Liberty for the other's QVC interest may be paid in cash, a promissory note with a maturity not to exceed three years, publicly traded equity securities, or a combination of the foregoing forms of consideration. The form or forms of consideration are determined at the buyer's election, but are subject to the seller's right to elect to be paid in equity securities of the buyer which may be limited at the buyer's option to not issue more than 4.9% of the outstanding common stock or voting power of the buyer. The parties are required to use reasonable efforts to cause a transaction in which one of them sells its QVC interest to the other to be completed as a tax-free transaction or, if that is not available, by the most tax efficient method available, subject to any applicable limitations on the form of consideration. The provisions prescribing forms of consideration will not apply to a purchase by Comcast or Liberty if neither Comcast nor Liberty exercises its 30-day purchase option. No assurance can be given that the transaction described in this paragraph will be consummated on the terms described, or at all.

    Based on currently available information, Liberty expects that the aggregate dividend and interest income it will receive during the year ended December 31, 2003 will be approximately $200 million. Based on current debt levels and current interest rates, Liberty expects that the aggregate interest payments it will make during the year ended December 31, 2003 will be approximately
$430 million, of which approximately $375 million relates to parent company debt.

    SUBSIDIARIES

    At March 31, 2003, Liberty's consolidated subsidiaries had $1,246 million outstanding and $377 million in unused availability under their respective bank credit facilities. One of such bank credit facilities with an outstanding balance of $115 million and unused credit of $188 million was repaid and cancelled in April 2003. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers. At March 31, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at March 31, 2003. All other consolidated subsidiaries were in compliance with their debt covenants at March 31, 2003. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    On March 28, 2003, On Command reached agreement with its bank lenders to postpone until June 30, 2003 a step down of the leverage ratio covenant of its Revolving Credit Facility. On April 17, 2003, On Command and its bank lenders executed an Amended and Restated Credit Agreement. The closing of the Amended and Restated Credit Agreement is contingent upon the contribution of $40 million by Liberty to On Command to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement. However, Liberty has no obligation to make any contribution to On Command, and no assurance can be given that any such contribution will be made. The terms of any potential Liberty contribution (including the securities or other consideration to be received by Liberty in exchange for such contribution) have not yet been agreed upon. After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would mature on December 31, 2007. Although On Command is in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at March 31, 2003, On Command believes that it will be out of compliance with such covenant at June 30, 2003 if the closing of the Amended and Restated Credit Agreement does not occur by that date.

    If the Amended and Restated Credit Agreement has not closed by June 30, 2003, On Command anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain if On Command's lenders would agree to such a further amendment and what terms might be imposed by On Command's lenders in connection with such further amendment. In the event that the closing of the Amended and Restated Credit Agreement does not close on or before June 30, 2003, On Command anticipates that a default would occur under the terms of its existing Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will close. In addition, if the Amended and Restated Credit Agreement does not close, no assurance can be given that On Command will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under it existing Revolving Credit Facility. In light of the circumstances that existed with respect to the Revolving Credit Facility at March 28, 2003, On Command's independent auditors included an explanatory paragraph in their audit report for the year ended December 31, 2002 that addressed the uncertainty surrounding the ability of On Command to continue as a going concern.

    EQUITY AFFILIATES

    Various partnerships and other equity method affiliates of Liberty finance a substantial portion of their acquisitions and capital expenditures with borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of Liberty's affiliates may require additional capital to finance their operating or investing activities. In addition, Liberty is party to stockholder and partnership agreements that provide for possible capital calls on stockholders and partners. In the event Liberty's affiliates require additional financing and Liberty fails to meet a capital call, or other commitment to provide capital or loans to a particular company, such failure may have adverse consequences to Liberty. These consequences may include, among others, the dilution of Liberty's equity interest in that company, the forfeiture of its right to vote or exercise other rights, the right of the other stockholders or partners to force Liberty to sell its interest at less than fair value, the forced dissolution of the company to which Liberty has made the commitment or, in some instances, a breach of contract action for damages against Liberty. Liberty's ability to meet capital calls or other capital or loan commitments is subject to its ability to access cash.

    At March 31, 2003, Liberty owned approximately 305 million shares of UGC common stock which represents an approximate 74% economic interest and a 94% voting interest in UGC. Pursuant to certain voting and standstill arrangements, Liberty is currently unable to exercise control of UGC, and accordingly, Liberty applies the equity method of accounting for its investment.

    UGC and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services. In November 2001, United Australia/Pacific, Inc. ("UAP"), a 50% owned affiliate of UGC which indirectly owned 51% of Austar United Communications Limited ("Austar United"), the second largest subscription television operator in Australia, failed to make interest payments on certain of its senior notes. Following such default, the trustee under the Indenture for UAP's senior notes declared the principal and interest due and payable. On
March 29, 2002, voluntary and involuntary petitions were filed under Chapter 11 of the United States Bankruptcy Code with respect to UAP. On December 21, 2002, UAP filed a plan of reorganization pursuant to which substantially all of UAP's assets would be sold for cash, and such cash would be distributed to the holders of UAP's senior notes due 2006 in complete satisfaction of their claims. The proposed plan was confirmed by the U.S. Bankruptcy Court in March 2003 and approved by Austar United's banking syndicate on April 4, 2003. The sale of UAP's assets was consummated on April 18, 2003, and UAP expects to emerge from these bankruptcy proceedings by May 31, 2003. UGC continues to hold an approximate 30% ownership interest in Austar United through another subsidiary.

    In February, May, August and November 2002 and February 2003, United Pan-Europe Communications N.V. ("UPC"), a consolidated subsidiary of UGC, failed to make required interest payments on certain of its senior notes. UPC has been negotiating the restructuring of its debt instruments, and on September 30, 2002, UPC and an ad-hoc committee representing UPC's bondholders signed definitive agreements with respect to UPC's recapitalization. Under the terms of the agreement, approximately $5.4 billion of UPC's debt would be exchanged for equity of a new holding company of UPC ("New UPC"). If the recapitalization is consummated, UGC would receive approximately 65.5% of New UPC's equity in exchange for UPC debt securities that it owns; third-party noteholders would receive approximately 32.5% of New UPC's equity; and existing preferred and ordinary shareholders, including UGC, would receive 2% of UPC's equity. The recapitalization is subject to certain approvals and conditions. In
December 2002, UPC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and commenced a moratorium of payments in The Netherlands under Dutch bankruptcy law. The U.S. Bankruptcy Court confirmed the plan of reorganization as modified on February 21, 2003. The Dutch court ratified the plan of compulsory composition (Akkord) on March 13, 2003. A UPC creditor has appealed the Dutch decision. The Dutch Court of Appeals rejected this appeal on April 15, 2003, and the creditor made a final appeal to the Dutch Supreme Court on April 24, 2003. UPC does not expect that this appeal will affect the successful completion of its restructuring, which it expects will be finalized in the third quarter of 2003. In addition, certain other UGC subsidiaries do not have sufficient working capital to service their debt or other liabilities when due during the next year. As a result of the foregoing, there is substantial doubt about UGC's ability to continue as a going concern. UGC's management is taking steps to address these matters. However, no assurance can be given that such steps will be successful.

    OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at March 31, 2003 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2003 is payable as follows:
$153 million in 2003; $50 million in 2004; and $18 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at March 31, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $230 million in 2003; $310 million in 2004;
$116 million in 2005; $117 million in 2006; $106 million in 2007; and $303 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts could prove to be significant. Starz Encore's total film rights expense aggregated $94 million and $87 million for the three months ended March 31, 2003 and 2002, respectively.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the studios elect to extend these contracts, Starz Encore has agreed to pay the studios $60 million and $190 million, respectively.

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At December 31, 2002, Liberty's guarantee for obligations for films released by such date aggregated $722 million. While the guarantee amount for films not yet released is not determinable, such amount could be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. Liberty has not recorded a separate liability for its guarantee of these obligations.

    At March 31, 2003, Liberty guaranteed Y15.2 billion ($129 million) of the bank debt of Jupiter, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to Y20 billion ($169 million at March 31, 2003) to Jupiter in the event Jupiter's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event Jupiter meets certain performance criteria, this commitment reduces to Y10 billion ($85 million at March 31, 2003) at December 31, 2003 and expires on September 30, 2004.

    Liberty and the other investors have guaranteed transponder and equipment lease obligations through 2018 of Sky Latin America. At March 31, 2003, the Company's portion of the guarantee of the remaining obligations due under such agreements aggregated $113 million. In 2002, GloboPar announced that it was reevaluating its capital structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations of certain other affiliates. At March 31, 2003, these guaranteed obligations aggregated approximately $52 million and are not reflected in Liberty's condensed consolidated balance sheet. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    Pursuant to a tax sharing agreement between Liberty and AT&T when Liberty was a subsidiary of AT&T, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward. During the period from March 31, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $555 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability. In the event AT&T generates ordinary losses in 2003 or capital losses in 2003 or

2004 and is able to carry back such losses to offset taxable income previously offset by Liberty's losses, Liberty may be required to refund some or all of these cash payments.

    AT&T, as the successor to TCI, is the subject of an Internal Revenue Service audit for the 1993-1999 tax years. The IRS has notified AT&T and Liberty that it is proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS's position could result in recognition of approximately $305 million of additional income, resulting in as much as $107 million of additional tax liability, plus interest. In addition, the IRS has proposed certain penalties. AT&T and Liberty do not agree with the IRS's proposed adjustments and penalties, and AT&T and Liberty are vigorously defending their position. Pursuant to the tax sharing agreement between Liberty and AT&T, Liberty may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this audit. Liberty is currently unable to estimate any such tax liability and resulting reimbursement.

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

    Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty believes this best protects it from interest rate risk. Liberty has achieved this appropriate mix by (i) issuing fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity and
(ii) issuing short-term variable-rate debt to take advantage of historically low short-term interest rates. As of March 31, 2003, $4,680 million or 77% of Liberty's debt was composed of fixed rate debt (as adjusted for the effects of interest rate swap agreements) with a weighted average stated interest rate of 4.57%. The Company's variable rate debt of $1,417 million had a weighted average interest rate of 3.53% at March 31, 2003. Had market interest rates been 100 basis points higher (representing an approximate 28% increase over Liberty's variable rate debt effective cost of borrowing) throughout the three months ended March 31, 2003, Liberty would have recorded approximately $4 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the three months ended March 31, 2003, Liberty would have recorded an additional unrealized loss on financial instruments of $123 million.

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

    The following table provides information regarding Liberty's equity and put spread collars and put options at March 31, 2003:

                                                NO. OF        WEIGHTED       WEIGHTED     WEIGHTED    WEIGHTED
                                              UNDERLYING       AVERAGE        AVERAGE     AVERAGE     AVERAGE
                               TYPE OF          SHARES       PUT SPREAD      PUT PRICE   CALL PRICE   YEARS TO
SECURITY                      DERIVATIVE       (000'S)     PRICE PER SHARE   PER SHARE   PER SHARE    MATURITY
--------                   ----------------   ----------   ---------------   ---------   ----------   --------
AOL......................  Equity collar         36,100          N/A            $47         $ 96        2.3
AOL......................  Put option            36,100          $40            N/A          N/A        2.3
AOL......................  Put spread            21,538          $28            $49         $118        1.9
Sprint PCS...............  Equity collar(1)     142,006          N/A            $25         $ 40        5.6
News Corp................  Equity collar          5,000          N/A            $45         $ 85        2.0
News Corp................  Put spread             6,916          $20            $33         $ 79        2.6
Motorola.................  Equity collar         51,919          N/A            $25         $ 50        0.9
Cendant..................  Equity collar         26,357          N/A            $19         $ 33        2.3
Priceline................  Equity collar          3,125          N/A            $37         $ 92        2.3
GM Hughes................  Put spread             1,822          $15            $27         $ 54        0.6
XM Satellite.............  Equity collar          1,000          N/A            $29         $ 51        0.7

------------------------

(1) Includes narrow-band collars

    At March 31, 2003, the fair value of Liberty's available-for-sale equity securities was $13,556 million. Had the market price of such securities been 10% lower at March 31, 2003, the aggregate value of such securities would have been $1,356 million lower resulting in an increase to unrealized losses in other comprehensive earnings. Had the market price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at March 31, 2003, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty has not hedged the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, in order to reduce its foreign currency exchange risk related to its investments in two Japanese affiliates, the Company has entered into forward sale contracts with respect to Y20,802 million
($176 million at March 31, 2003). In addition to the forward sale contracts, the Company has entered into collar agreements with respect to Y18,785 million
($159 million at March 31,

2003). These collar agreements have a remaining term of approximately two years, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the three months ended March 31, 2003, the Company had unrealized gains of less than $1 million related to its yen contracts. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

    From time to time Liberty enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for Liberty's benefit. Liberty initially posts collateral with the counterparty equal to 10% of the value of the purchased securities. Liberty earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, Liberty is required to post cash collateral for the decline, and Liberty records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At March 31, 2003, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $285 million ($200 million of which related to Liberty's senior notes and debentures). As of such date, Liberty had posted cash collateral equal to $56 million. In the event the fair value of the purchased debt securities were to fall to zero, Liberty would be required to post additional cash collateral of $229 million.

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

    Each of Liberty's derivative instruments is executed with a counterparty, generally well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties Liberty generally:

    - executes its derivative instruments with several different counterparties, and

    - executes derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for Liberty's benefit, if the respective counterparty's credit rating were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of these counterparties. Based on its analysis, Liberty currently considers nonperformance by any of its counterparties to be unlikely.

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

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    On February 14, 2003, Liberty issued 13,336,976 shares of Series A common stock to Sumitomo Corporation for cash proceeds of $141 million. The issuance was made in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

                                                      ITEM           FINANCIAL
DATE FILED OR FURNISHED                             REPORTED      STATEMENTS FILED
-----------------------                          --------------   ----------------
March 3, 2003..................................  Items 5 and 7    None.
March 20, 2003*................................  Item 9           None.
March 26, 2003*................................  Items 9 and 12   None.

------------------------

* These Reports on Form 8-K were "furnished" to the Securities and Exchange Commission, and are not to be deemed (1) "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by Liberty under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LIBERTY MEDIA CORPORATION

Date: May 14, 2003                             By:                /s/ CHARLES Y. TANABE
                                                    ------------------------------------------------
                                                                    Charles Y. Tanabe
                                                        SENIOR VICE PRESIDENT AND GENERAL COUNSEL

Date: May 14, 2003                             By:               /s/ DAVID J.A. FLOWERS
                                                    ------------------------------------------------
                                                                   David J.A. Flowers
                                                           SENIOR VICE PRESIDENT AND TREASURER
                                                              (PRINCIPAL FINANCIAL OFFICER)

Date: May 14, 2003                             By:              /s/ CHRISTOPHER W. SHEAN
                                                    ------------------------------------------------
                                                                  Christopher W. Shean
                                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                                             (PRINCIPAL ACCOUNTING OFFICER)

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

Date: May 14, 2003

/s/ ROBERT R. BENNETT
------------------------------------
Robert R. Bennett
PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

Date: May 14, 2003

/s/ DAVID J.A. FLOWERS
------------------------------------
David J.A. Flowers
SENIOR VICE PRESIDENT AND TREASURER

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

Date: May 14, 2003

/s/ CHRISTOPHER W. SHEAN
--------------------------------------------
Christopher W. Shean
SENIOR VICE PRESIDENT AND CONTROLLER

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

99.1--Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.