Form 10-Q
period 2003-06-30
LIBERTY MEDIA CORP /DE/
filed 2003-08-13
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2003 was:

                Series A common stock 2,473,846,455 shares; and
                   Series B common stock 211,818,776 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,529        2,170
  Short-term investments....................................       214          107
  Trade and other receivables, net..........................       341          362
  Prepaid expenses and program rights.......................       438          355
  Derivative instruments (note 6)...........................       842        1,165
  Deferred income tax assets................................       284          286
  Other current assets......................................        71           55
                                                              --------      -------
    Total current assets....................................     5,719        4,500
                                                              --------      -------
Investments in affiliates, accounted for using the equity
  method, and related receivables (note 4)..................     7,952        7,390
Investments in available-for-sale securities and other cost
  investments (note 5)......................................    19,817       14,369
Long-term derivative instruments (note 6)...................     3,915        4,392

Property and equipment, at cost.............................     1,247        1,219
Accumulated depreciation....................................      (371)        (304)
                                                              --------      -------
                                                                   876          915
                                                              --------      -------
Intangible assets not subject to amortization:
  Goodwill..................................................     6,813        6,812
  Franchise costs...........................................       163          163
                                                              --------      -------
                                                                 6,976        6,975
                                                              --------      -------

Intangible assets subject to amortization...................     1,085        1,246
Accumulated amortization....................................      (556)        (632)
                                                              --------      -------
                                                                   529          614
                                                              --------      -------
Other assets, at cost, net of accumulated amortization......       541          530
                                                              --------      -------
    Total assets............................................  $ 46,325       39,685
                                                              ========      =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    117          133
  Accrued interest payable..................................       136          125
  Other accrued liabilities.................................       284          308
  Accrued stock compensation (note 9).......................       655          659
  Program rights payable....................................       168          128
  Derivative instruments (note 6)...........................        87           19
  Current portion of debt...................................       724          655
                                                              --------      -------
    Total current liabilities...............................     2,171        2,027
                                                              --------      -------
Long-term debt (note 7).....................................     6,390        4,316
Long-term derivative instruments (note 6)...................     2,344        1,469
Deferred income tax liabilities.............................     8,184        6,751
Other liabilities...........................................       168          189
                                                              --------      -------
    Total liabilities.......................................    19,257       14,752
                                                              --------      -------
Minority interests in equity of subsidiaries................       218          219
Obligation to redeem common stock...........................        --           32

Stockholders' equity (note 8):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --           --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,473,274,745 shares at June 30, 2003 and 2,476,953,566
    shares at December 31, 2002.............................        25           25
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 211,829,828
    shares at June 30, 2003 and 212,044,128 shares at
    December 31, 2002.......................................         2            2
  Additional paid-in-capital................................    36,506       36,498
  Accumulated other comprehensive earnings, net of taxes....     2,718          226
  Accumulated deficit.......................................   (12,401)     (12,069)
                                                              --------      -------
    Total stockholders' equity..............................    26,850       24,682
                                                              --------      -------
Commitments and contingencies (note 10)
    Total liabilities and stockholders' equity..............  $ 46,325       39,685
                                                              ========      =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue.....................................................   $ 500         510     1,005       1,023
                                                               -----      ------     -----      ------
Operating costs and expenses:
  Operating.................................................     279         269       537         528
  Selling, general and administrative ("SG&A")..............     137         164       266         291
  Stock compensation--SG&A..................................      44         (29)       53         (46)
  Depreciation and amortization.............................      86          93       185         185
                                                               -----      ------     -----      ------
                                                                 546         497     1,041         958
                                                               -----      ------     -----      ------
    Operating income (loss).................................     (46)         13       (36)         65
Other income (expense):
  Interest expense..........................................    (126)       (107)     (226)       (215)
  Dividend and interest income..............................      57          84        90         120
  Share of earnings (losses) of affiliates, net (note 4)....      60         150        91        (244)
  Gains (losses) on dispositions of assets, net.............      27        (517)       97        (397)
  Realized and unrealized gains (losses) on financial
    instruments, net (note 6)...............................    (673)        818      (485)      1,574
  Nontemporary declines in fair value of investments........      (6)     (5,134)      (27)     (5,134)
  Other, net................................................       4          (8)        1          (5)
                                                               -----      ------     -----      ------
                                                                (657)     (4,714)     (459)     (4,301)
                                                               -----      ------     -----      ------
    Loss before income taxes and minority interests.........    (703)     (4,701)     (495)     (4,236)
Income tax benefit..........................................     239       1,604       151       1,442
Minority interests in losses of subsidiaries................      --          --        12           3
                                                               -----      ------     -----      ------
    Loss before cumulative effect of accounting change......    (464)     (3,097)     (332)     (2,791)
Cumulative effect of accounting change, net of taxes (note
  2)........................................................      --          --        --      (1,869)
                                                               -----      ------     -----      ------
    Net loss................................................   $(464)     (3,097)     (332)     (4,660)
                                                               =====      ======     =====      ======
Loss per common share (note 3):
  Basic and diluted loss before cumulative effect of
    accounting change.......................................   $(.17)      (1.20)     (.12)      (1.08)
  Cumulative effect of accounting change....................      --          --        --        (.72)
                                                               -----      ------     -----      ------
  Basic and diluted net loss................................   $(.17)      (1.20)     (.12)      (1.80)
                                                               =====      ======     =====      ======
  Weighted average common shares outstanding................   2,684       2,582     2,687       2,585
                                                               =====      ======     =====      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net loss....................................................   $ (464)    (3,097)     (332)     (4,660)
                                                               ------     ------     -----      ------
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................        5        (94)       14        (133)
  Unrealized gains (losses) on available-for-sale
    securities..............................................    2,786     (1,776)    2,485      (3,995)
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................      (22)     3,039        (7)      3,067
                                                               ------     ------     -----      ------
    Other comprehensive earnings (loss).....................    2,769      1,169     2,492      (1,061)
                                                               ------     ------     -----      ------
Comprehensive earnings (loss)...............................   $2,305     (1,928)    2,160      (5,721)
                                                               ======     ======     =====      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2003

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                     COMMON STOCK        ADDITIONAL   COMPREHENSIVE                     TOTAL
                                     PREFERRED   ---------------------    PAID-IN       EARNINGS,     ACCUMULATED   STOCKHOLDERS'
                                       STOCK     SERIES A    SERIES B     CAPITAL     NET OF TAXES      DEFICIT        EQUITY
                                     ---------   ---------   ---------   ----------   -------------   -----------   -------------
                                                                         AMOUNTS IN MILLIONS
Balance at January 1, 2003.........     $--         25              2      36,498           226         (12,069)       24,682
  Net loss.........................      --         --             --          --            --            (332)         (332)
  Other comprehensive earnings.....      --         --             --          --         2,492              --         2,492
  Issuance of Liberty Series A
    common stock...................      --         --             --         141            --              --           141
  Purchases of Liberty common
    stock..........................      --         --             --        (170)           --              --          (170)
  Liberty Series A common stock put
    options, net of cash received..      --         --             --          37            --              --            37
                                        ---         --       ---------     ------         -----         -------        ------
Balance at June 30, 2003...........     $--         25              2      36,506         2,718         (12,401)       26,850
                                        ===         ==       =========     ======         =====         =======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                              AMOUNTS IN MILLIONS
Cash flows from operating activities:
  Net loss..................................................  $  (332)    (4,660)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Cumulative effect of accounting change, net of taxes....       --      1,869
    Depreciation and amortization...........................      185        185
    Stock compensation......................................       53        (46)
    Payments of stock compensation..........................      (54)      (107)
    Share of losses (earnings) of affiliates, net...........      (91)       244
    Losses (gains) on disposition of assets, net............      (97)       397
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................      485     (1,574)
    Nontemporary declines in fair value of investments......       27      5,134
    Minority interests in losses of subsidiaries............      (12)        (3)
    Deferred income tax benefit.............................     (156)    (1,623)
    Other noncash charges...................................       33         15
    Changes in operating assets and liabilities:
      Receivables...........................................       21         (3)
      Prepaid expenses and program rights...................      (62)       (41)
      Payables and accruals.................................       (7)       157
                                                              -------    -------
      Net cash used by operating activities.................       (7)       (56)
                                                              -------    -------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............     (459)      (684)
  Investments in and loans to cost investees................   (1,134)      (371)
  Net sales (purchases) of short term investments...........     (728)       236
  Proceeds from settlement of financial instruments.........      633        423
  Premium proceeds from origination of financial
    instruments.............................................      238        484
  Capital expended for property and equipment...............      (59)      (102)
  Cash proceeds from dispositions...........................      456        870
  Other investing activities, net...........................       18        (13)
                                                              -------    -------
      Net cash provided (used) by investing activities......   (1,035)       843
                                                              -------    -------
Cash flows from financing activities:
  Borrowings of debt........................................    2,375        177
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............      406         --
  Repayments of debt........................................     (302)      (790)
  Proceeds from issuance of Liberty Series A common stock...      141         --
  Purchases of Liberty common stock.........................     (170)      (281)
  Other financing activities, net...........................      (49)         5
                                                              -------    -------
      Net cash provided (used) by financing activities......    2,401       (889)
                                                              -------    -------
      Net increase (decrease) in cash and cash
       equivalents..........................................    1,359       (102)
      Cash and cash equivalents at beginning of period......    2,170      2,077
                                                              -------    -------
      Cash and cash equivalents at end of period............  $ 3,529      1,975
                                                              =======    =======
Cash paid for interest......................................  $   187        220
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2003
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the fair value of its derivative instruments, (ii) its assessment of the recoverability of its long-lived assets and (iii) its assessment of nontemporary declines in fair value of its investments to be its most significant estimates.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    To the extent an intangible asset (other than goodwill) was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement
142. Any impairment loss was measured as of the date of adoption and has been recognized as the cumulative effect of a change in accounting principle.

    Statement 142 also required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's enterprise-level goodwill balance was allocated to various reporting units which included a single equity method investment as its only asset. For example, goodwill was allocated to a separate reporting unit which included only the Company's investment in Discovery Communications, Inc. This allocation is performed for goodwill impairment testing purposes and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the gain or loss on disposal.

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

    Amortization of intangible assets with finite useful lives was $85 million and $91 million for the six months ended June 30, 2003 and 2002, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years and thereafter (amounts in millions):

Remainder of 2003...........................................    $ 67
2004........................................................     106
2005........................................................     102
2006........................................................      81
2007........................................................      72
Thereafter..................................................     101
                                                                ----
                                                                $529
                                                                ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(3)  EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the six months ended June 30, 2003, are 77 million potential common shares because their inclusion would be anti-dilutive.

(4)  INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount of its more significant investments in affiliates:

                                                   JUNE 30, 2003       DECEMBER 31,
                                               ---------------------       2002
                                               PERCENTAGE   CARRYING     CARRYING
                                               OWNERSHIP     AMOUNT       AMOUNT
                                               ----------   --------   -------------
                                                              AMOUNTS IN MILLIONS
Discovery Communications, Inc.
  ("Discovery")..............................     50%        $2,830        2,817
QVC Inc. ("QVC").............................     42%         2,796        2,712
Jupiter Telecommunications Co., Ltd.
  ("J-COM")..................................     45%         1,174          782
UnitedGlobalCom, Inc. ("UGC")................     73%            --           --
Other........................................   Various       1,152        1,079
                                                             ------        -----
                                                             $7,952        7,390
                                                             ======        =====

    The following table reflects Liberty's share of earnings (losses) of affiliates:

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ---------------------------
                                                              2003               2002
                                                            --------           --------
                                                                AMOUNTS IN MILLIONS
Discovery.................................................    $12                 (25)
QVC.......................................................     75                  72
J-COM.....................................................      5                 (14)
UGC.......................................................     --                 (60)
Telewest Communications plc ("Telewest")..................     --                 (68)
Other.....................................................     (1)               (149)
                                                              ---                ----
                                                              $91                (244)
                                                              ===                ====

    At June 30, 2003, the aggregate carrying amount of Liberty's investments in its affiliates exceeded Liberty's proportionate share of its affiliates' net assets by $8,908 million. Such amount is evaluated for impairment pursuant to the provisions of APB Opinion 18.

    QVC

    QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through IQVC. At June 30, 2003, Liberty had a 42% ownership interest in QVC. Liberty's share of earnings from QVC is reduced by Liberty's share of certain stock compensation amounts that QVC includes in stockholders' equity. Liberty's share of such amounts aggregated $19 million during the six months ended June 30, 2003.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    On February 28, 2003, Liberty notified Comcast Corporation of its election to trigger an exit process under the stockholders agreement governing Comcast's and Liberty's interests in QVC. As of June 30, 2003, Liberty and Comcast reached an agreement pursuant to which Liberty will acquire Comcast's approximate 56% ownership interest in QVC for a purchase price of $7.9 billion. This agreement supercedes the exit process initiated by Liberty on February 28, 2003 under the QVC stockholders agreement. The purchase price will be comprised of approximately 218 million shares of Liberty Series A common stock valued at $11.71 per share (aggregate value of approximately $2.6 billion) and a $5.3 billion three-year note payable bearing interest at 90-day LIBOR plus 1.5%. The interest rate on any portion of this indebtedness held by Comcast or any affiliate of Comcast is subject to adjustment in the event of a change in Liberty's credit rating. Liberty's acquisition of Comcast's interest in QVC will be accounted for using the purchase method of accounting, and upon consummation QVC will be included in Liberty's consolidated results of operations and financial position. Although Liberty expects that this transaction will be consummated during the second half of 2003, it is subject to certain closing conditions, including receipt of applicable regulatory approvals, and no assurance can be given that it will be consummated on the terms described above, or at all.

    Summarized results of operations for QVC (excluding stock compensation reflected in QVC's stockholders' equity) are as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
                                                                 AMOUNTS IN
                                                                  MILLIONS
Revenue....................................................  $ 2,163      1,978
Operating expenses.........................................   (1,733)    (1,592)
Depreciation and amortization..............................      (65)       (55)
                                                             -------     ------
  Operating income.........................................      365        331
Other, net.................................................     (141)      (160)
                                                             -------     ------
  Net earnings.............................................  $   224        171
                                                             =======     ======

    J-COM

    J-COM is a broadband provider of entertainment, information and communication services in Japan. As of December 31, 2002, Liberty and Sumitomo Corporation ("Sumitomo") each held an approximate 36% interest in J-COM. On March 27, 2003, Liberty purchased an additional 8% equity interest from Sumitomo for $141 million, increasing Liberty's ownership interest in J-COM to 44% and decreasing Sumitomo's ownership interest to 28%. This change in equity ownership did not affect Liberty's and Sumitomo's respective shareholder loans to J-COM.

    On May 15, 2003, Liberty and Sumitomo each converted a portion of its shareholder loans to equity interests in J-COM. Subsequent to this conversion, Liberty's and Sumitomo's equity ownership interests in J-COM are approximately 45% and 32%, respectively.

    UGC

    UGC is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. As of June 30, 2003, Liberty owns approximately 305 million shares of UGC common stock, or an approximate 73% economic interest and a 94% voting

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES interest in UGC. The closing price of UGC's Class A common stock was $5.10 on June 30, 2003. Pursuant to certain voting and standstill arrangements, Liberty is currently unable to exercise control of UGC, and accordingly, Liberty applies the equity method of accounting for its investment.

    Because Liberty currently has no commitment to make additional capital contributions to UGC, Liberty suspended recording its share of UGC's losses in the third quarter of 2002 when its investment was reduced to zero. Suspended losses at June 30, 2003 aggregated $112 million. In the event that Liberty increases its investment in UGC in the future and such investment is deemed to represent funding of these suspended losses, Liberty will be required to recognize these suspended losses to the extent of its additional investment.

    SUMMARIZED AFFILIATE INFORMATION

    Summarized combined results of operations for affiliates (including Discovery, J-COM and UGC) other than QVC are as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
                                                                 AMOUNTS IN
                                                                  MILLIONS
Revenue....................................................  $ 2,973      4,864
Operating expenses.........................................   (2,252)    (4,253)
Depreciation and amortization..............................     (660)      (859)
Impairment of long-lived assets............................       --        (48)
                                                             -------     ------
  Operating income (loss)..................................       61       (296)
Interest expense...........................................     (323)      (730)
Share of earnings (losses) of affiliates...................        3       (205)
Foreign currency gain (loss)...............................      410       (106)
Other, net.................................................      (94)     1,774
Cumulative effect of accounting change.....................       --       (311)
                                                             -------     ------
  Net earnings.............................................  $    57        126
                                                             =======     ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5)  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                         JUNE 30,    DECEMBER 31,
                                                           2003          2002
                                                         ---------   -------------
                                                            AMOUNTS IN MILLIONS
The News Corporation Limited ("News Corp.")............   $ 5,608        5,254
InterActiveCorp (formerly USA Interactive).............     5,373        2,057
AOL Time Warner Inc. ("AOL Time Warner")...............     2,754        2,243
Sprint Corporation ("Sprint PCS")......................     1,175          968
Vivendi Universal, S.A.................................       682          604
Motorola, Inc. ("Motorola")............................       720          660
Viacom, Inc............................................       663          619
Other available-for-sale securities*...................     2,787        1,849
Other investments, at cost, and related receivables....       269          222
                                                          -------       ------
                                                           20,031       14,476
  Less short-term investments..........................      (214)        (107)
                                                          -------       ------
                                                          $19,817       14,369
                                                          =======       ======

------------------------

* Other available-for-sale securities include $1,364 million of parent company and $34 million of subsidiary investments in certain marketable debt securities at June 30, 2003, and $622 million of parent company and $49 million of subsidiary investments in such securities at December 31, 2002.

    NEWS CORP.

    Effective March 27, 2003, Liberty entered into a put/call arrangement with News Corp. Pursuant to this arrangement, Liberty has the option, exercisable at any time prior to September 30, 2003, to acquire $500 million of American Depositary Receipts ("ADRs") for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. If Liberty does not exercise its option and in the event News Corp. acquires an ownership interest in Hughes Electronics Corporation within two years, News Corp. has the option to require Liberty to purchase $500 million of ADRs for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. This put/call arrangement is accounted for as a derivative instrument and has an estimated fair value of $75 million at June 30, 2003. Changes in the estimated fair value are included in unrealized gains on financial instruments in the accompanying condensed consolidated statements of operations.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below. Such amounts are in

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES addition to the unrealized gains and losses recognized in the Company's consolidated statements of operations.

                                               JUNE 30, 2003           DECEMBER 31, 2002
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holdings gains.........    $5,253         142         1,357         77
Gross unrealized holding losses.........    $   (7)         --           (87)        --

    Management estimates that the aggregate fair market value of all of its investments in available-for-sale securities and other cost investments approximated their aggregate carrying value at June 30, 2003 and December 31, 2002. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investment assets.

(6)  DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

TYPE OF                                                     UNDERLYING        JUNE 30,    DECEMBER 31,
DERIVATIVE                                                  INSTRUMENT          2003          2002
----------                                             ---------------------  ---------   -------------
                                                                                 AMOUNTS IN MILLIONS
ASSETS
  Narrow-band collars................................  Sprint PCS              $1,431          1,455
  Equity collars.....................................  Sprint PCS                 717          1,102
  Equity collars.....................................  AOL Time Warner          1,076          1,145
  Put spread collars.................................  AOL Time Warner            413            407
  Equity collars.....................................  News Corp.                  --            108
  Put spread collars.................................  News Corp.                  --             51
  Put/call option....................................  News Corp.                  75             --
  Equity collars.....................................  Motorola                   755            846
  Other..............................................  Various                    290            443
                                                                               ------        -------
    Total............................................                           4,757          5,557
  Less current portion...............................                            (842)        (1,165)
                                                                               ------        -------
                                                                               $3,915          4,392
                                                                               ======        =======

LIABILITIES
  Exchangeable debenture call option obligations.....  Various                 $1,245            536
  Put options........................................  AOL Time Warner            857            929
  Call options.......................................  AOL Time Warner            212             --
  Put option.........................................  News Corp.                  19             --
  Other..............................................  Various                     98             23
                                                                               ------        -------
    Total............................................                           2,431          1,488
  Less current portion...............................                             (87)           (19)
                                                                               ------        -------
                                                                               $2,344          1,469
                                                                               ======        =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    EQUITY COLLARS, NARROW-BAND COLLARS, PUT SPREAD COLLARS AND WRITTEN PUT AND
     CALL OPTIONS

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

    EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    In March and April 2003, Liberty issued $1,750 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of AOL Time Warner common stock. Pursuant to the provisions of Statement of Financial Accounting Standards
No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), the call option feature of the exchangeable debentures is reported separately in the condensed consolidated balance sheet at fair value. The estimated value of the call option feature of the AOL Time Warner exchangeables at the time of issuance was $406 million. Changes in the fair value of the call option obligations subsequent to initial recording are recognized as unrealized gains or losses on financial instruments in Liberty's condensed consolidated statements of operations.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                2003               2002
                                                              --------           --------
                                                                  AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $(334)                528
Change in fair value of hedged available-for-sale
  securities................................................      --              (1,753)
Change in fair value of AFS Derivatives.....................    (188)              2,770
Change in fair value of other derivatives (1)...............      37                  29
                                                               -----              ------
  Total realized and unrealized gains (losses), net.........   $(485)              1,574
                                                               =====              ======

------------------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7)  LONG-TERM DEBT

    Debt is summarized as follows:

                                                          JUNE 30,   DECEMBER 31,
                                                            2003         2002
                                                          --------   ------------
                                                            AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes..........................................   $1,979          983
  Senior debentures.....................................    1,487        1,486
  Senior exchangeable debentures........................    2,220          865
  Bank debt.............................................      250          325
                                                           ------        -----
                                                            5,936        3,659
                                                           ------        -----
Debt of subsidiaries:
  Bank credit facilities................................    1,104        1,242
  Other debt............................................       74           70
                                                           ------        -----
                                                            1,178        1,312
                                                           ------        -----
  Total debt............................................    7,114        4,971
Less current maturities.................................     (724)        (655)
                                                           ------        -----
  Total long-term debt..................................   $6,390        4,316
                                                           ======        =====

    SENIOR NOTES

    During the second quarter of 2003, Liberty issued $1,000 million face amount of senior notes due 2013 with an interest rate of 5.70% for cash proceeds of $990 million net of offering discount and underwriting fees.

    SENIOR EXCHANGEABLE DEBENTURES

    In March and April 2003, Liberty issued $1,750 million of 0.75% Senior Exchangeable Debentures due 2023 and received net cash proceeds of $1,715 million after expenses. Interest is payable on March 30 and September 30 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of AOL Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, AOL Time Warner common stock, shares of Liberty Series A common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the debentures, in whole or in part, for shares of AOL Time Warner common stock, cash or any combination thereof. On March 30, 2008, March 30, 2013 or March 30, 2018, the holders may cause Liberty to purchase the exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of AOL Time Warner common stock, cash, Liberty Series A common stock, or any combination thereof.

    In accordance with Statement 133, the call option feature of the exchangeable debentures is reported separately from the long-term debt in the condensed consolidated balance sheet at fair value. Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,750 million of exchangeable debentures issued during the six months ended June 30, 2003

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES aggregated $406 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $1,344 million. The long-term debt is accreted to its face amount over the term of the debentures using the effective interest method. Accretion related to all of the Company's exchangeable debentures aggregated
$22 million and $3 million during the six months ended June 30, 2003 and 2002, respectively, and is included in interest expense.

    BANK CREDIT FACILITIES

    At June 30, 2003, Liberty's subsidiaries had $1,104 million outstanding and $192 million in unused lines of credit under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments. Such fees were not significant for the six months ended
June 30, 2003 and 2002.

    At June 30, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at June 30, 2003, all of which is included in current portion of debt. Another consolidated subsidiary of Liberty, On Command Corporation ("On Command"), reached agreement with its bank lenders to postpone until October 1, 2003, a step down of the leverage ratio covenant of its bank facility. In the absence of this postponement, On Command would not have been in compliance with the leverage ratio covenant at June 30, 2003. Accordingly, the outstanding balance of the On Command bank facility ($266 million) is included in current portion of debt at June 30, 2003. All other consolidated borrowers were in compliance with their debt covenants at June 30, 2003. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at June 30, 2003 is as follows (amounts in millions):

Senior notes of parent company..............................   $2,179
Senior debentures of parent company.........................   $1,880
Senior exchangeable debentures of parent company, including
  call option obligation....................................   $4,364

    Liberty believes that the carrying amount of the remainder of its debt approximated its fair value at June 30, 2003.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at June 30, 2003.............................   $7,114
Add:
  Unamortized issue discount on senior notes and
    debentures..............................................       22
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,576
                                                               ------
    Face amount at maturity.................................   $9,712
                                                               ======

(8)  STOCKHOLDERS' EQUITY

    SHARES RESERVED FOR ISSUANCE

    As of June 30, 2003, there were 49 million shares of Liberty Series A common stock and 28 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    PURCHASES OF COMMON STOCK

    During the six months ended June 30, 2003, the Company purchased
17.3 million shares of its common stock in the open market for aggregate cash consideration of $170 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

    During 2002, Liberty sold put options on 7.0 million shares of its Series A common stock, 4.0 million of which were outstanding at December 31, 2002. Liberty sold another 9.3 million options in the first quarter of 2003. All of these options expired prior to June 30, 2003. The Company accounted for these put options pursuant to EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK" ("EITF 00-19"), and recorded a net increase to additional paid-in capital of $37 million during the six months ended June 30, 2003.

(9)  STOCK BASED COMPENSATION

    The Company has granted to its employees options and options with tandem stock appreciation rights ("SARs") to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"). The Company's options and options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES options. Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2003          2002
                                                              --------      --------
                                                                    AMOUNTS IN
                                                                 MILLIONS, EXCEPT
                                                                PER SHARE AMOUNTS
Net loss, as reported.......................................   $(332)        (4,660)
  Deduct additional stock compensation as determined under
    the fair value method, net of taxes.....................     (22)           (39)
                                                               -----         ------
Pro forma net loss..........................................   $(354)        (4,699)
                                                               =====         ======
Basic and diluted net loss per share:
  As reported...............................................   $(.12)         (1.80)
  Pro forma.................................................   $(.13)         (1.82)

    Starz Encore has granted Phantom Stock Appreciation Rights ("PSARs") to certain of its officers, including its chief executive officer. Compensation under the PSARs is computed based upon the percentage of PSARs that are vested and a formula derived from the appraised fair value of the net assets of Starz Encore. All amounts earned under the plan are payable in cash, Liberty common stock or a combination thereof. Effective December 27, 2002, the chief executive officer of Starz Encore elected to exercise 54% of his outstanding PSARs. Subsequent to June 30, 2003, Starz Encore settled the amount due the officer with a cash payment of $287 million.

(10)  COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Encore Group LLC ("Starz Encore"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at June 30, 2003 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2003 is payable as follows: $116 million in 2003; $74 million in 2004; and $20 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at June 30, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $142 million in 2003; $393 million in 2004; $145 million in 2005; $116 million in 2006; $107 million in 2007; and $303 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated $193 million and $182 million for the six months ended June 30, 2003 and 2002, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the studios elect to extend these contracts, Starz Encore has agreed to pay the studios $60 million and $190 million, respectively.

    GUARANTEES

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At June 30, 2003, Liberty's guarantee for obligations for films released by such date aggregated $676 million. While the guarantee amount for films not yet released is not determinable, such amount could be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At June 30, 2003, Liberty has guaranteed Y15.3 billion ($128 million) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2003 to 2018. In addition, Liberty has agreed to fund up to an additional Y20 billion ($167 million at June 30, 2003) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment reduces to Y10 billion ($83.5 million at June 30, 2003) at December 31, 2003 and expires on September 30, 2004.

    Liberty and the other investors have guaranteed transponder and equipment lease obligations through 2018 of their investee that provides direct-to-home satellite services in Latin America ("Sky Latin America"). At June 30, 2003, the Company's portion of the guarantee of the remaining obligations due under such agreements aggregated $110 million. In 2002, Globo Communicacoes e Participacoes ("GloboPar"), another investor in Sky Latin America, announced that it was reevaluating its capital structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At June 30, 2003, the Guaranteed Obligations aggregated approximately $52 million and are not reflected in Liberty's condensed consolidated balance sheet at June 30, 2003. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    OPERATING LEASES

    Liberty and its subsidiaries lease business offices, have entered into pole rental and transponder lease agreements and use certain equipment under lease arrangements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    LITIGATION

    STARZ ENCORE GROUP LLC V. AT&T BROADBAND LLC AND SATELLITE
SERVICES, INC. In 1997, Starz Encore entered into a 25-year affiliation agreement with Tele-Communications, Inc. ("TCI"). TCI cable systems subsequently acquired by AT&T Corp. ("AT&T") in 1999 operated under the name AT&T Broadband. As further described below, AT&T Broadband completed a transaction with Comcast Corporation in November 2002. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted if AT&T acquires or disposes of cable systems, or if Starz Encore's programming costs increase or decrease, as the case may be, above or below amounts specified in the agreement. In such cases, AT&T Broadband's payments under the affiliation agreement would be increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001.

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

    On November 18, 2002, AT&T Broadband completed a transaction with Comcast Corporation (formerly known as AT&T Comcast Corporation) and Comcast Holdings Corporation (formerly known as Comcast Corporation) in which AT&T Broadband and Comcast Holdings Corporation became wholly owned subsidiaries of Comcast Corporation. On the same day, Comcast Corporation and Comcast Holdings Corporation filed an action for declaratory judgment against Starz Encore in the U.S. District Court for the Eastern District of Pennsylvania, alleging that Comcast Holdings' agreement with Starz Encore permits Comcast Corporation to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the affiliation agreement entered into by Comcast Holdings with Starz Encore. Comcast Holdings' affiliation agreement with Starz Encore provides for a per subscriber fee rather than the fixed monthly payments prescribed by the AT&T

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Broadband agreement and has no provision for the pass through of excess programming costs. Starz Encore has filed a motion to dismiss this case on grounds that the claims made by the plaintiffs should be made in the Colorado state court proceeding described above. Comcast has filed a motion for summary judgement in its favor, which Starz Encore has moved the court to strike. If the court does not strike Comcast's motion, Starz Encore will vigorously oppose it.

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

    Because of the uncertainty in predicting the outcome of the court actions, Liberty has determined for financial reporting purposes to exclude from Starz Encore's revenue the amounts due under the AT&T Broadband affiliation agreement from and after November 18, 2002. Rather, from that date it is including revenue amounts due under the Comcast affiliation agreement on account of distribution of the Starz Encore service on AT&T Broadband's systems. This treatment is in accordance with SEC Staff Accounting Bulletin 101, which provides that revenue should not be recognized unless collectibility of amounts owed is reasonably assured. The reduction in revenue based upon the difference in payments prescribed in each of the Comcast and AT&T Broadband affiliation agreements was approximately $45 million for the six months ended June 30, 2003.

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

(11)  INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

    Liberty is a holding company with a variety of subsidiaries and investments operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings or loss before income taxes or total assets; and those equity method

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES affiliates whose share of earnings or losses represent 10% or more of Liberty's pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated for segment reporting purposes. The segment presentation for prior periods has been conformed to correspond to the current period segment presentation.

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

    For the six months ended June 30, 2003, Liberty had five operating segments:
Starz Encore, Ascent Media Group, Inc. ("Ascent Media"), On Command and "Other," which are all consolidated entities, and QVC, which is an equity method affiliate. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts. "Other" includes Liberty's non-consolidated investments, corporate and other consolidated businesses

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES not representing separately reportable segments. QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network.

                                                   SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------
                                                  2003                   2002
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                          REVENUE    CASH FLOW   REVENUE    CASH FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
PERFORMANCE MEASURES:
  Starz Encore..........................  $   454       197          474       170
  Ascent Media..........................      246        36          264        38
  On Command............................      116        29          118        32
  Other.................................      189       (60)         167       (36)
  QVC...................................    2,163       430        1,978       386
  Eliminations..........................   (2,163)     (430)      (1,978)     (386)
                                          -------      ----       ------      ----
  Consolidated Liberty..................  $ 1,005       202        1,023       204
                                          =======      ====       ======      ====

                                                               JUNE 30, 2003
                                                          ------------------------
                                                           TOTAL      INVESTMENTS
                                                           ASSETS    IN AFFILIATES
                                                          --------   -------------
                                                            AMOUNTS IN MILLIONS
BALANCE SHEET INFORMATION:
  Starz Encore..........................................  $ 2,900          142
  Ascent Media..........................................      747            4
  On Command............................................      377           --
  Other.................................................   42,301        7,806
  QVC...................................................    3,124           --
  Eliminations..........................................   (3,124)          --
                                                          -------        -----
  Consolidated Liberty..................................  $46,325        7,952
                                                          =======        =====

    The following table provides a reconciliation of consolidated segment operating cash flow to loss before income taxes and minority interest:

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Consolidated segment operating cash flow....................   $ 202         204
Stock compensation..........................................     (53)         46
Depreciation and amortization...............................    (185)       (185)
Interest expense............................................    (226)       (215)
Share of earnings (losses) of affiliates....................      91        (244)
Gains (losses) on dispositions, net.........................      97        (397)
Nontemporary declines in fair value of investments..........     (27)     (5,134)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................    (485)      1,574
Other, net..................................................      91         115
                                                               -----      ------
Loss before income taxes and minority interests.............   $(495)     (4,236)
                                                               =====      ======

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

    Liberty's most significant consolidated subsidiaries at June 30, 2003, were Starz Encore Group LLC, Ascent Media Group, Inc. and On Command Corporation. These businesses are either wholly or majority owned and are controlled by Liberty and, accordingly, the results of operations of these businesses are included in Liberty's consolidated results.

    A significant portion of Liberty's operations are conducted through entities in which Liberty does not have a controlling financial interest but in which it does have the ability to exercise significant influence over the investee's operating and financial policies. These businesses are accounted for using the equity method of accounting. Accordingly, Liberty's share of the results of operations of these businesses is reflected in its consolidated results as earnings or losses of affiliates. Included in Liberty's investments in affiliates at June 30, 2003 were Discovery Communications, Inc., QVC Inc., UnitedGlobalCom, Inc. and Jupiter Telecommunications Co., Ltd.

    Liberty also holds interests in companies in which it does not have significant influence. The most significant of these include The News Corporation Limited, InterActiveCorp, AOL Time Warner Inc., Sprint Corporation, Vivendi Universal, S.A., Motorola Inc. and Viacom, Inc. These investments are classified as available-for-sale securities and are carried at fair value.

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

                                                      THREE MONTHS              THREE MONTHS
                                                         ENDED                     ENDED
                                                        JUNE 30,       % OF       JUNE 30,       % OF
                                                          2003       REVENUE        2002       REVENUE
                                                      ------------   --------   ------------   --------
                                                                 DOLLAR AMOUNTS IN MILLIONS
Starz Encore
  Revenue...........................................      $ 225        100%         $ 237        100%
  Operating expenses................................       (109)       (48)          (106)       (45)
  SG&A expenses.....................................        (26)       (12)           (56)       (23)
  Stock compensation................................        (21)        (9)            (2)        (1)
  Depreciation and amortization.....................        (17)        (8)           (17)        (7)
                                                          -----        ---          -----        ---
    Operating income................................      $  52         23%         $  56         24%
                                                          =====        ===          =====        ===
Ascent Media
  Revenue...........................................      $ 123        100%         $ 129        100%
  Operating expenses................................        (73)       (59)           (78)       (61)
  SG&A expenses.....................................        (33)       (27)           (35)       (27)
  Stock compensation................................         (1)        (1)            --         --
  Depreciation and amortization.....................        (18)       (15)           (16)       (12)
                                                          -----        ---          -----        ---
    Operating income (loss).........................      $  (2)        (2)%        $  --         --%
                                                          =====        ===          =====        ===
On Command
  Revenue...........................................      $  59        100%         $  61        100%
  Operating expenses................................        (39)       (66)           (38)       (64)
  SG&A expenses.....................................         (7)       (12)            (6)        (8)
  Depreciation and amortization.....................        (19)       (32)           (33)       (54)
                                                          -----        ---          -----        ---
    Operating loss..................................      $  (6)       (10)%        $ (16)       (26)%
                                                          =====        ===          =====        ===
Other
  Revenue...........................................      $  93         (a)         $  83         (a)
  Operating expenses................................        (58)                      (47)
  SG&A expenses.....................................        (71)                      (67)
  Stock compensation................................        (22)                       31
  Depreciation and amortization.....................        (32)                      (27)
                                                          -----                     -----
    Operating loss..................................      $ (90)                    $ (27)
                                                          =====                     =====

------------------------

(a) Not meaningful.

                                                          SIX MONTHS              SIX MONTHS
                                                            ENDED                   ENDED
                                                           JUNE 30,      % OF      JUNE 30,      % OF
                                                             2003      REVENUE       2002      REVENUE
                                                          ----------   --------   ----------   --------
                                                                   DOLLAR AMOUNTS IN MILLIONS
Starz Encore
  Revenue...............................................     $ 454       100%        $ 474       100%
  Operating expenses....................................      (205)      (45)         (205)      (43)
  SG&A expenses.........................................       (52)      (11)          (99)      (21)
  Stock compensation....................................       (21)       (5)           (3)       (1)
  Depreciation and amortization.........................       (34)       (8)          (34)       (7)
                                                             -----       ---         -----       ---
    Operating income....................................     $ 142        31%        $ 133        28%
                                                             =====       ===         =====       ===
Ascent Media
  Revenue...............................................     $ 246       100%        $ 264       100%
  Operating expenses....................................      (145)      (59)         (160)      (60)
  SG&A expenses.........................................       (65)      (27)          (66)      (25)
  Stock compensation....................................        (2)       (1)            1        --
  Depreciation and amortization.........................       (33)      (13)          (34)      (13)
                                                             -----       ---         -----       ---
    Operating income....................................     $   1        --%        $   5         2%
                                                             =====       ===         =====       ===
On Command
  Revenue...............................................     $ 116       100%        $ 118       100%
  Operating expenses....................................       (73)      (63)          (75)      (64)
  SG&A expenses.........................................       (14)      (12)          (11)       (9)
  Depreciation and amortization.........................       (52)      (45)          (67)      (57)
                                                             -----       ---         -----       ---
    Operating loss......................................     $ (23)      (20)%       $ (35)      (30)%
                                                             =====       ===         =====       ===
Other
  Revenue...............................................     $ 189        (a)        $ 167        (a)
  Operating expenses....................................      (114)                    (88)
  SG&A expenses.........................................      (135)                   (115)
  Stock compensation....................................       (30)                     48
  Depreciation and amortization.........................       (66)                    (50)
                                                             -----                   -----
    Operating loss......................................     $(156)                  $ (38)
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

CONSOLIDATED SUBSIDIARIES

    STARZ ENCORE. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home ("DTH") distributors. In 1997, Starz Encore entered into a 25-year affiliation agreement with TCI. TCI cable systems (referred to herein as AT&T Broadband) were acquired by AT&T in 1999. Under this affiliation agreement, AT&T Broadband makes fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband can be adjusted, in certain instances, if AT&T Broadband acquires or disposes of cable systems or if Starz Encore's programming costs increase above certain specified levels. Starz Encore's affiliation agreements with other distributors generally provide for payments based on the number of subscribers that receive Starz Encore's services.

    AT&T Broadband was a party to a business combination with Comcast Corporation (formerly known as AT&T Comcast Corporation) in November 2002. In that combination, AT&T Broadband and Comcast Holdings Corporation (formerly known as Comcast Corporation) became wholly-owned subsidiaries of Comcast Corporation. As described in note 10 to the accompanying condensed consolidated financial statements, AT&T Broadband has disputed the enforceability of various provisions of its affiliation agreement with Starz Encore. That dispute is the subject of a lawsuit brought in a Colorado state court by Starz Encore in which AT&T Broadband, Comcast Corporation and Comcast Holdings Corporation have been named as defendants. Comcast Corporation and Comcast Holdings Corporation have filed a lawsuit against Starz Encore in a federal district court in Pennsylvania, alleging that Comcast Corporation is entitled to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the agreement entered into by Comcast Holdings Corporation, which expires in December 2008.

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

    Because of the uncertainty in predicting the outcome of the court actions, Starz Encore has determined for financial reporting purposes to exclude from its revenue the amounts due under the AT&T Broadband affiliation agreement from and after November 18, 2002. Rather, from that date it is including revenue amounts due under the Comcast Holdings affiliation agreement on account of distribution of the Starz Encore service on AT&T Broadband's systems. This treatment is in accordance with SEC Staff Accounting Bulletin 101, which provides that revenue should not be recognized unless collectibility of amounts owed is reasonably assured. The reduction in revenue based upon the difference in payments prescribed in each of the Comcast Holdings and AT&T Broadband affiliation agreements was approximately $45 million for the six months ended June 30, 2003.

    For the year ending December 31, 2003, Starz Encore estimates that the difference in revenue as calculated under the AT&T Broadband and Comcast Holdings affiliation agreements, respectively, will be between $95 million and $105 million. This estimated reduction in revenue is the result of (i) a lower effective per-subscriber fee under the Comcast Holdings affiliation agreement and (ii) a decrease in subscribers in the AT&T Broadband systems. The decrease in subscribers is due to the negative effects of changes in marketing efforts and packaging of Starz Encore's services that Comcast has implemented in 2003. While Starz Encore has estimated the full-year revenue impact of its dispute with Comcast, no assurance can be given that the impact of any additional marketing or packaging changes that Comcast may implement will not exceed this estimate. The estimated difference in revenue would have approximately a dollar-for-dollar impact on Starz Encore's operating income, as Starz Encore would not realize any significant cost savings associated with the reduction in revenue.

    There were no excess programming costs in 2002 that Starz Encore had the right to pass through to AT&T Broadband under its affiliation agreement, and none are currently expected in 2003. Because the amount of excess programming costs is subject to a variety of factors, including receipts from theatrical release of motion pictures covered by Starz Encore's agreements with movie studios, Starz Encore is unable to estimate the share of those excess programming costs that could be passed through to AT&T Broadband, were the AT&T Broadband affiliation agreement held enforceable, for 2004 and thereafter. However, such amounts are expected to be significant.

    Starz Encore's revenue decreased 5% and 4% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases are the net effect of the impact of the dispute with Comcast partially offset by a 17% increase in the number of average subscriptions to Starz Encore's services. Substantially all of the increase in average subscriptions is attributable to Starz Encore's Thematic Multiplex service, which has lower subscription rates than its other services.

    While Starz Encore's average subscription units increased during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, Starz Encore's total subscription units decreased from March 31, 2003 to June 30, 2003. Such decrease reflects the impact of the dispute with Comcast described above, as well as the impact of promotional efforts on the part of certain other DTH and cable operators to sell other premium movie services to their customers instead of Starz Encore's services. Starz Encore is negotiating with these multichannel television distributors to obtain more favorable channel packaging and increased promotional efforts. However, no assurance can be given that these negotiations will be successful.

    Starz Encore's subscription units are presented in the table below. Subscription units for December 31, 2002 reflect certain minor adjustments to conform with Starz Encore's new policy of only presenting paying subscription units. Previously, Starz Encore had included certain of its subscribers receiving the service during rent free promotional campaigns.

                                                            SUBSCRIPTIONS
                                                --------------------------------------
                                                JUNE 30,    MARCH 31,    DECEMBER 31,
SERVICE OFFERING                                  2003         2003          2002
----------------                                ---------   ----------   -------------
                                                             IN MILLIONS
Thematic Multiplex............................    103.4        103.2          96.8
Encore........................................     20.9         21.4          20.9
Starz!........................................     12.5         13.2          13.2
Movieplex.....................................      5.6          5.5           5.0
                                                  -----        -----         -----
                                                  142.4        143.3         135.9
                                                  =====        =====         =====

    At June 30, 2003, cable, DTH satellite, and other distribution represented 64%, 35% and 1%, respectively, of Starz Encore's total subscription units. Comcast, DirecTV and Echostar generated 26%, 23% and 11% respectively, of Starz Encore's revenue for the six months ended June 30, 2003.

    Starz Encore's operating expenses increased 3% for the three months ended June 30, 2003, and were flat for the six months ended June 30, 2003, as compared to the corresponding prior year periods. The three month increase is due primarily to increases in programming costs. In the first quarter of 2003, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million. This reversal offset the programming cost increases for the six months ended June 30, 2003.

    Starz Encore's SG&A expenses decreased 54% and 47% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to decreases in sales and marketing expenses ($20 million and $35 million for the three and six months ended June 30, 2003, respectively) and bad debt expense ($11 million and $13 million for the three and six months ended June 30, 2003, respectively) The decrease in sales and marketing expenses is due to the reduced number of co-operative promotions by certain multichannel television distributors discussed above. The higher bad debt expense in 2002 resulted from the bankruptcy filing of Adelphia Communications Corporation.

    During the first quarter of 2003, a cable operator failed to make all license fee payments due Starz Encore after December 31, 2002 under its affiliation agreement with Starz Encore. During the second quarter of 2003, the cable operator paid all past-due amounts and is currently paying under the terms of its affiliation agreement.

    ASCENT MEDIA. Ascent Media's revenue decreased 5% and 7% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. The three month decrease is due to a decrease in revenue for Ascent Media's Networks Group ($10 million) due to the sale of a facility in December 2002 and the re-negotiation of certain contracts resulting in lower rates for services. These decreases were partially offset by an increase in revenue for Ascent Media's Creative Services Group ($4 million). The six month decrease in Ascent Media's revenue is due primarily to a decrease in its Networks Group ($16 million) due to the aforementioned factors.

    Ascent Media's operating expenses decreased 6% and 9% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases are due to a decrease in expenses that vary with revenue such as personnel and material costs.

    Ascent Media's SG&A expenses were relatively comparable over the 2003 and 2002 periods.

    ON COMMAND. Revenue decreased 3% and 2% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year period. These decreases are due to the net effect of a decrease in revenue related to On Command's mature-themed movies, partially offset by increases in revenue for feature films and Internet services. On Command believes these changes in revenue are due to (i) changes in travel patterns for business and family travelers and (ii) a reduction in buy rates for On Command's mature-themed pay-per-view products.

    On Command's operating expenses were relatively flat for the three months ended June 30, 2003 and decreased 3% for the six months ended June 30, 2003, as compared to the corresponding prior year periods. These changes are due to the net effect of increases in programming fees offset by decreases in other expenses that vary with revenue and the number of rooms served.

    On Command's SG&A expenses increased $1 million and $3 million for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. These increases are due to individually insignificant increases in various components of this line item.

    OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

    Other revenue increased $10 million or 12% and $22 million or 13% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. The increase is primarily due to the acquisition of OpenTV in August 2002.

    Other operating expenses increased 23% and 30% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the August 2002 acquisitions of OpenTV and Wink Communications, Inc. ("Wink").

    Other SG&A expenses increased 6% and 17% for the three and six months ended June 30, 2003, respectively, as compared to the corresponding prior year periods. The three month increase is due to lower expenses at DMX due to cost containment initiatives offset by increases due to the acquisition of OpenTV and Wink. The six month increase is primarily due to the OpenTV and Wink acquisitions partially offset by a decrease at DMX.

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

OTHER INCOME AND EXPENSE

    DIVIDEND AND INTEREST INCOME. Interest and dividend income for the six months ended June 30, 2003 was comprised of interest income earned on invested cash ($28 million), dividends on News Corp. ADRs ($19 million), dividends on ABC Family Worldwide preferred stock ($15 million) and other ($28 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. Liberty's share of earnings (losses) of affiliates is presented below:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                 PERCENTAGE      ---------------------------
                                                 OWNERSHIP         2003               2002
                                                 ----------      --------           --------
                                                                     AMOUNTS IN MILLIONS
Discovery......................................         50%        $12                 (25)
QVC............................................         42%         75                  72
J-COM..........................................         45%          5                 (14)
UGC............................................         73%         --                 (60)
Telewest.......................................          *          --                 (68)
Other..........................................    Various          (1)               (149)
                                                                   ---                ----
                                                                   $91                (244)
                                                                   ===                ====

------------------------

*   No longer an equity investment

    DISCOVERY. The decrease in Liberty's share of losses of Discovery is due to improved operating income, which resulted from an increase in revenue partially offset by an increase in operating expenses. During the six months ended
June 30, 2003, Discovery reported increases in both affiliate revenue and advertising revenue.

    QVC. Liberty's share of earnings from QVC is reduced by Liberty's share of certain stock compensation amounts that QVC includes in stockholders' equity. The increase in Liberty's share of earnings of QVC is the net effect of an increase in QVC's net earnings offset by an increase in stock compensation in 2003. QVC's revenue, gross profit and operating income increased in 2003 and contributed to the increase in QVC's net earnings.

    J-COM. The change in Liberty's share of J-COM's results of operations is due to increased revenue and operating margins driven by increased cable distribution and growth in telephony and Internet revenue, which translated into net earnings in 2003, as compared to a net loss in 2002.

    As of December 31, 2002, Liberty and Sumitomo Corporation each held an approximate 36% interest in J-COM. On March 27, 2003, Liberty purchased an additional 8% interest from Sumitomo for $141 million, increasing Liberty's ownership interest in J-COM to 44% and decreasing Sumitomo's ownership interest to 28%. On May 15, 2003, Liberty and Sumitomo each converted a portion of its shareholder loans to equity interests in J-COM. Subsequent to this conversion, Liberty's and Sumitomo's equity ownership interests in J-COM are approximately 45% and 32%, respectively.

    UGC. Because Liberty currently has no commitment to make additional capital contributions to UGC, Liberty suspended recording its share of UGC's losses in the third quarter of 2002 when its investment was reduced to zero. Suspended losses at June 30, 2003 aggregated $112 million. In the event that Liberty increases its investment in UGC in the future and such investment is deemed to represent funding of these suspended losses, Liberty will be required to recognize these suspended losses to the extent of its additional investment.

    TELEWEST. As of December 31, 2002, Liberty's share of Telewest's losses had reduced its carrying value in Telewest to zero. Telewest has disclosed that it has reached a nonbinding preliminary agreement relating to a restructuring of a significant portion of its bonds. The agreement provides for the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 97% of the issued share capital of Telewest immediately after the restructuring. Existing shareholders will retain a 3% interest in Telewest under the proposed restructuring. Telewest recently announced that shareholders could expect to receive 1.5% rather than 3% of the issued share capital of the restructured company. As a result of Telewest's proposed restructuring, which Liberty expects will reduce its overall ownership in Telewest to below 10%, Liberty determined that beginning in 2003 it no longer has the ability to exercise significant control over the operations of Telewest. In addition, Liberty has removed its representatives from the Telewest board of directors. Accordingly, Liberty no longer accounts for its investment in Telewest using the equity method.

    At June 30, 2003, Liberty's accumulated other comprehensive earnings includes $287 million (before related deferred taxes) of unrealized foreign currency losses related to its investment in the equity of Telewest. These unrealized foreign currency losses will only be recognized by Liberty upon the sale of its Telewest investment.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         ---------------------------
                                                           2003               2002
                                                         --------           --------
                                                             AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option features......................................   $(334)                528
Change in fair value of hedged available-for-sale
  securities...........................................      --              (1,753)
Change in fair value of AFS Derivatives................    (188)              2,770
Change in fair value of other derivatives(1)...........      37                  29
                                                          -----              ------
  Total realized and unrealized gains (losses), net....   $(485)              1,574
                                                          =====              ======

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

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During the six months ended June 30, 2003 and 2002, Liberty determined that certain of its other investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in total charges of $27 million and $5,134 million, respectively.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

CORPORATE

    Although Liberty's sources of funds include its available cash balances, net cash from operating activities, and dividend and interest receipts, Liberty is primarily dependent upon its financing activities, proceeds from asset sales and monetization of its public investment portfolio, including derivative instruments, to generate sufficient cash resources to meet its future cash requirements and planned commitments. Due to covenant restrictions in the bank credit facilities of its subsidiaries, Liberty is not entitled to the cash resources or cash generated by operations of certain of its subsidiaries and business affiliates. Similarly, debt of Liberty's subsidiaries is generally non-recourse to Liberty.

    Liberty's primary use of cash in recent years has been investments in and advances to affiliates. In this regard, Liberty's investments in and advances to equity and cost method affiliates aggregated $459 million and $1,134 million, respectively, for the six months ended June 30, 2003, and $684 million and $371 million, respectively, for the six months ended June 30, 2002. In addition, Liberty made debt repayments of $302 million and $790 million during the six months ended June 30, 2003 and 2002, respectively. Liberty also acquired shares pursuant to a previously authorized share buy back program. During the six months ended June 30, 2003, Liberty purchased 17.3 million shares of its common stock in the open market for $170 million.

    Liberty anticipates that it will continue to fund and make additional investments in its existing ventures, and that such investments and advances to affiliates will aggregate approximately $100 million in the second half of 2003. In addition, effective March 27, 2003, Liberty entered into a put/call arrangement with News Corp. Pursuant to this arrangement, Liberty has the option, exercisable at any time prior to September 30, 2003, to acquire
$500 million of ADRs for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. If Liberty does not exercise its option and in the event News Corp. acquires an ownership interest in Hughes Electronics Corporation within two years, News Corp. has the option to require Liberty to purchase
$500 million of ADRs for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. Although Liberty may invest additional amounts in new or existing ventures in 2003, it is unable to quantify such investments at this time. In addition, Liberty has $250 million of corporate debt and $474 million of subsidiary debt that is required to be repaid or refinanced before June 30, 2004.

    Liberty intends to fund its investing and financing activities with a combination of available cash and short term investments, bank borrowings, monetization of existing marketable securities, proceeds from the sale of assets, and the issuance of debt and equity securities. In this regard, during the six months ended June 30, 2003, Liberty issued $1,750 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of AOL Time Warner common stock. Liberty received cash proceeds of $1,715 million upon issuance of the exchangeable debentures after related offering costs. In addition, Liberty
(i) issued $1,000 million
face amount of senior notes with an interest rate of 5.70% for net cash proceeds of approximately $990 million, (ii) received cash proceeds of $1,089 million upon the sale of assets and the settlement of equity collars related to certain of its available-for-sale securities and (iii) received premium proceeds of $238 million from the origination of financial instruments.

    On February 28, 2003, Liberty notified Comcast Corporation of its election to trigger an exit process under the stockholders agreement governing Comcast's and Liberty's interests in QVC. Effective June 30, 2003, Liberty and Comcast reached an agreement pursuant to which Liberty will acquire Comcast's approximate 56% ownership interest in QVC for a purchase price of $7.9 billion. This agreement supercedes the exit process initiated by Liberty on February 28, 2003 under the QVC stockholders agreement. The purchase price will be comprised of approximately 218 million shares of Liberty Series A common stock valued at $11.71 per share (aggregate value of approximately $2.6 billion) and a $5.3 billion three-year note payable bearing interest at 90-day LIBOR plus 1.5%. The interest rate on any portion of this indebtedness held by Comcast or any affiliate of Comcast is subject to adjustment in the event of a change in Liberty's credit rating. Liberty's acquisition of Comcast's interest in QVC will be accounted for using the purchase method of accounting, and upon consummation QVC will be included in Liberty's consolidated results of operations and financial position. Although Liberty expects that this transaction will be consummated during the second half of 2003, it is subject to certain closing conditions, including receipt of applicable regulatory approvals, and no assurance can be given that it will be consummated on the terms described above, or at all.

    Subsequent to the announcement by Liberty of its intention to purchase QVC, Standard and Poor's Securities, Inc. ("S&P"), Fitch Investors Service, L.P. ("Fitch") and Moody's Investors Service, Inc. ("Moody's") each affirmed its respective rating for Liberty's senior debt at the last level of investment grade. In addition, S&P and Fitch each affirmed its stable outlook. However, Moody's placed Liberty's senior debt on review for possible downgrade. Except as described in the immediately preceding paragraph, none of Liberty's existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in Liberty's credit rating. However, any such downgrade may adversely affect Liberty's access to the public debt markets and its overall cost of future borrowings.

    Based on currently available information, Liberty expects that the aggregate dividend and interest income it will receive during the year ended December 31, 2003 will be approximately $180 million. Based on current debt levels and current interest rates, Liberty expects that the aggregate interest payments it will make during the year ended December 31, 2003 will be approximately
$420 million, of which approximately $375 million relates to parent company debt.

SUBSIDIARIES

    At June 30, 2003, Liberty's consolidated subsidiaries had $1,104 million outstanding and $192 million in unused availability under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers. At
June 30, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at June 30, 2003. All other consolidated subsidiaries were in compliance with their debt covenants at June 30, 2003. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

    On June 27, 2003, On Command reached agreement with its bank lenders to postpone until October 1, 2003 a step down of the leverage ratio covenant of its Revolving Credit Facility. Such Revolving Credit Facility had an outstanding balance of $266 million at June 30, 2003. On Command and its bank lenders executed an Amended and Restated Credit Agreement on April 17, 2003, and an amendment thereto on June 27, 2003 (as amended, the "Amended and Restated Credit Agreement"). The effectiveness of the Amended and Restated Credit Agreement is contingent upon the contribution of $40 million by Liberty to On Command to be used to repay principal due, and permanently reduce lender commitments, pursuant to the Amended and Restated Credit Agreement. However, Liberty has no obligation to make any contribution to On Command, and no assurance can be given that any such contribution will be made. After the proposed reduction of lender commitments, the Amended and Restated Credit Agreement would mature on December 31, 2007. As a result of the postponement of the leverage ratio step down, On Command was in compliance with the leverage ratio covenant of its existing Revolving Credit Facility at June 30, 2003, and On Command expects to be in compliance with such covenant at September 30, 2003. However, On Command believes that it will be out of compliance with such covenant at December 31, 2003 if the Amended and Restated Credit Agreement does not become effective by that date.

    If the Amended and Restated Credit Agreement has not become effective by December 31, 2003, On Command anticipates that it will request a further amendment to its existing Revolving Credit Facility to postpone the step down of the leverage ratio covenant. It is uncertain if On Command's lenders would agree to such a further amendment and what terms might be imposed by On Command's lenders in connection with such further amendment. In the event that the Amended and Restated Credit Agreement does not become effective on or before December 31, 2003, On Command anticipates that a default would occur under the terms of its existing Revolving Credit Facility. Upon the occurrence of a default, if left uncured, the bank lenders would have various remedies, including terminating their revolving loan commitment, declaring all outstanding loan amounts including interest immediately due and payable, and exercising their rights against their collateral which consists of substantially all of On Command's assets. No assurance can be given that the Amended and Restated Credit Agreement will become effective. In addition, if the Amended and Restated Credit Agreement does not become effective, no assurance can be given that On Command will be able to successfully restructure or refinance its existing Revolving Credit Facility on terms acceptable to On Command, or that On Command will be able to avoid a default under it existing Revolving Credit Facility. In light of the uncertainties with respect to the restructuring of the Revolving Credit Facility, On Command's independent auditors included an explanatory paragraph in their audit report for the year ended December 31, 2002 that addressed the uncertainty surrounding the ability of On Command to continue as a going concern.

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

    At June 30, 2003, Liberty owned approximately 305 million shares of UGC common stock which represents an approximate 73% economic interest and a 94% voting interest in UGC. Pursuant to certain voting and standstill arrangements, Liberty is currently unable to exercise control of UGC, and accordingly, Liberty applies the equity method of accounting for its investment.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at June 30, 2003 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2003 is payable as follows: $116 million in 2003; $74 million in 2004; and $20 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at June 30, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $142 million in 2003; $393 million in 2004; $145 million in 2005; $116 million in 2006; $107 million in 2007; and $303 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2014 when these films meet certain criteria described in the agreements. No estimate of amounts payable under these agreements can be made at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated $193 million and $182 million for the six months ended June 30, 2003 and 2002, respectively.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the studios elect to extend these contracts, Starz Encore has agreed to pay the studios $60 million and $190 million, respectively.

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At June 30, 2002, Liberty's guarantee for obligations for films released by such date aggregated $676 million. While the guarantee amount for films not yet released is not determinable, such amount could be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At June 30, 2003, Liberty guaranteed Y15.3 billion ($128 million) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2003 to 2018. In addition, Liberty has agreed to fund up to Y20 billion ($167 million at June 30, 2003) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment reduces to Y10 billion ($83.5 million at June 30, 2003) at December 31, 2003 and expires on September 30, 2004.

    Liberty and the other investors have guaranteed transponder and equipment lease obligations through 2018 of Sky Latin America. At June 30, 2003, the Company's portion of the guarantee of the remaining obligations due under such agreements aggregated $110 million. In 2002, GloboPar announced that it was reevaluating its capital structure. As a result, Liberty believes that it is probable that GloboPar will not meet some, if not all, of its future funding obligations with respect to Sky Latin America. To the extent that GloboPar does not meet its funding obligations, Liberty and other investors could mutually agree to assume GloboPar's obligations. To the extent that Liberty or such other investors do not fully assume GloboPar's funding obligations, any funding shortfall could lead to defaults under applicable lease agreements. Liberty believes that the maximum amount of its aggregate exposure under the default provisions is not in excess of the gross remaining obligations guaranteed by Liberty, as set forth above. Although no assurance can be given, such amounts could be accelerated under certain circumstances. Liberty cannot currently predict whether it will be required to perform under any of such guarantees.

    Liberty has also guaranteed various loans, notes payable, letters of credit and other obligations of certain other affiliates. At June 30, 2003, these guaranteed obligations aggregated approximately $52 million and are not reflected in Liberty's condensed consolidated balance sheet. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

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

    AT&T, as the successor to TCI, was the subject of an Internal Revenue Service audit for the 1993-1999 tax years. The IRS notified AT&T and Liberty that it was proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS, AT&T and Liberty have reached an agreement whereby AT&T will recognize additional income of $94 million with respect to this matter, and no penalties will be assessed. Pursuant to the tax sharing agreement between Liberty and AT&T, Liberty may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this agreement. Liberty is currently unable to estimate any such tax liability and resulting reimbursement, but believes that any such reimbursement will not be material to its financial position.

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

    Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty believes this best protects it from interest rate risk. Liberty has achieved this appropriate mix by (i) issuing fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity and
(ii) issuing short-term variable-rate debt to take advantage of historically low short-term interest rates. As of June 30, 2003, $5,837 million or 82% of Liberty's debt was composed of fixed rate debt (as adjusted for the effects of interest rate swap agreements) with a weighted average stated interest rate of 4.58%. The Company's variable rate debt of $1,277 million had a weighted average interest rate of 3.62% at June 30, 2003. Had market interest rates been 100 basis points higher (representing an approximate 28% increase over Liberty's variable rate debt effective cost of borrowing) throughout the six months ended June 30, 2003, Liberty would have recorded approximately $7 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the six months ended June 30, 2003, Liberty would have recorded an additional unrealized loss on financial instruments of $196 million.

    Liberty is exposed to changes in stock prices primarily as a result of its significant holdings in publicly traded securities. Liberty continually monitors changes in stock markets, in general, and changes in the stock prices of its significant holdings, specifically. Liberty believes that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. The Company uses equity collars, put spread collars, narrow-band collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide Liberty with a put option that gives it the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values.

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

    The following table provides information regarding Liberty's equity and put spread collars and put options at June 30, 2003:

                                                NO. OF        WEIGHTED       WEIGHTED     WEIGHTED    WEIGHTED
                                              UNDERLYING       AVERAGE        AVERAGE     AVERAGE     AVERAGE
                                TYPE OF         SHARES       PUT SPREAD      PUT PRICE   CALL PRICE   YEARS TO
SECURITY                       DERIVATIVE      (000'S)     PRICE PER SHARE   PER SHARE   PER SHARE    MATURITY
--------                    ----------------  ----------   ---------------   ---------   ----------   --------
AOL.......................  Equity collar        36,100           N/A          $ 47         $ 96         2.1
AOL.......................  Put option           36,100          $ 40           N/A          N/A         2.1
AOL.......................  Put spread           21,538          $ 28          $ 49         $118         1.7
Sprint PCS................  Equity collar(1)    139,421           N/A          $ 24         $ 40         5.5
News Corp.................  Put option            6,916          $ 20           N/A          N/A         2.3
Motorola..................  Equity collar        43,886           N/A          $ 27         $ 55         0.9
Cendant...................  Equity collar        25,123           N/A          $ 19         $ 33         2.1
Viacom....................  Equity collar           928           N/A          $ 47         $ 92        11.9
Priceline.................  Equity collar           521           N/A          $223         $549         2.1
GM Hughes.................  Put spread            1,822          $ 15          $ 27         $ 54         0.3
XM Satellite..............  Equity collar         1,000           N/A          $ 29         $ 51         0.4

------------------------

(1) Includes narrow-band collars

    At June 30, 2003, the fair value of Liberty's available-for-sale equity securities was $19,762 million. Had the market price of such securities been 10% lower at June 30, 2003, the aggregate value of such securities would have been $1,976 million lower resulting in an increase to unrealized losses in other comprehensive earnings. Had the market price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at June 30, 2003, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty has not hedged the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, in order to reduce its foreign currency exchange risk related to its recent investment in J-COM, the Company has entered into forward sale contracts with respect to Y20,802 million ($174 million at June 30, 2003). In addition to the forward sale contracts, the Company has entered into collar agreements with respect to Y18,785 million ($157 million at June 30, 2003). These collar agreements have a remaining term of approximately one year, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the six months ended June 30, 2003, the Company had unrealized gains of $4 million related to its yen contracts. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

    From time to time Liberty enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for Liberty's benefit. Liberty initially posts collateral with the counterparty equal to 10% of the value of the purchased securities. Liberty earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, Liberty is required to post cash collateral for the decline, and Liberty records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At June 30, 2003, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $285 million ($200 million of which related to Liberty's senior notes and debentures). As of such date, Liberty had posted cash collateral equal to $48 million. In the event the fair value of the purchased debt securities were to fall to zero, Liberty would be required to post additional cash collateral of $237 million.

    Liberty periodically assesses the effectiveness of its derivative financial instruments. With regard to interest rate swaps, Liberty monitors the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. Liberty believes that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying debt facilities. With regard to equity collars, Liberty monitors historical market trends relative to values currently present in the market. Liberty believes that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying assets. These measures allow Liberty's management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

    Each of Liberty's derivative instruments is executed with a counterparty, generally well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties Liberty generally:

    - executes its derivative instruments with several different counterparties, and

    - executes equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for Liberty's benefit, if the respective counterparty's credit rating were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of these counterparties. Based on its analysis, Liberty currently considers nonperformance by any of its counterparties to be unlikely.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       31.1 Rule 13a-14(a)/15d-14(a) Certifications

       31.2 Rule 13a-14(a)/15d-14(a) Certifications

       31.3 Rule 13a-14(a)/15d-14(a) Certifications

       32  Section 1350 Certification.

    (b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

DATE                                                   ITEM             FINANCIAL
FILED OR FURNISHED                                   REPORTED        STATEMENTS FILED
------------------                               -----------------   ----------------
April 11, 2003.................................       Item 5            None
May 7, 2003....................................       Item 5            None
May 14, 2003*..................................   Items 9 and 12        None

------------------------

* This Report on Form 8-K was "furnished" to the Securities and Exchange Commission, and is not to be deemed (1) "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by Liberty under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA CORPORATION

Date: August 13, 2003                                  By:            /s/ CHARLES Y. TANABE
                                                             ---------------------------------------
                                                                        Charles Y. Tanabe
                                                                    SENIOR VICE PRESIDENT AND
                                                                         GENERAL COUNSEL

Date: August 13, 2003                                  By:            /s/ DAVID J.A. FLOWERS
                                                             ---------------------------------------
                                                                        David J.A. Flowers
                                                                      SENIOR VICE PRESIDENT
                                                                          AND TREASURER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: August 13, 2003                                  By:           /s/ CHRISTOPHER W. SHEAN
                                                             ---------------------------------------
                                                                       Christopher W. Shean
                                                                      SENIOR VICE PRESIDENT
                                                                          AND CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1  Rule 13a-14(a)/15d-14(a) Certifications

31.2  Rule 13a-14(a)/15d-14(a) Certifications

31.3  Rule 13a-14(a)/15d-14(a) Certifications

32    Section 1350 Certification.