Form 10-Q
period 2003-09-30
LIBERTY MEDIA CORP /DE/
filed 2003-11-13
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-20421

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 84-1288730
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

           12300 LIBERTY BOULEVARD
             ENGLEWOOD, COLORADO                                   80112
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

    The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2003 was:

                Series A common stock 2,691,592,648 shares; and
                   Series B common stock 211,818,776 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2003            2002
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 3,262          2,170
  Short-term investments....................................          252            107
  Trade and other receivables, net..........................          907            362
  Inventory, net............................................          602             --
  Prepaid expenses and program rights.......................          508            355
  Derivative instruments (note 7)...........................          805          1,165
  Deferred income tax assets................................          235            286
  Other current assets......................................           71             55
                                                                  -------         ------
    Total current assets....................................        6,642          4,500
                                                                  -------         ------
Investments in available-for-sale securities and other cost
  investments (note 6)......................................       19,908         14,369
Long-term derivative instruments (note 7)...................        3,575          4,392
Investments in affiliates, accounted for using the equity
  method, and related receivables...........................        5,363          7,390

Property and equipment, at cost.............................        1,862          1,219
Accumulated depreciation....................................         (427)          (304)
                                                                  -------         ------
                                                                    1,435            915
                                                                  -------         ------
Intangible assets not subject to amortization:
  Goodwill..................................................       10,801          6,812
  Trademarks................................................        2,385             --
  Cable and satellite television distribution rights........        2,022             --
  Franchise costs...........................................          163            163
                                                                  -------         ------
                                                                   15,371          6,975
                                                                  -------         ------

Intangible assets subject to amortization...................        3,658          1,246
Accumulated amortization....................................         (614)          (632)
                                                                  -------         ------
                                                                    3,044            614
                                                                  -------         ------
Other assets, at cost, net of accumulated amortization......          540            530
                                                                  -------         ------
    Total assets............................................      $55,878         39,685
                                                                  =======         ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2003            2002
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    402             133
  Accrued liabilities.......................................        1,035             561
  Accrued stock compensation (note 10)......................          266             659
  Current portion of debt...................................          471             655
  Other current liabilities.................................          606              19
                                                                 --------         -------
    Total current liabilities...............................        2,780           2,027
                                                                 --------         -------
Long-term debt (note 8).....................................       11,415           4,316
Long-term derivative instruments (note 7)...................        1,993           1,469
Deferred income tax liabilities.............................        9,752           6,751
Other liabilities...........................................          265             189
                                                                 --------         -------
    Total liabilities.......................................       26,205          14,752
                                                                 --------         -------
Minority interests in equity of subsidiaries................          370             219
Obligation to redeem common stock...........................           --              32
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................           --              --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,691,592,652 shares at September 30, 2003 and
    2,476,953,566 shares at December 31, 2002...............           27              25
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 211,818,776
    shares at September 30, 2003 and 212,044,128 shares at
    December 31, 2002.......................................            2               2
  Additional paid-in-capital................................       39,071          36,498
  Accumulated other comprehensive earnings, net of taxes....        2,563             226
  Accumulated deficit.......................................      (12,360)        (12,069)
                                                                 --------         -------
    Total stockholders' equity..............................       29,303          24,682
                                                                 --------         -------
Commitments and contingencies (note 11)
    Total liabilities and stockholders' equity..............     $ 55,878          39,685
                                                                 ========         =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing services..............   $  400        --         400         --
  Other.....................................................      505       525       1,510      1,548
                                                               ------     -----      ------     ------
                                                                  905       525       1,910      1,548
                                                               ------     -----      ------     ------
Operating costs and expenses:
  Cost of sales-electronic retailing services...............      251        --         251         --
  Operating.................................................      320       265         857        793
  Selling, general and administrative ("SG&A")..............      165       143         431        434
  Stock compensation--SG&A..................................      (91)      (29)        (38)       (75)
  Depreciation and amortization.............................      113        95         298        280
  Impairment of long-lived assets...........................       --        90          --         90
                                                               ------     -----      ------     ------
                                                                  758       564       1,799      1,522
                                                               ------     -----      ------     ------
    Operating income (loss).................................      147       (39)        111         26
Other income (expense):
  Interest expense..........................................     (149)     (106)       (375)      (321)
  Dividend and interest income..............................       55        42         145        162
  Share of earnings (losses) of affiliates, net.............       37      (310)        128       (554)
  Gains (losses) on dispositions of assets, net.............        7        (8)        104       (405)
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)...............................       44       699        (441)     2,273
  Nontemporary declines in fair value of investments........       (1)     (268)        (28)    (5,402)
  Other, net................................................      (10)        2          (9)        (3)
                                                               ------     -----      ------     ------
                                                                  (17)       51        (476)    (4,250)
                                                               ------     -----      ------     ------
    Earnings (loss) before income taxes and minority
      interests.............................................      130        12        (365)    (4,224)
Income tax benefit (expense)................................      (93)        5          58      1,447
Minority interests in losses of subsidiaries................        4         5          16          8
                                                               ------     -----      ------     ------
    Earnings (loss) before cumulative effect of accounting
      change................................................       41        22        (291)    (2,769)
Cumulative effect of accounting change, net of taxes (note
  2)........................................................       --        --          --     (1,869)
                                                               ------     -----      ------     ------
    Net earnings (loss).....................................   $   41        22        (291)    (4,638)
                                                               ======     =====      ======     ======
Earnings (loss) per common share (note 3):
  Basic and diluted earnings (loss) before cumulative effect
    of accounting change....................................   $  .02       .01        (.11)     (1.07)
  Cumulative effect of accounting change....................       --        --          --       (.73)
                                                               ------     -----      ------     ------
  Basic and diluted net earnings (loss).....................   $  .02       .01        (.11)     (1.80)
                                                               ======     =====      ======     ======
  Weighted average common shares outstanding................    2,716     2,584       2,697      2,581
                                                               ======     =====      ======     ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $  41          22      (291)     (4,638)
                                                               -----      ------     -----      ------
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      62          (8)       76        (141)
  Unrealized gains (losses) on available-for-sale
    securities..............................................    (211)     (1,528)    2,274      (5,523)
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................      (6)        162       (13)      3,229
                                                               -----      ------     -----      ------
    Other comprehensive earnings (loss).....................    (155)     (1,374)    2,337      (2,435)
                                                               -----      ------     -----      ------
Comprehensive earnings (loss)...............................   $(114)     (1,352)    2,046      (7,073)
                                                               =====      ======     =====      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                                 ACCUMULATED
                                                                                    OTHER
                                               COMMON STOCK        ADDITIONAL   COMPREHENSIVE                     TOTAL
                               PREFERRED   ---------------------    PAID-IN       EARNINGS,     ACCUMULATED   STOCKHOLDERS'
                                 STOCK     SERIES A    SERIES B     CAPITAL     NET OF TAXES      DEFICIT        EQUITY
                               ---------   ---------   ---------   ----------   -------------   -----------   -------------
                                                                   AMOUNTS IN MILLIONS
Balance at January 1, 2003...  $     --       25              2      36,498           226         (12,069)       24,682
  Net loss...................        --       --             --          --            --            (291)         (291)
  Other comprehensive
    earnings.................        --       --             --          --         2,337              --         2,337
  Issuance of Liberty
    Series A common stock....        --        2             --       2,700            --              --         2,702
  Purchases of Liberty common
    stock....................        --       --             --        (170)           --              --          (170)
  Liberty Series A common
    stock put options, net of
    cash received............        --       --             --          37            --              --            37
  Gain in connection with the
    issuance of stock of a
    subsidiary...............        --       --             --           6            --              --             6
                               ---------      --       ---------     ------         -----         -------        ------
Balance at September 30,
  2003.......................  $     --       27              2      39,071         2,563         (12,360)       29,303
                               =========      ==       =========     ======         =====         =======        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                  SEE NOTE 4
Cash flows from operating activities:
  Net loss..................................................  $  (291)    (4,638)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Cumulative effect of accounting change, net of taxes....       --      1,869
    Depreciation and amortization...........................      298        280
    Impairment of long-lived assets.........................       --         90
    Stock compensation......................................      (38)       (75)
    Payments of stock compensation..........................     (350)      (114)
    Share of losses (earnings) of affiliates, net...........     (128)       554
    Losses (gains) on disposition of assets, net............     (104)       405
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................      441     (2,273)
    Nontemporary declines in fair value of investments......       28      5,402
    Minority interests in losses of subsidiaries............      (16)        (8)
    Deferred income tax benefit.............................      (68)    (1,622)
    Other noncash charges...................................       78         25
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Receivables...........................................       (3)        (5)
      Inventory.............................................      (38)        --
      Prepaid expenses and other current assets.............     (103)       (60)
      Payables and accruals.................................      (58)        27
                                                              -------    -------
      Net cash used by operating activities.................     (352)      (143)
                                                              -------    -------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............     (477)      (708)
  Investments in and loans to cost investees................   (1,480)      (479)
  Net sales (purchases) of short term investments...........     (883)       424
  Proceeds from settlement of financial instruments.........      633        410
  Premium proceeds from origination of financial
    instruments.............................................      476        519
  Cash paid for acquisitions, net of cash acquired..........     (711)       (44)
  Capital expended for property and equipment...............      (97)      (150)
  Cash proceeds from dispositions...........................      855        920
  Other investing activities, net...........................        9         18
                                                              -------    -------
    Net cash provided (used) by investing activities........   (1,675)       910
                                                              -------    -------
Cash flows from financing activities:
  Borrowings of debt........................................    3,726        185
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............      406         --
  Repayments of debt........................................     (929)      (902)
  Proceeds from issuance of Liberty Series A common stock...      141         --
  Purchases of Liberty common stock.........................     (170)      (281)
  Other financing activities, net...........................      (55)         2
                                                              -------    -------
    Net cash provided (used) by financing activities........    3,119       (996)
                                                              -------    -------
    Net increase (decrease) in cash and cash equivalents....    1,092       (229)
    Cash and cash equivalents at beginning of period........    2,170      2,077
                                                              -------    -------
    Cash and cash equivalents at end of period..............  $ 3,262      1,848
                                                              =======    =======
Cash paid for interest......................................  $   356        388
                                                              =======    =======
Cash paid for income taxes..................................  $    45         --
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its ownership of interests in subsidiaries and affiliates, is primarily engaged in (i) electronic retailing,
(ii) international cable television distribution, telephony and programming, and
(iii) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, companies in which Liberty owns interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) domestic cable and satellite broadband distribution services, and (iii) wireless domestic telephony and other technology ventures. Liberty, through its affiliated companies, operates in the United States, Europe, South America and Asia.

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

(2) ACCOUNTING CHANGE

    STATEMENT 142

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(2) ACCOUNTING CHANGE (CONTINUED)
impairment at least annually in accordance with the provisions of Statement 142. The portion of excess costs on equity method investments that represents goodwill is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18 ("APB Opinion 18"). Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

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

    The Company determined the fair value of its reporting units using independent appraisals, public trading prices and other means. The Company then compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount as of the date of adoption. In situations where the implied fair value of the reporting unit's goodwill was less than its carrying value, Liberty recorded a transition impairment charge. In total, the Company recognized a $1,869 million transitional impairment loss, net of taxes of $127 million, as the cumulative effect of a change in accounting principle in 2002. The foregoing transitional impairment loss includes an adjustment of $325 million for the Company's proportionate share of transition adjustments that its equity method affiliates recorded.

    Amortization of intangible assets with finite useful lives was $144 million and $141 million for the nine months ended September 30, 2003 and 2002, respectively. Based on its current amortizable

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(2) ACCOUNTING CHANGE (CONTINUED)
intangible assets, Liberty expects that amortization expense will be as follows for the next five years and thereafter (amounts in millions):

Remainder of 2003...........................................   $   68
2004........................................................      342
2005........................................................      324
2006........................................................      279
2007........................................................      255
Thereafter..................................................    1,776
                                                               ------
                                                               $3,044
                                                               ======

(3) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the nine months ended September 30, 2003, are 82 million potential common shares because their inclusion would be anti-dilutive.

(4) SUPPLEMENTAL DISCLOSURES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $9,948       441
  Net liabilities assumed...................................     (880)      (57)
  Long term debt issued.....................................   (4,000)       --
  Deferred income tax liability.............................   (1,637)      (14)
  Minority interest.........................................     (159)     (131)
  Common stock issued.......................................   (2,561)     (195)
                                                               ------      ----
    Cash paid for acquisitions, net of cash acquired........   $  711        44
                                                               ======      ====

(5) ACQUISITION OF CONTROLLING INTEREST IN QVC, INC.

    On September 17, 2003, Liberty completed its previously announced acquisition (the "Closing") of Comcast Corporation's ("Comcast") approximate 56.5% ownership interest in QVC, Inc. ("QVC") for an aggregate purchase price of approximately $7.9 billion (the "QVC Purchase Price"). QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through QVC.com. Prior to the Closing, Liberty owned approximately 41.7% of QVC. Subsequent to the Closing, Liberty owns approximately 98.2% of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5) ACQUISITION OF CONTROLLING INTEREST IN QVC, INC. (CONTINUED)
QVC's outstanding shares, and the remaining shares of QVC are held by members of the QVC management team.

    The QVC Purchase Price was comprised of 217.7 million shares of Liberty's Series A common stock valued, for accounting purposes, at $2,555 million (the "Shares"), Floating Rate Senior Notes due 2006 in an aggregate principal amount of $4,000 million (the "Floating Rate Notes") and approximately $1,358 million in cash (including acquisition costs). The foregoing value of the Series A common stock issued was based on the average closing price for such stock for the five days surrounding July 3, 2003, which was the date that Liberty announced that it had reached an agreement with Comcast to acquire Comcast's interest in QVC. Substantially all of the cash component of the purchase price was funded with the proceeds from the Company's issuance of its 3.50% Senior Notes due 2006 in the aggregate principal amount of $1.35 billion. The resale of the Shares and the Floating Rate Notes by certain subsidiaries of Comcast was registered under the Securities Act of 1933, as amended, pursuant to the Company's effective registration statement on Form S-3 (the "Resale Shelf").

    Subsequent to the Closing, QVC is a consolidated subsidiary of Liberty. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and since that date QVC's results of operations have been consolidated with Liberty's. Prior to its acquisition of Comcast's interest, Liberty accounted for its investment in QVC using the equity method of accounting. Liberty has recorded the acquisition of QVC as a step acquisition, and accordingly, QVC's assets and liabilities have been recorded at amounts equal to (1) 56.5% of estimated fair value at the date of acquisition plus
(2) 43.5% of historical cost. The $2,071 million excess of the purchase price over the estimated fair value of 56.5% of QVC's assets and liabilities combined with Liberty's historical equity method goodwill of $1,848 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet. The excess of the purchase price for Comcast's interest in QVC over the estimated fair value of QVC's assets and liabilities is attributable to the following: (i) QVC's position as a market leader in its industry, (ii) QVC's ability to generate significant cash from operations and Liberty's access to such cash, and (iii) QVC's perceived significant international growth opportunities.

    Liberty's total investment in QVC of $10,717 million is comprised of $2,804 million of its historical equity method investment and $7,913 million representing the purchase price for Comcast's interest. This total investment has been allocated to QVC's assets and liabilities as follows (amounts in millions):

Current assets, including cash and cash equivalents of
  $632 million..............................................  $ 1,764
Property and equipment......................................      569
Intangible assets subject to amortization--customer
  relationships.............................................    2,336
Intangible assets not subject to amortization:
  Trademarks................................................    2,385
  Cable and satellite television distribution rights........    2,022
  Goodwill..................................................    3,919
Other assets................................................      269
Other liabilities...........................................     (860)
Minority interest...........................................      (99)
Deferred income taxes.......................................   (1,588)
                                                              -------
                                                              $10,717
                                                              =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5) ACQUISITION OF CONTROLLING INTEREST IN QVC, INC. (CONTINUED)
    The foregoing allocation is based on preliminary estimates and is subject to adjustment upon receipt of a final appraisal.

    The following unaudited pro forma information for Liberty and its consolidated subsidiaries for the nine months ended September 30, 2003 and 2002 was prepared assuming the acquisition of QVC occurred on January 1, 2002. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the QVC acquisition had occurred on January 1, 2002.

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ----------------------
                                                               2003          2002
                                                             --------      --------
                                                                   AMOUNTS IN
                                                                MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS
Revenue....................................................   $4,826         4,534
Loss before cumulative effect of accounting change.........   $ (187)       (2,713)
Net loss...................................................   $ (187)       (4,582)
Loss per common share......................................   $ (.06)        (1.64)

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2003            2002
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
The News Corporation Limited ("News Corp.").........      $ 6,331          5,254
IAC/InterActiveCorp.................................        4,593          2,057
Time Warner Inc.....................................        2,587          2,243
Sprint Corporation..................................        1,172            968
Vivendi Universal, S.A. ............................          663            604
Motorola, Inc.......................................          912            660
Viacom, Inc. .......................................          581            619
Other available-for-sale securities*................        3,049          1,849
Other investments, at cost, and related
  receivables.......................................          272            222
                                                          -------         ------
                                                           20,160         14,476
  Less short-term investments.......................         (252)          (107)
                                                          -------         ------
                                                          $19,908         14,369
                                                          =======         ======

------------------------

*   At September 30, 2003, other available-for-sale securities include
    $1,532 million of investments in certain third-party marketable debt securities held by Liberty parent and $35 million of such securities held by Liberty subsidiaries. At December 31, 2002, such investments aggregated
    $622 million and $49 million, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS (CONTINUED)
    NEWS CORP.

    Effective September 30, 2003, Liberty notified News Corp. of its intention to exercise its rights under a put/call arrangement with News Corp., whereby Liberty could acquire $500 million of American Depositary Receipts ("ADRs") for News Corp. preferred limited voting ordinary shares at $21.50 per ADR. Such transaction closed subsequent to September 30, 2003.

    IAC/INTERACTIVECORP

    During the nine months ended September 30, 2003 and pursuant to certain anti-dilutive rights, Liberty acquired an aggregate 48.7 million shares of IAC/InterActiveCorp for cash consideration of $1,166 million.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below. Such amounts are in addition to the unrealized gains and losses recognized in the Company's consolidated statements of operations.

                                                            SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holdings gains.........................    $4,677         197         1,357         77
Gross unrealized holding losses.........................    $  (98)         --           (87)        --

    Management estimates that the aggregate fair market value of all of its investments in available-for-sale securities and other cost investments approximated their aggregate carrying value at September 30, 2003 and December 31, 2002. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, discounted cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investment assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

TYPE OF                                               SEPTEMBER 30,    DECEMBER 31,
DERIVATIVE                                                 2003            2002
----------                                            --------------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars(1).................................      $3,719           5,014
  Put spread collars................................         439             478
  Put/call option...................................         135              --
  Other.............................................          87              65
                                                          ------          ------
    Total...........................................       4,380           5,557
  Less current portion..............................        (805)         (1,165)
                                                          ------          ------
                                                          $3,575           4,392
                                                          ======          ======
LIABILITIES
  Exchangeable debenture call option obligations....      $1,140             536
  Put options.......................................         907             929
  Call options......................................         177              --
  Other.............................................          17              23
                                                          ------          ------
    Total...........................................       2,241           1,488
  Less current portion..............................        (248)            (19)
                                                          ------          ------
                                                          $1,993           1,469
                                                          ======          ======

------------------------

(1) Includes narrow-band collars.

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

    EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    In March and April 2003, Liberty issued an aggregate principal amount of $1,750 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), the call option feature of the exchangeable debentures is

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7) DERIVATIVE INSTRUMENTS (CONTINUED)
reported separately in the condensed consolidated balance sheet at fair value. The estimated value of the call option feature of the Time Warner exchangeables at the time of issuance was $406 million. Changes in the fair value of the call option obligations subsequent to initial recording are recognized as unrealized gains or losses on financial instruments in Liberty's condensed consolidated statements of operations.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $(241)        718
Change in fair value of hedged available-for-sale
  securities................................................      --      (2,379)
Change in fair value of AFS Derivatives.....................    (245)      3,885
Change in fair value of other derivatives(1)................      45          49
                                                               -----      ------
  Total realized and unrealized gains (losses), net.........   $(441)      2,273
                                                               =====      ======

------------------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2003            2002
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes......................................      $ 6,826            983
  Senior debentures.................................        1,487          1,486
  Senior exchangeable debentures....................        2,233            865
  Bank debt.........................................          250            325
                                                          -------          -----
                                                           10,796          3,659
                                                          -------          -----
Debt of subsidiaries:
  Bank credit facilities............................        1,013          1,242
  Other debt........................................           77             70
                                                          -------          -----
                                                            1,090          1,312
                                                          -------          -----
  Total debt........................................       11,886          4,971
Less current maturities.............................         (471)          (655)
                                                          -------          -----
  Total long-term debt..............................      $11,415          4,316
                                                          =======          =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(8) LONG-TERM DEBT (CONTINUED)
    SENIOR NOTES

    In September 2003, Liberty issued $1,350 million principal amount of 3.5% senior notes due 2006 for net cash proceeds of $1,347 million. Liberty used the proceeds from this offering to partially finance its purchase of Comcast's interest in QVC. See note 5.

    Also as part of the consideration for QVC, Liberty issued $4,000 million of Floating Rate Notes to Comcast. The Floating Rate Notes accrue interest at LIBOR plus a margin. The margin on the $2,500 million principal amount of Floating Rate Notes sold pursuant to the Resale Shelf on September 24, 2003 is fixed at 1.5%. The margin on the $1,000 million principal amount of Floating Rate Notes held by certain subsidiaries of Comcast is 1.5%, but is subject to adjustment in the event of a change in Liberty's credit rating. On September 24, 2003, Liberty repurchased $500 million principal amount of the Floating Rate Notes at a purchase price equal to 100% of the principal amount plus accrued interest.

    During the second quarter of 2003, Liberty issued $1,000 million principal amount of senior notes due 2013 with an interest rate of 5.70% for cash proceeds of $990 million net of offering discount and underwriting fees.

    SENIOR EXCHANGEABLE DEBENTURES

    In March and April 2003, Liberty issued an aggregate principal amount of $1,750 million of 0.75% Senior Exchangeable Debentures due 2023 and received net cash proceeds of $1,715 million after expenses. Interest is payable on March 30 and September 30 of each year. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of Liberty Series A common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the debentures, in whole or in part, for shares of Time Warner common stock, cash or any combination thereof. On March 30, 2008, March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner common stock, cash, Liberty Series A common stock, or any combination thereof.

    In accordance with Statement 133, the call option feature of the exchangeable debentures is reported separately from the long-term debt in the condensed consolidated balance sheet at fair value. Under Statement 133, the reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,750 million of exchangeable debentures issued during the nine months ended September 30, 2003 aggregated $406 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $1,344 million. The long-term debt is accreted to its face amount over the term of the debentures using the effective interest method. Accretion related to all of the Company's exchangeable debentures aggregated
$41 million and $5 million during the nine months ended September 30, 2003 and 2002, respectively, and is included in interest expense.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(8) LONG-TERM DEBT (CONTINUED)

    BANK CREDIT FACILITIES

    At September 30, 2003, Liberty's subsidiaries had $1,013 million outstanding and $222 million in unused lines of credit under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. The bank credit facilities generally contain restrictive covenants which require, among other things, the maintenance by the borrower of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facilities require the payment of fees ranging from .15% to .375% per annum on the average unborrowed portions of the total commitments. Such fees were not significant for the nine months ended September 30, 2003 and 2002.

    At September 30, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at September 30, 2003, all of which is included in current portion of debt.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at September 30, 2003 is as follows (amounts in millions):

Fixed rate senior notes of parent company...................   $2,134
Floating Rate Notes.........................................   $3,455
Senior debentures of parent company.........................   $1,744
Senior exchangeable debentures of parent company, including
  call option obligation....................................   $4,208

    Liberty believes that the carrying amount of the Company's bank credit facilities approximated its fair value at September 30, 2003.

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at September 30, 2003........................  $11,886
Add:
  Unamortized issue discount on senior notes and
    debentures..............................................       25
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,533
                                                              -------
    Face amount at maturity.................................  $14,444
                                                              =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9) STOCKHOLDERS' EQUITY

    SHARES RESERVED FOR ISSUANCE

    As of September 30, 2003, there were 54 million shares of Liberty Series A common stock and 28 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    PURCHASES OF COMMON STOCK

    During the nine months ended September 30, 2003, the Company purchased
17.3 million shares of its common stock in the open market for aggregate cash consideration of $170 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

    During 2002, Liberty sold put options on 7.0 million shares of its Series A common stock, 4.0 million of which were outstanding at December 31, 2002. Liberty sold another 9.3 million put options in the first quarter of 2003. All of these options expired unexercised prior to September 30, 2003. The Company accounted for these put options pursuant to EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," and recorded a net increase to additional paid-in capital of $37 million during the nine months ended September 30, 2003.

(10) STOCK BASED COMPENSATION

    The Company has granted to its employees options, stock appreciation rights ("SARs"), and options with tandem SARs to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"). The Company's options and options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its options.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(10) STOCK BASED COMPENSATION (CONTINUED)
    Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS,
                                                               EXCEPT PER SHARE
                                                                    AMOUNTS
Net loss, as reported.......................................   $(291)     (4,638)
  Deduct additional stock compensation as determined under
    the fair value method, net of taxes.....................     (34)        (59)
                                                               -----      ------
Pro forma net loss..........................................   $(325)     (4,697)
                                                               =====      ======
Basic and diluted net loss per share:
  As reported...............................................   $(.11)      (1.80)
  Pro forma.................................................   $(.12)      (1.82)

    Starz Encore has granted Phantom Stock Appreciation Rights ("PSARs") to certain of its employees, including its chief executive officer. Compensation under the PSARs is computed based upon the percentage of PSARs that are vested and a formula derived from the appraised fair value of the net assets of Starz Encore. All amounts earned under the plan are payable in cash, Liberty common stock or a combination thereof. Effective December 27, 2002, the chief executive officer of Starz Encore elected to exercise 54% of his outstanding PSARs. During the third quarter of 2003, Starz Encore satisfied the amount due the officer with a cash payment of $287 million.

    QVC has a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price is generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. The fair value of a share of QVC common stock as of June 30, 2003 (the latest value date) is $2,270. If the eligible participant elects the SAR feature of the Tandem Plan, the participant receives 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. As a result, QVC is applying fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. At September 30, 2003, there were a total of 170,039 options outstanding, 59,408 of which were vested at a weighted average exercise price of $984.27 and 110,631 of which were unvested at a weighted average exercise price of $1,469.16.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Encore Group LLC ("Starz Encore"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at September 30, 2003 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2003 is payable as follows: $79 million in 2003; $101 million in 2004; and $32 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at September 30, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $42 million in 2003; $581 million in 2004;
$149 million in 2005; $118 million in 2006; $110 million in 2007; and $350 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2010 when these films meet certain criteria described in the studio output agreements. The actual contractual amount to be paid under these agreements is not known at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated
$294 million and $270 million for the nine months ended September 30, 2003 and 2002, respectively.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the first studio elects to extend its contract, Starz Encore has agreed to pay the studio $60 million within five days of the studio's notice to extend. The studio is required to exercise its option by December 31, 2004. If the second studio elects to extend its contract, Starz Encore has agreed to pay the studio $190 million in four annual installments. The studio is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to the studios would be amortized ratably over the term of the respective output agreement extension.

    GUARANTEES

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At September 30, 2003, Liberty's guarantee for obligations for films released by such date aggregated $741 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At September 30, 2003, Liberty has guaranteed Y15.1 billion ($135 million) of the bank debt of Jupiter Telecommunications Co., Ltd. ("J-COM"), an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2003 to 2018. In addition, Liberty has agreed to fund up to an additional
Y20 billion ($179 million at September 30, 2003) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED) this commitment reduces to Y10 billion ($90 million at September 30, 2003) at December 31, 2003 and expires on September 30, 2004.

    Liberty has guaranteed various leases, loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At September 30, 2003, the Guaranteed Obligations aggregated approximately $137 million and are not reflected in Liberty's condensed consolidated balance sheet at September 30, 2003. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    OPERATING LEASES

    Liberty and its subsidiaries lease business offices, have entered into pole rental and transponder lease agreements and use certain equipment under lease arrangements.

    LITIGATION

    Liberty has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(12) OPERATING SEGMENTS

    Liberty is a holding company owning interests in a variety of subsidiaries and other companies operating in the media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings or loss before income taxes or total assets; and those equity method affiliates whose share of earnings or losses represent 10% or more of Liberty's pre-tax earnings or loss. Subsidiaries and affiliates not meeting this threshold are aggregated for segment reporting purposes. The segment presentation for prior periods has been conformed to correspond to the current period segment presentation.

    Liberty evaluates performance and makes decisions about allocating resources to its subsidiaries and affiliates based on the measures of revenue and operating cash flow, appreciation in stock price and non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate. Liberty believes operating cash flow, which it defines as revenue less operating, selling, general and administrative expenses (excluding stock compensation), should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the nine months ended September 30, 2003, Liberty had five operating segments: QVC, Starz Encore, Ascent Media Group, Inc. ("Ascent Media"), On Command Corporation ("On Command") and "Other." QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through QVC.com. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)
providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts.

    "Other" includes Liberty's non-consolidated investments, corporate and other consolidated businesses not representing separately reportable segments.

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                                  2003                   2002
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
PERFORMANCE MEASURES:
  QVC...................................................  $ 3,316       665        2,986       571
  Starz Encore..........................................      671       269          717       269
  Ascent Media..........................................      367        55          394        57
  On Command............................................      177        46          179        50
  Other.................................................      295       (84)         258       (55)
  Eliminations(1).......................................   (2,916)     (580)      (2,986)     (571)
                                                          -------      ----       ------      ----
  Consolidated Liberty..................................  $ 1,910       371        1,548       321
                                                          =======      ====       ======      ====

------------------------

(1) Represents the elimination of amounts for QVC for periods when QVC was an equity affiliate.

                                                             SEPTEMBER 30, 2003
                                                          ------------------------
                                                           TOTAL      INVESTMENTS
                                                           ASSETS    IN AFFILIATES
                                                          --------   -------------
                                                            AMOUNTS IN MILLIONS
BALANCE SHEET INFORMATION:
  QVC...................................................  $13,405           78
  Starz Encore..........................................    2,852          136
  Ascent Media..........................................      753            4
  On Command............................................      355           --
  Other.................................................   38,513        5,145
                                                          -------        -----
  Consolidated Liberty..................................  $55,878        5,363
                                                          =======        =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)
    The following table provides a reconciliation of consolidated segment operating cash flow to loss before income taxes and minority interest:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Consolidated segment operating cash flow....................   $ 371         321
Stock compensation..........................................      38          75
Depreciation and amortization...............................    (298)       (280)
Impairment of long-lived assets.............................      --         (90)
Interest expense............................................    (375)       (321)
Share of earnings (losses) of affiliates....................     128        (554)
Gains (losses) on dispositions, net.........................     104        (405)
Nontemporary declines in fair value of investments..........     (28)     (5,402)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................    (441)      2,273
Other, net..................................................     136         159
                                                               -----      ------
Loss before income taxes and minority interests.............   $(365)     (4,224)
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

    - consumer spending levels, including the availability and amount of individual consumer debt;

    - spending on domestic and foreign television advertising;

    - the regulatory and competitive environment of the industries in which the Company, and the entities in which it has interests, operate;

    - continued consolidation of the broadband distribution industry;

    - uncertainties inherent in the development and integration of new business lines and business strategies;

    - rapid technological changes;

    - the acquisition, development and/or financing of telecommunications networks and services;

    - uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

    - future financial performance, including availability, terms and deployment of capital;

    - the ability of suppliers and vendors to deliver products, equipment, software and services;

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

    - competitor responses to the Company's products and services, and the products and services of the entities in which it has interests; and

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

    Liberty is a holding company which, through its ownership of interests in subsidiaries and affiliates, is primarily engaged in (i) electronic retailing,
(ii) international cable television distribution, telephony and programming, and
(iii) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, companies in which Liberty owns interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) domestic cable and satellite broadband distribution services, and (iii) wireless domestic telephony and other technology ventures. Liberty, through its affiliated companies, operates in the United States, Europe, South America and Asia.

    Liberty's most significant consolidated subsidiaries at September 30, 2003 were QVC, Inc., Starz Encore Group LLC, Ascent Media Group, Inc. and On Command Corporation. These businesses are either wholly or majority owned and are controlled by Liberty and, accordingly, the results of operations of these businesses are included in Liberty's consolidated results for the periods in which they were wholly- or majority-owned and controlled.

    A significant portion of Liberty's operations are conducted through entities in which Liberty does not have a controlling financial interest but in which it does have the ability to exercise significant influence over the investee's operating and financial policies. These businesses are accounted for using the equity method of accounting. Accordingly, Liberty's share of the results of operations of these businesses is reflected in its consolidated results as earnings or losses of affiliates. Included in Liberty's investments in affiliates at September 30, 2003 were Discovery Communications, Inc., UnitedGlobalCom, Inc. and Jupiter Telecommunications Co., Ltd.

    Liberty also holds interests in companies in which it does not have significant influence. The most significant of these include The News Corporation Limited, IAC/InterActiveCorp and Time Warner Inc. These investments are classified as available-for-sale securities and are carried at fair value.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through QVC.com. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post-production and distribution services to the motion picture and television industries principally in the United States and Europe. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. Due to the significance of their operations and to enhance the reader's understanding of the Company's financial performance, separate financial data has been provided in the table below for QVC, Starz Encore, Ascent Media and On Command. As more fully described in note 5 to the accompanying condensed consolidated financial statements, Liberty acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and QVC's results of operations have been consolidated with Liberty's since that date. Accordingly, the information for QVC in the following table represents one month of operations. The "other" category includes Liberty's other consolidated subsidiaries and corporate expenses. Liberty's other consolidated subsidiaries include OpenTV Corp. ("OpenTV"), Maxide Acquisition, Inc. (d/b/a DMX Music), TruePosition, Inc. ("TruePosition"), Pramer S.C.A. ("Pramer") and Liberty Cablevision of Puerto Rico. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. DMX Music is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses. TruePosition provides equipment and technology that deliver location-based services to wireless users. Pramer is an owner and distributor of cable programming services throughout Latin America. Liberty Cablevision of Puerto Rico provides cable television and other broadband services in Puerto Rico. Liberty holds multiple equity investments, the results of which are not a component of operating income, but are discussed below under "Investments in Affiliates Accounted for Using the Equity Method." Other items of significance are discussed separately below.

                                                   THREE MONTHS                 THREE MONTHS
                                                      ENDED                        ENDED
                                                  SEPTEMBER 30,      % OF      SEPTEMBER 30,      % OF
                                                       2003        REVENUE          2002        REVENUE
                                                  --------------   --------    --------------   --------
                                                                DOLLAR AMOUNTS IN MILLIONS
QVC
  Revenue.......................................      $ 400           100%         $  --          N/A
  Cost of sales.................................       (251)          (63)            --
  Operating expenses............................        (36)           (9)            --
  SG&A expenses.................................        (28)           (7)            --
  Depreciation and amortization.................        (22)           (5)            --
                                                      -----          ----          -----
    Operating income............................      $  63            16%         $  --
                                                      =====          ====          =====
Starz Encore
  Revenue.......................................      $ 217           100%         $ 243          100%
  Operating expenses............................       (110)          (51)          (104)         (43)
  SG&A expenses.................................        (35)          (16)           (40)         (16)
  Stock compensation............................         75            35             (2)          (1)
  Depreciation and amortization.................        (21)          (10)           (17)          (7)
                                                      -----          ----          -----          ---
    Operating income............................      $ 126            58%         $  80           33%
                                                      =====          ====          =====          ===
Ascent Media
  Revenue.......................................      $ 121           100%         $ 130          100%
  Operating expenses............................        (71)          (59)           (80)         (61)
  SG&A expenses.................................        (31)          (26)           (31)         (24)
  Stock compensation............................         --            --             (1)          (1)
  Depreciation and amortization.................        (19)          (15)           (17)         (13)
                                                      -----          ----          -----          ---
    Operating income............................      $  --            --%         $   1            1%
                                                      =====          ====          =====          ===
On Command
  Revenue.......................................      $  61           100%         $  61          100%
  Operating expenses............................        (40)          (66)           (38)         (63)
  SG&A expenses.................................         (4)           (7)            (5)          (8)
  Depreciation and amortization.................        (18)          (29)           (33)         (54)
                                                      -----          ----          -----          ---
    Operating loss..............................      $  (1)           (2)%        $ (15)         (25)%
                                                      =====          ====          =====          ===
Other
  Revenue.......................................      $ 106              (a)       $  91             (a)
  Operating expenses............................        (63)                         (43)
  SG&A expenses.................................        (67)                         (67)
  Stock compensation............................         16                           32
  Depreciation and amortization.................        (33)                         (28)
  Impairment of long-lived assets...............         --                          (90)
                                                      -----                        -----
    Operating loss..............................      $ (41)                       $(105)
                                                      =====                        =====

------------------------

(a) Not meaningful.

                                                   NINE MONTHS                  NINE MONTHS
                                                      ENDED                        ENDED
                                                  SEPTEMBER 30,      % OF      SEPTEMBER 30,      % OF
                                                       2003        REVENUE          2002        REVENUE
                                                  --------------   --------    --------------   --------
                                                                DOLLAR AMOUNTS IN MILLIONS
QVC
  Revenue.......................................        $ 400        100%            $  --        N/A
  Cost of sales.................................         (251)       (63)               --
  Operating expenses............................          (36)        (9)               --
  SG&A expenses.................................          (28)        (7)               --
  Depreciation and amortization.................          (22)        (5)               --
                                                        -----        ---             -----
    Operating income............................        $  63         16%            $  --
                                                        =====        ===             =====
Starz Encore
  Revenue.......................................        $ 671        100%            $ 717        100%
  Operating expenses............................         (315)       (47)             (309)       (43)
  SG&A expenses.................................          (87)       (13)             (139)       (19)
  Stock compensation............................           54          8                (5)        (1)
  Depreciation and amortization.................          (55)        (8)              (51)        (7)
                                                        -----        ---             -----        ---
    Operating income............................        $ 268         40%            $ 213         30%
                                                        =====        ===             =====        ===
Ascent Media
  Revenue.......................................        $ 367        100%            $ 394        100%
  Operating expenses............................         (216)       (59)             (240)       (61)
  SG&A expenses.................................          (96)       (26)              (97)       (25)
  Stock compensation............................           (2)        (1)               --         --
  Depreciation and amortization.................          (52)       (14)              (51)       (13)
                                                        -----        ---             -----        ---
    Operating income............................        $   1         --%            $   6          1%
                                                        =====        ===             =====        ===
On Command
  Revenue.......................................        $ 177        100%            $ 179        100%
  Operating expenses............................         (113)       (64)             (113)       (63)
  SG&A expenses.................................          (18)       (10)              (16)        (9)
  Depreciation and amortization.................          (70)       (40)             (100)       (56)
                                                        -----        ---             -----        ---
    Operating loss..............................        $ (24)       (14)%           $ (50)       (28)%
                                                        =====        ===             =====        ===
Other
  Revenue.......................................        $ 295           (a)          $ 258           (a)
  Operating expenses............................         (177)                        (131)
  SG&A expenses.................................         (202)                        (182)
  Stock compensation............................          (14)                          80
  Depreciation and amortization.................          (99)                         (78)
  Impairment of long-lived assets...............           --                          (90)
                                                        -----                        -----
    Operating loss..............................        $(197)                       $(143)
                                                        =====                        =====

------------------------

(a) Not meaningful.

    Certain of the Company's consolidated subsidiaries and equity affiliates (the "Programming Affiliates") are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of certain of the Programming Affiliates' revenue is generated by the sale of advertising on their networks. A prolonged downturn in the economy has had and could continue to have a negative impact on the revenue and operating income of the Programming Affiliates. A slow economy could reduce
(1) the development of new television and motion picture programming, thereby adversely impacting the Programming Affiliates' supply of service offerings;
(2) consumer disposable income and consumer demand for the products and services of the Programming Affiliates and (3) the amount of resources allocated for network and cable television advertising by major corporations.

CONSOLIDATED SUBSIDIARIES

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs. In the United States, the programs are aired through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-England"), Germany ("QVC-Deutschland") and Japan ("QVC-Japan"). Liberty has consolidated QVC's results of operations since September 1, 2003. As such, increases in Liberty's revenue and expenses for the three and nine months ended September 30, 2003 are primarily the result of the September 2003 acquisition of QVC.

    The following discussion describes QVC's results of operations for the full three and nine months ended September 30, 2003. Depreciation and amortization for periods prior and subsequent to Liberty's acquisition of Comcast's interest in QVC are not comparable as a result of the effects of purchase accounting. However, in order to provide a more meaningful basis for comparing the 2003 and 2002 periods, the operating results of QVC for the one month ended
September 30, 2003 have been combined with the two months and eight months ended August 31, 2003 in the following table and discussion. The combining of predecessor and successor accounting periods is not permitted by generally accepted accounting principles.

                                                   THREE MONTHS           NINE MONTHS
                                                       ENDED                 ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2003       2002       2003       2002
                                                --------   --------   --------   --------
                                                           AMOUNTS IN MILLIONS
Net revenue...................................   $1,153     1,008       3,316      2,986
Cost of sales.................................     (729)     (641)     (2,099)    (1,896)
                                                 ------     -----      ------     ------
Gross Profit..................................      424       367       1,217      1,090
Operating expenses............................     (106)      (98)       (312)      (291)
SG&A expenses.................................      (84)      (84)       (241)      (228)
Depreciation and amortization.................      (43)      (27)       (108)       (82)
                                                 ------     -----      ------     ------
Operating income..............................   $  191       158         556        489
                                                 ======     =====      ======     ======

    Net revenue for the three and nine months ended September 30, 2003 and 2002 includes the following revenue by geographical area:

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2003       2002       2003       2002
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $  901       850      2,611      2,542
QVC-England....................................       85        69        247        203
QVC-Deutschland................................      103        65        298        188
QVC-Japan......................................       64        24        160         53
                                                  ------     -----      -----      -----
Consolidated...................................   $1,153     1,008      3,316      2,986
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased $330 million or 11% during the nine months ended September 30, 2003 as compared to the nine months ended
September 30, 2002 primarily as a result of the 52% and 136% increase in net revenue from existing QVC-Deutschland and QVC-Japan subscribers, respectively. In addition, the number of homes receiving the QVC-Deutschland and QVC-Japan service increased 6% and 67%, respectively, from September 30, 2002 to September 30, 2003. QVC-US net revenue increased 6% and 3% for the three and nine months ended September 30, 2003, respectively. The nine month increase is due to a 1% increase in net revenue from existing U.S. subscribers and a 2% increase in the number of homes receiving the QVC service in the nine months ended September 30, 2003 compared to the same period in 2002. As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., future growth in sales will depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by the willingness of cable and satellite distributors to continue to carry QVC's programming service as well as general economic conditions.

    During the three and nine months ended September 30, 2003, the increases in revenue were also impacted by changes in the exchange rates for the UK pound, the EURO and the Japanese yen. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                           PERCENTAGE INCREASE IN NET REVENUE
                                ---------------------------------------------------------
                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                    SEPTEMBER 30, 2003            SEPTEMBER 30, 2003
                                ---------------------------   ---------------------------
                                US DOLLARS   LOCAL CURRENCY   US DOLLARS   LOCAL CURRENCY
                                ----------   --------------   ----------   --------------
QVC-US........................        6%          N/A               3%          N/A
QVC-England...................       23%           17%             22%           12%
QVC-Deutschland...............       58%           37%             59%           32%
QVC-Japan.....................      167%          166%            202%          190%

    Gross profit increased from 36% of net revenue for the three months ended September 30, 2002 to 37% for the three months ending September 30, 2003 and remained at 37% of net revenue for the nine months ended September 30, 2003. These increases in gross profit percentage are primarily the result of a shift in the product mix from lower margin home products to higher margin apparel and accessory categories.

    QVC's operating expenses are comprised of commissions and license fees, order processing and customer service, provision for doubtful accounts, and credit card processing fees. Operating expenses increased $8 million or 8% and $21 million or 7% for the three and nine months ended September 30, 2003, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased from 10% to 9% for each of the three and nine month periods ended September 30, 2003. As a percent of net revenue, commissions and license fees decreased for both the three and nine months ended September 30, 2003 compared to the same periods in 2002 due to an increase in Internet sales, for which lower commissions are required to be paid. In addition, commissions and license fee expense decreased as a percentage of net revenue for QVC-Japan where commissions are based on number of subscribers rather than sales volume. As a percent of net revenue, order processing and customer service expenses decreased in each geographical segment as a result of reduced personnel expense due to operator efficiencies in call handling and staffing. The provision for doubtful accounts decreased in the first nine months of 2003 by $2.3 million and in the third quarter of 2003 by $1.4 million as compared to the same periods in 2002 due to a lower average accounts receivable balance as well as an improvement in customer account collections. Credit card processing fees remained consistent at 1% of net revenue for the three months and nine months ended September 30, 2003 and 2002.

    QVC's SG&A expenses were relatively comparable over the 2002 and 2003 periods as increases in transponder, personnel and occupancy costs were partially offset by decreases in advertising and marketing costs. SG&A expenses as a percent of net revenue decreased for both the three and nine month periods.

    QVC's depreciation and amortization expense increased for both the three and nine month periods ended September 30, 2003 due to the amortization of intangible assets recorded in connection with Liberty's purchase of QVC.

    STARZ ENCORE. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with cable operators and satellite direct-to-home ("DTH") distributors.

    As further described in Part II, Item I, "Legal Proceedings" of this Quarterly Report on Form 10-Q, Starz Encore was a party to litigation with Comcast regarding the affiliation agreement between AT&T Broadband (now known as Comcast Cable Holdings, LLC, "Comcast Cable Holdings") and Starz Encore (the "1997 Affiliation Agreement"). On September 23, 2003, Starz Encore and Comcast announced that they had entered into a multi-year agreement (the "2003 Comcast Affiliation Agreement") for the carriage of the STARZ! and Encore movie services on all Comcast owned and operated cable systems (including those of Comcast Cable Holdings). This agreement resolves all of the litigation that was pending between Starz Encore and Comcast with respect to the 1997 Affiliation Agreement.

    Pursuant to the terms of the 2003 Comcast Affiliation Agreement, Comcast is to make payments to Starz Encore for Comcast Cable Holdings subscribers for the period from November 18, 2002 to December 31, 2003 based on the per-subscriber rates included in the Comcast consignment agreement that was in effect prior to the execution of the 2003 Comcast Affiliation Agreement. The 2003 Comcast Affiliation Agreement, which expires in June 2009, also includes provisions for the distribution of new Starz Encore products in select Comcast systems and provisions for co-operative marketing efforts between Comcast and Starz Encore. The 2003 Comcast Affiliation Agreement does not include programming pass-through provisions that were included in the 1997 Affiliation Agreement.

    Prior to the resolution of this matter and due to the uncertainty in predicting the outcome of the court actions, Starz Encore determined for financial reporting purposes to exclude from its revenue the amounts due under the 1997 Affiliation Agreement from and after November 18, 2002. Rather, from that date it included revenue amounts due under the Comcast consignment agreement on account of distribution of the Starz Encore service on Comcast Cable Holdings systems.

    Starz Encore's revenue decreased 11% and 6% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases are the net effect of a reduction in revenue from Comcast Cable Holdings ($78 million for the nine month period) partially offset by an increase in the number of average subscription units to Starz Encore's services (13% for the nine month period). Substantially all of the increase in average subscription units is attributable to Starz Encore's Thematic Multiplex service, which has lower subscription rates than its other services. The reduction in revenue from Comcast Cable Holdings is the result of (i) a lower effective per-subscriber fee under the Comcast consignment agreement and (ii) a decrease in STARZ! subscription units in the Comcast Cable Holdings systems. The decrease in STARZ! subscription units in these systems is due to the negative effects of changes in marketing efforts and packaging of STARZ! that Comcast implemented prior to the execution of the 2003 Comcast Affiliation Agreement. Comcast, DirecTV and Echostar generated 24%, 23% and 11% respectively, of Starz Encore's revenue for the nine months ended September 30, 2003.

    While Starz Encore's average subscription units increased during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, Starz Encore's total subscription units have remained relatively flat since March 31, 2003. This trend reflects the impact of the dispute with Comcast described above, as well as the impact of promotional efforts on the part of certain other DTH and cable operators to sell other premium movie services to their customers instead of Starz Encore's services. Starz Encore is negotiating with these multichannel television distributors to obtain more favorable channel packaging and increased promotional efforts. However, no assurance can be given that these negotiations will be successful.

    Starz Encore's subscription units are presented in the table below. Subscription units for December 31, 2002 reflect certain minor adjustments to conform with Starz Encore's new policy of only presenting paying subscription units. Previously, Starz Encore had included certain of its subscribers receiving the service during rent free promotional campaigns.

                                                         SUBSCRIPTIONS
                                    -------------------------------------------------------
                                    SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
SERVICE OFFERING                         2003          2003         2003          2002
----------------                    --------------   ---------   ----------   -------------
                                                          IN MILLIONS
Thematic Multiplex................       105.4         103.4        103.2          96.8
Encore............................        21.0          20.9         21.4          20.9
STARZ!............................        12.0          12.5         13.2          13.2
Movieplex.........................         5.3           5.6          5.5           5.0
                                         -----         -----        -----         -----
                                         143.7         142.4        143.3         135.9
                                         =====         =====        =====         =====

    At September 30, 2003, cable, DTH satellite, and other distribution represented 64%, 35% and 1%, respectively, of Starz Encore's total subscription units.

    Starz Encore's operating expenses increased 6% and 2% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to increases in programming costs. In the first quarter of 2003, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million. This reversal partially offset the programming cost increases for the nine months ended September 30, 2003.

    Starz Encore estimates that its 2004 programming expense will increase between $175 million and $225 million over amounts expensed in 2003. Such increases are based on the expected box office performance of movie titles that will become available to Starz Encore during that time period through its output arrangements with various movie studios. In addition, Starz Encore expects increases in the number of first-run titles to be utilized on its programming services, a higher cost per title for movie titles under its license agreements that will be effective beginning in 2004 and amortization of deposits previously made under the output agreements. The portion of increased programming costs that would otherwise have been eligible to be passed through under the 1997 Affiliation Agreement cannot be passed through under the 2003 Comcast Affiliation Agreement. Accordingly, unless Starz Encore is able to generate offsetting increases in revenue or reductions in other costs, these increased programming costs are expected to result in a direct reduction to Starz Encore's operating income in 2004. Starz Encore expects that programming costs in 2005 will not be less than the 2004 costs. These estimates are subject to a number of assumptions that could change depending on the number of movie titles actually becoming available to Starz Encore and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Encore may differ from the amounts noted above.

    Starz Encore's SG&A expenses decreased 13% and 37% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to decreases in sales and marketing expenses ($11 million and $46 million for the three and nine months ended September 30, 2003, respectively) and bad debt expense
($12 million for the nine months ended September 30, 2003). The decrease in sales and marketing expenses is due to the reduced number of co-operative promotions by certain multichannel television distributors discussed above. During the third and fourth quarters of 2003, Starz Encore entered into new affiliation agreements with certain multichannel television distributors, including Comcast. Consequently, Starz Encore anticipates that its co-operative promotions and its sales and marketing expenses will increase in 2004. The higher bad debt expense in 2002 resulted from the bankruptcy filing of Adelphia Communications Corporation.

    ASCENT MEDIA. Ascent Media's revenue decreased 7% for each of the three and nine month periods ended September 30, 2003, as compared to the corresponding prior year periods. The three month decrease is due to a decrease in revenue for Ascent Media's Networks Group ($11 million) due to the sale of a business unit in December 2002 and the re-negotiation of certain contracts resulting in lower rates for services. These decreases were partially offset by an increase in revenue for Ascent Media's Creative Services Group ($2 million). The nine month decrease in Ascent Media's revenue is due primarily to a decrease in its Networks Group ($27 million) due to the aforementioned factors.

    Ascent Media's operating expenses decreased 11% and 10% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. Such decreases are due to the sale of the Networks Group business unit referred to above and a decrease in expenses that vary with revenue such as personnel and material costs.

    Ascent Media's SG&A expenses were relatively comparable over the 2003 and 2002 periods.

    ON COMMAND. On Command's revenue was relatively flat for the three and nine months ended September 30, 2003, as compared to the corresponding prior year periods. This trend is due to the net effect of a decrease in revenue related to On Command's mature-themed movies, offset by increases in revenue for feature films, short subjects, and Internet services. On Command believes these changes in revenue are due to (i) a reduction in buy rates for On Command's mature-themed pay-per-view products, (ii) changes in travel patterns for business and family travelers and (iii) a reduction in the average number of rooms served.

    On Command's operating expenses were relatively flat for the three and nine months ended September 30, 2003, as compared to the corresponding prior year periods. These changes are due to the net effect of increases in programming fees offset by decreases in other expenses that vary with revenue and the number of rooms served.

    On Command's SG&A expenses were relatively flat for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. These changes are due to individually insignificant fluctuations in various components of this line item.

    OTHER. Included in this information are the results of Liberty's other consolidated subsidiaries and corporate expenses.

    Other revenue increased $15 million or 16% and $37 million or 14% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. These increases are primarily due to the acquisition of OpenTV in August 2002.

    Other operating expenses increased $20 million or 47% and $46 million or 35% for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the August 2002 acquisitions of OpenTV and Wink
Communications, Inc. ("Wink").

    Other SG&A expenses were flat for the three months ended September 30, 2003 and increased 11% for the nine months ended September 30, 2003, as compared to the corresponding prior year periods. The three month results are due to lower expenses at DMX due to cost containment initiatives offset by increases due to the acquisition of OpenTV and Wink. The nine month increase is primarily due to the OpenTV and Wink acquisitions partially offset by a decrease at DMX.

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

OTHER INCOME AND EXPENSE

    DIVIDEND AND INTEREST INCOME. Interest and dividend income for the nine months ended September 30, 2003 was comprised of interest income earned on invested cash ($43 million), dividends on News Corp. ADRs ($37 million), dividends on ABC Family Worldwide preferred stock ($23 million) and other
($42 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. Liberty's share of earnings (losses) of affiliates is presented below:

                                                                        NINE MONTHS
                                                                           ENDED
                                                                       SEPTEMBER 30,
                                                       PERCENTAGE   -------------------
                                                       OWNERSHIP      2003       2002
                                                       ----------   --------   --------
                                                                          AMOUNTS
                                                                        IN MILLIONS
Discovery............................................     50%         $ 22        (47)
QVC..................................................      *           107        105
J-COM................................................     45%           10        (17)
UGC..................................................     73%           --       (259)
Telewest.............................................      *            --        (92)
Other................................................   Various        (11)      (244)
                                                                      ----       ----
                                                                      $128       (554)
                                                                      ====       ====

------------------------

*   No longer an equity investment

    DISCOVERY. The decrease in Liberty's share of losses of Discovery is due to improved operating income, which resulted from an increase in revenue partially offset by an increase in operating expenses. During the nine months ended September 30, 2003, Discovery reported increases in both affiliate revenue and advertising revenue.

    QVC. As described in note 5 to the accompanying condensed consolidated financial statements, Liberty acquired a controlling interest in QVC, which is effective September 1, 2003 for financial reporting purposes. Amounts in the table represent Liberty's share of earnings through August 31, 2003. QVC's revenue, gross profit and operating income increased in 2003 and contributed to the increase in QVC's net earnings.

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

    TELEWEST. As of December 31, 2002, Liberty's share of Telewest's losses had reduced its carrying value in Telewest to zero. Telewest has disclosed that it has reached an agreement in principle, subject to certain conditions, relating to a restructuring of a significant portion of its notes and debentures. The agreement provides for the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 98.5% of the issued share capital of a new holding company immediately after the restructuring. Existing shareholders will receive a 1.5% interest in the new holding company under the proposed restructuring. As a result of Telewest's proposed restructuring, which Liberty expects will reduce its overall ownership in Telewest to below 10%, Liberty determined that beginning in 2003 it no longer has the ability to exercise significant control over the operations of Telewest. In addition, Liberty has removed its representatives from the Telewest board of directors. Accordingly, Liberty no longer accounts for its investment in Telewest using the equity method.

    At September 30, 2003, Liberty's accumulated other comprehensive earnings includes $287 million (before related deferred taxes) of unrealized foreign currency losses related to its investment in the equity of Telewest. These unrealized foreign currency losses will only be recognized by Liberty upon the sale of its Telewest investment.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $(241)        718
Change in fair value of hedged available-for-sale
  securities................................................      --      (2,379)
Change in fair value of AFS Derivatives.....................    (245)      3,885
Change in fair value of other derivatives(1)................      45          49
                                                               -----      ------
  Total realized and unrealized gains (losses), net.........   $(441)      2,273
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

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During the nine months ended September 30, 2003 and 2002, Liberty determined that certain of its other investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values. These adjustments resulted in total charges of $28 million and $5,402 million, respectively.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

CORPORATE

    On September 17, 2003, Liberty completed its previously announced acquisition of Comcast Corporation's approximate 56.5% ownership interest in QVC, Inc. for an aggregate purchase price of approximately $7.9 billion. QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through QVC.com. Prior to the closing, Liberty owned approximately 41.7% of QVC. Subsequent to the Closing, Liberty owns approximately 98.2% of QVC's outstanding shares, and the remaining shares of QVC are held by members of the QVC management team.

    The QVC Purchase Price was comprised of 217.7 million shares of Liberty's Series A common stock valued, for accounting purposes, at $2,555 million, Floating Rate Senior Notes due 2006 in an aggregate principal amount of $4,000 million and approximately $1,358 million in cash (including acquisition costs). The foregoing value of the Series A common stock issued was based on the average closing price for such stock for the five days surrounding July 3, 2003, which was the date that Liberty announced that it had reached an agreement with Comcast to acquire Comcast's interest in QVC. Substantially all of the cash component of the purchase price was funded with the proceeds from the Company's issuance of its 3.50% Senior Notes due 2006, in the aggregate principal amount of $1.35 billion. The resale of the Shares and the Floating Rate Notes by certain subsidiaries of Comcast was registered under the Securities Act of 1933, as amended, pursuant to the Company's effective registration statement on Form S-3.

    In connection with the consummation of the sale by certain subsidiaries of Comcast of $2.5 billion aggregate principal amount of Floating Rate Notes, the Company and Comcast agreed that the Company would repurchase $500 million aggregate principal amount of Floating Rate Notes from certain subsidiaries of Comcast named in the Resale Shelf at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of repurchase. Such repurchase was consummated on September 24, 2003.

    Although Liberty's sources of funds include its available cash balances, net cash from operating activities, and dividend and interest receipts, historically Liberty has been dependent upon its financing activities, proceeds from asset sales and monetization of its public investment portfolio, including derivative instruments, to generate sufficient cash resources to meet its cash requirements and planned commitments. Due to covenant restrictions in the bank credit facilities of its subsidiaries, Liberty is not entitled to the cash resources or cash generated by operations of certain of its subsidiaries and business affiliates. Similarly, debt of Liberty's subsidiaries is generally non-recourse to Liberty.

    Liberty's primary use of cash in recent years has been investments in and advances to affiliates. In this regard, Liberty's investments in and advances to equity and cost method affiliates aggregated $477 million and $1,480 million, respectively, for the nine months ended September 30, 2003, and $708 million and $479 million, respectively, for the nine months ended September 30, 2002. Included in the foregoing 2003 amounts are $388 million and $1,166 million invested in J-COM and IAC/InterActiveCorp, respectively. In addition, Liberty and its subsidiaries made debt repayments of $929 million and $902 million during the nine months ended September 30, 2003 and 2002, respectively. Liberty also acquired shares of its common stock pursuant to a previously authorized share buy back program. During the nine months ended September 30, 2003, Liberty purchased 17.3 million shares of its common stock in the open market for $170 million.

    Liberty anticipates that it will continue to fund and make additional investments in its existing ventures and may invest amounts in new ventures in 2003. In addition, Liberty has $250 million of corporate debt and $221 million of subsidiary debt that is required to be repaid or refinanced before September 30, 2004.

    Liberty intends to fund its investing and financing activities with a combination of available cash and short term investments, cash from operations, monetization of existing marketable securities, proceeds from the sale of assets, bank borrowings, and the issuance of debt and equity securities. In this regard, during the nine months ended September 30, 2003, Liberty issued
$1,750 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty received cash proceeds of $1,715 million upon issuance of the exchangeable debentures after related offering costs. In addition, Liberty (i) issued $1,000 million face amount of senior notes with an interest rate of 5.70% for net cash proceeds of approximately $990 million,
(ii) received cash proceeds of $1,488 million upon the sale of assets and the settlement of financial instruments related to certain of its available-for-sale securities and (iii) received premium proceeds of $476 million from the origination of financial instruments.

    Liberty expects that QVC will provide Liberty with an additional source of liquidity. QVC currently does not have any external financing, and distributions of cash from QVC to Liberty are restricted by the need to maintain a certain level of liquidity and working capital at QVC. Liberty expects that QVC will generate cash in excess of these needs, and that Liberty will have access to this excess cash.

    Subsequent to the announcement by Liberty of its intention to purchase QVC, Standard and Poor's Securities, Inc. ("S&P"), Fitch Investors Service, L.P. ("Fitch") and Moody's Investors Service, Inc. ("Moody's") each affirmed its respective rating for Liberty's senior debt at the last level of investment grade. In addition, S&P and Fitch each affirmed its stable outlook. However, Moody's placed Liberty's senior debt on review for possible downgrade. None of Liberty's existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in Liberty's credit rating. However, the interest rate on the $1,000 million principal amount of Floating Rate Notes held by subsidiaries of Comcast, is subject to adjustment in the event of a change in Liberty's credit rating. In addition, any downgrade in Liberty's credit rating may adversely affect Liberty's access to the public debt markets and its overall cost of future borrowings.

    Based on currently available information, Liberty expects that the aggregate dividend and interest income it will receive during the year ended December 31, 2003 will be approximately $170 million. Based on current debt levels and current interest rates, Liberty expects that the aggregate interest payments it will make during the year ended December 31, 2003 will be approximately
$440 million, of which approximately $400 million relates to parent company debt.

SUBSIDIARIES

    At September 30, 2003, Liberty's consolidated subsidiaries had
$1,013 million outstanding and $222 million in unused availability under their respective bank credit facilities. Certain assets of Liberty's consolidated subsidiaries serve as collateral for borrowings under these bank credit facilities. Also, these bank credit facilities contain provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by the borrowers. At September 30, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at September 30, 2003. All other consolidated subsidiaries were in compliance with their debt covenants at September 30, 2003. The subsidiaries' ability to borrow the unused capacity noted above is dependent on their continuing compliance with their covenants at the time of, and after giving effect to, a requested borrowing.

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

    At September 30, 2003, Liberty owned approximately 305 million shares of UGC common stock which represents an approximate 73% economic interest and a 94% voting interest in UGC. Pursuant to certain voting and standstill arrangements, Liberty is currently unable to exercise control of UGC, and accordingly, Liberty applies the equity method of accounting for its investment.

    UGC and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services.

    On September 3, 2003, United Pan-Europe Communications N.V. ("UPC"), a consolidated subsidiary of UGC, completed a restructuring of its debt instruments and emerged from bankruptcy. Under the terms of the restructuring, approximately $5.4 billion of UPC's debt was exchanged for equity of UGC Europe, Inc., a new holding company of UPC ("UGC-E"). Upon consummation, UGC received approximately 65.5% of UGC-E's equity in exchange for UPC debt securities that it owned; third-party noteholders received approximately 32.5% of UGC-E's equity; and existing preferred and ordinary shareholders, including UGC, received 2% of UGC-E's equity.

    In August 2003, Liberty announced that it has agreed to acquire all of the outstanding shares of UGC Class B common stock from UGC's founding shareholders (the "Founders"). Pursuant to the agreement, all of UGC's holders of its 8,198,016 outstanding shares of Class B common stock have agreed to transfer their Class B shares to Liberty in exchange for 12,576,966 shares of Liberty Series A common stock and a cash payment of approximately 50% of the Founders' estimated federal and state income tax liability arising from the transaction.

    Upon closing of the exchange, the restrictions on the exercise by Liberty of its voting power with respect to UGC will terminate, and UGC will be included in Liberty's consolidated financial position and results of operations Liberty has agreed to enter into a new Standstill Agreement with UGC that will limit Liberty's ownership of UGC common stock to 90 percent of the outstanding common stock unless it makes an offer or effects another transaction to acquire all outstanding UGC common stock. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with Liberty. Also upon closing of the exchange, the maturity of loans by Liberty to UGC and its subsidiaries in the aggregate amount of $103 million will be extended, on their current terms, from January 2004 until January 2009. Although no assurance can be given, Liberty expects that this transaction will close in the first quarter of 2004.

    On October 6, 2003, UGC commenced an offer to exchange its Class A common stock for the 16.6 million outstanding shares of UGC-E common stock that it does not already own. If, upon the completion of the exchange offer, UGC owns 90% or more of the outstanding shares of UGC-E common stock, UGC intends to effect a "short-form" merger with UGC-E. As provided by Delaware law, this short-form merger may be effected without the approval or participation of UGC-E's board of directors or the remaining holders of UGC-E's common stock. UGC intends to effect the short-form merger as soon as practicable after it completes the exchange offer and obtains the requisite number of shares. In the short-form merger each share of UGC-E common stock not tendered in the exchange offer would be converted into the right to receive the same consideration offered in the exchange offer. The offer is conditioned upon satisfaction of various conditions, some of which UGC may waive, and, if successful, is expected to close by the end of 2003.

    If the offer is successful, the consummation of the offer and, if applicable, the short-form merger will result in the dilution of Liberty's equity interest in UGC. However, Liberty expects to continue to own a majority of the outstanding equity of UGC.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at September 30, 2003 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2003 is payable as follows: $79 million in 2003; $101 million in 2004; and $32 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at September 30, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $42 million in 2003; $581 million in 2004;
$149 million in 2005; $118 million in 2006; $110 million in 2007; and $350 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2010 when these films meet certain criteria described in the studio output agreements. The actual contractual amount to be paid under these agreements is not known at this time. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the first studio elects to extend its contract, Starz Encore has agreed to pay the studio $60 million within five days of the studio's notice to extend. The studio is required to exercise its option by December 31, 2004. If the second studio elects to extend its contract, Starz Encore has agreed to pay the studio $190 million in four annual installments. The studio is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to the studios would be amortized ratably over the term of the respective output agreement extension.

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At September 30, 2003, Liberty's guarantee for obligations for films released by such date aggregated $741 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At September 30, 2003, Liberty guaranteed Y15.1 billion ($135 million) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2003 to 2018. In addition, Liberty has agreed to fund up to Y20 billion ($179 million at September 30, 2003) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment reduces to Y10 billion ($90 million at September 30, 2003) at December 31, 2003 and expires on September 30, 2004.

    Liberty has guaranteed various leases, loans, notes payable, letters of credit and other obligations of certain other affiliates. At September 30, 2003, these guaranteed obligations aggregated approximately $137 million and are not reflected in Liberty's condensed consolidated balance sheet. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    Pursuant to a tax sharing agreement between Liberty and AT&T when Liberty was a subsidiary of AT&T, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward. During the period from March 31, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $555 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability. In the event AT&T generates ordinary losses in 2003 or capital losses in 2003 or 2004 and is able to carry back such losses to offset taxable income previously offset by Liberty's losses, Liberty may be required to refund some or all of these cash payments. Liberty is currently unable to determine the likelihood that it will be required to make any refund payments to AT&T.

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

    Liberty has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

    Liberty is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of Liberty's long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty believes this best protects it from interest rate risk. Liberty has achieved this appropriate mix by (i) issuing fixed rate debt that Liberty believes has a low stated interest rate and significant term to maturity and
(ii) issuing short-term variable-rate debt to take advantage of historically low short-term interest rates. As of September 30, 2003, $5,847 million or 49% of Liberty's debt was composed of fixed rate debt (as adjusted for the effects of interest rate swap agreements) with a weighted average stated interest rate of 4.6%. The Company's variable rate debt of $6,039 million had a weighted average interest rate of 2.5% at September 30, 2003. Had market interest rates been 100 basis points higher (representing an approximate 40% increase over Liberty's variable rate debt effective cost of borrowing) throughout the nine months ended September 30, 2003, Liberty would have recorded approximately $14 million of additional interest expense. Had the price of the securities underlying the call option obligations associated with the Company's senior exchangeable debentures been 10% higher during the nine months ended
September 30, 2003, Liberty would have recorded an additional unrealized loss on financial instruments of $182 million.

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

    Among other factors, changes in the market prices of the securities underlying the AFS Derivatives affect the fair market value of the AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying Liberty's AFS Derivatives would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations.

                                                                    ESTIMATED AGGREGATE FAIR VALUE
                                                        ------------------------------------------------------
                                                                       PUT
                                                          EQUITY      SPREAD      PUT        CALL
                                                        COLLARS(1)   COLLARS    OPTIONS    OPTIONS     TOTAL
                                                        ----------   --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Fair value at September 30, 2003......................    $3,719       439        (907)      (177)     3,074
5% increase in market prices..........................    $3,629       437        (881)      (205)     2,980
10% increase in market prices.........................    $3,540       434        (856)      (235)     2,883
5% decrease in market prices..........................    $3,809       441        (933)      (150)     3,167
10% decrease in market prices.........................    $3,900       443        (960)      (126)     3,257

------------------------

(1) Includes narrow-band collars.

    At September 30, 2003, the fair value of Liberty's available-for-sale equity securities was $19,888 million. Had the market price of such securities been 10% lower at September 30, 2003, the aggregate value of such securities would have been $1,989 million lower resulting in an increase to unrealized losses in other comprehensive earnings. Had the market price of Liberty's publicly traded investments accounted for using the equity method been 10% lower at September 30, 2003, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    Investments in and advances to Liberty's foreign affiliates are denominated in foreign currencies. Liberty therefore is exposed to changes in foreign currency exchange rates. Liberty has not hedged the majority of its foreign currency exchange risk because of the long-term nature of its interests in foreign affiliates. However, in order to reduce its foreign currency exchange risk related to its recent investment in J-COM, the Company has entered into forward sale contracts with respect to Y20,802 million ($187 million at September 30, 2003). In addition to the forward sale contracts, the Company has entered into collar agreements with respect to Y18,785 million ($169 million at September 30, 2003). These collar agreements have a remaining term of approximately one year, an average call price of 110 yen/U.S. dollar and an average put price of 133 yen/U.S. dollar. During the nine months ended September 30, 2003, the Company had unrealized losses of $7 million related to its yen contracts. Liberty continually evaluates its foreign currency exposure based on current market conditions and the business environment in each country in which it operates.

    From time to time Liberty enters into total return debt swaps in connection with its purchase of its own or third-party public and private indebtedness. Under these arrangements, Liberty directs a counterparty to purchase a specified amount of the underlying debt security for Liberty's benefit. Liberty initially posts collateral with the counterparty equal to 10% of the value of the purchased securities. Liberty earns interest income based upon the face amount and stated interest rate of the underlying debt securities, and pays interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, Liberty is required to post cash collateral for the decline, and Liberty records an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At September 30, 2003, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $312 million ($200 million of which related to Liberty's senior notes and debentures). As of such date, Liberty had posted cash collateral equal to $42 million. In the event the fair value of the purchased debt securities were to fall to zero, Liberty would be required to post additional cash collateral of $270 million.

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

    Liberty's derivative instruments are executed with counterparties who are well known major financial institutions with high credit ratings. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties Liberty generally:

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    STARZ ENCORE GROUP LLC V. AT&T BROADBAND LLC AND SATELLITE
SERVICES, INC. In 1997, Starz Encore entered into a 25-year affiliation agreement with Tele-Communications, Inc. ("TCI"). TCI cable systems subsequently acquired by AT&T Corp. ("AT&T") in 1999 operated under the name AT&T Broadband. As further described below, AT&T Broadband completed a transaction with Comcast Corporation in November 2002. Under this affiliation agreement, AT&T Broadband made fixed monthly payments to Starz Encore in exchange for unlimited access to all of the existing Encore and STARZ! services. The payment from AT&T Broadband was adjusted if AT&T acquired or disposed of cable systems, or if Starz Encore's programming costs increased or decreased, as the case may be, above or below amounts specified in the agreement. In such cases, AT&T Broadband's payments under the affiliation agreement would have been increased or decreased in an amount equal to a proportion of the excess or shortfall. Starz Encore requested payment from AT&T Broadband of its proportionate share of excess programming costs during the first quarter of 2001.

    By letter dated May 29, 2001, AT&T Broadband disputed the enforceability of the excess programming costs pass through provisions of the affiliation agreement and questioned whether the affiliation agreement, as a whole, was "voidable." In addition, AT&T Broadband raised certain issues concerning the interpretation of the contractual requirements associated with the treatment of acquisitions and dispositions. Starz Encore believed the position expressed by AT&T Broadband in that letter to be without merit. On July 10, 2001, Starz Encore Group initiated a lawsuit against AT&T Broadband and Satellite
Services, Inc., a subsidiary of AT&T Broadband that is also a party to the affiliation agreement, in Arapahoe County District Court, Colorado for breach of contract and collection of damages and costs.

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

    On November 18, 2002, AT&T Broadband completed a transaction with Comcast Corporation (formerly known as AT&T Comcast Corporation) and Comcast Holdings Corporation (formerly known as Comcast Corporation) in which AT&T Broadband and Comcast Holdings Corporation became wholly owned subsidiaries of Comcast Corporation. On the same day, Comcast Corporation and Comcast Holdings Corporation filed an action for declaratory judgment against Starz Encore in the U.S. District Court for the Eastern District of Pennsylvania, alleging that Comcast Holdings' agreement with Starz Encore permitted Comcast Corporation to terminate AT&T Broadband's affiliation agreement with Starz Encore and to replace that agreement with the affiliation agreement entered into by Comcast Holdings with Starz Encore. Comcast Holdings' affiliation agreement with Starz Encore provided for a per subscriber fee rather than the fixed monthly payments prescribed by the AT&T

Broadband agreement and had no provision for the pass through of excess programming costs. Starz Encore filed a motion to dismiss this case on grounds that the claims made by the plaintiffs should be made in the Colorado state court proceeding described above.

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

    AT&T Broadband had stopped making payments under its affiliation agreement with Starz Encore. Instead, Comcast Corporation made payments to Starz Encore related to distribution of Starz Encore's services on AT&T Broadband's cable systems based on its claim that the lower rates payable under Comcast Holdings' affiliation agreement are applicable, which has resulted in lower aggregate payments to Starz Encore. In addition, both AT&T Broadband and Comcast limited their cooperation with Starz Encore on various matters, including, for example, promotion of Starz Encore's channels.

    On September 23, 2003, Starz Encore and Comcast announced that they have entered into a multi-year agreement for the carriage of the STARZ! and Encore movie services on all Comcast owned and operated cable systems (including those of the former AT&T Broadband). This agreement resolves all of the litigation (described above) that was pending between Starz Encore and Comcast with respect to the 1997 affiliation agreement entered into between Starz Encore and AT&T Broadband.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (c) On September 17, 2003, Liberty issued 217,709,773 shares of Series A common stock to certain subsidiaries of Comcast Corporation in partial payment of the approximately $7.9 billion purchase price for Comcast's 56.5% equity interest in QVC. The shares were valued for purposes of the transaction at $2,549 million. Liberty believes this transaction was exempt from registration under the Securities Act either because it did not involve a "sale" of securities as defined in Section 2(3) of the Securities Act or, if it did involve a "sale," the transaction was exempt from the registration requirements of the Securities Act by virtue of
       Section 4(2) of the Securities Act since it did not involve a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

  31.1..   Rule 13a-14(a)/15d-14(a) Certifications

  31.2     Rule 13a-14(a)/15d-14(a) Certifications

  31.3     Rule 13a-14(a)/15d-14(a) Certifications

  32       Section 1350 Certification.

    (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

DATE FILED OR                                         ITEM           FINANCIAL
FURNISHED                                           REPORTED      STATEMENTS FILED
-------------                                    --------------   ----------------
July 8, 2003...................................  Item 5                 None.
August 14, 2003*...............................  Items 9 and 12         None.
September 10, 2003.............................  Items 5 and 7          None.
September 18, 2003, as amended on
  September 24, 2003...........................  Items 2 and 7          None.
September 23, 2003.............................  Items 5 and 7          None.

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

                                                       LIBERTY MEDIA CORPORATION

Date: November 13, 2003                                By:            /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                                        Charles Y. Tanabe
                                                                    Senior Vice President and
                                                                         General Counsel

Date: November 13, 2003                                By:            /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                                        David J.A. Flowers
                                                                      Senior Vice President
                                                                          and Treasurer
                                                                  (Principal Financial Officer)

Date: November 13, 2003                                By:           /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                                       Christopher W. Shean
                                                                      Senior Vice President
                                                                          and Controller
                                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

  31.1..   Rule 13a-14(a)/15d-14(a) Certifications

  31.2     Rule 13a-14(a)/15d-14(a) Certifications

  31.3     Rule 13a-14(a)/15d-14(a) Certifications

  32       Section 1350 Certification.