Form 10-K/A
period 2002-12-31
LIBERTY MEDIA CORP /DE/
filed 2004-01-21
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                           --------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                             LIBERTY MEDIA CORPORATION
Dated: January 21, 2004                      By  /s/ CHARLES Y. TANABE
                                                 ------------------------------------------
                                                 Charles Y. Tanabe
                                                 SENIOR VICE PRESIDENT AND
                                                 GENERAL COUNSEL

Dated: January 21, 2004                      By  /s/ CHRISTOPHER W. SHEAN
                                                 ------------------------------------------
                                                 Christopher W. Shean
                                                 SENIOR VICE PRESIDENT AND
                                                 CONTROLLER

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

        (ii) Separate financial statements for Telewest Communications plc:

                                                                             PAGE NO.
                                                                          --------------
            Auditor's Report............................................       IV-5
            Consolidated Statements of Operations.......................       IV-6
            Consolidated Balance Sheets.................................       IV-7
            Consolidated Statements of Cash Flows.......................       IV-8
            Consolidated Statements of Shareholders' Equity/(Deficit)
              and Comprehensive Loss....................................       IV-9
            Notes to Consolidated Financial Statements..................  IV-10 to IV-40

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

  10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002).*

  10.17   Liberty Media Corporation 2002 Non-employee Director
          Incentive Plan.*

21--Subsidiaries of Liberty Media Corporation.*

23.1      Consent of KPMG LLP.*

23.2      Consent of KPMG Audit plc.*

23.3      Consent of KPMG Audit plc, filed herewith.

99.1      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.*

99.2      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.*

99.3      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002, filed herewith.

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

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUDITOR'S REPORT
to the board of directors and shareholders of Telewest Communications plc


We have audited the accompanying consolidated balance sheets of Telewest Communications plc and subsidiaries (the Group) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity/(deficit) and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements on pages IV-6 to IV-40 present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in note 2 to the financial statements, the Group has suffered recurring losses, has a net shareholders deficit and is undergoing financial restructuring and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 3 to the consolidated financial statements, the 2002 consolidated financial statements have been restated.

As discussed in note 4 to the consolidated financial statements, the Group adopted SFAS 141, BUSINESS COMBINATIONS and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, in 2002.

As discussed in note 4 to the consolidated financial statements, the Group changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG AUDIT PLC
Chartered Accountants
Registered Auditor
London, England

March 26, 2003, except for note 3, which is as of January 16, 2004.

CONSOLIDATED STATEMENTS OF OPERATIONS
years ended December 31

                                                                                 (NOTE 2)
                                                                                     2002        2002
                                                                                 RESTATED    RESTATED        2001          2000
                                                                     NOTES      $ MILLION   L MILLION   L MILLION     L MILLION
-------------------------------------------------------------------------------------------------------------------------------
REVENUE
Cable television                                                                      541         336         329           279
Consumer telephony                                                                    797         495         488           445
Internet and other                                                                    101          63          40            16
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER DIVISION                                                             1,439         894         857           740
Business Services Division                                                            455         283         268           248
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CABLE DIVISION                                                                1,894       1,177       1,125           988
Content Division                                                                      171         106         129            81
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                       2,065       1,283       1,254         1,069
-------------------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Consumer programming expenses                                                         206         128         142           132
Business and consumer telephony expenses                                              351         218         235           235
Content expenses                                                                      113          70          83            46
Depreciation                                                                          797         495         469           423
Impairment of fixed assets                                                          1,353         841          --            --
-------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                       2,820       1,752         929           836
Selling, general and administrative expenses                                          846         526         497           445
Amortization of goodwill                                                               --          --         183           147
Impairment of goodwill                                                              2,326       1,445         766            --
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    5,992       3,723       2,375         1,428
-------------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                                     (3,927)     (2,440)     (1,121)         (359)
OTHER INCOME/(EXPENSE)
Interest income (including L 12 million,
  L 15 million and L 15 million in 2002,
  2001 and 2000, respectively, from related parties)                    22             30          19          15            15
Interest expense (including amortization of debt discount)                           (850)       (528)       (487)         (385)
Foreign exchange gains/(losses), net                                                  343         213          --           (15)
Share of net losses of affiliates and impairment                                     (190)       (118)       (216)          (15)
Other, net                                                                             58          36          (3)           (3)
Minority interests in losses of consolidated
  subsidiaries, net                                                                     2           1           1             1
-------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                           (4,534)     (2,817)     (1,811)         (761)
Income tax benefit                                                      17             45          28          70             6
-------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                           (4,489)     (2,789)     (1,741)         (755)
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per ordinary share                                        $  (1.56)   L  (0.97)   L  (0.60)     L  (0.28)
Weighted average number of ordinary shares outstanding
  (millions)                                                                        2,873       2,873       2,880         2,705
-------------------------------------------------------------------------------------------------------------------------------

All income is derived from continuing operations.

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
years ended December 31

                                                                                          (NOTE 2)
                                                                                              2002        2002
                                                                                          RESTATED    RESTATED          2001
                                                                           NOTES         $ MILLION   L MILLION     L MILLION
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                      628         390            14
Secured cash deposits restricted for more than one year                       21                19          12            20
Trade receivables (net of allowance for doubtful accounts
  of L 12 million and L 16 million)                                                            193         120           116
Other receivables                                                              9               110          68           112
Prepaid expenses                                                                                43          27            33
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           993         617           295
Investment in affiliates, accounted for under the equity
  method, and related receivables                                             10               605         376           547
Property and equipment (less accumulated depreciation of
  L 3,196 million and L 1,873 million)                                        11             4,182       2,598         3,473
Goodwill (less accumulated amortization of L 2,593 million
  and L 1,148 million)                                                         6               719         447         1,892
Inventory                                                                     14                45          28            67
Other assets (less accumulated amortization and write
  offs of L 76 million and L 47 million)                                      13                47          29            58
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 6,591       4,095         6,332
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' FUNDS
Accounts payable                                                                               177         110           109
Other liabilities                                                             15             1,019         633           524
Debt repayable within one year                                                16             8,762       5,444            --
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    9,958       6,187           633
Deferred tax                                                                  17               137          85           113
Debt repayable after more than one year                                       16                10           6         4,897
Capital lease obligations                                                                      328         204           238
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           10,433       6,482         5,881
----------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS                                                                              (2)         (1)           --
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' (DEFICIT)/EQUITY
Ordinary shares, 10 pence par value; 4,300 million
  authorized; 2,873 and 2,886 million issued
  in 2002 and 2001 respectively                                                                462         287           287
Limited voting convertible ordinary shares, 10 pence par value;
  300 million authorized and 82 million and 63 million
  outstanding in 2002 and 2001 respectively                                                     13           8             8
Additional paid in capital                                                                   6,797       4,223         4,224
Accumulated deficit                                                                        (11,094)     (6,893)       (4,104)
Accumulated other comprehensive (loss)/income                                 20               (18)        (11)           37
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (3,840)     (2,386)          452
Ordinary shares held in trust for the Telewest
  Restricted Share Scheme and the Telewest Long-Term
  Incentive Plan                                                                                --          --            (1)
----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY                                                        (3,840)     (2,386)          451
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   6,591       4,095         6,332
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
years ended December 31

                                                                              (NOTE 2)
                                                                                  2002          2002
                                                                              RESTATED      RESTATED          2001          2000
                                                                             $ MILLION     L MILLION     L MILLION     L MILLION
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        (4,489)       (2,789)       (1,741)         (755)
Adjustments to reconcile net loss to net cash provided/(utilized)
  by operating activities
Depreciation                                                                       797           495           469           423
Impairment of fixed assets                                                       1,353           841            --            --
Amortization of goodwill                                                            --            --           183           147
Impairment of goodwill                                                           2,326         1,445           766            --
Amortization and write off of deferred financing costs and issue discount on
  Senior Discount Debentures                                                       184           114            99           147
Deferred tax credit                                                                (45)          (28)          (70)           --
Unrealized (gain)/loss on foreign currency translation                            (343)         (213)          (10)           20
Non-cash accrued share based compensation (credit)/cost                             (2)           (1)            1             5
Share of net (profits)/losses of affiliates and impairment                         (16)          (10)          216            15
Loss on disposal of assets                                                         148            92             4            --
Minority interests in losses of consolidated subsidiaries                           --            --            (1)           (1)
Changes in operating assets and liabilities net of effect of acquisition of subsidiaries
Change in receivables                                                               31            19            25            (8)
Change in prepaid expenses                                                          10             6             6           (19)
Change in accounts payable                                                          27            17             3            (2)
Change in other liabilities                                                        160           100            62            70
Change in other assets                                                              24            15             1           (46)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED/(UTILIZED) BY OPERATING ACTIVITIES                               165           103            13            (4)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment                                              (721)         (448)         (548)         (527)
Cash paid for acquisition of subsidiaries, net of cash acquired                     --            --            (6)          (24)
Additional investments in and loans to affiliates                                   --            --           (26)          (10)
Repayment of loans made to joint ventures (net)                                     14             9             9             3
Proceeds from disposal of assets                                                     2             1             2             2
Disposal of subsidiary undertaking, net of cash disposed                            23            14             8            --
Disposal of associate undertaking, net of cash disposed                             95            59            --            --
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (587)         (365)         (561)         (556)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options                                             --            --             6             3
Share issue costs                                                                   --            --            --           (13)
Proceeds from issue of Senior Discount Notes and Senior Notes 2010                  --            --            --           544
Proceeds from issue of Senior Convertible Notes 2005                                --            --            --           330
Proceeds from issue of Accreting Convertible Notes 2003                             --            --            30            20
Issue costs of Notes and credit facility arrangement costs                          --            --           (41)           --
Net proceeds from maturity of forward contracts                                    122            76            --           107
Release/(placement) of restricted deposits                                          13             8            (8)           --
Repayments from borrowings under old credit facilities                              (3)           (2)         (824)         (141)
Repayment of SMG equity swap                                                       (53)          (33)           --            --
Proceeds/(repayment) from borrowings under new credit facility                   1,030           640         1,393          (260)
Capital element of finance lease repayments                                        (82)          (51)          (54)          (35)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,027           638           502           555
--------------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                               605           376           (46)           (5)
Cash and cash equivalents at beginning of year                                      23            14            60            65
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           628           390            14            60
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) AND COMPREHENSIVE LOSS

                                                             LIMITED     SHARES  ADDITIONAL         OTHER
                                                ORDINARY      VOTING    HELD IN     PAID-IN COMPREHENSIVE ACCUMULATED
                                                 SHARES       SHARES      TRUST     CAPITAL          LOSS     DEFICIT       TOTAL
                                               L MILLION   L MILLION  L MILLION   L MILLION     L MILLION   L MILLION   L MILLION
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                         228           6         (2)      2,328            --      (1,608)        952
Ordinary shares issued on exercise of share
  options                                             --          --         --           3            --          --           3
Shares issued to acquire Flextech Plc net
  of issue costs                                      60          --         --       1,873            --          --       1,933
Accrued share based compensation cost                 --          --         --           5            --          --           5
Unrealised gain on deemed disposal of shares
  in an affiliate                                     --          --         --           7            --          --           7
Net loss                                              --          --         --          --            --        (755)       (755)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                         288           6         (2)      4,216            --      (2,363)      2,145
Unrealised gain/(loss) on derivative
  financial instruments:
  Cumulative effects of accounting change             --          --         --          --           (16)         --         (16)
  Amounts reclassified into earnings                  --          --         --          --            (5)         --          (5)
  Current period increase in fair value               --          --         --          --            57          --          57
Net loss                                              --          --         --          --            --      (1,741)     (1,741)
                                                                                                                       ----------
TOTAL COMPREHENSIVE LOSS                                                                                                   (1,705)
Unrealised gain on deemed partial disposal
  of investment                                       --          --         --          --             1          --           1
Ordinary shares issued on exercise of share
  options                                              1          --          1           6            --          --           8
Gain on retranslation of investment in an
  overseas subsidiary                                 --          --         --           1            --          --           1
Redesignation of ordinary shares                      (2)          2         --          --            --          --          --
Accrued share based compensation cost                 --          --         --           1            --          --           1
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                         287           8         (1)      4,224            37      (4,104)        451
Unrealised gain/(loss) on derivative
  financial instruments:
  Amounts reclassified into earnings                  --          --         --          --           (48)         --         (48)
Net loss (restated)                                   --          --         --          --            --      (2,789)     (2,789)
                                                                                                                       ----------
TOTAL COMPREHENSIVE LOSS (RESTATED)                                                                                        (2,837)
Accrued share based compensation
  (credit)/cost                                       --          --          1          (1)           --          --          --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002 (RESTATED)              287           8         --       4,223           (11)     (6,893)     (2,386)
---------------------------------------------------------------------------------------------------------------------------------

There was no other comprehensive income in the year ended December 31, 2000.

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

2  BASIS OF PREPARATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Group's significant estimates and assumptions include capitalisation of labor and overhead costs; impairment of goodwill and long-lived assets (see note 6); and accounting for debt and financial instruments (see note 5). Actual results could differ from those estimates.

The financial statements are prepared on a going concern basis, which the directors believe to be appropriate for the following reasons:

Following the directors' decision on September 30, 2002 not to pay the interest on certain of the Group's bonds and other hedging instruments, the Group is now in default of its bonds and its Senior Secured Facility.

These liabilities are now due for repayment in full and the Group is negotiating with its bondholder creditors and bank facility creditors to effect a reorganization of the Group's debt. This will involve, among other things, the conversion of bond debt to equity and the renegotiation of existing bank facilities. The directors believe the amended facilities will provide the Group with sufficient liquidity to meet the Group's funding needs after completion of the Financial Restructuring. Further details of the planned Financial Restructuring are included in note 23.

In order for the Financial Restructuring to be effective, the Scheme Creditors need to approve the plans by the relevant statutory majority. In addition, the Group's shareholders need to approve the proposed share capital reorganization.

The directors are of the opinion that the status of negotiations of the financial restructuring will lead to a successful outcome and that this is sufficient grounds for issuing the annual financial statements under the assumption of going concern.

The effect on the financial statements as presented, of the going concern basis of preparation being inappropriate, is principally that the book value of tangible fixed assets and investments would be restated from their present value in use to a net realizable value. Whilst the directors believe that the net realizable values would be lower than the current value in use there is insufficient information available for the directors to quantify the difference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

The Group faces the following significant risks and uncertainties about:

-    its continued ability to raise finance to fund its operations;

- its successful execution of its long term business plan, which in turn will affect the Group's ability to raise further finance under the Senior Secured Facility (see note 16); and

- the need to meet financial and other covenants relating to debt instruments which have already been issued.

The economic environment and currency in which the Group operates is the United Kingdom and hence its reporting currency is Pounds Sterling (L). Certain financial information for the year ended December 31, 2002 has been translated into US Dollars ($), with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.6095 =L 1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 2002. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

3  RESTATEMENT

Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, we have determined the need to adjust the classification of debt previously reflected as non-current in the consolidated balance sheet at December 31, 2002 and write off deferred financing costs as at December 31, 2002 relating to the restated debt. The adjustment of debt reclassifies L 1,792 million from non-current "Debt repayable after more than one year" to "Debt repayable within one year". The write off of deferred financing costs decreases other assets and increases interest expense and net loss as at and for the year ended December 31, 2002 by L 11 million. There was no impact on the 2001 Consolidated Financial Statements.

These adjustments have been made because the Company recently determined that the effect of non-payment of a hedge contract of L 10.5 million in 2002 triggered a default on an additional L 1,792 million of bond debt as at December 31, 2002.

We have also determined the need to accrue additional interest of L 2 million relating to additional interest for bonds in default as at December 31, 2002. This adjustment increases net loss, interest expense and other liabilities by L 2 million as at and for the year ended December 31, 2002.

                                                                                      RESTATEMENT IMPACT ON
BALANCE SHEET (IN L MILLIONS)                                                             DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------
                                                                                As Reported     As Restated
Other assets                                                                             40              29
Total assets                                                                          4,106           4,095
Debt repayable within one year                                                        3,652           5,444
Other liabilities                                                                       631             633
Total current liabilities                                                             4,393           6,187
Debt repayable after more than one year                                               1,798               6
Accumulated deficit                                                                  (6,880)         (6,893)
Total shareholders' (deficit)/equity                                                 (2,373)         (2,386)
-----------------------------------------------------------------------------------------------------------

                                                                                         RESTATEMENT IMPACT
                                                                                         FOR THE YEAR ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (IN L MILLIONS, EXCEPT PER SHARE DATA)               DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------
                                                                                As Reported     As Restated
Interest expense                                                                       (515)           (528)
Net loss                                                                             (2,776)         (2,789)
-----------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

                                                                                                          RESTATEMENT IMPACT ON
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT) AND COMPREHENSIVE LOSS (IN L MILLIONS)               DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    As Reported     As Restated
Total comprehensive loss                                                                                 (2,824)         (2,837)
-------------------------------------------------------------------------------------------------------------------------------

4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, BUSINESS COMBINATIONS and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires all business combinations undertaken after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill arising from business combinations and intangible assets with indefinite lives are no longer amortized but are subject to annual review for impairment (or more frequently should indications of impairment arise). Goodwill associated with equity- method investments will also no longer be amortized upon adoption of SFAS 142, but will be subject to impairment testing as part of the investment to which it relates in accordance with Accounting Principles Board Opinion No. ("APB") 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. Separable intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives and will be subject to review for impairment in accordance with SFAS 144 (see below). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Group was required to adopt SFAS 142 effective January 1, 2002. As of January 1, 2002 the Group had L 2,199 million of unamortized goodwill, L 1,892 million of which related to business combinations and L 307 million of which related to equity-method investments.

Impairment under SFAS 142 is measured using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower, then the second step compares the implied fair value of the goodwill with its carrying value to determine the amount of the impairment. In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption of January 1, 2002. The Company compared the individual carrying value of its two reporting units, Cable and Content, to their respective fair values. The fair values of the respective reporting units were determined from an analysis of discounted cash flows based on the Company's budgets and long range plan. The discounted cash flow analysis was performed at a reporting unit level. At January 1, 2002 the fair values of both reporting units were greater than their respective carrying values and therefore the adoption of SFAS 142 on January 1, 2002, had no impact on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The amount of advertising costs expensed was L 52 million, L 48 million, and L 38 million for the years ended December 31, 2002, 2001, and 2000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided to write-off the cost, less estimated residual value, of property and equipment by equal instalments over their estimated useful economic lives as follows:

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

DEFERRED FINANCING COSTS

Direct costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in other assets. The costs are amortized to the consolidated statement of operations at a constant rate to the carrying value of the debt over the life of the obligation. Deferred financing costs in respect of bond debt in default are written off immediately to the consolidated statement of operations.

MINORITY INTERESTS

Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

PENSION COSTS

The Group operates a defined contribution scheme (the Telewest Communications plc Pension Trust) or contributes to third-party schemes on behalf of employees. The amount included in expenses in 2002, 2001 and 2000 of L 11 million, L 10 million and L 8 million, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

Telewest has evaluated its legal retirement obligations in relation to all of its tangible long-lived assets and specifically in relation to the buildings that it occupies and its network assets. Buildings, which are held under operating leases, do not specify a fixed refurbishment payment, but instead specify a standard of physical restoration for which Telewest is responsible. Telewest attempts to maintain properties on an ongoing basis to the standard required by the lease and consequently would not expect to have significant additional relevant obligations in respect of its leased properties. Also Telewest believes that it has no legal or constructive retirement obligations in relation to its network assets, all located in the United Kingdom, as there is no legal requirement for Telewest to retire such assets. The Group does not therefore believe the adoption of SFAS 143 will have a material impact on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

SFAS 145 RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB 13, AND TECHNICAL CORRECTIONS

In April 2002, the FASB issued SFAS 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB 13, AND TECHNICAL Corrections". SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Group has adopted this standard from January 1, 2002 and reclassified L 15 million from extraordinary items to expense for the year ended December 31, 2001. No material adjustments have been required in 2002.

SFAS 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 applies to costs associated with an exit activity that do not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". The Group does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

SFAS 148 ACCOUNTING FOR STOCK BASED COMPENSATION--TRANSITION AND DISCLOSURE

An amendment of SFAS 123 is effective for the Group for the year ended December 31, 2002. SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results and that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Group has adopted the disclosure provisions of the Statement in these financial statements. The Group has not adopted the fair value based method of accounting for stock-based employee compensation and still accounts for these in accordance with APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

OTHER NEW STANDARDS

In November 2002, the Emerging Issues Task Force issued its consensus on EITF 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES (EITF 00-21) on an approach to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. According to the EITF, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis,
(2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration should be allocated to the separate units of accounting based on their relative fair values. The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Group believes that the adoption of EITF 00-21 will not have a material impact on the Group's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

In January 2003, the FASB issued FASB Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46) which interprets Accounting Research Bulletin (ARB) 51, CONSOLIDATED FINANCIAL STATEMENTS. FIN 46 clarifies the application of ARB 51 with respect to the consolidation of certain entities (variable interest entities - 'VIEs') to which the usual condition for consolidation described in ARB 51 does not apply because the controlling financial interest in VIEs may be achieved through arrangements that do not involve voting interests. In addition, FIN 46 requires the primary beneficiary of VIEs and the holder of a significant variable interest in VIEs to disclose certain information relating to their involvement with the VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. To comply with the transitional provisions of FIN 46, Telewest has evaluated its existing structures to determine whether it is reasonably likely that it would be required to consolidate or disclose information about a VIE's nature, purpose, size and activities, together with Telewest's maximum exposure to loss. Telewest is also required to disclose the anticipated impact of adoption of FIN 46 on its financial statements.

Telewest has 50% joint venture interests in two affiliates, UKTV, a joint venture with the BBC, and Front Row Television Limited ("Front Row"), a joint venture with NTL, both of which are accounted for under the equity method, and neither of which are considered VIEs. Management believes that both UKTV and Front Row are businesses as defined by EITF 98-3, DETERMINING WHETHER A NONMONETARY TRANSACTION INVOLVES RECEIPT OF PRODUCTIVE ASSETS OR OF A BUSINESS, and FIN 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (Revised December 2003), and, accordingly, does not consider that either consolidation or additional disclosures are required. Telewest does not otherwise make use of traditional VIE structures in its business and does not currently securitize its receivables or other financial assets. The Group does not therefore believe that the impact of the adoption of FIN 46 will have a material effect on its financial statements.

5  FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

The Group has increased its foreign exchange risk since the discontinuation of hedge accounting as described below. The Group continues to monitor this risk until the Financial Restructuring is complete when the US Dollar-denominated debt instruments will be swapped for equity and the foreign exchange risk is minimised.

In the three-month period ended March 31, 2002, the Group determined that it was probable that forecasted future prepayments of principal against outstanding US Dollar-denominated debt would not occur. Accordingly, the cumulative adjustment in OCI of L 53 million resulting from marking to market the derivative instruments has been reclassified from OCI to foreign exchange gains in the Statement of Operations. Subsequent adjustments of the carrying value of these instruments to fair value are taken directly to the Statement of Operations as incurred.

In the nine-month period ended September 30, 2002, the Group had the ability to terminate in-the-money derivative contracts that fluctuate in value. Such derivative contracts hedged our exposure to fluctuations in the US Dollar/pound sterling exchange rates on the Group's US Dollar-denominated debt. In March 2002, the Group terminated certain of these derivative contracts with a nominal value of $999 million (L 688 million), netting L 74 million cash inflow. In May 2002 the Group terminated further derivative contracts with a nominal value of $367 million (L 253 million) realizing an additional L 30 million cash inflow. In the three-month period ended September 30, 2002, the Group terminated arrangements with a nominal value of $2.3 billion (approximately L 1.5 billion). Contracts with a nominal value of $1 billion were settled in cash resulting in an outflow of L 28 million. The remaining contracts with a nominal value of $1.3 billion have yet to be settled for a total cost of L 33 million of which L 19 million was due on October 1, 2002, but the Company deferred such payment and is considering the payment in the context of its Financial Restructuring.

During the 12-month period ended December 31, 2002, the Group recorded a net
L 48 million transfer from cumulative OCI to the Statement of Operations arising from the dedesignation of derivative contracts as ineffective hedges, as described above. In the 12-month period ended December 31, 2001, the Group recorded a L 36 million gain in fair value to cumulative OCI, consisting of a loss of L 25 million to short-term derivative liabilities and a L 61 million gain to long-term derivative assets.

HEDGES OF VARIABLE RATE DEBT

As described in note 16 to the consolidated financial statements, the Group has a Senior Secured Facility with a syndicate of banks and a further amount from an Institutional Tranche ("Institutional Tranche"). Drawdowns under the Senior Secured Facility and the Institutional Tranche bear interest at 0.75% to 2.00% above LIBOR and up to 4% above LIBOR respectively, so the Group is exposed to variable cash flows arising from changes in LIBOR. The Group hedges these variable cash flows by the use of interest rate swaps. The interest rate swaps can be summarised as follows:

                                                             NOTIONAL
    EFFECTIVE DATES               MATURITIES                 PRINCIPAL          RECEIVES             PAYS
----------------------------------------------------------------------------------------------------------------
  1/2/1997 - 7/1/2002         12/31/2003 - 3/31/2005           L 900m         6-month LIBOR      5.475% - 7.3550%
----------------------------------------------------------------------------------------------------------------

In June 2002, the Group reviewed the effectiveness as hedges of the derivative instruments hedging our exposure to fluctuations in interest rates on its long-term bank debt. The review concluded that continued designation of these instruments as hedges was no longer appropriate and hedge accounting was discontinued with immediate effect. The dedesignation of these instruments as hedges resulted in a transfer of L 7 million from cumulative OCI to interest expense within the Statement of Operations. Any movements in the value of the derivatives after June 2002 are recorded within interest expense.

The Group continues to hedge some of its interest rate risk on its Senior Secured Facility through the use of interest rate swaps. The purpose of the derivative instruments is to provide a measure of stability over the Company's exposure to movements in sterling interest rates on its sterling denominated bank debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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


                                                          AT DECEMBER 31,                   AT DECEMBER 31,
                                                CARRYING             2002         CARRYING             2001
                                                  AMOUNT       FAIR VALUE           AMOUNT       FAIR VALUE
                                               L MILLION        L MILLION        L MILLION        L MILLION
-----------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS - ASSETS
Foreign exchange forward contracts                    --               --              131              131
Foreign currency swaps                                --               --               15               15
-----------------------------------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS - LIABILITIES
Interest rate swap agreements                        (34)             (34)             (25)             (25)
Foreign exchange forward contracts                    --               --               (4)              (4)
-----------------------------------------------------------------------------------------------------------
DEBT OBLIGATIONS
Accreting Convertible Notes 2003                     282               62              268              268
Senior Convertible Notes 2005                        311              130              344              234
Senior Debentures 2006                               186               39              206              155
Senior Convertible Notes 2007                        300               63              300              174
Senior Discount Debentures 2007                      955              200            1,059              803
Senior Notes 2008                                    217               46              226              185
Senior Discount Notes 2009                           563              108              505              308
Senior Notes 2010                                    394               83              378              315
Senior Discount Notes 2010                           222               46              185              136
Senior Secured Facility                            2,000            2,000            1,360            1,360
Other debt                                            20               20               66               66
-----------------------------------------------------------------------------------------------------------

The estimated fair values of the financial instruments specified above are based on quotations received from independent, third-party financial institutions and represent the net amounts receivable or payable to terminate the position. The estimated fair values of the Debentures and Notes are also based on quotations from independent third-party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates.

As described above, the Group terminated its portfolio of derivative financial instruments which were used to hedge its exposure to fluctuations in the USD :
GBP exchange rate. Consequently the Group is exposed to fluctuations in the value of its US Dollar-denominated debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

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

Temporary cash investments also potentially expose the Group to concentrations of credit risk, as defined by SFAS 133. At December 31, 2002 the Group had L 160 million on deposit with a major international financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group's customer base.

6  IMPAIRMENT OF ASSETS AND GOODWILL

During the year ended December 31, 2002, the Group undertook an impairment review of its network assets, of goodwill arising on recent acquisitions and of its investments in affiliates acquired in recent years. The review covered the Cable and Content Divisions. The principal reasons for the review were: a share price decline indicative of a fall in the values of the underlying assets and a softening of the ad-sales market, declining revenue growth and a lower than expected customer take-up of additional services.

The review found evidence of impairment in the value of goodwill arising on the core Cable and Content business and in the value of the affiliated undertaking UKTV. The carrying amounts of goodwill, fixed assets and the investments in the affiliated undertakings were written down to fair value, resulting in a charge of L 1,445 million against goodwill, an impairment of L 841 million against fixed assets and a charge of L 88 million against the investments in affiliated undertakings. These charges have been included in the statement of operations within impairment of goodwill, impairment of fixed assets and share of net losses of affiliates and impairment, respectively. The estimated fair value of the goodwill and the investment in UKTV was based on projected future cash flows at a post-tax discount rate of 11.5% which the Group believes is commensurate with the risks associated with the assets. The projected future cash flows were determined using the Company's ten-year plan for the business, with a terminal value which takes into account analysts' and other published projections of future trends across pay-TV platforms, including the total television advertising market.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 by reportable segment are as follows:

                                           CABLE       CONTENT         TOTAL
                                       L MILLION     L MILLION     L MILLION
----------------------------------------------------------------------------
Balance as of January 1, 2001              1,394         1,409         2,803
Addition in year                              11            --            11
Amortization in year                         (83)          (73)         (156)
Impairment of goodwill                        --          (766)         (766)
----------------------------------------------------------------------------
Balance as of January 1, 2002              1,322           570         1,892
Impairment of goodwill                    (1,016)         (429)       (1,445)
----------------------------------------------------------------------------
Balance as of December 31, 2002              306           141           447
----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

Amortization expense related to goodwill was L 183 million (including L 27 million related to equity investment goodwill) for the year ended December 31, 2001 (L 147 million for the year ended December 31, 2000). The following table reconciles previously reported net income as if the provisions of SFAS 142 were in effect in 2001 and 2000:

                                                 2002
                                             RESTATED          2001          2000
                                            L MILLION     L MILLION     L MILLION
---------------------------------------------------------------------------------
Net loss
  Reported net loss                            (2,789)       (1,741)         (755)
  Add back amortization of goodwill                --           183           147
---------------------------------------------------------------------------------
Adjusted net loss                              (2,789)       (1,558)         (608)
---------------------------------------------------------------------------------

                                                PENCE         PENCE         PENCE
---------------------------------------------------------------------------------
Basic and diluted net loss per share
  Reported net loss per share                     (97)          (60)          (28)
  Add back amortization of goodwill                --             6             5
---------------------------------------------------------------------------------
Adjusted net loss per share                       (97)          (54)          (23)
---------------------------------------------------------------------------------

7  BUSINESS COMBINATIONS

On May 30, 2001, the Group acquired 51% of the issued share capital of Rapid Travel Solutions Limited ("Rapid Travel") and was granted a series of call options by, and granted a series of put options to, the vendors in respect of the balance of 49%. Assuming that either party exercises these options, the Group will acquire the remainder of the share capital in tranches ending on November 30, 2003 for total consideration of L 4 million. The acquisition has been accounted for using the purchase method of accounting. Goodwill arising on the acquisition was L 7 million.

If the Group had acquired Rapid Travel at the beginning of 2000 and 2001, the Group's results would not have been materially different from the actual results as disclosed in these financial statements.

On April 19, 2000 the Company acquired the entire issued share capital of Flextech Plc ("Flextech"), a company engaged in broadcast media activities, for a total consideration of L 1,978 million. This comprised 601 million shares of 10p each and acquisition costs of L 31 million. The value attributed to the shares issued was 323.85 pence per share, being the average share market price for a five day period around December 17, 2000, the day the terms of the acquisitions were agreed to and announced. The acquisition was accounted for using the purchase method of accounting. The goodwill arising on acquisition of Flextech was L 1,382 million. As described in note 16, the Group has undertaken an impairment review of goodwill. As a result of the review, a charge of L 429 million has been made.

On November 1, 2000 the Company acquired the entire issued share capital of Eurobell (Holdings) PLC ("Eurobell"), from Deutsche Telekom ("DT") and agreed to pay initial and deferred consideration to DT, (as discussed below), in the form of 5% Accreting Convertible Notes due 2003. The aggregate principal amount of such Notes, following agreement of the deferred consideration is L 254 million. The terms of the Accreting Convertible Notes are described in note 16 to these financial statements.

Upon completion of the acquisition, the Company issued a L 220 million Accreting Convertible Note to DT in consideration for:

-    Eurobell's entire issued share capital, L 72 million

- the assignment of an inter-company loan previously owed by Eurobell to DT, L 128 million, and

- a cash payment remitted to Eurobell by DT shortly after the acquisition, L 20 million.

Subsequently, on January 15, 2001 DT remitted a further cash payment, L 30 million, to Eurobell and the Company issued an additional Accreting Convertible Note to DT for L 30 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

In addition under the terms of the acquisition, the Company was obliged to provide deferred consideration, contingent on Eurobell's turnover for the year ended December 31, 2000 exceeding a certain target. As a result, an additional L
3.5 million Accreting Convertible Note, dated April 2, 2001 was issued to DT. This deferred consideration was accrued for at December 31, 2000.

Goodwill of L 1 million arose on the acquisition.

If the Company had acquired Flextech and Eurobell on January 1, 2000 the Group's net loss of L 755 million and loss per share of L 0.28 would have been L 820 million and L 0.28, respectively.

8  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest was L 287 million, L 335 million and L 164 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2002 there were no significant non-cash investing activities. The amounts stated for 2001 represent the purchase of Rapid Travel. The amounts stated for 2000 represent the purchase of Flextech and Eurobell. These transactions are described in note 7 to the consolidated financial statements.

                                                                                YEAR ENDED DECEMBER 31
                                                                2002              2001            2000
                                                           L MILLION         L MILLION       L MILLION
------------------------------------------------------------------------------------------------------
Acquisitions:
Assets                                                            --                 1           1,104
Liabilities assumed                                               --                (2)           (172)
Debt assumed                                                      --                --            (261)
------------------------------------------------------------------------------------------------------
Net (liabilities)/assets (contributed)/ assumed                   --                (1)            671
Less:
Goodwill arising                                                  --                 7           1,383
------------------------------------------------------------------------------------------------------
                                                                  --                 6           2,054
------------------------------------------------------------------------------------------------------

Share consideration/capital contribution                          --                --           1,946
Debt consideration                                                --                --              75
Purchase of shares                                                --                 2              --
Option consideration                                              --                 4              --
Direct costs of acquisition                                       --                --              33
------------------------------------------------------------------------------------------------------
                                                                  --                 6           2,054
------------------------------------------------------------------------------------------------------

In 2002 the Group entered into capital lease obligations with a total capital value of L 17 million. The Group entered into no vendor financing arrangements during the year, but had a remaining financed balance of L 11 million at December 31, 2002. At December 31, 2002, the Group had accrued a further L 57 million of capital expenditure for property and equipment.

9  OTHER RECEIVABLES

                                              AT DECEMBER 31
                                       2002             2001
                                  L MILLION        L MILLION
------------------------------------------------------------
Interconnection receivables               7                2
Accrued income                           32               68
Other                                    29               27
Foreign currency swap                    --               15
------------------------------------------------------------
                                         68              112
------------------------------------------------------------

Accrued income primarily represents telephone calls made by Cable Division subscribers and Business Services Division customers that have not been billed as at the accounting period end. The period of time over which billings have not been billed varies between two days and four weeks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

10 INVESTMENTS

The Group has investments in affiliates accounted for under the equity method at December 31, 2002 and 2001 as follows:

                                                                   PERCENTAGE OWNERSHIP AT DECEMBER 31
                                                                            2002                  2001
------------------------------------------------------------------------------------------------------
Front Row Television Limited                                                50.0%                 50.0%
UKTV                                                                        50.0%                 50.0%
Blue Yonder Workwise Limited                                               100.0%                 70.0%
SMG                                                                           --                  16.9%
------------------------------------------------------------------------------------------------------

During the year Blue Yonder Workwise Limited became a wholly owned subsidiary of the Group. No goodwill arose on the acquisition.

Summarized combined financial information for such affiliates which operate principally in the cable television, broadcasting and interactive media industries is as follows:

                                                                                  AT DECEMBER 31
                                                                            2002            2001
                                                                       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
COMBINED FINANCIAL POSITION
Current assets                                                                61             162
Property and equipment, net                                                   --              54
Intangible assets, net                                                        --             112
Other assets, net                                                             31               7
------------------------------------------------------------------------------------------------
Total assets                                                                  92             335
------------------------------------------------------------------------------------------------
Current liabilities                                                           42             133
Debt                                                                         176              66
Other liabilities                                                             --             557
Owners' equity                                                              (126)           (421)
------------------------------------------------------------------------------------------------
Total liabilities and equity                                                  92             335
------------------------------------------------------------------------------------------------

                                                                          YEAR ENDED DECEMBER 31
                                                            2002            2001            2000
                                                       L MILLION       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
COMBINED OPERATIONS
Revenue                                                      128             408             406
Operating expenses                                          (103)           (324)           (343)
------------------------------------------------------------------------------------------------
Operating profit                                              25              84              63
Interest expense                                             (12)            (38)            (30)
------------------------------------------------------------------------------------------------
Net profit                                                    13              46              33
------------------------------------------------------------------------------------------------

                                                                                  AT DECEMBER 31
                                                                            2002            2001
                                                                       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
THE GROUP'S INVESTMENTS IN AFFILIATES ARE COMPRISED AS FOLLOWS:
Goodwill                                                                      --              27
Loans                                                                        208             260
Share of net assets                                                          168             260
------------------------------------------------------------------------------------------------
                                                                             376             547
------------------------------------------------------------------------------------------------

On September 4, 2002 the investment in SMG plc, a listed investment in an associated undertaking, was reclassified as a current asset investment at net realizable value. This resulted in L 42 million being written off the carrying value of the investment. The investment in SMG plc was subsequently sold in November 2002 realizing a gain of L 1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

11 PROPERTY AND EQUIPMENT

                                                                        CABLE AND     ELECTRONIC         OTHER
                                              LAND      BUILDINGS         DUCTING      EQUIPMENT      EQUIPMENT           TOTAL
                                         L MILLION      L MILLION       L MILLION      L MILLION      L MILLION       L MILLION
-------------------------------------------------------------------------------------------------------------------------------
ACQUISITION COSTS
Balance at January 1, 2002                       6            133           3,186          1,424            597           5,346
Additions                                       --              7             269            135             50             461
Disposals                                       --             (2)             --             --            (11)            (13)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     6            138           3,455          1,559            636           5,794
-------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEPRECIATION
Balance at January 1, 2002                      --             45             894            661            273           1,873
Charge for the year                             --             10             159            223            103             495
Impairment                                      --             39             678             90             34             841
Disposals                                       --             (2)             --             --            (11)            (13)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    --             92           1,731            974            399           3,196
-------------------------------------------------------------------------------------------------------------------------------
2002 NET BOOK VALUE                              6             46           1,724            585            237           2,598
-------------------------------------------------------------------------------------------------------------------------------

ACQUISITION COSTS
Balance at January 1, 2001                       6            119           2,630          1,393            552           4,700
Additions                                       --             14             556             31             52             653
Disposals                                       --             --              --             --             (7)             (7)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     6            133           3,186          1,424            597           5,346
-------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEPRECIATION
Balance at January 1, 2001                      --             35             546            605            225           1,411
Charge for the year                             --             10             348             56             55             469
Disposals                                       --             --              --             --             (7)             (7)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    --             45             894            661            273           1,873
-------------------------------------------------------------------------------------------------------------------------------
2001 NET BOOK VALUE                              6             88           2,292            763            324           3,473
-------------------------------------------------------------------------------------------------------------------------------

Cable and ducting consists principally of civil engineering and fiber optic costs. In addition, cable and ducting includes net book value of pre-construction and franchise costs of L 18 million and L 14 million as of December 31, 2002 and 2001, respectively. Electronic equipment includes the Group's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures and leasehold improvements.

12 VALUATION AND QUALIFYING ACCOUNTS

                                                                             ADDITIONS
                                                                            CHARGED TO
                                             BALANCE AT  ACQUISITION OF      COSTS AND                     BALANCE AT
                                              JANUARY 1    SUBSIDIARIES       EXPENSES     DEDUCTIONS     DECEMBER 31
                                              L MILLION       L MILLION      L MILLION      L MILLION       L MILLION
---------------------------------------------------------------------------------------------------------------------
2002   Deferred tax valuation allowances            901              --            382             --           1,283
       Allowance for doubtful accounts               16              --             --             (4)             12
---------------------------------------------------------------------------------------------------------------------
2001   Deferred tax valuation allowances            733              --            168             --             901
       Allowance for doubtful accounts               19              --              3             (6)             16
---------------------------------------------------------------------------------------------------------------------
2000   Deferred tax valuation allowances            491              38            204             --             733
       Allowance for doubtful accounts               13               5             14            (13)             19
---------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

13 OTHER ASSETS

The components of other assets, net of amortization and write offs, are as follows:

                                                                                  AT DECEMBER 31
                                                                            2002
                                                                        RESTATED            2001
                                                                       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
Deferred financing costs of debentures                                        --              22
Deferred financing costs of Senior Secured Facility                           29              36
------------------------------------------------------------------------------------------------
                                                                              29              58
------------------------------------------------------------------------------------------------

During the year L 11 million of deferred financing costs of debentures were written off in connection with bond debt default.

14 INVENTORY

                                                                                  AT DECEMBER 31
                                                                            2002            2001
                                                                       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
Raw materials and consumables                                                 --               1
Inventories of spare capacity and duct held for resale                         4              36
Programming inventory                                                         24              30
------------------------------------------------------------------------------------------------
                                                                              28              67
------------------------------------------------------------------------------------------------

15 OTHER LIABILITIES

Other liabilities are summarized as follows:

                                                                                  AT DECEMBER 31
                                                                            2002
                                                                        RESTATED            2001
                                                                       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
Deferred income                                                              111             114
Accrued construction costs                                                    64              67
Accrued programming costs                                                     21              24
Accrued interconnect costs                                                    17              39
Accrued interest                                                             222             111
Accrued staff costs                                                           10              35
Accrued expenses                                                              42              41
Other liabilities                                                            146              93
------------------------------------------------------------------------------------------------
                                                                             633             524
------------------------------------------------------------------------------------------------

16 DEBT

Debt is summarized as follows at December 31, 2002 and 2001:

                                                WEIGHTED AVERAGE INTEREST RATE           2002            2001
                                            2002           2001           2000      L MILLION       L MILLION
-------------------------------------------------------------------------------------------------------------
Accreting Convertible Notes 2003               5%             5%             5%           282             268
Senior Convertible Notes 2005                  6%             6%             6%           311             344
Senior Debentures 2006                     9.625%         9.625%         9.625%           186             206
Senior Convertible Notes 2007               5.25%          5.25%          5.25%           300             300
Senior Discount Debentures 2007               11%            11%            11%           955           1,059
Senior Notes 2008                          11.25%         11.25%         11.25%           217             226
Senior Discount Notes 2009                 9.875%         9.875%         9.875%           287             261
Senior Discount Notes 2009                  9.25%          9.25%          9.25%           276             244
Senior Notes 2010                          9.875%         9.875%         9.875%           394             378
Senior Discount Notes 2010                11.375%        11.375%        11.375%           222             185
Senior Secured Facility                    6.223%         7.265%         7.553%         2,000           1,360
Other debt                                   6.7%         6.767%         7.432%            20              66
-------------------------------------------------------------------------------------------------------------
                                                                                        5,450           4,897
-------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

NOTES AND DEBENTURES

                                               PRINCIPAL AT
                                                   MATURITY            ORIGINAL MATURITY      EARLIEST REDEMPTION       INTEREST
                                                    MILLION                         DATE                     DATE           RATE
--------------------------------------------------------------------------------------------------------------------------------
Accreting Convertible Notes 2003        GBP             294             November 1, 2003         November 1, 2003              5%
Senior Convertible Notes 2005           USD             500                 July 7, 2005             July 7, 2003              6%
Senior Debentures 2006                  USD             300              October 1, 2006          October 1, 2001          9.625%
Senior Convertible Notes 2007           GBP             300            February 19, 2007            March 9, 2003           5.25%
Senior Discount Debentures 2007         USD           1,537              October 1, 2007          October 1, 2001             11%
Senior Notes 2008                       USD             350              November 1,2008         November 1, 2003          11.25%
Senior Discount Notes 2009              GBP             325               April 15, 2009           April 15, 2004          9.875%
Senior Discount Notes 2009              USD             500               April 15, 2009           April 15, 2004           9.25%
Senior Notes 2010                       GBP             180             February 1, 2010         February 1, 2005          9.875%
Senior Notes 2010                       USD             350             February 1, 2010         February 1, 2005          9.875%
Senior Discount Notes 2010              USD             450             February 1, 2010         February 1, 2005         11.375%
--------------------------------------------------------------------------------------------------------------------------------

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

On January 15, 2001, DT remitted a cash payment of L 30 million to its former subsidiary Eurobell, under the terms of the acquisition of Eurobell by the Company on November 1, 2000. In consideration the Company issued additional Accreting Convertible Notes 2003 for the same amount. In addition, under the terms of the acquisition, the Company was obliged to provide deferred consideration, contingent on Eurobell's turnover for the year ended December 31, 2000 exceeding a certain target. As a result additional L 3.5 million Accreting Convertible Notes 2003, dated April 2, 2001, were issued to DT.

The unamortized portion of the discounts on issue of the Senior Discount Notes 2009 and Senior Discount Notes 2010 was L 73 million and L 58 million respectively. The discount on issue is being amortized up to the first call dates of the bonds, such as to produce a constant rate of return on the carrying amount.

The indentures under which the Debentures and Notes were issued contain various covenants, which among other things, restrict the ability of the Group to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. As part of its refinancing, the Group elected not to pay: the interest due on October 1, 2002 on its Senior Debentures 2006 and its Senior Discount Debentures 2007; the interest due on November 1, 2002 on its Senior Notes 2008; and the interest due on January 7, 2003 on its Senior Convertible Notes 2005. The non-payment of interest constitutes a default event under the terms of these four bonds. As a consequence of the non-payment of hedge contracts of L 10.5 million, all of the remaining bonds were also in default as at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

SENIOR SECURED FACILITY

On March 16, 2001 the Group entered into a new senior secured credit facility (the "Senior Secured Facility") with a syndicate of banks for L 2 billion, of which L 1,855 million was drawn down at December 31, 2002. The Group is also able to raise a further L 250m from institutional investors (the "Institutional Tranche") of which L 145 million was drawn down at December 31, 2002. The first drawdowns under the Senior Secured Facility were used to repay amounts owed under the old senior secured credit facilities.

Borrowings under the Senior Secured Facility are secured on the assets of the Group including the partnership interests and shares of subsidiaries and bear interest at 0.75% to 2.0% over LIBOR (depending on the ratio of borrowings to quarterly, annualized, consolidated net operating cash flow). Borrowings under the Institutional Tranche bear interest at up to 4% above LIBOR.

The Senior Secured Facility contains cross default clauses with other debt instruments. As a result of the Group being in default of its Debentures and Notes, it is in default on the Senior Secured Facility. In addition, on March 14, 2003, Telewest notified its Senior Lenders that, as a result of the exceptional items incurred in 2002 and their impact on Telewest's net operating cash flow, it would breach certain financial covenants under its bank facility in respect of the quarter ended December 31, 2002.

The Group is renegotiating its bank facilities and debt financing arrangements. Further details of the Financial Restructuring are included in note 23.

VENDOR FINANCING

The Group has entered into vendor financing arrangements to fund its purchase of equipment from certain suppliers. Under the terms of these arrangements the Group defers payment for periods up to 36 months. Interest is charged on these arrangements at a rate that is fixed for the life of the arrangements. The balance on these arrangements at December 31, 2002 was L 11 million.

SMG LOAN

On July 11, 2001, the Group entered into a contract with Toronto
Dominion Bank ("TD"), whereby TD provided a loan to the Group, in return for security over 55% of the Group's shareholding in SMG plc. The loan was fully repaid during the year following the sale of the Group's investment in SMG.

BANK LOANS

Bank loans are property loans secured on certain freehold land and buildings held by the Group. The balance at December 31, 2002 was L 7 million.

MATURITY PROFILE

As a consequence of the defaults referred to above, the Group's long-term debt has been disclosed as repayable within one year. The original Maturity Profile of the Group's long-term debt was as follows:

                                                                         2002
                                                                    L MILLION
-----------------------------------------------------------------------------
2003                                                                    3,652
2004                                                                        1
2005                                                                      316
2006                                                                       --
2007                                                                      300
2008 and thereafter                                                     1,181
-----------------------------------------------------------------------------
                                                                        5,450
-----------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

17 INCOME TAXES

Loss before income taxes is solely attributable to the United Kingdom.

The provisions for income taxes follow:

                                                  2002        2001         2000
                                             L MILLION   L MILLION    L MILLION
-------------------------------------------------------------------------------
Deferred tax benefit                                28          70            6
-------------------------------------------------------------------------------

A reconciliation of income taxes determined using the statutory
UK rate of 30% (2001: 30%) to the effective rate of income tax is as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                           2002        2001        2000
                                                              %           %           %
---------------------------------------------------------------------------------------
Corporate tax at UK statutory rates                         (30)        (30)        (30)
Write down of goodwill                                       12          --          --
Change in valuation allowance                                14          34          31
---------------------------------------------------------------------------------------
                                                             (4)          4           1
---------------------------------------------------------------------------------------

Deferred income tax assets and liabilities at December 31, 2002 and 2001 are summarized as follows:

                                                                      2002         2001
                                                                 L MILLION    L MILLION
---------------------------------------------------------------------------------------
Deferred tax assets relating to:
Fixed assets                                                            763         410
Net operating loss carried forward                                      494         465
Other--investments                                                       26          26
---------------------------------------------------------------------------------------
Deferred tax asset                                                    1,283         901
Valuation allowance                                                  (1,283)       (901)
Investments in affiliates                                               (85)       (113)
---------------------------------------------------------------------------------------
DEFERRED TAX LIABILITY PER BALANCE SHEET                                (85)       (113)
---------------------------------------------------------------------------------------


At December 31, 2002 the Group estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of L 1,647 million available to relieve against future profits. This excludes capital allowances on assets which are available to the Group, but have not been claimed.

A valuation allowance of 100% has been provided due to a history of operating losses and management's belief that the likelihood of realizing the benefit of the deferred tax asset is not more likely than not.

The NOLs have an unlimited carry forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

18 SHAREHOLDERS' EQUITY

MOVEMENT IN SHARE CAPITAL

On March 31, 2000 the authorized share capital of the Company was increased to L 460 million divided into 4,300 million ordinary shares of 10 pence each and 300 million limited voting convertible ordinary shares of 10 pence each.

Between May 5 and July 5, 2000 the Company issued 601 million ordinary shares of 10 pence each in consideration for the entire issued share capital of Flextech. Also in 2000, 4 million ordinary shares of 10 pence each were issued in consideration of L 4.6 million on exercise of employee share options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

During 2001 the Company issued 7 million ordinary shares of 10 pence each upon exercise of employee share options. Total consideration received was L 6 million. In addition the Company redesignated 20 million ordinary shares of 10 pence each into 20 million limited voting convertible ordinary shares of 10 pence each.

LIMITED VOTING CONVERTIBLE ORDINARY SHARES

The ordinary shares and the limited voting convertible ordinary shares have the same rights, except that the limited voting convertible ordinary shares do not confer the right to vote on resolutions to appoint, reappoint, elect or remove directors of Telewest. No application will be made for the limited voting convertible ordinary shares to be listed or dealt in on any stock exchange. Holders of limited voting convertible ordinary shares are entitled to convert all or some of their limited voting convertible ordinary shares into fully paid ordinary shares, provided that the conversion would not result in a change of control of the Company for the purposes of the indentures governing certain Notes and Debentures. The limited voting convertible ordinary shares are convertible into ordinary shares at the Company's option at any time, subject to certain conditions. The sole holders of the limited voting convertible ordinary shares are Liberty Media and Microsoft.

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

Future purchases of ordinary shares and/or limited voting convertible ordinary shares by members of the Liberty Media Group and/or the Microsoft Group will, however, be subject to Rule 9 of the UK's City Code on Takeovers and Mergers because both classes of shares are treated as voting shares for that purpose. Under Rule 9, when any person acquires, whether by a series of transactions over a period of time or not, shares which (taken together with shares held or acquired by persons acting in concert with him) carry 30% or more (but less than 50%) of the voting rights of a public company, that person is normally required to make a general offer to shareholders for the entire share capital of the company then in issue. Any person, or group of persons acting in concert, owning shares carrying 50% or more of the voting rights of a public company, subject to their own individual limits, is free to acquire further shares in that public company without giving rise to the requirement to make a general offer for the entire issued share capital of that company.

In May 2001, Liberty Media increased its shareholding in the Company as a result of the purchase of 20 million ordinary shares of 10 pence each. Prior to the increase in shareholding, Liberty Media redesignated 20 million ordinary shares of 10 pence each as limited voting convertible ordinary shares of 10 pence each. As a result Liberty Media and Microsoft's combined shareholdings remained below 50% of the issued ordinary share capital, above which level a change of control for the purposes of the Group's debt securities may occur.

19 SHARE-BASED COMPENSATION PLANS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

Compensation cost recognized for share option grants and awards is as follows:

                                                        2002              2001         2000
                                                   L MILLION         L MILLION    L MILLION
-------------------------------------------------------------------------------------------
LTIP                                                      (1)               --            5
Executive Share Option Scheme                             --                 1            2
EPP                                                       --                 1            1
-------------------------------------------------------------------------------------------
                                                          (1)                2            8
-------------------------------------------------------------------------------------------

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

                                                        2002
                                                    RESTATED              2001         2000
                                                   L MILLION         L MILLION    L MILLION
-------------------------------------------------------------------------------------------
Net loss
  as reported                                         (2,789)           (1,741)        (755)
  PRO FORMA                                           (2,766)           (1,750)        (757)
-------------------------------------------------------------------------------------------

                                                       PENCE             PENCE        PENCE
-------------------------------------------------------------------------------------------
Basic and diluted loss per share
  as reported                                            (97)              (60)         (28)
  PRO FORMA                                              (96)              (61)         (28)
-------------------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

A summary of the status of the Company's performance-based share option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                             2002                         2001                        2000
                                                         WEIGHTED                     WEIGHTED                    WEIGHTED
                                                          AVERAGE                      AVERAGE                     AVERAGE
                                             NUMBER      EXERCISE         NUMBER      EXERCISE          NUMBER    EXERCISE
                                          OF SHARES         PRICE      OF SHARES         PRICE       OF SHARES       PRICE
--------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         97,699,837         136.4p    52,503,409         173.2p     17,028,622       110.0p
Adjustments during the year                      --            --             --            --       4,457,322       143.8p
Granted                                          --            --     53,709,994          98.8p     35,154,239       205.1p
Exercised                                        --            --     (1,210,816)         78.2p     (2,501,964)      114.9p
Forfeited                                (7,642,594)        126.0p    (7,302,750)        134.3p     (1,634,810)      208.8p
--------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               90,057,243         137.3p    97,699,837         136.4p     52,503,409       173.2p
--------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end          36,358,298         141.4p    16,577,655         132.0p     14,938,772       129.8p
--------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
  granted during the year                                      --                         69.7p                       33.9p
--------------------------------------------------------------------------------------------------------------------------

The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options.

Share options are forfeited due to employees leaving the Group before their share options become exercisable.

The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 2002.

                                                                         OPTIONS                            OPTIONS
                                                                     OUTSTANDING                        EXERCISABLE
                                      ------------------------------------------     ------------------------------
                                             NUMBER      WEIGHTED
                                        OUTSTANDING       AVERAGE       WEIGHTED             NUMBER        WEIGHTED
                                                 AT     REMAINING        AVERAGE     EXERCISABLE AT         AVERAGE
                                       DECEMBER 31,   CONTRACTUAL       EXERCISE        DECEMBER 31,       EXERCISE
RANGE OF EXERCISE PRICES                       2002          LIFE          PRICE               2002           PRICE
-------------------------------------------------------------------------------------------------------------------
65.7 - 76.8p                          13,890,131          7.4 yrs          74.2p          6,307,995           73.3p
81.5 - 82.5p                           2,025,479          8.6 yrs          81.7p            257,834           81.7p
84.6 - 99.9p                           2,212,140          2.5 yrs          89.2p          2,212,140           89.0p
102.0 - 109.1p                        33,133,132          8.2 yrs         103.8p         10,574,594          103.6p
114.0 - 125.9p                        11,133,884          7.5 yrs         119.2p          3,890,521          120.1p
130.4 - 142.9p                           982,642          4.2 yrs         139.1p            982,642          139.1p
160.0 - 170.0p                         1,502,207          7.3 yrs         166.2p            709,386          167.7p
202.4 - 235.0p                        23,883,741          7.5 yrs         229.4p         10,638,164          228.5p
237.3 - 249.4p                           543,216          7.1 yrs         239.7p            268,467          240.9p
274.3 - 276.5p                           361,832          6.4 yrs         276.4p            332,813          276.4p
289.0 - 294.8p                           388,839          6.8 yrs         291.2p            183,742          291.7p
-------------------------------------------------------------------------------------------------------------------
65.7 - 294.8p                         90,057,243          7.6 yrs         137.3p         36,358,298          141.4p
-------------------------------------------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

A summary of the status of the Company's fixed share option plan as of December 31, 2002, 2001, and 2000 and the changes during the years ended on those dates are presented below:

                                                                    2002                       2001                      2000
                                                                WEIGHTED                   WEIGHTED                  WEIGHTED
                                                                 AVERAGE                    AVERAGE                   AVERAGE
                                                      NUMBER    EXERCISE        NUMBER     EXERCISE        NUMBER    EXERCISE
                                                   OF SHARES       PRICE     OF SHARES        PRICE     OF SHARES       PRICE
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  21,519,334        80.5p   26,635,135         91.1p   11,679,289       116.9p
Adjustments during the year                               --          --            --           --       654,868       126.2p
Granted                                                   --          --     9,205,135         60.3p   17,946,934        88.3p
Exercised                                                 --          --    (4,380,809)        57.3p     (876,216)       98.1p
Forfeited                                        (12,550,048)       82.3p   (9,940,127)       100.4p   (2,769,740)      187.6p
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                         8,969,286        78.0p   21,519,334         80.5p   26,635,135        91.1p
-----------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end                       36,272       159.1p       72,926         98.0p    4,443,443        57.1p
-----------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted
  during the year                                         --          --            --         33.3p           --        39.1p
-----------------------------------------------------------------------------------------------------------------------------

The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options.

Share options are forfeited due to employees leaving the Group before their share options become exercisable.

The following table summarizes information about the Company's fixed share options outstanding at December 31, 2002:

                                           OPTIONS OUTSTANDING
                                  ----------------------------
                                        NUMBER        WEIGHTED
                                   OUTSTANDING         AVERAGE
                                            AT       REMAINING
                                  DECEMBER 31,     CONTRACTUAL
RANGE OF EXERCISE PRICES                  2002            LIFE
--------------------------------------------------------------
 58.5 - 88.3p                        8,652,129         2.1 yrs
103.9 - 115.9p                          40,262         0.9 yrs
128.6 - 161.9p                          24,455         0.5 yrs
191.0 - 236.5p                         252,440         0.6 yrs
--------------------------------------------------------------
58.5 - 236.5p                        8,969,286         2.0 yrs
--------------------------------------------------------------

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

The compensation charge related to each award is based on the share price of the ordinary shares on the date the award was made.

A summary of the status of the RSS at December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                                         2002             2001             2000
                                                                       NUMBER           NUMBER           NUMBER
                                                                    OF SHARES        OF SHARES        OF SHARES
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                      530,855          358,316          576,333
Granted                                                                    --          248,595               --
Exercised                                                             (37,821)         (76,056)        (131,394)
Forfeited                                                                  --               --          (86,623)
---------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                            493,034          530,855          358,316
---------------------------------------------------------------------------------------------------------------
Awards exercisable at year end                                        214,114           38,338           86,989
---------------------------------------------------------------------------------------------------------------
Weighted average fair value of awards granted during the year              --       L     1.10               --
---------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

Share awards are forfeited due to employees leaving the Group before their awards become exercisable.

At December 31, 2002, the 493,034 awards outstanding and the 214,114 awards exercisable have weighted average remaining contractual lives of 7.4 years and
6.3 years respectively.

Deferred compensation cost relating to RSS is L 38,000 (2001: L 478,000.)

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

A summary of the status of the LTIP at December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                                         2002             2001             2000
                                                                       NUMBER           NUMBER           NUMBER
                                                                    OF SHARES        OF SHARES        OF SHARES
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                    1,566,507        2,714,552        4,005,075
Granted                                                                    --          910,730          816,175
Exercised                                                             (29,502)      (1,220,362)      (1,152,826)
Forfeited                                                          (1,113,733)        (838,413)        (953,872)
---------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                            423,272        1,566,507        2,714,552
---------------------------------------------------------------------------------------------------------------
Awards exercisable at year end                                        108,569          265,939        1,058,542
---------------------------------------------------------------------------------------------------------------
Weighted average fair value of awards granted during the year              --     L       1.09    L        0.24
---------------------------------------------------------------------------------------------------------------

Share awards are forfeited due to employees leaving the Group before their share options become exercisable or due to performance criteria not being met.

Deferred compensation cost relating to the LTIP is L nil (2001: L 189,000.)

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

A summary of the status of the Company's EPP at December 31, 2002, 2001, and 2000 and the changes during the years ended on those dates are presented below:

                                                                         2002             2001            2000
                                                                       NUMBER           NUMBER          NUMBER
                                                                    OF SHARES        OF SHARES       OF SHARES
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                      572,053        1,193,839        1,074,150
Granted                                                                    --               --          267,524
Exercised                                                            (256,790)        (579,430)        (130,576)
Forfeited                                                              (9,693)         (42,356)         (17,259)
---------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                            305,570          572,053        1,193,839
---------------------------------------------------------------------------------------------------------------
Awards exercisable at year end                                        123,168           26,443          288,253
---------------------------------------------------------------------------------------------------------------
Weighted average fair value of awards granted during the year              --               --    L        2.49
---------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

Share awards are forfeited due to employees leaving the Group before their share options become exercisable.

Deferred compensation cost relating to the EPP is L 80,000 (2001: L 419,000.)

20 ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                               2002
                                                              GAINS/
                                                            (LOSSES)        2001
                                                                  ON       GAINS/
                                                                MARK      LOSSES)
                                                                  TO      ON MARK
                                                              MARKET           TO
                                                                 OF        MARKET
                                                                CASH           OF
                                                               FLOW          CASH
                                                              HEDGES         FLOW
                                                                           HEDGES
                                                           L MILLION    L MILLION
---------------------------------------------------------------------------------
Balance at January 1                                              37           --
Cumulative effect of accounting change                            --          (16)
Amounts reclassified into earnings                               (48)          (5)
Current period increase in fair value                             --           57
Unrealised gain on deemed partial disposal of investment          --            1
---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                           (11)          37
---------------------------------------------------------------------------------

The amounts reclassified into earnings are detailed in note 5.

21 COMMITMENTS AND CONTINGENCIES

RESTRICTED CASH

At December 31, 2002, the Group has cash restricted as to use of L 12 million which provides security for leasing obligations.

OTHER COMMITMENTS

The amount of capital expenditure authorized by the Group for which no provision has been made in the consolidated financial statements is as follows:

                                                                2002         2001
                                                           L MILLION    L MILLION
---------------------------------------------------------------------------------
Contracted                                                        13           28
---------------------------------------------------------------------------------

In addition the Group has contracted to buy L 28 million of programming rights for which the license period has not yet started.

CAPITAL AND OPERATING LEASES

The Group leases a number of assets under arrangements accounted for as capital leases, as follows:

                           ACQUISITION     ACCUMULATED         NET BOOK
                                 COSTS    DEPRECIATION            VALUE
                             L MILLION       L MILLION        L MILLION
-----------------------------------------------------------------------
At December 31, 2002 :
   Electronic equipment            283            (185)              98
   Other equipment                 118             (58)              60
At December 31, 2001 :
   Electronic equipment            290            (187)             103
   Other equipment                 109             (43)              66
-----------------------------------------------------------------------

Depreciation charged on these assets was L 44 million and L 45 million for the years ended December 31, 2002 and 2001 respectively.

The Group leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to L 21 million, L 19 million and L 17 million for the years ended December 31, 2002, 2001 and 2000, respectively and is included in depreciation expense detailed in note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 2002:

                                                      CAPITAL LEASES     OPERATING LEASES
                                                           L MILLION            L MILLION
-----------------------------------------------------------------------------------------
2003                                                              89                   25
2004                                                              46                   18
2005                                                              38                   14
2006                                                              29                   13
2007                                                              19                   12
2008 and thereafter                                               13                   91
-----------------------------------------------------------------------------------------
                                                                 234
Imputed interest                                                 (30)
-----------------------------------------------------------------------------------------
                                                                 204
-----------------------------------------------------------------------------------------

It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

The Group leases capacity on its network to other telecommunications companies. These leases are accounted for as operating leases and revenues received are recognized over the life of the leases as follows:

                                                                                L MILLION
-----------------------------------------------------------------------------------------
2003                                                                                    5
2004                                                                                    5
2005                                                                                    3
2006                                                                                    1
2007                                                                                    1
2008 and thereafter                                                                     5
-----------------------------------------------------------------------------------------

The assets held under these leases are accounted for as follows:

                                                     ACQUISITION     ACCUMULATED             NET
                                                           COSTS    DEPRECIATION      BOOK VALUE
                                                       L MILLION       L MILLION       L MILLION
------------------------------------------------------------------------------------------------
At December 31, 2002
Cable and ducting                                             45              (5)             40
At December 31, 2001
Cable and ducting                                             45              (3)             42
------------------------------------------------------------------------------------------------

Depreciation charged on these assets was L 2 million and L 2 million for the years ended December 31, 2002 and 2001 respectively.

CONTINGENT LIABILITIES

The Group has provided performance bonds in respect of its national licence and to local authorities up to a maximum amount of L 6 million (2001: L 7 million).

The Group is a party to various other legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

22 RELATED-PARTY TRANSACTIONS

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

NATURE OF TRANSACTIONS

The Group had a L 10 million loan facility with Liberty. Interest charged on this loan was L nil in 2001 and L 1 million in 2000. The balance due to Liberty at December 31, 2000 was L 17 million including accrued interest and was repaid in 2001.

The Group purchases software and consultancy services from Microsoft, on normal commercial terms. Purchases in the year ended December 31, 2002 amounted to L 1 million (2001: L 2 million, 2000: L 2 million). The balance outstanding in respect of these purchases was Lnil at December 31, 2002, 2001 and 2000.

The Group has billed overheads and costs incurred on their behalf to UKTV, TVT and Screenshop of L 11 million, L 1 million and L 1 million (2001: L 8 million, L 3 million and L 1 million, 2000: L 7 million, L 10 million and L nil) respectively. The Group has also made a loan to UKTV. Interest charged on this loan was L 12 million (2001: L 12 million, 2000: L 15 million). Amounts due from UKTV, TVT and Screenshop at December 31, 2002 were L 208 million, L 1 million and L 4 million respectively (2001: L 218 million, L 28 million and L nil and 2000: L 229 million, L 31 million and Lnil respectively).

In the normal course of its business the Group purchases programming from UKTV on normal commercial terms. Purchases in the year ended December 31, 2002 were L 13 million (2001: L 9 million, 2000: L 7 million). The balance due to UKTV at December 31, 2002 was L nil (2001: L 2 million, 2000: L nil).

23 SUBSEQUENT EVENTS AND FINANCIAL RESTRUCTURING

The Group is renegotiating its bank facilities and debt financing arrangements. Further details of the proposed Financial Restructuring are as follows:

On September 30, 2002, we announced that we had reached a preliminary agreement relating to a financial restructuring (the "Financial Restructuring") with an AD HOC committee of our bondholders ("the Bondholder Committee"). That agreement provides for the cancellation of all outstanding notes and debentures (the "Notes"), representing approximately L 3.4 billion of indebtedness, issued by the Company and Telewest Finance (Jersey) Limited and certain other unsecured foreign exchange hedge contracts (the "Hedge Contracts") of the Company in exchange for New Ordinary Shares ("New Shares") representing 97% of the issued share capital of the Company immediately after the Financial Restructuring. The Company's current ordinary shareholders will receive the remaining 3% of the Company's issued ordinary share capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

We also announced on September 30, 2002 that we were deferring payment of interest under certain of our Notes and the settlement of the Hedge Contracts. Such non-payment continues and has resulted in defaults under the Group's bank facilities and its bonds. Based on one such default, in respect of non-payment of approximately L 10.5 million to a Hedge Contract counter-party, that counter-party has filed a petition for the winding-up of the Company with a UK court. The Company intends to deal with this claim as part of the overall restructuring of its unsecured debt obligations and does not believe that the legal action will delay or significantly impede the Financial Restructuring process. The Company will of course continue to meet its obligations to its suppliers and trade creditors and this legal action is expected to have no impact on customer service.

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

The terms of the amended and restated bank facilities are as follows:

- the amended facilities total L 2,155 million, comprising term loans of L 1,840 million, L 190 million of committed overdraft and revolving credit facilities and an uncommitted term facility of L 125 million;

- the amended facilities do not amortise; and the majority of the facilities will mature on December 31, 2005 with the balance maturing on June 30, 2006;

- financial covenants will be re-set to reflect the Company's new business plan; and

- the pricing on the facilities will be increased to reflect market sentiment.

These amended facilities will replace the Group's existing bank facilities, (the "Senior Secured Facility") and are, as noted above, conditional on various matters, including the satisfactory finalisation of arrangements for dealing with foreign exchange creditors and the completion of our balance sheet restructuring. These amended credit facilities will provide the Company with substantial liquidity, which is expected to be sufficient to see the Company through to cash flow positive after completion of the Financial Restructuring.

Negotiations are continuing with the Bondholder Committee, the Company's senior lenders and certain other major stakeholders with a view to the timely completion of the Financial Restructuring.

These financial statements have been prepared on a going concern basis and do not include any adjustments that would arise as a result of the going concern basis of preparation being inappropriate. The board of directors have confidence in the successful conclusion of a restructuring of the Company's balance sheet (and any required amendments to the Senior Secured Facility) and, together with and on the basis of cash flow information that they have prepared, the directors consider that the Group will continue to operate as a going concern for a period of at least 12 months from the date of issue of these financial statements. Any restructuring will require the approval of our bankers and various stakeholders. Inherently, there can be no certainty in relation to any of these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

24 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                                        2002
                                                          ------------------------------------------------------------------
                                                                            FOURTH
                                                               TOTAL      QUARTER*         THIRD        SECOND         FIRST
                                                            RESTATED      RESTATED       QUARTER       QUARTER       QUARTER
                                                           L MILLION     L MILLION     L MILLION     L MILLION     L MILLION
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                        1,283           307           323           334           319
Gross profit (after L 841 million fixed asset
  impairment charge in the fourth quarter)                      (469)         (764)           97           100            98
Operating loss                                                (2,440)       (2,349)          (31)          (29)          (31)
Finance expenses, net                                           (296)          (65)          (70)          (61)         (100)
Net loss                                                      (2,789)       (2,471)         (134)          (59)         (125)
Basic and diluted loss per ordinary share                        (97p)         (86p)          (5p)          (2p)          (4p)
----------------------------------------------------------------------------------------------------------------------------

* In the fourth quarter the Group recorded a goodwill impairment charge of L 1,445 million, wrote down the value of its investments in affiliates by L 130 million and recorded a fixed asset impairment charge of L 841 million.

                                                                                                                        2001
                                                          ------------------------------------------------------------------
                                                                            FOURTH         THIRD        SECOND         FIRST
                                                               TOTAL      QUARTER*       QUARTER       QUARTER       QUARTER
                                                           L MILLION     L MILLION     L MILLION     L MILLION     L MILLION
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                        1,254           329           312           315           298
Gross profit                                                     325            91            85            83            66
Operating loss                                                (1,121)         (844)          (83)          (87)         (107)
Finance expenses, net                                           (472)         (131)         (104)          (95)         (142)
Net loss                                                      (1,741)       (1,122)         (192)         (185)         (242)
Basic and diluted loss per ordinary share                        (60p)         (38p)          (7p)          (6p)          (9p)
----------------------------------------------------------------------------------------------------------------------------

* In the fourth quarter the Group recorded a goodwill impairment charge of L 766 million and wrote down the value of its investments in affiliates by L 202 million.

Finance expenses include foreign exchange gains and losses on the retranslation or valuation of US Dollar-denominated financial instruments using period end exchange rates and market valuations.

25 SEGMENTAL INFORMATION

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. In 2001, the Group changed the structure of its segmental analysis, and certain corresponding information from the previous years has been restated to reflect the change in structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 2002, 2001 and 2000

The following tables present summarized financial information relating to the reportable segments for each of the three years ended December 31, 2002:

                                                                        NOTE 2
                                                                          2002          2002
                                                                      RESTATED      RESTATED          2001          2000
                                                                     $ MILLION     L MILLION     L MILLION     L MILLION
------------------------------------------------------------------------------------------------------------------------
CABLE
Cable television                                                           541           336           329           279
Consumer telephony                                                         797           495           488           445
Internet and other                                                         101            63            40            16
------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER DIVISION                                                  1,439           894           857           740
Business Services Division                                                 455           283           268           248
------------------------------------------------------------------------------------------------------------------------
THIRD PARTY REVENUE                                                      1,894         1,177         1,125           988
Operating costs and expenses                                            (1,333)         (828)         (822)         (757)
Depreciation(3)                                                         (2,134)       (1,326)         (453)         (392)
Amortization of goodwill(2)                                             (1,635)       (1,016)          (82)          (86)
------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                          (3,208)       (1,993)         (232)         (247)
------------------------------------------------------------------------------------------------------------------------
Share of net loss of affiliates                                             --            --            (5)           (6)
Additions to property and equipment                                        737           458           649           587
Investment in affiliates                                                     5             3             2             3
Goodwill                                                                   492           306         1,322         1,394
Total assets                                                             5,833         3,624         5,093         5,146
------------------------------------------------------------------------------------------------------------------------
CONTENT
------------------------------------------------------------------------------------------------------------------------
Content division                                                           195           121           143            88
Inter-segmental(1)                                                         (24)          (15)          (14)           (7)
------------------------------------------------------------------------------------------------------------------------
THIRD PARTY REVENUE                                                        171           106           129            81
Operating costs and expenses                                              (183)         (114)         (135)         (101)
Depreciation(3)                                                            (16)          (10)          (16)          (31)
Amortization of goodwill(2)                                               (691)         (429)         (867)          (61)
------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                            (719)         (447)         (889)         (112)
------------------------------------------------------------------------------------------------------------------------
Share of net loss of affiliates and impairment                            (190)         (118)         (211)           (9)
Additions to property and equipment                                          5             3             4             8
Investment in affiliates                                                   600           373           545           781
Goodwill                                                                   227           141           570         1,409
Total assets                                                               758           471         1,239         2,178
------------------------------------------------------------------------------------------------------------------------
TOTAL
------------------------------------------------------------------------------------------------------------------------
Cable television                                                           541           336           329           279
Consumer telephony                                                         797           495           488           445
Internet and other                                                         101            63            40            16
------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER DIVISION                                                  1,439           894           857           740
Business Services Division                                                 455           283           268           248
------------------------------------------------------------------------------------------------------------------------
TOTAL CABLE DIVISION                                                     1,894         1,177         1,125           988
Content division                                                           195           121           143            88
Inter-segmental(1)                                                         (24)          (15)          (14)           (7)
------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                            2,065         1,283         1,254         1,069
Operating costs and expenses                                            (1,516)         (942)         (957)         (858)
Depreciation(3)                                                         (2,150)       (1,336)         (469)         (423)
Amortization of goodwill(2)                                             (2,326)       (1,445)         (949)         (147)
------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                          (3,927)       (2,440)       (1,121)         (359)
Other expense(2)                                                          (607)         (377)         (690)         (402)
Income tax benefit                                                          45            28            70             6
------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                (4,489)       (2,789)       (1,741)         (755)
------------------------------------------------------------------------------------------------------------------------
Share of net loss of affiliates and impairment                            (190)         (118)         (216)          (15)
Additions to property and equipment                                        742           461           653           595
Investment in affiliates                                                   605           376           547           784
Goodwill                                                                   719           447         1,892         2,803
Total assets                                                             6,591         4,095         6,332         7,324
------------------------------------------------------------------------------------------------------------------------

(1) Inter-segmental revenues are revenues from sales in our Content Division which are costs in our Cable Division and are eliminated on consolidation.

(2) In the fourth quarter of 2002, the Group recorded a goodwill impairment charge of L 1,445 million and wrote down the value of its investments in affiliates by L 130 million. In the fourth quarter of 2001, the Group recorded a goodwill impairment charge of L 766 million and wrote down the value of its investments in affiliates by L 202 million.

(3) In the fourth quarter of 2002 the Group recorded a fixed asset impairment charge of L 841 million.

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

Date:  January 21, 2004

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

Date:  January 21, 2004

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

Date:  January 21, 2004

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

     10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002).*

     10.17  Liberty Media Corporation 2002 Non-employee Director
            Incentive Plan.*

21--Subsidiaries of Liberty Media Corporation.*

23.1        Consent of KPMG LLP.*

23.2        Consent of KPMG Audit plc.*

23.3        Consent of KPMG Audit plc, filed herewith.

99.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.*

99.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.*

99.3        Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002, filed herewith.

------------------------

*   Previously filed.