Form 10-K
period 2003-12-31
LIBERTY MEDIA CORP /DE/
filed 2004-03-15
CIK 1082114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer as
defined in Rule 12b-2 of the Exchange Act.  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on February 27, 2004, was approximately $33,160,000,000.

     The number of shares outstanding of Liberty Media Corporation's common stock as of February 27, 2004 was:

               SERIES A COMMON STOCK -- 2,683,134,282 SHARES; AND
                  SERIES B COMMON STOCK -- 217,100,515 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement for its 2004 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

                           LIBERTY MEDIA CORPORATION

                        2003 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               -----
                                       PART I
Item 1.          Business....................................................    I-1
Item 2.          Properties..................................................   I-23
Item 3.          Legal Proceedings...........................................   I-24
Item 4.          Submission of Matters to a Vote of Security Holders.........   I-26

                                      PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................   II-1
Item 6.          Selected Financial Data.....................................   II-2
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   II-3
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................  II-29
Item 8.          Financial Statements and Supplementary Data.................  II-32
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  II-32
Item 9A.         Controls and Procedures.....................................  II-32

                                      PART III
Item 10.         Directors and Executive Officers of the Registrant..........  III-1
Item 11.         Executive Compensation......................................  III-1
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................  III-1
Item 13.         Certain Relationships and Related Transactions..............  III-1
Item 14.         Principal Accountant Fees and Services......................  III-1

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................   IV-1

                                    PART I.

ITEM 1.  BUSINESS.

     (a) General Development of Business

     Liberty Media Corporation is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in (i) electronic retailing, (ii) international cable television distribution, telephony and programming, and (iii) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, companies in which we own interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) domestic cable and satellite broadband distribution services, and (iii) wireless domestic telephony and other technology ventures. Through our affiliated companies we operate in the United States, Europe, South America and Asia. Our principal assets include interests in QVC, Inc., Starz Encore Group LLC, Ascent Media Group, Inc., Discovery Communications, Inc., UnitedGlobalCom, Inc., Jupiter Telecommunications Co., Ltd., Court Television Network, Game Show Network, InterActiveCorp and The News Corporation Limited.

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

RECENT DEVELOPMENTS

     In March and April of 2003, we issued an aggregate principal amount of $1,750 million of 0.75% Senior Exchangeable Debentures due 2023 for net cash proceeds of $1,715 million after expenses. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner Inc. common stock. We may, at our election, pay the exchange value in cash, Time Warner Inc. common stock, shares of our Series A common stock or a combination thereof. In addition, in April 2003, we issued $1,000 million principal amount of 5.70% Senior Notes due 2013 for net cash proceeds of $990 million.

     During 2003, pursuant to contractual pre-emptive rights, we acquired approximately 48.7 million shares of InterActiveCorp for cash consideration of approximately $1,166 million. We also increased our economic and voting interest in News Corp. during 2003 and the first quarter of 2004. We now own 210.8 million non-voting News Corp. American Depository Shares and 48 million voting ADSs representing approximately 17% of News Corp.'s equity and a 9% voting interest.

     On September 17, 2003, we completed our acquisition of Comcast Corporation's approximate 56.5% ownership interest in QVC, Inc for approximately $7.9 billion comprised of cash, Floating Rate Senior Notes and shares of our Series A common stock. QVC markets and sells a wide variety of consumer products and accessories primarily by means of televised shopping programs on the QVC network and via the Internet through QVC.com. Prior to this acquisition, we owned approximately 41.7% of QVC. The QVC management team continues to own the approximate 2% of QVC that we do not own.

     During the third and fourth quarters of 2003, we exchanged shares of our Series A common stock for all of the publicly held shares of the outstanding common stock of Ascent Media Group, Inc., Liberty Satellite & Technology, Inc., and On Command Corporation. The aggregate value, for accounting purposes, of the Series A common stock that we issued in these acquisitions was approximately $42 million.

     In November 2003, we announced our intention to reduce our outstanding debt balance by approximately $4.5 billion over the next two years. We initiated the debt reduction plan during the fourth quarter of 2003 by using cash on hand and proceeds from the sale of certain non-strategic public holdings, including all of our shares of Vivendi Universal and Cendant Corporation, to (i) redeem $1.0 billion of floating rate notes that had been issued to Comcast, (ii) repay over $930 million of outstanding bank debt of our wholly-owned subsidiaries and (iii) retire approximately $578 million of other outstanding corporate indebtedness. We expect that the $2.0 billion reduction planned for the next two years ($1.0 billion in 2004 and $1.0 billion in 2005) will be funded with a combination of free cash flow from existing businesses, cash on hand, proceeds from equity collar expirations and dispositions of non-strategic assets.

     On September 3, 2003, United Pan-Europe Communications N.V. (or UPC), a consolidated subsidiary of UnitedGlobalCom, Inc. (or UGC), completed a restructuring of its debt and emerged from bankruptcy. Under the terms of the restructuring, approximately $5.4 billion of UPC's debt was exchanged for equity of UGC Europe, Inc., a new holding company of UPC. Upon consummation of the restructuring, UGC received approximately 65.5% of UGC Europe's equity in exchange for UPC debt securities that it owned; third-party noteholders received approximately 32.5% of UGC Europe's equity, and existing preferred and ordinary shareholders, including UGC, received 2% of UGC Europe's equity.

     On December 18, 2003, UGC completed its offer to exchange shares of its Class A common stock for the outstanding shares of UGC Europe common stock that it did not already own. Upon completion of the exchange offer, UGC owned 92.7% of the outstanding shares of UGC Europe common stock. On December 19, 2003, UGC effected a "short-form" merger with UGC Europe. In the short-form merger, each share of UGC Europe common stock not tendered in the exchange offer was converted into the right to receive the same consideration offered in UGC's earlier exchange offer, and UGC acquired the remaining 7.3% of UGC Europe.

     On January 5, 2004, the holders of all of UGC's 8,198,016 outstanding shares of Class B common stock transferred their Class B shares to us in exchange for 12,576,968 shares of our Series A common stock and a cash payment of approximately $13 million. We refer to this transaction as the "founders transaction." The combination of the Class B shares acquired in the founders transaction with the shares of UGC's Class A and Class C common stock already owned by us, our recent exercise of preemptive rights to acquire additional shares of UGC's Class A common stock and our participation in UGC's recent rights offering results in our ownership of approximately 55% of UGC's outstanding common stock, which represents approximately 92% of the outstanding voting power of UGC. As a result of the founders transaction, the restrictions set forth in certain stockholders agreements and standstill agreements to which we were a party terminated, and we now have the power to elect all of the members of UGC's board of directors and, generally, to control UGC. In connection with the consummation of the founders transaction, we entered into a new standstill agreement with UGC that provides that we may not acquire more than 90% of UGC's outstanding common stock unless we make an offer or effect another transaction to acquire all of the outstanding common stock of UGC not already owned by us. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with Liberty. In addition, we are entitled to preemptive rights with respect to certain issuances of UGC common stock.

     Our Board of Directors has approved a resolution authorizing us to take the necessary actions to effect the spin-off of assets principally comprised of our International Group as a tax free distribution to our shareholders. The completion of this transaction is subject to, among other things, a final determination of the assets to be included in the spin-off, the receipt of a favorable tax opinion and regulatory and other third party approvals. Upon completion of this transaction, the International Group will be a separate publicly traded company.

                                   * * * * *

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Item 1. "Business," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

     - the expanded deployment of personal video recorders and the impact on television advertising revenue;

     - rapid technological changes;

     - capital spending for the acquisition and/or development of telecommunications networks and services;

     - uncertainties associated with product and service development and market acceptance, including the development and provision of programming, for new television and telecommunications technologies;

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

     - competitor responses to our products and services, and the products and services of the entities in which we have interests; and

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

     This Annual Report includes information concerning OpenTV Corp., UnitedGlobalCom, Inc. and other public companies that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

     (b) Financial Information About Operating Segments

     Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. We have divided our businesses into four Groups based upon each businesses' services or products: Interactive Group, International Group, Networks Group and Corporate and Other. In analyzing our operating results, our management reviews the combined results of operations of each of these Groups (including consolidated subsidiaries and equity method affiliates), as well as the results of operations of each individual business in each Group.

     We identify our reportable segments as (A) those consolidated subsidiaries that (1) represent 10% or more of our consolidated revenue, earnings before income taxes or total assets or (2) are significant to an evaluation of the performance of a Group; and (B) those equity method affiliates (1) whose share of earnings represent 10% or more of our pre-tax earnings or (2) are significant to an evaluation of the performance of a Group. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

     (c) Narrative Description of Business

     Our subsidiaries, significant equity affiliates and other assets are divided into four Groups: the Interactive Group, the Networks Group, the International Group and Corporate and Other. The following table identifies the more significant businesses included in each of these Groups.

     INTERACTIVE GROUP

     QVC, Inc.
     Ascent Media Group, Inc.
     On Command Corporation
     OpenTV Corp. (Nasdaq:OPTV)
     TruePosition, Inc.
     InterActiveCorp (Nasdaq:IACI)

     INTERNATIONAL GROUP

     UnitedGlobalCom, Inc. (Nasdaq: UCOMA)
     Jupiter Telecommunications Co., Ltd. (Japan)
     Jupiter Programming Co., Ltd. (Japan)
     Liberty Cablevision of Puerto Rico, Inc.
     Pramer S.C.A. (Argentina)

     NETWORKS GROUP

     Starz Encore Group LLC
     Discovery Communications, Inc.
     Courtroom Television Network, LLC
     Game Show Network, LLC
     The News Corporation Limited (NYSE:NWS; NYSE:NWSa)

     CORPORATE AND OTHER

     Time Warner Inc (NYSE:TWX)
     Sprint Corporation (NYSE:PCS)
     Viacom, Inc. (NYSE:VIAb)

                               INTERACTIVE GROUP

     Our Interactive Group includes companies that provide a wide array of interactive services. Electronic retailing operators, like QVC, offer a wide variety of goods for sale via televised shopping programs, including 24-hour dedicated shopping channels, and over the Internet. Electronic retailing operators generally derive their revenue by obtaining a high volume of goods at wholesale prices and reselling them at a profit.

     Interactive technology services are offered by many digital television network operators to subscribers with digital television set-top boxes and to hotels, motels and resorts seeking to provide their guests with in-room video entertainment and information services. In the future, interactive technology services may be offered to users of mobile devices by means of existing location based technology. Interactive service providers combine and market their software, content and applications to these providers, who in turn provide their users with such interactive television services as electronic commerce, targeted advertising, "video on demand" and multiplayer gaming. Interactive service providers derive their revenue from software licenses, affiliation agreements and other contracts with the network operators and other providers that offer their services.

     Creative media services are offered to the media and entertainment industry. Providers of creative media services provide services necessary to distribute programming content including services necessary to complete the creation of original content and the management of existing content libraries.

QVC, INC.

     QVC, Inc. and its subsidiaries market and sell a wide variety of consumer products in the U.S. and several foreign countries primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product to QVC's viewers. QVC's websites offer an alternative outlet for sales by allowing consumers, who prefer to comparison shop online, to purchase a wide assortment of goods that were previously offered on the QVC networks as well as other items that are exclusive to the website. For the year ended December 31, 2003, approximately 11% of QVC's revenue was from sales merchandise ordered through its various websites.

     QVC offers a variety of merchandise at attractive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. In the year ended December 31, 2003, home, apparel/accessories and jewelry accounted for approximately 48%, 22% and 30%, respectively, of QVC's net revenue generated by its United States operations. QVC offers products in each of these merchandise groups that are exclusive to QVC as well as popular brand name products. QVC's exclusive products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

     As described more fully below, QVC relies on satellite and cable television operators to distribute its programming to its customers through long-term affiliation agreements. QVC's affiliation agreements with these distributors have a weighted average remaining term (based on subscribers) of approximately 5 years at December 31, 2003. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future.

     In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected transponder on a domestic satellite. "Protected" status means that, in the event of transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same lessor if one is available at the time of the failure. QVC's international operations each lease uplinking facilities from third parties for their uplinking and transmit their programming to non-preemptible transponders on five international satellites. "Non-preemptible" status means that QVC's transponders cannot be preempted in favor of a user of a "protected" failure. QVC's transponder lease agreement for the domestic transponder expires in 2004, and QVC has negotiated another lease through 2018 to replace the one expiring in 2004. QVC's transponder lease agreements for the international transponders expire in 2006 through 2013.

     QVC distributes its television programs, via satellite, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In return for carrying the QVC signals, each domestic programming distributor in the United States, the UK and Germany receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In Japan, some programming distributors receive an agreed upon monthly fee per subscriber regardless of the net sales, while others earn a variable percentage of net sales. QVC's shopping programs are telecast 24 hours a day, seven days a week to 85.9 million homes in the United States. QVC Shopping Channel reaches 13.2 million households in the United Kingdom and the Republic of Ireland and is broadcast live 17 hours a day. QVC Deutschland GmbH, QVC's shopping network in Germany, reaches 27 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches 11.8 million households and is broadcast live 16 hours a day.

     QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. QVC also has one phone center in each of the UK and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 38% of all orders taken. QVC has seven distribution centers worldwide and is able to ship 90% of its orders within 48 hours.

     We have an approximate 98% ownership interest in QVC. The QVC management team owns the remaining interest.

ASCENT MEDIA GROUP, INC.

     Ascent Media Group, Inc. is a wholly-owned subsidiary, which through its Creative Services group, Media Management Services group and Networks Services group, provides creative media services to the media and entertainment industries. Its clients include major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content.

     Ascent Media's Creative Services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences or sound effects. The Creative Services group has three divisions: Entertainment Television, Commercial Television and Creative Sound Services which operate in the United States and Europe, primarily in California, New York and London. The Entertainment Television and Commercial Television divisions provide to producers of episodic television series, movies-of-the-week, specials, television commercials, music videos, theatrical film trailers, interstitial and promotional material, and identity and corporate image campaigns, services which include developing negatives, transferring film to digital media, creating visual effects, and editing and assembling source material into final form. The Creative Sound Services division provides music design, music supervision, script breakdown and budgeting, music pre-recording, music composition and clearance, score production and song placement.

     The Media Management Services group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. This group's services include providing access to all forms of content, duplication and formatting services, language conversions and laybacks, restoration and preservation of old or damaged content, mastering from motion picture film to high resolution or data formats, digital audio and video encoding services and digital media management services for global home video, broadcast, pay-per-view, video-on-demand (VOD), streaming media and other emerging new media distribution channels.

     The Networks Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. These services principally include production support and facilities for the timely creation of original programming such as hosted and news segments and live shows; language translation and subtitling; assembly, origination and distribution; on-air promotion; fiber transport; uplink and satellite transponder services; designing, building, installing and servicing advanced video systems; and broadcast and industrial video equipment rentals. For this group, Ascent Media has production studios in Connecticut and Singapore, and satellite facilities in California, New York, New Jersey, Connecticut, Minnesota, London and Singapore.

     Ascent Media's groups earn revenue through the provision of the aforementioned services. Ascent Media's primary expenses are personnel, materials and equipment costs. No single customer accounted for more than 10% of Ascent Media's consolidated revenue in 2003.

     The demand for Ascent Media's core motion picture services has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter), and lower in the winter and summer, corresponding to Ascent Media's first and third fiscal quarters, respectively. Similarly, demand for Ascent Media's television program services and commercial television services (collectively, television services) is higher in the first, second and fourth quarters and lower in the summer, or third quarter. However, recent trends in the demand for television services may result in increased business for Ascent Media in the summer. In addition, the timing of projects in Ascent Media's Media Management Services Group and Network Services Group are beginning to offset the quarters in which there has been historically lower demand for Ascent Media's motion picture and television services. Accordingly, Ascent Media expects to experience less dramatic quarterly fluctuations in its operating performance in the future.

ON COMMAND CORPORATION

     On Command Corporation, a wholly-owned subsidiary, is a leading provider (based on number of hotel rooms served) of in-room video entertainment and information services to hotels, motels and resorts (which we collectively refer to as hotels) in the United States. On Command's base of installed rooms was approximately 859,000 rooms at December 31, 2003.

     On Command provides in-room video entertainment and information services on two main technology platforms: the OCX video system and the OCV video system. The OCX video system is a digital platform that provides enhanced multimedia applications, including an improved graphical interface for movies and games, digital music, television-based Internet with a wireless keyboard and other guest services. The OCV video system is a video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. In addition, both of On Command's platforms provide for in-room viewing of select cable channels (such as HBO, Starz, ESPN, CNN, Disney Channel and Discovery). At December 31, 2003, On Command provided its OCX and OCV video systems in 349,000 and 497,000 rooms, respectively.

     The hotels providing On Command's services collect fees from their guests for the use of On Command's services and are provided a commission equal to a negotiated percentage of the net revenue earned by On Command for such usage. The amount of revenue realized by On Command is affected by a variety of factors, including among others, hotel occupancy rates, the "buy rate" or percentage of occupied rooms that buy movies or services, the quality of On Command's pay-per-view movie offerings, business and leisure travel patterns and changes in the number of rooms served. With the exception of December, which is generally On Command's lowest month for revenue, On Command typically does not experience significant variations in its monthly revenue that can be attributed solely to seasonal factors.

     On Command primarily provides its services under long-term contracts to hotel corporations, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Six Continents, Hyatt, Wyndham, Starwood, Radisson, Fairmont, Four Seasons and other select hotels. On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit On Command to set its prices. On Command's contracts with hotels typically set forth the terms governing On Command's provision of free-to-guest programming as well. At December 31, 2003, contracts covering approximately 38% of On Command's installed rooms have expired, or are scheduled to expire, if not otherwise renewed, during the two-year period ending December 31, 2005. Marriott, Hilton and Six Continents accounted for approximately 33%, 13% and 11% respectively, of On Command's room revenues for the year ended December 31, 2003. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

     On Command's master contract with Hilton Hotels Corporation expired on April 27, 2000. In October 2000, Hilton announced that it would not be renewing its master contract with On Command. On Command currently provides service to approximately 110,100 rooms in 475 hotels that are owned, managed or franchised by Hilton. Hotel contracts are written at the individual hotel level and expirations will occur over an extended period of time depending on the installation date of the individual hotel. On Command expects that hotels owned by Hilton will not renew their contracts as they expire. Hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, but On Command cannot predict the number of managed and franchised Hilton hotels that will renew.

OPENTV CORP.

     OpenTV provides technology, content and applications, and services that enable digital television network operators to deliver and manage interactive television services on all major digital television platforms -- cable, satellite and terrestrial -- in all major geographic areas of the world. OpenTV's software products, including its core middleware and its Wink interactive service platform, have been shipped in more than 40 million digital set-top boxes worldwide. OpenTV offers its customers a comprehensive suite of interactive and enhanced television solutions that leverage its proprietary software and technologies and worldwide patent portfolio. OpenTV's core software products enable network operators to manage the creation and delivery of interactive and enhanced television services to their subscribers. OpenTV develops and manages branded television channels that allow viewers to play interactive games, and they offer applications that enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and engage in other interactive services, including fixed-odds gaming, through their televisions. OpenTV also recently began efforts to market and commercially deploy targeted and addressable advertising solutions and research analyses detailing how viewers engage and interact with programs and advertisements. To complement its technologies and interactive content and applications, OpenTV also offers a full suite of professional engineering and consulting services. These services allow OpenTV to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators.

     OpenTV derives revenue from (1) royalties from the sale of set-top boxes that incorporate OpenTV software; (2) fees for consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance and support for set-top box manufacturers; (3) channel fees from consumers of the PlayJam interactive games channel who pay to play games and register for prizes; and (4) license fees from the sale of products such as Device Mosaic, OpenTV Streamer, OpenTV Software Developers Kit and various applications, including OpenTV Publisher. Echostar, the Digital Interactive Television Group, BSkyB and Motorola accounted for 12%, 12%, 11% and 10%, respectively, of OpenTV's revenue in 2003.

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

     We own shares of OpenTV's Class A common stock and Class B common stock, representing a 33% equity interest and an 80% voting interest in OpenTV. Each share of OpenTV Class B common stock has 10 votes per share and is convertible into one share of OpenTV Class A common stock, which has one vote per share.

TRUEPOSITION, INC.

     TruePosition, Inc. develops and markets technology for locating wireless phones and other wireless devices, enabling wireless carriers, application providers and other enterprises to provide E-911 and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to an FCC mandate requiring wireless carriers to implement wireless location capability. Cingular Wireless began deploying TruePosition's technology in late 2002 and throughout 2003, and T-Mobile USA began deploying such technology in 2003. Although many of these services have not yet been developed, TruePosition's wireless location technology can also be used to implement a number of commercial location based services including (1) convenience/information services such as "concierge" and "personal navigation" which identify and provide directions to the nearest restaurant, ATM, or gas station or allow travelers to obtain other information specific to their location; (2) corporate applications such as fleet or asset tracking which could enable enterprises to better manage mobile assets to optimize service or cut costs; (3) entertainment/community services such as "friend finder" or "m-dating" which could allow mobile users to create a localized community of people with similar interests and receive notification when another group member is close-by; (4) mobile commerce services which could help users shop or purchase goods or services from the retailer closest to their current location; and (5) safety related applications which could help public or private safety organizations find or track mobile users in need of assistance or help locate stolen property.

     The TruePosition(R) Finder(TM) system is a passive overlay system designed to enable mobile wireless service providers to determine the location of wireless devices, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Finder(TM) system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards this information in real time to application software. TruePosition technology offerings cover all of the major wireless air interfaces such as Time Division Multiple Access
(TDMA), Code Division Multiple Access (CDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

     We own approximately 89% of the common equity of TruePosition and 100% of the TruePosition preferred stock with a liquidation preference of $305 million at December 31, 2003.

INTERACTIVECORP

     InterActiveCorp, in which we have an approximate 20% ownership interest, is a multi-brand interactive commerce company transacting business worldwide via the Internet, television and the telephone. InterActiveCorp's portfolio of companies collectively enables direct-to-consumer transactions across many areas, including home shopping, ticketing, personals, travel, teleservices and local services. InterActiveCorp operates its business in three groups: Travel Services, Electronic Retailing and Information and Services.

     InterActiveCorp's Travel Services Group includes Expedia, an online travel agency; Hotels.com, which provides discount hotel accommodations worldwide through its own Websites, its toll-free call centers and through third-party marketing and distribution agreements; Interval International, a membership-services company providing timeshare exchange and other value-added programs to its timeshare-owning members and resort developers; and TV Travel Shop, a company based in the United Kingdom that owns and operates two television channels in the United Kingdom that sell vacation packages to viewers.

     InterActiveCorp's primary businesses in its Electronic Retailing Group are Home Shopping Network-U.S. and International TV Shopping. Both of HSN and International TV Shopping sell various consumer goods by means of live, electronic retail sales programs 24 hours a day, seven days a week. In addition, HSN sells merchandise via the Internet through HSN.com. International TV Shopping also operates a game-show-oriented television channel and a travel-oriented shopping television channel. As of September 30, 2003, HSN was available in approximately 79.7 million households. As of September 30, 2003, Home Shopping Europe reached 27.4 million households in Germany, 1.8 million households in Austria, and 1.4 million households in Switzerland. HSN classifies its merchandise into five categories: home hard goods, home fashions, jewelry, health/beauty and apparel/accessories, each of which accounted for 26%, 16%, 23%, 26% and 9%, respectively, of HSN's total revenue in the third quarter of 2003.

     InterActiveCorp's Information and Services Group includes Ticketing (Ticketmaster, ticketmaster.com and ReserveAmerica), Personals (Match.com), Local Services (Citysearch, Entertainment Publications and Evite), Precision Response Corporation and USA Electronic Commerce Solutions LLC and Styleclick.

                              INTERNATIONAL GROUP

     Our International Group includes businesses operating internationally that offer two different types of products and services: broadband distribution and video programming.

     Cable television systems deliver multiple channels of television programming to subscribers who typically pay a monthly fee for the service. Video, audio and data signals are received at the cable system head-end over the air or via satellite delivery by antennas, microwave relay stations and satellite earth stations and are modulated, amplified and distributed over a network of coaxial and fiber optic cable to the subscribers' television sets. Cable television providers in most markets are currently upgrading their cable systems to deliver new technologies, products and services to their customers. These upgraded systems may allow cable operators to expand channel offerings, add new digital video services, offer high-speed data services and, where permitted, provide telephony services. The implementation of digital technology significantly enhances the quantity and quality of channel offerings, and may allow the cable operator to offer video-on-demand, additional pay-per-view offerings, premium services and incremental niche programming. Upgraded systems also enable cable networks to transmit data and gain access to the Internet at significantly faster speeds, up to 100 times faster, than data can be transmitted over conventional dial-up connections. Lastly, many cable providers have been developing the capability to provide telephony services to residential and commercial users at rates well below those offered by incumbent telephone providers. Each of these businesses represents an opportunity for cable providers to increase their revenue and operating cash flow by providing services in addition to the traditional pay television services that have historically been offered.

     Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. For more information on programming networks, please see the description provided under "-- Networks Group" below.

UNITEDGLOBALCOM, INC.

     UGC is one of the largest broadband communications providers outside the United States based upon the number of customers served. UGC provides video distribution services in over 15 countries worldwide and telephone and Internet access services in a growing number of international markets. UGC's operations are grouped into two major geographic regions: Europe and Latin America.

  EUROPEAN OPERATIONS

     UGC's European operations are conducted through its 100% owned subsidiary, UGC Europe, which provides services to 11 countries in Europe. UGC Europe's operations are organized into two principal divisions: UPC Broadband and Chello Media.

     UPC Broadband delivers video services, and in many of its Western European systems and some of its Central and Eastern European systems, residential telephone and Internet access services. UPC Broadband is in the process of upgrading and integrating its information technology systems, creating a pan-European infrastructure to support the delivery of its services. Approximately 58% of UPC Broadband's homes passed are served by a network that is capable of handling two-way communications. As of December 31, 2003, UPC

Broadband's network passed 10.4 million homes. As of December 31, 2003, UPC Broadband had 6.6 million subscribers to its analog cable service and 139,000 subscribers to its digital cable service, as well as 192,000 consolidated subscribers to its DTH services in Hungary, the Czech Republic and the Slovak Republic.

     UPC Broadband relies on programming suppliers for substantially all of its content. UPC Broadband's specific program offerings vary from country to country. It offers expanded basic tier services with pay-per view services, and in most areas its subscribers can purchase additional premium channels and/or various tiers of programming services.

     UPC Broadband currently offers telephony services in six countries. This technology generally does not require the installation of twisted copper pair wiring, but does require installation of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable network. In addition, each UPC Broadband operating company that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. As of December 31, 2003, UPC has 462,000 subscribers to its telephony service.

     UPC Broadband also offers subscribers high speed access to the Internet over the upgraded portions of its network. As of December 31, 2003, UPC Broadband provided Internet service to 791,000 subscribers in ten countries.

     Chello Media includes the UPC Broadband chello division, an investment division, and Priority Telecom, N.V. The UPC Broadband chello division provides broadband Internet and interactive digital products and services, transactional service, digital broadcast and post-production services and thematic channels for distribution on UGC Europe's network, third party networks and direct-to-home platforms. The investment division manages UGC Europe's non-consolidated investment assets. Priority Telecom, N.V., a majority-owned subsidiary of UGC Europe, operates a competitive local exchange carrier business and provides telephone and data network solutions to the business market, concentrating on UGC Europe's core metropolitan markets in the Netherlands, Austria and Norway. Priority Telecom is targeted mainly towards medium and large business customers and metropolitan/national telecommunications providers. As of December 31, 2003, Priority Telecom provided voice services, high-speed Internet access, private data networks and customized network services to over 7,700 business customers.

  LATIN AMERICAN OPERATIONS

     UGC's primary Latin American operation is VTR GlobalCom S.A., a wholly-owned provider of multi-channel television, high-speed Internet and telephony services in Chile. VTR is the largest provider (based on homes passed and number of customers) of multichannel video services in Chile, and the second largest provider of residential telephone services (in terms of lines in service). Wireline cable television is VTR's primary business. As of December 31, 2003, VTR had an estimated 69% market share of cable television services throughout Chile. VTR has interconnect agreements with local carriers, cellular operators and long distance carriers for its telephone service. In portions of its network, VTR also offers high speed Internet access, with 129,000 customers as of December 31, 2003. VTR's channel lineup consists of 53 to 69 channels segregated into two tiers of service: a basic tier with 53 to 58 channels and a premium service with 11 channels. For the programming services necessary to complete its channel lineup, VTR relies mainly on international sources, including suppliers from the United States, Europe, Argentina and Mexico. Domestic cable television programming in Chile is only just beginning to develop around local events such as soccer matches.

     VTR offers cable telephone service primarily to residential customers requiring one or two telephone lines and to small businesses and home offices. VTR offers basic dial tone service as well as several value-added services, including voice mail, caller ID, speed dial, wake-up services and call waiting. Approximately 58% of the homes passed by VTR's cable television systems are capable of using VTR's telephone service.

     VTR offers high-speed Internet access through a two-way network passing approximately 59% of homes passed. VTR offers several alternatives of always -- on, unlimited use services including a high-speed service (up to 600
Kbps), a moderate service (up to 300 Kbps) and a light service (64 Kbps).

     We currently own an approximate 55% common equity interest, representing an approximate 92% voting interest, in UGC. As described in more detail under "General Development of Business-Recent Developments" above, in January 2004, we acquired all of the high-vote shares of common stock owned by the founding stockholders of UGC in exchange for shares of our stock and cash.

JUPITER TELECOMMUNICATIONS CO., LTD.

     J-COM is a broadband provider of integrated entertainment, information and communication services in Japan and is currently the largest provider of cable television services in Japan based upon the number of customers served.

     J-COM operates its broadband networks through 18 individually managed cable franchises, and is the largest stockholder in each of these managed franchises. Each managed franchise consists of headend facilities receiving television programming from satellites, traditional terrestrial television broadcasters and other sources, and a distribution network composed of a combination of fiber-optic and coaxial cable, which transmits signals between the headend facility and the customer locations. Nearly 100% of J-COM's network operates at 750MHz capacity. J-COM provides traditional analog cable services in all of its managed franchises and provides digital and interactive television services in some of its franchises. As of December 31, 2003, J-COM's network passed approximately 6.0 million homes and served approximately 1.5 million basic cable subscribers.

     J-COM currently offers telephony services over its own network in 16 of its 18 franchise areas. In the franchise areas where telephony services are available, J-COM's headend facilities contain equipment that routes calls from the local network to J-COM's telephony switches, which in turn transmit voice signals and other information over the network. As of December 31, 2003, J-COM had 555,000 telephony subscribers. J-COM currently provides only a single line to the majority of its telephony customers, most of whom are residential customers.

     J-COM currently owns an 87.4% interest in @Home Japan Co., Limited, a joint venture with Sumitomo Corporation. J-COM also owns a 25.8% interest in Kansai Multimedia Services, a provider of high-speed Internet access for cable system operators in the Kansai region of Japan. In association with these joint ventures, J-COM offers high-speed Internet access in all of its managed franchises. As of December 31, 2003, J-COM had 633,000 subscribers to its high speed Internet access service.

     In addition to its 18 managed franchises, J-COM owns non-controlling equity interests, between 11% and 20%, in four cable franchises that are operated and managed by third-party franchise operators. As of December 31, 2003, these non-managed investments passed approximately 1.4 million homes and served 284,000 cable television and 117,000 high-speed Internet customers.

     J-COM sources its programming through multiple suppliers including its affiliate, Jupiter Programming Co., Ltd. J-COM's relationship with JPC enables J-COM to provide cost effective programming to its customers. We own 50% of JPC. See "Jupiter Programming Co., Ltd." below for more information on JPC.

     At December 31, 2003, we, Sumitomo and Microsoft Corporation held approximate ownership interests in J-COM of 45.2%, 31.8% and 19.4%, respectively.

     We are party to certain stockholder arrangements relating to our interest in J-COM. We and Sumitomo have agreed not to transfer our shares to a third party before the earlier of February 12, 2008 or an initial public offering of J-COM stock and have each granted to the other a right of first offer after February 12, 2008. In addition, we, Sumitomo and Microsoft have each granted to the other a right of first refusal with respect to any transfer of our respective interests in J-COM to a third party. Microsoft has tag-along rights with respect to certain sales of J-COM stock by us, and we have drag-along rights as to Microsoft with respect to certain sales of our J-COM stock. We are also entitled to certain preemptive rights with respect to any new issuance of J-COM securities.

     We have the right to appoint three of J-COM's 13 directors and to nominate persons to (and remove persons from) the positions of chief operating officer and chief financial officer, which officers also serve as directors. Sumitomo holds similar rights with respect to the chief executive officer and another executive position of J-COM as well as the right to appoint three non-executive directors. We and Sumitomo have also agreed that certain specified actions by J-COM will require our mutual consent, while Microsoft has the right to challenge certain types of transactions and require review by an independent advisor based on specified criteria. We and Sumitomo have agreed not to acquire or invest, to the extent of more than a 10% equity interest, in any broadband businesses serving residential customers in Japan without first offering the opportunity to J-COM.

     The foregoing arrangements expire upon an initial public offering of J-COM stock, except that, if an initial public offering has not occurred by February 12, 2008, the arrangements relating to Microsoft will expire on that date.

JUPITER PROGRAMMING CO., LTD.

     JPC is a joint venture between us and Sumitomo Corporation that was formed to develop, manage and distribute to cable television and DTH providers cable and satellite television channels in Japan. As of December 31, 2003, JPC owned four channels through wholly- or majority-owned subsidiaries and had investments ranging from approximately 10% to 50% in eleven additional channels. JPC's majority owned channels are a movie channel (Movie Plus), a golf channel (Golf Network), a shopping channel (Shop Channel, in which JPC has a 60% interest and Home Shopping Network has a 30% interest), and a women's channel (LaLa TV). Channels in which JPC holds investments include three sports channels owned by J Sports Broadcasting, a joint venture with News Television B.V., Sony Broadcast Media Co. Ltd, Fuji Television Network, Inc. and SOFTBANK Broadmedia Corporation; Animal Planet Japan, a one-third owned joint venture with Discovery and BBC Worldwide; Discovery Channel Japan, a 50% owned joint venture with Discovery; and AXN Japan, a 35% joint venture with Sony. JPC provides affiliate sales services and in some cases advertising sales and other services to channels in which it has an investment for a fee.

     The market for multi-channel television services in Japan is highly complex with multiple cable systems and direct-to-home satellite platforms. Cable systems in Japan served approximately 15.4 million homes at December 31, 2003. A large percentage of these homes, however, are served by systems (referred to as compensation systems) whose service principally consists of retransmitting free TV services to homes whose reception of such broadcast signals has been blocked. Higher capacity systems and larger cable systems that offer a full complement of cable and broadcast channels, of which J-COM is the largest in terms of subscribers, currently serve approximately 4.9 million households. All of the channels in which JPC holds an interest are marketed as basic television services to cable system operators, with distribution at December 31, 2003 ranging from approximately 13.0 million homes for Shop Channel (which is carried in many compensation systems and on VHF as well as in multi-channel cable systems) to approximately 1.6 million homes for more recently launched channels, such as Animal Planet Japan.

     Each of the channels in which JPC has an interest is also currently offered on Sky PerfecTV1, a digital satellite platform that delivers approximately 140 channels a-la-carte and in an array of basic and premium packages, from two satellites operated by JSAT Corporation. JPC also offers channels on Sky PerfecTV2, another satellite platform in Japan, which delivers a significantly smaller number of channels. Under Japan's complex regulatory scheme for satellite broadcasting, each television channel obtains a broadcast license which is perpetual, although subject to revocation by the relevant governmental agency, and leases from a satellite operator the bandwidth capacity on satellites necessary to transmit the licensed channel to cable and other distributors and direct-to-home satellite subscribers. In the case of distribution of JPC's 33% or greater owned channels to Sky PerfecTV1, these licenses and satellite capacity leases are held through its subsidiary, Jupiter Satellite Broadcasting Corporation. The satellite broadcast licenses for JPC's 33% or greater owned channels with respect to Sky PerfecTV2 are held by two other companies that are majority owned by unaffiliated entities. JSBC's leases with JSAT for bandwidth capacity on JSAT's two satellites expire in 2006 and 2010. JSBC and other licensed broadcasters then contract with the platform operator, such as Sky PerfecTV, for customer management and marketing services (sales and marketing, billing and collection) and for encoding services (compression, encoding and multiplexing of signals for transmission) on behalf of the licensed channels. All of the channels in which JPC holds an interest are marketed as basic television services to DTH platform subscribers with distribution at December 31, 2003 ranging from 3.1 million homes for Shop Channel (which is carried as a free service to all DTH platform subscribers) to approximately 0.2 million homes for more recently launched channels, such as Animal Planet Japan.

     Approximately 81% of JPC's consolidated revenues for 2003 were attributable to retail revenues generated by the Shop Channel. Cable operators are paid distribution fees to carry the Shop Channel, which are either a fixed rate per subscriber or the greater of a fixed rate per subscriber and a percentage of revenue generated through sales in the cable operator's territory. After Shop Channel, J Sports Broadcasting generates the most revenues of the channels in which JPC has an interest, the majority of which revenues are derived from cable and satellite subscriptions. Currently, advertising sales are not a significant component of JPC's revenues.

     We and Sumitomo each own a 50% interest in JPC. Pursuant to a stockholders agreement we entered into with JPC and Sumitomo, we and Sumitomo each have preemptive rights to maintain our respective equity interests in JPC, and we and Sumitomo each have the right to elect and remove one director for each 16.6% equity interest in JPC that we or Sumitomo, as applicable, hold. No board action may be taken with respect to certain material matters without the unanimous approval of the directors appointed by us and Sumitomo, provided that we and Sumitomo each own 30% of JPC's equity at the time of any such action. We and Sumitomo each hold a right of first refusal with respect to the other's interests in JPC, and we and Sumitomo have each agreed to provide JPC with a right of first opportunity with respect to the acquisition of more than a 10% equity position in, or the management of or any similar participation in, any programming business or service in Japan and any other country to which JPC distributes its signals, in each case subject to specified limitations.

LIBERTY CABLEVISION OF PUERTO RICO, INC.

     Liberty Cablevision of Puerto Rico, Inc., a wholly-owned subsidiary, is one of Puerto Rico's largest cable television operators based on number of customers. Liberty Cablevision of Puerto Rico operates three head ends, serving approximately 123,500 basic subscribers in the communities of Luquillo, Arecibo, Florida, Caguas, Humacao, Cayey and Barranquitas and 30 other municipalities.

     At December 31, 2003, 100% of Liberty Cablevision of Puerto Rico's network had been rebuilt utilizing a minimum of 550 MHz bandwidth capacity. At December 31, 2003, Liberty Cablevision of Puerto Rico provided subscribers with 61 analog channels. In some service areas, Liberty Cablevision of Puerto Rico also offers 48 digital channels, 46 premium channels, 46 pay-per-view channels and 33 digital music channels.

     A significant portion of Liberty Cablevision of Puerto Rico's cable network consists of fiber-optic and coaxial cable. This infrastructure allows Liberty Cablevision of Puerto Rico to offer enhanced entertainment, information and telecommunications services including cable telephony services, high speed data transmission services and Internet access using high speed cable modems to its subscribers.

PRAMER S.C.A.

     Pramer S.C.A., a wholly-owned subsidiary, is an Argentine programming company which supplies programming services to cable television and DTH satellite distributors throughout Latin America. Pramer currently owns 11 channels and represents 12 additional channels, including two of Argentina's four terrestrial broadcast stations. Total subscription units for 2003 (which equals the sum of the total number of subscribers to each of Pramer's owned and represented channels) were approximately 79 million, with the number of subscribers per channel ranging from less than 25,000 for the smallest premium service to over 9.7 million for the most popular basic service. Pramer's owned channels include Canal (a), the first Latin-American quality arts channel, Film & Arts, offering quality films, concerts, operas and interviews with artists, and elgourmet.com, a channel for the lovers of "the good things in life," all of which are offered as basic television services. Approximately 50% of Pramer's total revenue for 2003 was generated by owned channels. Pramer's represented channels include Hallmark, Locomotion and Cosmo Channel (in which we own a 50% interest).

                                 NETWORKS GROUP

     Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's basic package of programming services for a fixed monthly fee, or may be delivered as a "premium" programming service for an additional monthly charge. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate multi-year affiliation with those distributors that agree to carry the service. Basic programming services derive their revenues principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Premium services do not sell advertising and primarily generate their revenues from subscriber fees. A basic programming service may derive a significant portion of its revenue from the sale of advertising and may receive only limited amounts of revenue from subscriber license fees. It should be noted, however, that the sale of advertising by these services is only made possible through the affiliation with distributors. Thus the continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements.

STARZ ENCORE GROUP LLC

     Starz Encore Group LLC, a wholly-owned subsidiary, provides premium movie networks distributed by cable, direct-to-home satellite, or DTH, and other distribution media in the United States. It currently owns and operates 14 full-time domestic movie channels, consisting of STARZ!, primarily a first-run movie service; Encore, which airs first-run movies and classic contemporary movies; a number of thematic multiplex channels, a group of channels, each of which exhibits movies based upon individual themes; and MOVIEplex, a "theme by day" channel featuring a different Encore or thematic multiplex channel each day, on a weekly rotation. Starz Encore recently launched a Starz On Demand service, as well as high definition feeds of certain of its channels. At December 31, 2003, Starz Encore had 151.0 million subscription units of which approximately 74% were subscription units for the thematic multiplex channels and the remainder were comprised of subscription units for STARZ!, Encore and MOVIEplex. Subscription units represent the number of Starz Encore services which are purchased by cable, DTH and other distribution media customers.

     The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems, including Comcast Cable, DirecTV, Echostar, Time Warner, Charter Communications, Cox Communications, Adelphia Communications, Cablevision Systems, Insight Communications, Mediacom Communications, the National Cable Television Cooperative and Superstar/Netlink Group. The majority of Starz Encore's affiliation agreements, including its agreements with Comcast Cable, DirecTV and Echostar, provide for payments based on the number of subscribers that receive Starz Encore's services and expire between September 2004 and December 2010. Starz Encore's affiliation agreements with Comcast, DirectTV and Echostar are scheduled to expire at varying dates through 2010. For the year ended December 31, 2003, Starz Encore earned 24%, 23% and 11% of its total revenue from Comcast, DirecTV and Echostar, respectively.

     The costs of acquiring rights to programming are Starz Encore's principal expenses. In order to exhibit theatrical motion pictures, Starz Encore enters into agreements to acquire rights from major and independent motion picture producers. Starz Encore currently has access to approximately 5,000 movies through long-term licensing agreements. Eighty four percent of the first-run output titles available to Starz Encore for airing are available pursuant to exclusive licenses from Hollywood Pictures, Touchstone Pictures, Miramax Films, Disney, Revolution Studios, Universal Studios, New Line Cinema and Fine Line Cinema. Starz Encore also has exclusive rights to air first-run output from four independent studios and has licensed the exclusive rights to first-run output from Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics for pay television availabilities beginning on January 1, 2006. These output agreements expire between 2004 and 2011, with extensions, at the option of the respective studio, potentially extending the expiration date in certain of these agreements to 2015.

     Starz Encore uplinks its programming to eight transponders on three domestic communications satellites. Starz Encore leases its transponders under long-term lease agreements. At December 31, 2003, Starz Encore's transponder leases had termination dates ranging from 2019 to 2021. Starz Encore transmits to these transponders from its uplink center in Englewood, Colorado.

DISCOVERY COMMUNICATIONS, INC.

     Discovery Communications, Inc. is a global media and entertainment company. Discovery has grown from its core property, Discovery Channel, to current global operations in over 150 countries across six continents, with over one billion total subscriptions, including over 80 million subscriptions to channels distributed by ventures in which Discovery has less than a majority ownership. Discovery's programming is tailored to the specific needs of viewers around the globe, and distributed through 84 separate feeds in 34 languages. Discovery produces original programming and acquires content from numerous vendors worldwide. Discovery's 33 networks of distinctive programming represent 17 entertainment brands including TLC, Animal Planet, Travel Channel, Discovery Health Channel, Discovery Kids, and a family of digital channels. Discovery's networks are carried by the largest cable television and satellite distributors in the United States and abroad. Discovery also distributes BBC America in the United States.

     Discovery earns revenue from the sale of advertising on its network, from affiliation agreements with cable television and direct-to-home satellite operators and by licensing its programs for international distribution. Discovery's affiliation agreements typically have terms of 3 to 10 years and provide for payments based on the number of subscribers that receive Discovery's services. No single distributor represented more than 10% of Discovery's consolidated revenue for the year ended December 31, 2003.

     Discovery's other properties consist of Discovery.com and approximately 120 retail outlets that offer life style, health, science and education oriented products, as well as products related to other programming offered by Discovery.

     We hold a 50% interest in Discovery. Cox Communications, Inc. and Advance/Newhouse Communications each hold a 25% interest in Discovery.

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

COURTROOM TELEVISION NETWORK, LLC.

     Courtroom Television Network, LLC owns and operates Court TV, a basic cable network that provides informative and entertaining programming based on the American legal system. Court TV's day-time programming focuses on trial coverage. Night-time programming includes reality-based documentary specials, off-network series such as NYPD Blue, original programming such as Forensic Files and original movies such as Guilt by Association and The Interrogation of Michael Crow. CourtTV was launched in 1991, and as of December 31, 2003 had nearly 80 million subscribers. CourtTV earns revenue from the sale of advertising on its network, from affiliation agreements with cable television and direct-to-home satellite operators and by licensing its programs for international distribution. At December 31, 2003, CourtTV's affiliation agreements have remaining terms of two to six years and provide for payments based on the number of subscribers that receive CourtTV's services. No single distributor represented more than 10% of CourtTV's consolidated revenue for 2003.

     We and Time Warner Entertainment each own 50% of Court Television. Pursuant to Court Television's operating agreement, no action may be taken with respect to certain material matters without our approval and that of Time Warner Entertainment. Also pursuant to Court Television's operating agreement, each member has a right of first offer with respect to any proposed transfer by the other member of its interest in Court Television other than to an affiliate of the transferring member or to NBC Cable Courtroom Holdings, Inc. upon exercise of its option (as described below). In addition, at any time after January 7, 2006, we may require Time Warner Entertainment to purchase all but not less than all of our ownership interest, and Time Warner Entertainment may require us to sell all but not less than all of our ownership interest, in Court Television. Furthermore, pursuant to an option agreement among us, Time Warner Entertainment, Court Television and NBC Cable Courtroom, NBC Cable Courtroom has the option to purchase a 50.1% voting interest in Court Television, if on or before August 31, 2005, we and Time Warner Entertainment convert the service distributed by Court Television into a service that provides regularly scheduled general business or financial news or personal finance programming. In addition, if NBC Cable Courtroom exercises its right under the option agreement and becomes a member of Court Television, neither we nor Time Warner Entertainment may transfer all or any part of our interest to the other, or more than 50% of our interest to a third party, without first offering to include a portion of NBC Cable Courtroom's membership interest in the sale.

GAME SHOW NETWORK, LLC

     Game Show Network, LLC owns and operates Game Show Network. With more than 53 million subscribers as of December 31, 2003, Game Show Network is a basic cable network dedicated exclusively to the world of games, game playing and game shows. Game Show Network offers 24-hour cable programming consisting of syndicated game show favorites from its library, original programming and new interactive game shows where viewers can compete against each other from their own homes. Game Show Network programs more than 84 hours of interactive television each week.

     Game Show's revenue is derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems and from the sale of advertising on its network. The majority of Game Show's affiliation agreements provide for payments based on the number of subscribers that receive Game Show's services and expire between 2005 and 2007. Game Show is currently out of contract with an affiliate that accounts for approximately 20% of Game Show's current subscriber base, and is in negotiations for the renewal of such contract. For the year ended December 31, 2003, Game Show earned 14% and 11% of its total revenue from Comcast and DirectTV, respectively.

     We and Sony Pictures Entertainment, a division of Sony Corporation of America, which is a subsidiary of Sony Corporation, each own 50% of Game Show Network, LLC. Game Show Network's day-to-day operations are managed by a management committee of its board of managers. Pursuant to Game Show Network's operating agreement, we have the right to designate three of the management committee's six members. Also pursuant to the operating agreement, we and Sony have agreed that direct transfers of our interests in Game Show Network and certain indirect transfers that result in a change of control of the transferring party are subject to a right of first refusal in favor of the non-transferring member.

THE NEWS CORPORATION LIMITED

     News Corp. is a diversified international media and entertainment company with operations in eight industry segments, including filmed entertainment, television, cable network programming, direct broadcast satellite television, magazines and inserts, newspapers, book publishing and other. News Corp.'s activities are conducted principally in the United States, the United Kingdom and Italy, Latin America and Asia, Australia and the Pacific Basin. News Corp. is a holding company that conducts all of its activities through subsidiaries and affiliates. Its principal subsidiaries and affiliates are Fox Entertainment Group, Inc., Twentieth Century Fox Film Corporation, Fox Television Holdings, Inc., Fox Broadcasting Company, Fox Sports Networks, Inc., NDS Group plc, News America Marketing In-Store Services, Inc., News America Marketing FSI, Inc., News International Limited, News Limited, HarperCollins Publishers, Inc., HarperCollins Publishers Limited, STAR Group Limited, BSkyB and Hughes Electronics Corporation.

REGULATORY MATTERS

  DOMESTIC VIDEO PROGRAMMING, INTERACTIVE TELEVISION SERVICES AND COMMUNICATIONS

  Programming and Interactive Television Services

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

     Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Our ownership of Liberty Cablevision of Puerto Rico, Inc. and Comcast's ownership in us presently subject us and satellite-delivered programming services in which we have an interest to these rules.

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

     Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provided for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carried minority-controlled programming services. The regulations also grandfathered existing carriage arrangements that exceeded the channel limits, but required new channel capacity to be devoted to unaffiliated programming services until the system achieved compliance with the regulations. These channel occupancy limits applied only up to 75 activated channels on the cable system, and the rules did not apply to local or regional programming services. However, on March 2, 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued a further notice of proposed rulemaking in 2001 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. However, if Comcast increased its ownership in us to 5% of the voting power of our shares, such rules, if readopted, may have a significant impact. In the original rulemaking, the FCC concluded that additional restrictions on the ability of multi-channel distributors to engage in the creation or production of video programming were then unwarranted.

     In its March 2, 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. The FCC presently is conducting a rulemaking regarding this ownership limitation and its ownership attribution standards.

     The FCC's rules also generally had prohibited common ownership of a cable system and broadcast television station with overlapping service areas. On February 19, 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's decision to retain the cable/broadcast cross-ownership rule was arbitrary and capricious and vacated the rule. The FCC did not seek Supreme Court review of this decision or initiate a new rulemaking proceeding. Again, any such restrictions would have little impact on us based on our present limited ownership of cable systems and Comcast's current limited interest in us. The FCC rules continue to prohibit common ownership of a cable system and MMDS with overlapping service areas.

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

     Copyright Regulation. The programming companies in which we have interests must obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC"), each with rights to the music of various artists. Although the programming companies in which we have interests generally have obtained the necessary rights through separate agreements with ASCAP, BMI and SESAC, certain of the agreements are being negotiated on an industry-wide basis, including new rate structures that may require retroactive rate increases. Certain of the programming companies also have obtained licenses for music performance rights outside the United States through various licensing agencies located in the foreign countries in which their services are distributed. DMX Music's service, which involves the distribution of copyrighted music, relies heavily upon its ability to negotiate such license agreements domestically and in foreign countries.

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

  Satellite

     We have an interest in a company licensed by the FCC to provide Ka-band satellite services. Ka-band licensees must, among other requirements, comply with FCC implementation milestones for the construction, launch and operation of their systems. Failure to meet any of these milestones would render the satellite authorization null and void.

  Internet Services

     The Internet companies in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, and, under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. Although the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access and commerce, expired in November 2003, legislation to extend permanently the tax moratorium is under consideration in Congress.

     On February 12, 2004, the FCC found that an entirely Internet-based voice service is an information service subject to the FCC's jurisdiction. The FCC also adopted a notice of proposed rulemaking to examine a variety of regulatory and policy issues relating to voice services provided over the Internet.

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

  Other Regulation

     We also have significant ownership interests on a cost basis in other entities, such as The News Corporation Limited and Sprint PCS Group, which are extensively regulated. For example, the broadcast stations owned and the direct broadcast satellite service controlled by News Corp. are subject to a variety of FCC regulations. Sprint PCS Group is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

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

COMPETITION

  INTERACTIVE GROUP

     In the U.S. and elsewhere, QVC and Home Shopping Network operate in direct competition with each other and other businesses that are engaged in retail merchandising. In the U.K., QVC operates in direct competition with sit-up Limited, the operator of the home shopping channel, Screenshop, and bid-up.tv, an interactive auction channel.

     The businesses of providing software and related technologies, content and applications and professional services for interactive and enhanced television are highly competitive and rapidly changing. The interactive television technology companies with which OpenTV competes include NDS Group plc., Microsoft Corporation, Liberate Technologies and Scientific Atlanta. NDS Group plc., a company controlled by News Corp., is expanding into the interactive television platform market and recently extended its market share with the acquisition of Media Highway from Thomson Multimedia. News Corp. also controls BSkyB, which is one of OpenTV's largest customers, DirecTV and other satellite operators around the world. Companies that develop interactive television content and applications include dedicated applications providers, interactive television technology companies, and independent third parties that develop and provide applications for middleware platforms. Competition is also faced from media companies that have publicly announced interactive television initiatives, such as The Discovery Channel (in which we also own an interest) and CNN. In addition, certain network operators such as BSkyB in the United Kingdom have entered into agreements, joint ventures, and other relationships with technology and entertainment companies. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for middleware platforms at relatively modest expense through the use of applications development tools.

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

     There are numerous providers of in-room entertainment services to the hotel industry. Market participants include, but are not limited to, (i) other full service in-room providers, (ii) cable television companies, (iii) direct broadcast satellite services, (iv) television networks and programmers, (v) Internet service providers, (vi) broadband connectivity companies, (vii) other telecommunications companies and (viii) certain hotels. In addition, On Command's services compete for a guest's time and entertainment resources with other forms of entertainment and leisure activities. On Command anticipates that it will continue to face substantial competition from traditional as well as new competitors. Many of On Command's potential competitors are developing ways to use their existing infrastructure to provide in-room entertainment and/or informational services. Certain of these competitors are already providing guest programming services and are beginning to provide video-on-demand, Internet and high-speed connectivity services to hotels.

  INTERNATIONAL GROUP

     The cable television systems and other forms of media distribution in which we have interests directly compete for viewer attention and subscriptions in local markets with other providers of entertainment, news and information, including other cable television systems in those countries that do not grant exclusive franchises, broadcast television stations, direct-to-home satellite companies, satellite master antenna television systems, multi-channel multi-point distribution systems and telephone companies, other sources of video programs (such as DVDs and videocassettes) and additional sources for entertainment news and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars. Our management believes that important competitive factors include fees charged for broadband services, the quantity, quality and variety of the programming offered, the quality of signal and call reception, broadband Internet speeds, customer service and the effectiveness of marketing efforts.

     As discussed above, the business of distributing programming for cable and satellite television is highly competitive in foreign countries. Please refer to the information included under the immediately following "-- Networks Group."

  NETWORKS GROUP

     The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. The programming companies in which we have interests directly compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry, including the combination of AT&T Broadband and Comcast Cable, could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, our programming services and our business affiliates' programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. The programming companies in which we have interests also compete, to varying degrees, for creative talent and programming content. Our management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

EMPLOYEES

     As of December 31, 2003, we had approximately 70 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 17,600 employees. We believe that our employee relations are good.

     (d) Financial Information About Geographic Areas

     For financial information related to the geographic areas in which we do business, see note 18 to our consolidated financial statements found in Part II of this report.

     (e) Available Information

     All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com. The information contained on our website is not incorporated by reference herein.

ITEM 2.  PROPERTIES

     We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

     QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia and Bochum, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a warehouse in Hucklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia and Rocky Mount, North Carolina. QVC leases outlet space throughout the United States and the United Kingdom, office space in London, Japan and Germany and a warehouse in Japan.

     Starz Encore owns its corporate headquarters in Englewood, Colorado. In addition, Starz Encore leases office space for its sales staff at 10 locations throughout the United States.

     Ascent Media owns or leases over 100 facilities. Domestically, Ascent Media leases facilities with approximately 975,000 square feet and owns facilities with approximately 360,000 square feet. Outside of the United States, Ascent Media leases facilities with approximately 250,000 square feet and owns facilities with 50,000 square feet. Nearly all of Ascent Media's facilities are built specifically for their technical and creative service operations.

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

ITEM 3.  LEGAL PROCEEDINGS

     Klesch & Company Limited v. Liberty Media Corporation, John C. Malone and Robert R. Bennett. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch is seeking damages in an unspecified amount. We believe all such claims to be without merit and, together with Messrs. Malone and Bennett, have filed an answer denying any liability to Klesch. We also have asserted counterclaims against Klesch seeking, among other things, a declaratory judgment to the effect that because Klesch has breached and repudiated an agreement that we entered into with Klesch in June 2001, we are relieved of any obligations that we might have to Klesch under that agreement. Those obligations would include, among other things, the obligation in certain events to pay to Klesch, as its sole compensation, fees equal to 3% of the value of specified assets acquired by us from Deutsche Telekom before the second anniversary of the date of that agreement, subject to an aggregate cap of Euro 165 million. Klesch has filed a reply denying all our counterclaims. In September 2002, we asserted counterclaims against Klesch's principal owner, A. Gary Klesch, alleging fraud and negligent misrepresentation. Mr. Klesch has filed a motion to dismiss the counterclaims, alleging lack of personal jurisdiction. The parties have completed their discovery, and a jury trial is scheduled to commence on September 7, 2004.

     Liberty Digital, Inc. v. AT&T Broadband, LLC and Comcast Corporation. In November 1997, our subsidiary, Liberty Digital, Inc. (then known as TCI Music, Inc.), entered into an amended and restated contribution agreement with AT&T Broadband (then known as Tele-Communications, Inc.). That agreement, which was effective as of July 11, 1997, provides for the making of monthly payments by AT&T Broadband over a 20-year term, at the annual rate of $18 million, adjusted for increases in the consumer price index. The amended and restated agreement replaced a prior agreement that had been entered into in connection with Liberty Digital's acquisition of DMX Inc. In that acquisition, DMX shareholders received Liberty Digital shares and the right to require AT&T Broadband to purchase those shares upon satisfaction of specified conditions. In addition to granting those put rights, AT&T Broadband also agreed to cause its cable system subsidiaries to assign to Liberty Digital all revenue from the distribution of DMX music services to AT&T Broadband's customers. AT&T Broadband received 62.5 million shares of Liberty Digital common stock and a $40 million note payable by Liberty Digital in exchange for granting the put rights and causing its subsidiaries to make the revenue assignment.

     The amended and restated contribution agreement modified the prior agreement in various respects, including, among others, limiting the category of revenue assigned by the TCI cable system subsidiaries to analog distribution revenue, imposing a requirement for payments in a fixed amount, subject to cost-of-living increases, and setting a term during which such payments would be required. The amended and restated agreement was entered into in connection with our acquisition of substantially all of AT&T Broadband's Liberty Digital stock in exchange for an $80 million promissory note and our agreement to assume AT&T Broadband's obligations with respect to the put rights granted to DMX shareholders, together with other agreements among the parties or their affiliates.

     AT&T Broadband made all the monthly payments required under the amended and restated contribution agreement until its combination with Comcast Corporation in November 2002, when it ceased to make any of the required payments. On January 8, 2003, Liberty Digital filed a lawsuit against AT&T Broadband and Comcast Corporation in district court in Arapahoe County, Colorado, seeking, among other things, damages for breach of contract, intentional interference with contractual relations and a declaratory judgment to the effect that the amended and restated contribution agreement is valid and binding. On March 5, 2003, the defendants filed an answer denying all of Liberty Digital's claims. The parties are engaged in discovery and the matter has been set for trial in June 2004.

     Liberty Digital will vigorously prosecute its claims against AT&T Broadband and Comcast Corporation and believes that it will be successful in enforcing its rights under the amended and restated contribution agreement. There is, however, no assurance that Liberty Digital will achieve a favorable result in this litigation.

     Dr. Leo Kirch, Individually and as assignee, KGL Pool GmBH, and International Television Trading Corp. v. Liberty Media Corporation, John Malone, Deutsche Bank, AG, and Dr. Rolf-Ernst Breuer. Dr. Kirch is the primary owner of KirchGroup, a German cable television and media conglomerate. In 2001 and 2002, a series of transactions led to the collapse of KirchGroup's control of much of the German cable market. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition and the transactions with Deutsche Telekom were never consummated. On January 14, 2004, Dr. Kirch, KGL Pool GBH, and International Television Trading Corp. added our company, and our chairman, John C. Malone, to a lawsuit they had initiated against Deutsche Bank and Dr. Breuer on February 3, 2003. The lawsuit, which is pending in the United States District Court for the Southern District of New York, is alleging, among other things, interference with contract, and interference with prospective economic advantage arising from an alleged conspiracy among our company, Dr. Malone, Deutsche Bank and Dr. Breuer pursuant to which we allegedly effected the transactions that led to the collapse of the KirchGroup's control of the German cable market in an effort to facilitate our agreements with Deutsche Telekom. Dr. Kirch, KGL Pool and International Television are seeking damages in an unspecified amount. We believe all such claims to be without merit and, together with Dr. Malone, have filed a motion to dismiss, on which the court has not yet ruled.

     Liberty Media Corporation v. National Broadcasting Company. In 1988, Tele-Communications, Inc. (TCI) and its subsidiaries entered into a series of related agreements with National Broadcasting Company (NBC) regarding the Consumer News and Business Channel (CNBC), a programming service created and produced by NBC. Pursuant to the agreements, Satellite Services, Inc., a wholly-owned subsidiary of TCI, agreed to provide distribution of the CNBC service over cable systems controlled by TCI. In a separate agreement, NBC agreed to make quarterly payments to TCI equal to 6% of CNBC's annual gross revenues that exceed $80 million. NBC's payment obligations are conditioned on, among other things, carriage of the CNBC service by qualifying cable systems serving a minimum number of subscribers.

     TCI assigned to us its rights to receive payments from NBC in 1995. In 1999, TCI merged with AT&T Corp. and we became a wholly-owned subsidiary of AT&T Broadband LLC, the successor to TCI. In 2001, we were split off by AT&T, taking with us the right to receive payments from NBC based on CNBC's gross revenues. TCI's distribution obligations remained with AT&T Broadband until November 2002, when AT&T Broadband combined with Comcast Corporation.

     On February 14, 2003, NBC informed us that it would begin to reduce its quarterly payments with respect to the CNBC service. NBC alleged that Comcast Corporation had unlawfully repudiated the distribution agreement it had inherited from AT&T Broadband, and that this repudiation entitled NBC to reduce its payments to us. We are not aware of any legal action that NBC has taken to remedy Comcast Corporation's alleged repudiation of the distribution agreement.

     On February 10, 2004, we filed a complaint in the Delaware Superior Court against NBC to vindicate our contractual rights. NBC is expected to respond to our complaint by March 25, 2004. We will vigorously prosecute our claims against NBC and believe that we will be successful in enforcing our rights. There is, however, no assurance that we will achieve a favorable result in this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We have two series of common stock, Series A and Series B, which trade on the New York Stock Exchange under the symbols L and LMC.B, respectively. The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock for the years ended December 31, 2003 and 2002.

                                                        SERIES A          SERIES B
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
2003
  First quarter....................................  $10.38   $ 8.45   $10.60   $ 8.65
  Second quarter...................................  $12.25   $ 9.52   $12.25   $ 9.50
  Third quarter....................................  $12.27   $ 9.86   $12.47   $10.11
  Fourth quarter...................................  $12.20   $ 9.78   $14.05   $ 9.90
2002
  First quarter....................................  $15.03   $11.90   $15.90   $12.65
  Second quarter...................................  $12.80   $ 7.70   $13.49   $ 8.23
  Third quarter....................................  $ 9.60   $ 6.16   $ 9.75   $ 6.38
  Fourth quarter...................................  $10.75   $ 6.29   $11.00   $ 6.40

     As of January 30, 2004, there were approximately 12,000 and 400 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

     We have not paid any cash dividends on our Series A common stock and Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

     On November 28, 2003, we acquired all of the outstanding stock of TP Investment, Inc. in exchange for 5,281,739 shares of our Series B Common Stock. TP Investment is a corporation that, prior to the acquisition, was wholly owned by a limited liability company in which the sole member is John C. Malone, the chairman of our board of directors. The agreed value of the TP Investment stock acquired was $60,740,000. We believe this transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act since it was not a public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements. We were a wholly-owned subsidiary of Tele-Communications, Inc. from August 1994 to March 9, 1999. On March 9, 1999, AT&T Corp. acquired TCI in a merger transaction. For financial reporting purposes, the AT&T Merger is deemed to have occurred on March 1, 1999. In connection with the merger, our assets and liabilities were adjusted to their respective fair values pursuant to the purchase method of accounting. Selected financial data for the two months ended February 28, 1999 has been excluded from the following table.

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                               2003(1)    2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                            (AMOUNTS IN MILLIONS)
Summary Balance Sheet Data:
Investments in available-for-sale securities
  and other cost investments.................  $19,949   $14,369   $21,152   $16,774   $27,906
Investment in affiliates.....................  $ 5,354   $ 7,390   $10,076   $20,464   $15,922
Total assets.................................  $54,013   $39,685   $48,539   $54,268   $58,658
Long-term debt...............................  $ 9,482   $ 4,316   $ 4,764   $ 5,269   $ 2,723
Stockholders' equity.........................  $28,842   $24,682   $30,123   $34,109   $38,408

                                                                                     TEN MONTHS
                                                  YEARS ENDED DECEMBER 31,             ENDED
                                            -------------------------------------   DECEMBER 31,
                                            2003(1)    2002      2001      2000         1999
                                            -------   -------   -------   -------   ------------
                                              (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Summary Statement of Operations Data:
Revenue...................................  $ 4,028   $ 2,084   $ 2,059   $ 1,526     $   729
Operating income (loss)(2)................  $  (956)  $  (184)  $(1,127)  $   436     $(2,214)
Share of earnings (losses) of affiliates,
  net(3)..................................  $    58   $  (453)  $(4,906)  $(3,485)    $  (904)
Nontemporary declines in fair value of
  investments.............................  $   (29)  $(6,053)  $(4,101)  $(1,463)    $    --
Realized and unrealized gains (losses) on
  financial instruments, net..............  $  (649)  $ 2,122   $  (174)  $   223     $  (153)
Gains (losses) on dispositions, net.......  $ 1,128   $  (415)  $  (310)  $ 7,340     $     4
Net earnings (loss)(2)(3).................  $(1,222)  $(5,330)  $(6,203)  $ 1,485     $(2,021)
Basic and diluted net earnings (loss) per
  common share(4).........................  $  (.44)  $ (2.06)  $ (2.40)  $   .57     $  (.78)

---------------

(1) On September 17, 2003, we completed our acquisition of Comcast Corporation's approximate 56.5% ownership in QVC, Inc. for approximately $7.9 billion, comprised of cash, Floating Rate Senior Notes and shares of our Series A common stock. When combined with our previous ownership of approximately 41.7% of QVC, we owned 98.2% of QVC upon consummation of the transaction, which is deemed to have occurred on September 1, 2003, and we have consolidated QVC's financial position and results of operations since that date.

(2) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which among other matters, provides that goodwill and other indefinite-lived assets no longer be amortized. Amortization expense for such assets aggregated $627 million, $598 million and $438 million for the years ended December 31, 2001 and 2000 and the ten months ended December 31, 1999, respectively.

(3) Included in share of losses of affiliates are other-than-temporary declines in value aggregating $84 million, $148 million and $2,396 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, share of losses of affiliates includes excess basis amortization of $798 million, $1,058 million and $463 million for the years ended December 31, 2001, 2000 and the ten months ended

    December 31, 1999, respectively. Pursuant to Statement 142, excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under APB Opinion No. 18.

(4) The basic and diluted net earnings (loss) per common share for periods prior to August 10, 2001, the date of our split off from AT&T, is based upon 2,588 million shares of our Series A and Series B common stock issued upon consummation of the split off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

OVERVIEW

     We are a holding company that owns majority and minority interests in a broad range of electronic retailing, video programming, broadband distribution and other communications companies. During the second half of 2003, we started changing our corporate focus to control more of our affiliated companies. The first step in this process was our September 2003 acquisition of Comcast Corporation's approximate 56% ownership interest in QVC, Inc., which when combined with our previous 42% ownership interest, gave us over 98% control of QVC, and we now consolidate the financial position and results of operations of QVC. In January 2004, we acquired all of the outstanding shares of Class B common stock of UnitedGlobalCom, Inc. from UGC's founding shareholders. Previously in December 2003, UGC completed the acquisition of all of the outstanding shares of UGC Europe, Inc. that it did not already own. As a result of these two transactions and our exercise of certain pre-emptive rights, UGC owns 100% of the outstanding common stock of UGC Europe and we own approximately 55% of the outstanding common stock of UGC representing approximately 92% of the voting power of UGC's shares. We began consolidating the operations of UGC effective January 1, 2004. In the fourth quarter of 2003, to further align our corporate structure with our operating assets, we organized our businesses into four Groups: Interactive Group, International Group, Networks Group and Corporate and Other. See "Business -- Narrative Description of Business" included in Part I of this Annual Report on Form 10-K for a description of the more significant businesses in each of these Groups.

     Our primary businesses in the Interactive Group are QVC and Ascent Media Group, Inc. In addition, we own approximately 20% of InterActiveCorp, which we account for as an available-for-sale security. In evaluating the prospects and risks for QVC, our primary focus is currently on the following: potential opportunities to expand the QVC footprint in international markets, and new domestic marketing concepts to capitalize on the growing Internet market. During 2003, the growth in QVC's domestic revenue leveled off, as compared to recent years. During 2004, our goal will be to continue QVC's international expansion by increasing (1) the number of customers who have access to and use our service and (2) the average sales per customer. In addition we hope to find new opportunities for domestic growth, including Internet sales.

     Our primary businesses in the International Group are UGC, which provides broadband services primarily in Europe; Jupiter Telecommunications ("J-COM"), which provides broadband services in Japan and Jupiter Programming ("JPC"), which provides video programming in Japan, all of which were equity affiliates at December 31, 2003. Our consolidated subsidiaries in the International Group at December 31, 2003 are Liberty Cablevision of Puerto Rico and Pramer S.C.A. We believe our primary opportunities in our international markets include continued growth in subscribers; increasing the average revenue per unit by continuing to rollout telephony, Internet and digital video; developing foreign programming businesses, including international expansion of our domestic networks, to distribute over our broadband systems; and maximizing operating efficiencies on a regional basis. Potential impediments to achieving these goals include increasing price competition for broadband services; alternative video technologies; and available capital to finance the proposed rollout of new services.

     Our primary businesses in the Networks Group are Starz Encore Group LLC, Discovery Communications, Inc., Courtroom Television Network, LLC and GSN (formerly, Game Show Network). In addition we own approximately 18% of The News Corporation Limited, which we account for as an available-for-sale security. We view the development of digital and interactive services, our ability to expand these networks and increase distribution over our international distribution footprint, as mentioned above, and our ability to increase advertising rates relative to broadcast networks and other cable networks as key opportunities for growth in the coming months and years. We face several key obstacles in our attempt to meet these goals, including: continued consolidation in the broadband and satellite distribution industries; the impact on viewer habits of new technologies such as video on demand and personal video recorders; and alternative movie and programming sources.

     Certain of our subsidiaries and affiliates are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of the revenue of certain of our subsidiaries and affiliates is generated by the sale of advertising on their networks. A prolonged downturn in the economy has had and could continue to have a negative impact on the revenue and operating income of these businesses. A slow economy could reduce (i) the development of new television and motion picture programming, thereby adversely impacting their supply of service offerings; (ii) consumer disposable income and consumer demand for their products and services; and (iii) the amount of resources allocated for network and cable television advertising by major corporations.

     Our businesses that operate in countries other than the United States are subject to a number of risks including fluctuations in currency exchange rates and political unrest. In addition, the economies in many of the regions where our international businesses operate have recently experienced moderate to severe recessionary conditions, including among others, Argentina, Chile, the United Kingdom, Germany and Japan. These recessionary conditions have strained consumer and corporate spending and financial systems and financial institutions in these areas. As a result, our affiliates have experienced a reduction in consumer spending and demand for services.

     In addition to the businesses included in the foregoing Groups, we continue to maintain significant investments in public companies such as Time Warner Inc., Viacom, Inc. and Sprint Corporation, which are accounted for as available-for-sale ("AFS") securities. We view these holdings as financial assets that we can monetize and deploy the resulting proceeds into any of our operating Groups.

SUMMARY OF OPERATIONS

     To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results, and Operating Results by Business Group. The Operating Results by Business Group section includes a discussion of the more significant businesses within each Group.

  CONSOLIDATED OPERATING RESULTS

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002     2001
                                                           -------   ------   -------
                                                             (AMOUNTS IN MILLIONS)
REVENUE
Interactive Group........................................  $ 2,798   $  794   $   832
International Group......................................      107      100       138
Networks Group...........................................    1,114    1,145     1,030
Corporate and Other......................................        9       45        59
                                                           -------   ------   -------
  Consolidated revenue...................................  $ 4,028   $2,084   $ 2,059
                                                           =======   ======   =======
OPERATING CASH FLOW
Interactive Group........................................  $   496   $   61   $    76
International Group......................................       27       26        42
Networks Group...........................................      381      374       327
Corporate and Other......................................      (72)     (37)      (68)
                                                           -------   ------   -------
  Consolidated operating cash flow.......................  $   832   $  424   $   377
                                                           =======   ======   =======
OPERATING INCOME (LOSS)
Interactive Group........................................  $   139   $ (339)  $  (528)
International Group......................................       12       11       (36)
Networks Group...........................................      248      189        49
Corporate and Other......................................   (1,355)     (45)     (612)
                                                           -------   ------   -------
  Consolidated operating loss............................  $  (956)  $ (184)  $(1,127)
                                                           =======   ======   =======

     Revenue. Our consolidated revenue increased 93.3% and 1.2% in 2003 and 2002, respectively, as compared to the corresponding prior year. The 2003 increase is due primarily to QVC, which recognized $1,973 million of revenue since our acquisition in September. In addition, revenue for the Interactive Group increased $45 million due to our acquisition of OpenTV Corp. in August 2002 and decreased $30 million at Ascent Media. The Networks Group revenue decreased due primarily to a reduction in rates in former AT&T Broadband systems resulting from the re-negotiation of Starz Encore's affiliation agreement with Comcast in 2003. The increase in consolidated revenue in 2002 was primarily the net result of a 9.5% increase in Starz Encore's revenue partially offset by a 9.3% decrease in Ascent Media's revenue. See "Operating Results by Business Group" below for a more complete discussion of these fluctuations.

     Operating Cash Flow. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures applied on a Group by Group basis to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation and impairments of long-lived assets that are included in the measurement of operating income pursuant to general accepted accounting principles ("GAAP"). Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See footnote 18 to the accompanying consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings Before Income Taxes and Minority Interest.

     Consolidated Operating Cash Flow increased 96.2% and 12.5% in 2003 and 2002, respectively, as compared to the corresponding prior year. The increase in 2003 is due primarily to our acquisition of QVC, which contributed $434 million to our consolidated Operating Cash Flow. This increase was partially offset by a decrease in our Corporate and Other Group, which resulted from lower revenue from ancillary sources and higher legal and consulting expenses. The 2002 increase is primarily the net effect of a $58 million increase in Starz Encore's Operating Cash Flow and lower corporate SG&A expenses of $28 million, partially offset by a $44 million operating cash flow deficit at OpenTV, which was acquired in 2002. The decrease in corporate SG&A expenses in 2002 resulted from the sale of certain business units in 2002 and expenses incurred in 2001 related to our split-off from AT&T Corp.

     Stock compensation.  Stock compensation includes compensation related to
(1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants. In connection with our rights offering in the fourth quarter of 2002 and pursuant to the antidilution provisions of the stock incentive plans we administer, the number of shares and the applicable exercise prices of all of our options were adjusted as of October 31, 2002, the record date for the rights offering. As a result of these modifications, all of our outstanding options are now accounted for as variable plan awards. The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The decrease in stock compensation in 2003 is primarily a result of a decrease in the equity value of Starz Encore. The expense reflected in the table is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the options are exercised.

     Depreciation and Amortization. The increase in depreciation in 2003 is due to increases in our depreciable asset base resulting from (1) the acquisition of QVC and (2) capital expenditures. The increase in amortization in 2003 is due primarily to the acquisition of QVC and amortization of the related intangible assets. Effective January 1, 2002, Liberty and its subsidiaries adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 provides that goodwill and indefinite lived intangibles are no longer amortized, but are evaluated periodically for impairment. The decrease in amortization in 2002 is due to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

     Impairment of Long-lived Assets. Starz Encore received an independent third party valuation in connection with its annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of Starz Encore, indicated that the fair value of this reporting unit was less than its carrying value including goodwill. This reporting unit fair value was then used to calculate an implied value of the goodwill related to Starz Encore. The $1,352 million excess of the carrying amount of the goodwill (including $1,195 million of allocated enterprise-level goodwill) over its implied value has been recorded as an impairment charge in the fourth quarter of 2003. Starz Encore's operating income includes $157 million of the foregoing impairment charge and $1,195 million is included in Corporate and Other. The reduction in the value of Starz Encore reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of Starz Encore's services and (2) lower per subscriber rates under the new affiliation agreement with Comcast, as compared to the payments required under the 1997 AT&T Broadband Affiliation Agreement (including the programming pass through provision).

     During the years ended December 31, 2002 and 2001, we determined that the carrying value of certain of our subsidiaries' assets exceeded their respective fair values. Accordingly, in 2002 we recorded impairments of goodwill related to OpenTV ($92 million), Ascent Media ($84 million), our Latin American consolidated and equity investments ($46 million), DMX Music ($44 million) and On Command Corporation ($9 million). Such impairments were calculated as the difference between the carrying value and the estimated fair value of the related assets. In 2001, we recorded impairments of (1) Ascent Media's property and equipment and goodwill of $313 million and (2) goodwill of $75 million primarily related to the devaluation of the Argentine peso and the impact of such devaluation on Pramer, our wholly-owned Argentine programming subsidiary.

     Operating Income (Loss). Consolidated operating loss increased $772 million in 2003 and decreased $943 million in 2002, as compared to the corresponding prior year. The increase in 2003 is due to the impairment of Starz Encore's goodwill partially offset by the operating income of QVC from the date of its acquisition. The decrease in 2002 is due primarily to (1) our adoption of Statement 142 and the resulting elimination of amortization on indefinite lived intangible assets and goodwill, (2) a decrease in stock compensation expense and
(3) lower impairment charges.

  Other Income and Expense

     Interest expense. Interest expense was $539 million, $423 million and $525 million, for the years ended December 31, 2003, 2002 and 2001, respectively, including $61 million, $7 million and $6 million, respectively, of accretion of our exchangeable debentures. The remaining increase in interest expense in 2003 is due primarily to an increase in our debt balance in 2003. The decrease in 2002 is due to a lower average debt balance in 2002 and lower interest rates on certain variable-rate subsidiary and parent company bank debt.

     Dividend and interest income. Dividend and interest income was $189 million, $209 million and $272 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2002 decrease is the net effect of lower interest rates on invested cash balances, offset by increases due to dividends from our Vivendi Universal and News Corp. investments. In 2001, we also earned interest on certain debt securities that we purchased in the second and third quarter of 2001. The majority of these debt securities were contributed to UGC in January 2002. Interest and dividend income for the year ended December 31, 2003 was comprised of interest income earned on invested cash ($61 million), dividends on News Corp. American Depository Shares ("ADSs") ($40 million), dividends on ABC Family Worldwide preferred stock ($31 million) and other ($57 million).

     Investments in Affiliates Accounted for Using the Equity Method. Our share of earnings (losses) of affiliates was $58 million, ($453) million and ($4,906) million during the years ended December 31, 2003, 2002 and 2001, respectively. A summary of our share of losses of affiliates, including nontemporary declines in value and excess cost amortization, is included below:

                                                  PERCENTAGE
                                                 OWNERSHIP AT    YEARS ENDED DECEMBER 31,
                                                 DECEMBER 31,   --------------------------
                                                     2003        2003     2002      2001
                                                 ------------   ------   ------   --------
                                                                  (AMOUNTS IN MILLIONS)
Discovery......................................         50%     $  38    $ (32)   $  (293)
J-COM..........................................         45%        20      (22)       (90)
QVC............................................          *        107      154         36
UGC............................................         52%        --     (198)      (751)
Telewest Communications plc....................          *         --      (92)    (2,538)
Cablevision S.A................................         39%        --       --       (476)
ASTROLINK International LLC....................          *         --       (1)      (417)
Other..........................................    Various       (107)    (262)      (377)
                                                                -----    -----    -------
                                                                $  58    $(453)   $(4,906)
                                                                =====    =====    =======

---------------

* No longer an equity affiliate

     At December 31, 2003, the aggregate carrying amount of our investments in affiliates exceeded our proportionate share of our affiliates' net assets by $7,021 million. Prior to the adoption of Statement 142, this excess basis was being amortized over estimated useful lives of up to 20 years based on the useful lives of the intangible assets represented by such excess costs. Such amortization was $798 million for the year ended December 31, 2001, and is included in our share of losses of affiliates. Upon adoption of Statement 142, we discontinued amortizing equity method excess costs in existence at the adoption date due to their characterization as equity method goodwill. Also included in share of losses for the years ended December 31, 2003, 2002 and 2001, are adjustments for nontemporary declines in value aggregating $84 million, $148 million and $2,396 million, respectively. See "Operating Results by Business Group" below for a discussion of our more significant equity method affiliates.

     Nontemporary declines in fair value of investments. During 2003, 2002 and 2001, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The following table identifies such adjustments attributable to each of the individual investments as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
INVESTMENTS                                                   2003     2002      2001
-----------                                                   -----   -------   -------
                                                                (AMOUNTS IN MILLIONS)
Time Warner Inc.............................................   $--    $2,567    $2,052
News Corp...................................................    --     1,393       915
Sprint PCS..................................................    --     1,077        --
Vivendi.....................................................    --       409        --
Other.......................................................    29       607     1,134
                                                               ---    ------    ------
                                                               $29    $6,053    $4,101
                                                               ===    ======    ======

     Gains (losses) on dispositions. Aggregate gains (losses) from dispositions during the years ended December 31, 2003, 2002 and 2001, are comprised of the following.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
TRANSACTION                                                    2003      2002     2001
-----------                                                   -------   ------   ------
                                                                (AMOUNTS IN MILLIONS)
Sale of investment in Cendant Corporation...................  $  510    $  --    $  --
Sale of investment in Vivendi...............................     262       --       --
Sale of News Corp. non-voting shares........................     236       --       --
UGC Transaction.............................................      --      123       --
Exchange of USAI equity securities for Vivendi common
  stock.....................................................      --     (817)      --
Sale of Telemundo Communications Group......................      --      344       --
Merger of Viacom and BET Holdings II, Inc...................      --       --      559
Exchange of our Gemstar-TV Guide International, Inc. common
  stock for News Corp. ADSs.................................      --       --     (965)
Other.......................................................     120      (65)      96
                                                              ------    -----    -----
                                                              $1,128    $(415)   $(310)
                                                              ======    =====    =====

     In all of the above exchange transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 5 and 6 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

     Realized and unrealized gains (losses) on derivative instruments. Realized and unrealized gains (losses) on derivative instruments during the years ended December 31, 2003, 2002 and 2001 are comprised of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2003     2002      2001
                                                            -----   -------   -------
                                                              (AMOUNTS IN MILLIONS)
Change in fair value of exchangeable debenture call option
  features................................................  $(158)  $   784   $   167
Change in fair value of hedged AFS securities.............     --    (2,378)   (1,531)
Change in fair value of AFS derivatives...................   (535)    3,665     1,177
Change in fair value of other derivatives(1)..............     44        51        13
                                                            -----   -------   -------
  Total realized and unrealized gains (losses), net.......  $(649)  $ 2,122   $  (174)
                                                            =====   =======   =======

---------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

     During 2001 and 2002, we had designated our equity collars as fair value hedges. Pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the equity collars were recorded on the balance sheet at fair value, and changes in the fair value of the equity collars and of the hedged security were recognized in earnings. Effective December 31, 2002, we elected to dedesignate our equity collars as fair value hedges. This election had no impact on our financial position at December 31, 2002 or our results of operations for the year ended December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of our available-for-sale securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges are now reported as a component of other comprehensive income on our balance sheet. Changes in the fair value of the equity collars continue to be reported in earnings.

     Income taxes. Our effective tax rate was not meaningful in 2003 and was 33% and 36% for the years ended December 31, 2002 and 2001, respectively. Although we had a loss before tax expense for book purposes in 2003, we recorded tax expense of $374 million primarily due to our impairment of goodwill, which is not deductible for tax purposes. In addition, we incurred state and foreign taxes and an increase in our valuation allowance for losses of subsidiaries that we do not consolidate for tax purposes. The effective tax rates in 2002 and 2001 differed from the U.S. Federal income tax rate of 35% primarily due to state and local taxes and amortization for book purposes that is not deductible for income tax purposes.

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

     Effective January 1, 2001, we adopted Statement 133, which established accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

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

  OPERATING RESULTS BY BUSINESS GROUP

     The tables in this section present 100% of each business' revenue, operating cash flow and operating income even though we own less than 100% of many of these businesses. These amounts are combined on an unconsolidated basis and are then adjusted to remove the effects of the equity method investments to arrive at the consolidated amounts for each group. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses within each group regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of operations of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.

     The financial information presented below for equity method affiliates was obtained directly from those affiliates. We do not control the decision-making process or business management practices of our equity affiliates. Accordingly, we rely on the management of these affiliates and their independent auditors to provide us with financial information prepared in accordance with GAAP. As a result, we make no representations as to whether such information has been prepared in accordance with GAAP. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our consolidated financial statements.

  Interactive Group

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (AMOUNTS IN MILLIONS)
REVENUE
QVC(1)..................................................  $ 4,889   $ 4,362   $ 3,894
Ascent Media............................................      508       538       593
Other consolidated subsidiaries.........................      317       256       239
Other equity method affiliates..........................       88       138        --
                                                          -------   -------   -------
  Combined Interactive Group revenue....................    5,802     5,294     4,726
Eliminate revenue of equity method affiliates(1)........   (3,004)   (4,500)   (3,894)
                                                          -------   -------   -------
  Consolidated Interactive Group revenue................  $ 2,798   $   794   $   832
                                                          =======   =======   =======
OPERATING CASH FLOW
QVC(1)..................................................  $ 1,013   $   861   $   722
Ascent Media............................................       75        87        89
Other consolidated subsidiaries.........................      (13)      (26)      (13)
Other equity method affiliates..........................      (20)      (91)       --
                                                          -------   -------   -------
  Combined Interactive Group operating cash flow........    1,055       831       798
Eliminate operating cash flow of equity method
  affiliates(1).........................................     (559)     (770)     (722)
                                                          -------   -------   -------
  Consolidated Interactive Group operating cash flow....  $   496   $    61   $    76
                                                          =======   =======   =======
OPERATING INCOME (LOSS)
QVC(1)..................................................  $   785   $   737   $   582
Ascent Media............................................        1       (65)     (363)
Other consolidated subsidiaries.........................     (154)     (274)     (165)
Other equity method affiliates..........................      (50)     (258)       --
                                                          -------   -------   -------
  Combined Interactive Group operating income...........      582       140        54
Eliminate operating income of equity method
  affiliates(1).........................................     (443)     (479)     (582)
                                                          -------   -------   -------
  Consolidated Interactive Group operating income
     (loss).............................................  $   139   $  (339)  $  (528)
                                                          =======   =======   =======

---------------

(1) QVC was an equity method affiliate until September 2003 when it became a consolidated subsidiary.

     QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs. In the United States, the programs are aired through its nationally televised shopping network -- 24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-England"), Germany ("QVC-Deutschland") and Japan ("QVC-Japan"). As more fully described in note 4 to the accompanying consolidated financial statements, we acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and we have consolidated QVC's results of operations since that date. Accordingly, increases in the Interactive Group's revenue and expenses for the year ended December 31, 2003 are primarily the result of the September 2003 acquisition of QVC.

     The following discussion describes QVC's results of operations for the full years ended December 31, 2003, 2002 and 2001. Depreciation and amortization for periods prior and subsequent to Liberty's acquisition of Comcast's interest in QVC are not comparable as a result of the effects of purchase accounting. However, in order to provide a more meaningful basis for comparing the 2003, 2002 and 2001 periods, the operating results of QVC for the four months ended December 31, 2003 have been combined with the eight months ended August 31, 2003 in the following table and discussion. The combining of predecessor and successor accounting periods is not permitted by GAAP.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (AMOUNTS IN MILLIONS)
Net revenue.............................................  $ 4,889   $ 4,362   $ 3,894
Cost of sales...........................................   (3,107)   (2,784)   (2,503)
                                                          -------   -------   -------
  Gross profit..........................................    1,782     1,578     1,391
Operating expenses......................................     (447)     (413)     (383)
SG&A expenses...........................................     (322)     (304)     (286)
Stock compensation......................................       (6)       (5)       (2)
Depreciation and amortization...........................     (222)     (119)     (138)
                                                          -------   -------   -------
  Operating income......................................  $   785   $   737   $   582
                                                          =======   =======   =======

     Net revenue for the years ended December 31, 2003, 2002 and 2001 includes the following revenue by geographical area:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (AMOUNTS IN MILLIONS)
QVC-US.....................................................  $3,845   $3,705   $3,409
QVC-England................................................     370      296      272
QVC-Deutschland............................................     429      275      198
QVC-Japan..................................................     245       86       15
                                                             ------   ------   ------
Consolidated...............................................  $4,889   $4,362   $3,894
                                                             ======   ======   ======

     QVC's consolidated net revenue increased 12.1% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. Such increase is due primarily to increases in average sales per customer for both QVC-Deutschland and QVC-Japan of 48.4% and 73.0%, respectively. In addition, the number of homes receiving the QVC-Deutschland and QVC-Japan service increased 5.6% and 64.6%, respectively, from December 31, 2002 to December 31, 2003. Additional increases in net revenue were due to a 2.8% and a 6.3% increase in net sales per customer in the U.S. and the U.K., respectively. QVC's net revenue increased 12.0% for the year ended December 31, 2002, as compared to 2001. Such increase was due to a 3.6% increase in the average number of U.S. homes receiving the QVC service and a 5.3% increase in net sales to existing U.S. subscribers. Additional increases in net revenues were due to a 252.7% and 29.1% increase in net sales per customer for QVC-Japan and QVC-Deutschland, respectively. As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., future growth in U.S. sales will depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by the willingness of cable and satellite distributors to continue to carry QVC's programming service as well as general economic conditions.

     During the years ended December 31, 2003, 2002 and 2001 the increases in revenue were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                                 PERCENTAGE INCREASE IN NET REVENUE
                                      ---------------------------------------------------------
                                              YEAR ENDED                    YEAR ENDED
                                           DECEMBER 31, 2003             DECEMBER 31, 2002
                                      ---------------------------   ---------------------------
                                      US DOLLARS   LOCAL CURRENCY   US DOLLARS   LOCAL CURRENCY
                                      ----------   --------------   ----------   --------------
QVC-US..............................      3.8%                          8.7%
QVC-England.........................     25.0%          14.2%           8.8%           5.8%
QVC-Deutschland.....................     56.0%          31.0%          38.9%          31.6%
QVC-Japan...........................    184.9%         170.2%         473.3%         485.1%

     Gross profit increased from 35.7% of net revenue for the year ended December 31, 2001 to 36.2% for the year ended December 31, 2002 and to 36.4% for 2003. The 2003 increase in gross profit percentage is primarily the result of a higher product margin due to a shift in the product mix from lower margin home products to higher margin apparel and accessory categories. In addition, QVC had a lower inventory obsolescence provision in 2003. The increase in the 2002 gross profit percentage is primarily the result of increased product margin.

     QVC's operating expenses are comprised of commissions and license fees, order processing and customer service, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 8.2% and 7.8% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year period. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses were 9.1%, 9.5% and 9.8% for 2003, 2002 and 2001, respectively. As a percent of net revenue, commissions and license fees decreased in 2003, as compared to 2002, and remained constant over the 2002 and 2001 periods. The 2003 decrease is due to an increase in Internet sales, for which lower commissions are required to be paid. In addition, commissions and license fee expense decreased as a percentage of net revenue in 2003 for QVC-Japan where certain distributors receive payments based on number of subscribers rather than sales volume. As a percent of net revenue, order processing and customer service expenses remained constant in 2003 and decreased in each geographical segment in 2002. Such decrease is a result of reduced personnel expense due to increased Internet sales, increased use of QVC's automated telephone system and operator efficiencies in call handling and staffing. Credit card processing fees remained constant at 1.4% of net revenue for the years ended December 31, 2003, 2002 and 2001.

     QVC's SG&A expenses increased 5.9% and 6.3% during the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year periods. The 2003 increase is primarily the net result of increases in personnel, transponder and occupancy costs, partially offset by decreases in advertising and marketing costs. Personnel cost increases reflect the addition of personnel to support the increased sales of the foreign operations. The increase in transponder fees is primarily the result of QVC-UK purchasing greater band-width as well as incurring a full year of digital transmission fees. Occupancy costs increased primarily as the result of higher costs for expanded office space in QVC-Japan. Decreases in advertising and marketing were primarily due to decreased domestic spending related to U.S. infomercial ventures as well as lower payments to affiliates for short-term carriage and incentive programs. The increase in SG&A in 2002 is due primarily to higher personnel costs due to the expansion of the international businesses.

     QVC's depreciation and amortization expense increased for the year ended December 31, 2003 due to the amortization of intangible assets recorded in connection with our purchase of QVC.

     Ascent Media. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

     Ascent Media's revenue decreased 5.6% and 9.3% during the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. The 2003 decrease is due primarily to a decrease in revenue for Ascent Media's Networks Group ($29 million) due to the sale of a business unit in December 2002 and the re-negotiation of certain contracts resulting in lower rates for services. The 2002 decrease is the net effect of decreases due to reduced television and motion picture production activity and lower television advertising production, which were partially offset by an increase due to acquisitions in the second half of 2001.

     Ascent Media's operating expenses decreased $21 million or 6.5% and $48 million or 13.0% during the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. These decreases are due to decreases in variable expenses such as personnel and material costs. In addition, the 2003 decrease is due to the sale of the Networks Group business unit referred to above.

     Ascent Media's general and administrative expenses were relatively comparable over the 2001, 2002 and 2003 periods.

     Ascent Media's depreciation and amortization increased 4.8% and decreased 47.7% in 2003 and 2002, respectively. The decrease in depreciation and amortization in 2002 is due primarily to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

     In connection with its 2002 Statement 142 impairment analysis, Ascent Media recorded an $84 million charge to write off a portion of the goodwill related to its Entertainment Television reporting unit. As a result of the weakness in the economy and in the entertainment and advertising industries during 2001, Ascent Media did not meet its 2001 operating objectives and reduced its 2002 expectations. Accordingly, at December 31, 2001, Ascent Media assessed the recoverability of its property and equipment and intangible assets and determined that an impairment adjustment was necessary. In addition, in the fourth quarter of 2001, Ascent Media made the decision to consolidate its operations and close certain facilities. In connection with these initiatives, Ascent Media recorded a restructuring charge related to lease cancellation fees and an additional impairment charge related to its property and equipment. All of the foregoing charges are included in impairment of long-lived assets in our statement of operations for the year ended December 31, 2001. No significant impairments were recorded by Ascent Media in 2003.

     Other. Consolidated subsidiaries included in the Interactive Group are On Command, which provides in-room, on demand video entertainment and information services to hotels, motels and resorts; TruePosition, Inc., which provides equipment and technology that deliver location-based services to wireless users; and OpenTV, which provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Other consolidated subsidiary revenue increased $61 million in 2003 due primarily to the operations of OpenTV ($46 million), which we acquired in August 2002 and True Position ($20 million), which began deploying its networks in 2003. The improvements in operating cash flow and operating income in 2003 are due to the same factors. The increase in other consolidated subsidiary revenue in 2002 is due to our acquisition of OpenTV. The changes in operating cash flow and operating income in 2002 are due to improvements in the operations of On Command and True Position, offset by OpenTV losses.

  International Group

     The following table includes information regarding our equity method affiliates, which presentation is not in accordance with GAAP. See
 -- "Operating Results by Business Group" above.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (AMOUNTS IN MILLIONS)
REVENUE
Consolidated subsidiaries...............................  $   107   $   100   $   138
UGC(1)..................................................    1,892     1,515     1,562
J-COM(1)................................................    1,233       931       629
JPC(1)..................................................      412       274       207
Other equity method affiliates(1).......................      614       568       854
                                                          -------   -------   -------
  Combined International Group revenue..................    4,258     3,388     3,390
Eliminate revenue of equity method affiliates...........   (4,151)   (3,288)   (3,252)
                                                          -------   -------   -------
  Consolidated International Group revenue..............  $   107   $   100   $   138
                                                          =======   =======   =======
OPERATING CASH FLOW
Consolidated subsidiaries...............................  $    27   $    26   $    42
UGC(1)..................................................      629       296      (191)
J-COM(1)................................................      429       211        57
JPC(1)..................................................       54        32        19
Other equity method affiliates(1).......................       91        87        61
                                                          -------   -------   -------
  Combined International Group operating cash flow......    1,230       652       (12)
Eliminate operating cash flow of equity method
  affiliates............................................   (1,203)     (626)       54
                                                          -------   -------   -------
  Consolidated International Group operating cash
     flow...............................................  $    27   $    26   $    42
                                                          =======   =======   =======
OPERATING INCOME (LOSS)
Consolidated subsidiaries...............................  $    12   $    11   $   (36)
UGC(1)..................................................     (656)     (899)   (2,872)
J-COM(1)................................................      114       (29)     (195)
JPC(1)..................................................       44        23        12
Other equity method affiliates(1).......................      (36)     (296)      (88)
                                                          -------   -------   -------
  Combined International Group operating loss...........     (522)   (1,190)   (3,179)
Eliminate operating income of equity method
  affiliates............................................      534     1,201     3,143
                                                          -------   -------   -------
  Consolidated International Group operating income
     (loss).............................................  $    12   $    11   $   (36)
                                                          =======   =======   =======

---------------

(1) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at December 31, 2003 are as follows:

UGC.........................................................   52%
J-COM.......................................................   45%
JPC.........................................................   50%

     Consolidated Subsidiaries. Our international consolidated subsidiaries are Liberty Cablevision of Puerto Rico, Inc., which provides cable television and other broadband services in Puerto Rico, and Pramer, which owns and distributes programming services throughout Latin America. Consolidated International Group revenue, operating cash flow and operating income was relatively consistent from 2002 to 2003. The decrease in revenue and operating cash flow from 2001 to 2002 is due to the devaluation of the Argentine peso during 2002.

     UGC. UGC's revenue increased 24.9% and decreased 3.0% for the years ended December 31, 2003 and 2002, respectively. The increase in 2003 is due primarily to an increase in subscribers, revenue per subscriber and the strengthening of the euro against the U.S. dollar (approximately 16.1%). The decrease in 2002 is due to the sale of UGC's Australian operations partially offset by increases in Europe and Chile. UGC's operating expenses decreased $4 million or less than 1% in 2003 and $290 million or 27.3% in 2002. These decreases are due primarily to cost control initiatives, including restructurings. The 2002 expenses were also impacted by the sale of UGC's Australian operations. UGC's SG&A expenses increased $48 million or 10.7% in 2003 and decreased $244 million or 35.4% in 2002. The 2003 increase is due primarily to the strengthening of the euro against the U.S. dollar. The 2002 decrease is the result of cost control initiatives and the sale of UGC's Australian operations.

     Also included in UGC's operating losses are (i) impairments of long-lived assets of $1,321 million in 2001, compared to $436 million in 2002 and $402 million in 2003, and (ii) restructuring charges of $204 million in 2001, compared to $1 million in 2002 and $36 million in 2003.

     J-COM. J-COM's revenue increased 32.5% and 48.0% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. The increase in revenue in 2003 was due to a 10.3% increase in the number of homes receiving at least one service, a 8.4% increase in the average number of services per home and a 9.6% increase in the average revenue per household receiving at least one service ("ARPH"). Revenue increased in 2002 due to a 23.2% increase in homes receiving at least one service, a 11.7% increase in average number of services per home and a 9.2% increase in ARPH. In addition, changes in the exchange rate also positively impacted revenue in 2003 and 2002. On a local currency basis, J-COM's revenue increased 22.7% and 52.3% in 2003 and 2002, respectively.

     J-COM's operating expenses increased 17.0% and 22.2% in 2003 and 2002, respectively. These increases are due to the increase in subscribers and growth of J-COM's business. As a percent of revenue, operating expenses decreased from 40.3% in 2002 to 35.5% in 2003 due to the realization of economies of scale from the growth of the business. SG&A expenses increased 6.2% and 30.1% in 2003 and 2002, respectively. The increase in SG&A expenses are due to the growth of the business in 2002 and exchange rate fluctuations in 2003.

     JPC. JPC's revenue increased 50.4% and 32.2% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior years. The increase in 2003 was largely due to increases in revenue for Shop Channel, which experienced an 17.5% increase in full time equivalent homes ("FTE's") and a 14% increase in sales per FTE. In 2002, Shop Channel had a 30.4% increase in FTE's and a 8.2% increase in sales per FTE. Affiliate revenue and advertising revenue at JPC's other networks also contributed to the overall revenue increase in both years due to continued subscriber growth at those networks. Shop Channel revenue accounted for 81%, 80% and 78% of JPC's revenue in 2003, 2002 and 2001, respectively. In addition, changes in the exchange rate also positively impacted revenue in 2003 and 2002. On a local currency basis, JPC's revenue increased 39.4% and 36.1% in 2003 and 2002, respectively.

     JPC's operating expenses increased 50.5% and 43.0% in 2003 and 2002, respectively. These increases are primarily due to higher cost of goods sold at Shop Channel resulting from revenue increases of 41.3% and 38.9% during 2003 and 2002, respectively. JPC's SG&A expenses increased 29.8% and 25.1% in 2003 and 2002, respectively. The increases in SG&A were due to growth in the business resulting from additional sales volume at Shop Channel and additional channel offerings.

     Other Equity Method Affiliates. The decreases in revenue, operating cash flow and operating income in 2002 are due primarily to the devaluation of the Argentine peso and the resulting impact on the financial results of Cablevision S.A., which provides broadband services in Argentina.

  Networks Group

     The following table includes information regarding our equity method affiliates, which presentation is not in accordance with GAAP. See "-- Operating Results by Business Group" above.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                             (AMOUNTS IN MILLIONS)
REVENUE
Starz Encore............................................  $   906   $   945   $   863
Discovery(1)............................................    1,995     1,717     1,517
Court TV(1).............................................      193       148       118
GSN(1)..................................................       76        53        37
Other consolidated subsidiaries.........................      208       200       167
                                                          -------   -------   -------
  Combined Networks Group revenue.......................    3,378     3,063     2,702
Eliminate revenue of equity method affiliates...........   (2,264)   (1,918)   (1,672)
                                                          -------   -------   -------
  Consolidated Networks Group revenue...................  $ 1,114   $ 1,145   $ 1,030
                                                          =======   =======   =======
OPERATING CASH FLOW
Starz Encore............................................  $   368   $   371   $   313
Discovery(1)............................................      508       379       286
Court TV(1).............................................       44        (1)       (3)
GSN(1)..................................................        1       (11)      (17)
Other consolidated subsidiaries.........................       13         3        14
                                                          -------   -------   -------
  Combined Networks Group operating cash flow...........      934       741       593
Eliminate operating cash flow of equity method
  affiliates............................................     (553)     (367)     (266)
                                                          -------   -------   -------
  Consolidated Networks Group operating cash flow.......  $   381   $   374   $   327
                                                          =======   =======   =======
OPERATING INCOME (LOSS)
Starz Encore............................................  $   266   $   297   $    68
Discovery(1)............................................      314       169        69
Court TV(1).............................................       14       (18)      (13)
GSN(1)..................................................       (1)      (12)      (17)
Other consolidated subsidiaries.........................      (18)     (108)      (19)
                                                          -------   -------   -------
  Combined Networks Group operating income..............      575       328        88
Eliminate operating income of equity method
  affiliates............................................     (327)     (139)      (39)
                                                          -------   -------   -------
  Consolidated Networks Group operating income..........  $   248   $   189   $    49
                                                          =======   =======   =======

---------------

(1) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at December 31, 2003 are as follows:

Discovery...................................................   50%
Court TV....................................................   50%
GSN.........................................................   50%

     Starz Encore. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors. Prior to 2001, Starz Encore had entered into an affiliation agreement with AT&T Broadband LLC (previously known as Tele-Communications, Inc.), which provided for AT&T Broadband's unlimited access to all of the existing Encore and STARZ! services in exchange for fixed monthly payments to Starz Encore (the "1997 Affiliation Agreement"). The payment from AT&T Broadband was to be adjusted if AT&T acquired or disposed of cable systems, or if Starz Encore's cash programming costs increased or decreased, as the case may be, above or below amounts specified in the agreement. In such cases, AT&T Broadband's payments under the 1997 Affiliation Agreement would have been increased or decreased in an amount equal to a proportion of the excess or shortfall.

     In November 2002, AT&T Broadband completed a transaction with Comcast Corporation and Comcast Holdings Corporation in which AT&T Broadband and Comcast Holdings became wholly-owned subsidiaries of Comcast, and AT&T Broadband was renamed Comcast Cable Holdings, LLC. Upon completion of this transaction, Comcast challenged the validity and enforceability of the 1997 Affiliation Agreement. In September 2003, Starz Encore and Comcast entered into a seven-year agreement (the "2003 Comcast Affiliation Agreement") for the carriage of the STARZ! and Encore movie services on all Comcast owned and operated cable systems (including those of Comcast Cable Holdings). This agreement resolved all of the disputes and litigation that were pending between Starz Encore and Comcast with respect to the 1997 Affiliation Agreement.

     Pursuant to the terms of the 2003 Comcast Affiliation Agreement, Comcast made payments to Starz Encore for Comcast Cable Holdings subscribers for the period from November 2002 to December 31, 2003 based on the per-subscriber rates included in the Comcast consignment agreement that was in effect prior to the execution of the 2003 Comcast Affiliation Agreement. The 2003 Comcast Affiliation Agreement also includes provisions for the distribution of new Starz Encore products in select Comcast systems and provisions for co-operative marketing efforts between Comcast and Starz Encore. Unlike the 1997 Affiliation Agreement, the 2003 Comcast Affiliation Agreement does not include any provision permitting Starz Encore to pass through a portion of its programming costs.

     Starz Encore's revenue decreased 4.1% and increased 9.5% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior years. The 2003 decrease is primarily the net effect of a $77 million reduction in revenue from Comcast Cable Holdings partially offset by a $35 million increase in revenue from other distributors resulting from a 13.6% increase in the number of average subscription units to Starz Encore's services. Substantially all of the increase in the average number of subscription units is attributable to Starz Encore's Thematic Multiplex service, which has lower subscription rates than the other Starz Encore services. The reduction in revenue from Comcast Cable Holdings is the result of a lower effective per-subscriber fee under the Comcast consignment agreement and a decrease in STARZ! subscription units in the Comcast Cable Holdings system partially offset by an increase in subscription units to Starz Encore's other services. The decrease in STARZ! subscription units in these systems is due to the negative effects of changes in marketing efforts and packaging of STARZ! that Comcast implemented prior to the execution of the 2003 Comcast Affiliation Agreement. Comcast, DirecTV and Echostar Communications generated 24.2%, 23.3% and 11.0%, respectively, of Starz Encore's revenue for the year ended December 31, 2003. The 2002 increase in revenue is primarily due to a 24.7% increase in average subscription units from all forms of distribution. Subscription units grew at a faster rate than revenue primarily due to a disproportionate increase in units of Thematic Multiplex channels.

     Starz Encore's average subscription units increased at a slower rate in 2003 as compared to 2002. This trend reflects the impact of the dispute with Comcast described above, as well as the impact of promotional efforts on the part of certain other DTH and cable operators to sell other premium movie services to their customers instead of Starz Encore's offerings. During the third and fourth quarters of 2003, Starz Encore entered into new affiliation agreements with certain multichannel video program distributors, including Comcast and Charter Communications. Under these new affiliation agreements, Starz Encore has obtained more favorable positioning and increased co-operative marketing commitments. Starz Encore is negotiating with its other multichannel video programming distributors to obtain similar positioning and increased co-operative marketing commitments. However, no assurance can be given that these negotiations will be successful.

     Starz Encore's subscription units at December 31, 2003, 2002 and 2001 are presented in the table below. Subscription units for December 31, 2002 reflect certain minor adjustments to conform with the policy adopted by Starz Encore in 2003 of only presenting paying subscription units. Prior to 2003, Starz Encore had included certain of its subscribers receiving the services during free promotional campaigns.

                                                                SUBSCRIPTIONS AT
                                                                  DECEMBER 31,
                                                              ---------------------
SERVICE OFFERING                                              2003    2002    2001
----------------                                              -----   -----   -----
                                                                  (IN MILLIONS)
Thematic Multiplex..........................................  111.4    96.8    76.0
Encore......................................................   21.9    20.9    18.6
Starz!......................................................   12.3    13.2    13.0
Movieplex...................................................    5.4     5.0     6.5
                                                              -----   -----   -----
                                                              151.0   135.9   114.1
                                                              =====   =====   =====

     At December 31, 2003, cable, direct broadcast satellite, and other distribution represented 65.5%, 33.7% and 0.8%, respectively, of Starz Encore's total subscription units.

     Starz Encore's operating expenses increased $22 million or 5.4% and $5 million or 1.2% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. Such increases are due primarily to increases in programming costs, which increased from $358 million in 2002 to $398 million in 2003. In the first quarter of 2003, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million. This reversal partially offset the programming cost increase in 2003. In 2002, Starz Encore's uplink costs decreased $5 million as a result of the completion of Starz Encore's new uplink facility. This decrease partially offset the increase in programming costs.

     Starz Encore estimates that its 2004 programming expense will increase between $170 million and $190 million over amounts expensed in 2003. In addition, Starz Encore expects that programming costs in 2005 will exceed the 2004 costs by approximately $125 million to $175 million. Such increases are based on increases in the expected box office performance of movie titles that will become available to Starz Encore during these periods through its output arrangements with various movie studios. In addition, Starz Encore expects a higher cost per title due to a new rate card for movie titles under certain of its license agreements that will be effective for movies made available to Starz Encore in 2004 and thereafter and amortization of deposits previously made under the output agreements. The portion of increased programming costs that would otherwise have been eligible to be passed through under the 1997 Affiliation Agreement cannot be passed through under the 2003 Comcast Affiliation Agreement. In 2004, Starz Encore is not expected to generate increases in revenue or reductions in other costs in 2004 sufficient to fully offset these cost increases. Accordingly, these increased programming costs are expected to result in a direct reduction to Starz Encore's operating income in 2004. These estimates are subject to a number of assumptions that could change depending on the number of movie titles actually becoming available to Starz Encore and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Encore may differ from the amounts noted above.

     Starz Encore's selling, general and administrative expenses decreased $58 million or 35.0% and increased $19 million or 12.7% during 2003 and 2002, respectively, as compared to the corresponding prior year. The decrease in 2003 is due primarily to a $57 million decrease in sales and marketing expenses and a $7 million decrease in bad debt expense. The decrease in sales and marketing expenses is due to the reduced number of co-operative promotions by certain multichannel television distributors discussed above and the reversal of an accrual recorded in prior years. As noted above, during the third and fourth quarters of 2003, Starz Encore entered into new affiliation agreements with certain multichannel television distributors, including Comcast and Charter Communications. Consequently, Starz Encore anticipates that its co-operative promotions and its sales and marketing expenses will increase in 2004. The higher bad debt expense in 2002 resulted from the bankruptcy filing of Adelphia Communications Corporation. The increase in SG&A expenses in 2002 is due primarily to increases in marketing support, salaries and related payroll expenses, and bad debt expense.

     The decrease in Starz Encore's depreciation and amortization in 2002 is due to the adoption of Statement 142 and the resulting elimination of goodwill amortization.

     Starz Encore has granted phantom stock appreciation rights to certain of its officers and employees. Compensation relating to the phantom stock appreciation rights has been recorded based upon the fair value of Starz Encore as determined by a third-party appraisal. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Encore. Starz Encore's stock compensation decreased in 2003 as a result of a decrease in the estimated equity value of Starz Encore.

     As more fully described above under "-- Consolidated Operating
Results -- Impairment of Long-lived Assets," we recorded a $1,352 million impairment charge in 2003 related to Starz Encore, of which $1,195 million relates to enterprise-level goodwill and is included in Corporate and Other.

     Discovery. Discovery's revenue increased 16.2% and 13.2% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. The 2003 revenue increase was driven by a 22.8% increase in gross advertising revenue and a 11.9% increase in gross affiliate revenue. The increase in advertising revenue in 2003 was primarily due to increased audience delivery in the United States and Europe due to improved ratings and an increase in overall subscribers. Affiliate revenue increased due to the overall subscriber growth combined with subscribers moving from free preview status to paying subscribers at the developing domestic networks. The revenue increase in 2002 was due to a 10.9% increase in gross advertising revenue and a 14.0% increase in gross affiliate revenue. The growth in advertising revenue was caused by an increase in audience delivery both domestically and in Europe combined with an increase in the percentage of advertising spots that were sold. Affiliate revenue grew due to the conversion of free preview subscribers to paying subscribers at various developing networks.

     Discovery's operating expenses increased 7.4% and 13.1% in 2003 and 2002, respectively. Such increases were due primarily to 11.9% and 18.5% increases in programming costs, respectively, as the company continues to invest in newer and more dramatic programming. Discovery's SG&A expenses increased 15.1% and 4.3% in 2003 and 2002, respectively. The increase in 2003 was primarily driven by increased personnel and general and administrative expense domestically, combined with increased marketing and sales related expenses. The 2002 increase was due to growth in personnel and administrative expenses combined with higher domestic sales related expenses.

     Court TV. Court TV's revenue increased 30.4% and 25.4% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. The 2003 increase is due to a 26.8% increase in affiliate revenue and a 45.4% increase in advertising revenue. Advertising revenue increased as a result of a 13.0% increase in primetime ratings combined with a 7.5% increase in subscribers, which also drove the increase in affiliate revenue. The revenue increase in 2002 was due to a 3.7% and 44.2% increase in affiliate and advertising revenue, respectively. The increase in advertising revenue was mainly due to a 6.3% increase in subscribers and a 16.7% increase in primetime ratings.

     Court TV's operating expenses, which are comprised primarily of programming costs, decreased 11.8% in 2003 and increased 32.9% in 2002. The increase in operating costs in 2002 was due to increased programming investments. Operating costs decreased in 2003 due to a reduction in various acquired programming costs combined with a delay in the release of certain original programming. Court TV's SG&A expenses increased 11.0% and 15.6% in 2003 and 2002, respectively. The increases in Court TV's expenses are due to the growth of the business. As a percent of revenue, SG&A expenses decreased from 49.9% in 2002 to 42.5% in 2003 as the company's size is creating more economies of scale.

     GSN. GSN's revenue increased 43.4% and 43.2% for the years ended December 31, 2003 and 2002, respectively, as compared to the corresponding prior year. These increases are due to 30.8% and 30.8% increases in advertising revenue and 60.7% and 71.9% increases in net affiliate revenue. Affiliate revenue increased in both years due to 13.2% and 25.8% growth in subscribers combined with modest rate increases and a decrease in amortized subscriber launch costs. Advertising revenue increased due to an improved audience delivery, stemming from subscriber growth and improved delivery of key demographics, as well as improved sales efforts yielding an increased percentage of inventory sold to advertisers.

     GSN's operating expenses, which are comprised primarily of programming costs, increased 46.7% and 14.8% in 2003 and 2002, respectively, and represented 46.6% and 45.0% of revenue. The increase in operating costs in both years is due to continued investments in programming and interactive functionality. GSN's SG&A expenses decreased 1.1% in 2003 and increased 57.5% in 2002, as compared to the corresponding prior year. As a percent of revenue, SG&A expenses decreased from 75.4% in 2002 to 52.6% in 2003. The increase in SG&A in 2002 was due primarily to increased marketing costs associated with branding the business combined with an increase in general and administrative costs related to the growth in the business.

     Other. Included in the Networks Group consolidated subsidiaries is Maxide Acquisition, Inc. (d/b/a DMX Music), which is principally engaged in programming, distributing, and marketing digital and analog music services to homes and businesses. Operating results for our other Networks consolidated subsidiaries were fairly consistent during the three years presented. The higher operating loss in 2002 is due primarily to a $44 million impairment of long-lived assets related to DMX Music.

LIQUIDITY AND CAPITAL RESOURCES

  CORPORATE

     Although our sources of funds include our available cash balances, net cash from operating activities, and dividend and interest receipts, historically we have been dependent upon our financing activities, proceeds from asset sales and monetization of our public investment portfolio, including derivative instruments, to generate sufficient cash resources to meet our future cash requirements and planned commitments. During 2003, we issued $1,750 million principal amount of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. We received cash proceeds of $1,715 million upon issuance of the exchangeable debentures after related offering costs. In addition, during 2003 we (i) issued $1,000 million face amount of senior notes with an interest rate of 5.70% for net cash proceeds of approximately $990 million, (ii) received cash proceeds of $3,629 million upon the sale of assets and the settlement of financial instruments related to certain of our available-for-sale securities and (iii) received premium proceeds of $783 million from the origination of financial instruments.

     Our uses of cash in recent years include investments in and advances to affiliates and debt repayments. In this regard, our investments in and advances to cost and equity method affiliates aggregated $2,593 million and $458 million, respectively, during the year ended December 31, 2003. Included in the foregoing amounts is $1,166 million invested in InterActiveCorp pursuant to contractual pre-emptive rights and $388 million invested in J-COM. Other uses of cash in 2003 include debt repayments of $3,508 million, cash paid for acquisitions of $711 million and stock repurchases of $437 million.

     In November 2003, we announced our intention to reduce our outstanding consolidated debt balance by approximately $4.5 billion by the end of 2005. We initiated the debt reduction plan during the fourth quarter of 2003 by (i) redeeming $1.0 billion of floating rate notes that had been issued to Comcast,
(ii) repaying $934 million of outstanding bank debt of our wholly-owned subsidiaries, and (iii) retiring approximately $578 million of other outstanding corporate indebtedness.

     Our liquidity needs in 2004 include an approximate $1.0 billion reduction in our corporate indebtedness pursuant to our debt reduction plan, as well as continued funding of our existing investees as they develop and expand their businesses. We currently anticipate such cash investments to aggregate $1,400 million to $1,700 million in 2004. Included in the foregoing estimate is approximately $600 million that we invested in UGC in the first quarter of 2004 to (1) exercise our pre-emptive rights and (2) participate in UGC's rights offering and approximately $450 million that we invested in News Corp. We may also invest additional amounts in new or existing ventures. However, we are unable to quantify such investments at this time. We also expect our subsidiaries to spend approximately $340 million for capital expenditures in 2004, including $180 million by QVC, which amounts we expect to be funded by the cash flows of the respective subsidiary.

     We expect that these investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, proceeds from equity collar expirations and dispositions of non-strategic assets. In this regard, we expect to receive cash proceeds of $547 million in 2004, $1,311 million in 2005, $744 million in 2006, $389 million in 2007, $405 million in 2008, and $4,267 million thereafter upon settlement of our AFS Derivatives. The foregoing amounts assume we physically settle all derivatives and exclude any provision for income taxes. With the repayment of the bank debt of our wholly-owned subsidiaries and our acquisition of the controlling interest in QVC, we also expect to have access to the cash generated by the operating activities of our subsidiaries to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.

     Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow funds equal to the present value of future put option proceeds (which we refer to as the PV Amount) at a rate equal to LIBOR at the time of borrowing. As of December 31, 2003, such amount aggregated approximately $3,922 million. We may also borrow the difference between the PV Amount and future put option proceeds at a rate equal to LIBOR plus our applicable credit spread at the time of borrowing. As of December 31, 2003, this amount aggregated approximately $936 million.

     Subsequent to our November 2003 announcement regarding our intention to reduce our outstanding indebtedness, Standard and Poor's Securities, Inc., Fitch Investors Service, L.P. and Moody's Investors Service, Inc. each affirmed its respective rating for our senior debt at the lowest level of investment grade with a stable outlook. None of our existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in our credit rating. However, any such downgrade could adversely affect our access to the public debt markets and our overall cost of future borrowings.

     Based on currently available information, we expect to receive approximately $100 million in dividend and interest income during the year ended December 31, 2004. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $470 million during the year ended December 31, 2004, primarily all of which relates to parent company debt.

  SUBSIDIARIES

     At December 31, 2003, Starz Encore had no amounts outstanding and $325 million available pursuant to its bank credit facility. This bank credit facility contains provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by Starz Encore. At December 31, 2003, our subsidiary that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The subsidiary will not be able to repay its debt when the forbearance agreement expires and is currently considering its financing options. The outstanding balance of the subsidiary's bank facility was $89 million at December 31, 2003. All other consolidated subsidiaries were in compliance with their debt covenants at December 31, 2003. Starz Encore's ability to borrow the unused capacity noted above is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

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

     UGC. UGC and its significant operating subsidiaries have incurred losses since their formation, as they have attempted to expand and develop their businesses and introduce new services.

     On September 3, 2003, United Pan-Europe Communications N.V. ("UPC"), a consolidated subsidiary of UGC, completed a restructuring of its debt instruments and emerged from bankruptcy. Under the terms of the restructuring, approximately $5.4 billion of UPC's debt was exchanged for equity of UGC Europe, Inc., a new holding company of UPC. Upon consummation, UGC received approximately 65.5% of UGC Europe's equity in exchange for UPC debt securities that it owned; third-party noteholders received approximately 32.5% of UGC Europe's equity; and existing preferred and ordinary shareholders, including UGC, received 2% of UGC Europe's equity. In January 2004, UGC also amended the E3,500 million bank facility of UGC Europe to, among other things, adjust certain financial covenants which require UGC Europe to maintain specified minimum or maximum financial ratios, reschedule payment maturities, reset interest rates on various tranches of indebtedness and to permit additional borrowings in certain instances. At December 31, 2003 there was approximately E2,900 million outstanding on this facility.

     On December 18, 2003, UGC completed its offer to exchange shares of its Class A common stock for 13 million outstanding shares of UGC Europe common stock that it did not already own. Upon completion of the exchange offer, UGC owned 92.7% of the outstanding shares of UGC Europe common stock. On December 19, 2003, UGC effected a "short-form" merger with UGC Europe. In the short-form merger each share of UGC Europe common stock not tendered in the exchange offer was converted into the right to receive the same consideration offered in the exchange offer, and UGC acquired the remaining 7.3% of UGC Europe.

     At December 31, 2003, we owned approximately 307 million shares of UGC common stock, which represents an approximate 52% economic interest and a 90% voting interest in UGC. Due to certain voting and standstill arrangements, we were unable to exercise control of UGC, and accordingly, we used the equity method of accounting for our investment.

     On January 5, 2004, we completed a transaction pursuant to which UGC's founding shareholders (the "Founders") transferred 8.2 million shares of UGC Class B common stock to us in exchange for 12.6 million shares of our Series A common stock and a cash payment of approximately $13 million. Upon closing of the exchange, the restrictions on the exercise by us of our voting power with respect to UGC terminated, and we gained voting control of UGC. Accordingly, UGC will be included in our consolidated financial position and results of operations beginning January 2004. We have entered into a new Standstill Agreement with UGC that limits our ownership of UGC common stock to 90 percent of the outstanding common stock unless we make an offer or effect another transaction to acquire all outstanding UGC common stock. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with us.

     In January 2004, we also purchased an additional 18.3 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to us pursuant to our standstill agreement with UGC. The $140 million purchase price for such shares was comprised of (1) the cancellation of indebtedness due from subsidiaries of UGC to certain of our subsidiaries in the amount of $104 million (including accrued interest) and (2) $36 million in cash.

     Also in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC's Class A, Class B and Class C common stock received .28 transferable subscription rights to purchase a like class of common stock for each share of common stock owned by them on January 21, 2004. The rights offering originally expired on February 6, 2004, but was subsequently extended to February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering and expects to use such cash proceeds for working capital and general corporate purposes, including future acquisitions and repayment of outstanding indebtedness. As a holder of UGC Class A, Class B and Class C common stock, we participated in the rights offering and exercised our rights to purchase 94.1 million shares for a total cash purchase price of $565 million. Subsequent to the foregoing transactions, we own approximately 55% of UGC's common stock representing approximately 92% of the voting power of UGC's shares.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at December 31, 2003 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2003 is payable as follows: $177 million in 2004 and $48 million in 2005.

     Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at December 31, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $558 million in 2004; $231 million in 2005; $140 million in 2006; $112 million in 2007; $108 million in 2008 and $233 million thereafter.

     Starz Encore is also obligated to pay fees for films that are released by certain producers through 2010 when these films meet certain criteria described in the studio output agreements. The actual contractual amount to be paid under these agreements is not known at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated $398 million, $358 million and $354 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the first studio elects to extend its contract, Starz Encore has agreed to pay the studio $60 million within five days of the studio's notice to extend. The studio is required to exercise its option by December 31, 2004. If the second studio elects to extend its contract, Starz Encore has agreed to pay the studio a total of $190 million in four annual installments. The studio is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to the studios would be amortized ratably over the term of the respective output agreement extension.

     Liberty guarantees Starz Encore's film licensing obligations under certain of its studio output agreements. At December 31, 2003, Liberty's guarantee for studio output obligations for films released by such date aggregated $799 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

     At December 31, 2003, Liberty guaranteed Y14.4 billion ($134 million) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to Y10 billion ($93 million at December 31, 2003) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004.

     We have also guaranteed various leases, loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At December 31, 2003, the Guaranteed Obligations aggregated approximately $160 million and are not reflected in our balance sheet at December 31, 2003. Currently, we are not certain of the likelihood of being required to perform under such guarantees.

     Information concerning the amount and timing of required payments under our contractual obligations is summarized below:

                                                       PAYMENTS DUE BY PERIOD
                                        -----------------------------------------------------
                                                  LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                  TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                 -------   ---------   ---------   ---------   -------
                                                        (AMOUNTS IN MILLIONS)
Long-term debt(1).....................  $12,034    $  117      $3,684      $1,770     $6,463
Long-term derivative instruments......    1,756        --         472         555        729
Operating lease obligations...........      402        82         122          78        120
Film licensing obligations............    1,607       735         419         220        233
Purchase orders and other
  obligations.........................      788       788          --          --         --
Other long-term liabilities...........      108        --         108          --         --
                                        -------    ------      ------      ------     ------
Total contractual payments............  $16,695    $1,722      $4,805      $2,623     $7,545
                                        =======    ======      ======      ======     ======

---------------

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

     Pursuant to a tax sharing agreement between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $555 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability. In the event AT&T generates ordinary losses in 2003 or capital losses in 2003 or 2004 and is able to carry back such losses to offset taxable income previously offset by our losses, we may be required to refund as much as $333 million of these cash payments. We are currently unable to determine the likelihood that we will be required to make any refund payments to AT&T.

     AT&T, as the successor to TCI, was the subject of an Internal Revenue Service ("IRS") audit for the 1993-1999 tax years. The IRS notified AT&T and us that it was proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS, AT&T and we have reached an agreement whereby AT&T will recognize additional income of $94 million with respect to this matter, and no penalties will be assessed. Pursuant to the tax sharing agreement between us and AT&T, we may be obligated to reimburse AT&T for any tax that is ultimately assessed as a result of this agreement. We are currently unable to estimate any such tax liability and resulting reimbursement, but we believe that any such reimbursement will not be material to our financial position.

     In connection with agreements for the sale of certain assets, we typically retain liabilities that relate to events occurring prior to the sale, such as tax, environmental, litigation and employment matters. We generally indemnify the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by us. These types of indemnification guarantees typically extend for a number of years. We are unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

     We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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

     Carrying Value of Investments. Our cost and equity method investments comprise 36.9% and 9.9%, respectively, of our total assets at December 31, 2003 and 36.2% and 18.6%, respectively, at December 31, 2002. We account for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement of Financial Accounting Standards No. 142 and Accounting Principles Board Opinion No. 18. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary or "nontemporary." If a decline in fair value is determined to be nontemporary, we are required to reflect such decline in our statement of operations. Nontemporary declines in fair value of our cost investments are recognized on a separate line in our statement of operations, and nontemporary declines in fair value of our equity method investments are included in share of losses of affiliates in our statement of operations.

     The primary factors we consider in our determination of whether declines in fair value are nontemporary are the length of time that the fair value of the investment is below our carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded investments is based on the market price of the security at the balance sheet date. We estimate the fair value of our other cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

     Our evaluation of the fair value of our investments and any resulting impairment charges are determined as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our statement of operations in the period in which they occur to the extent such decreases are deemed to be nontemporary. Subsequent increases in fair value will be recognized in our statement of operations only upon our ultimate disposition of the investment.

     At December 31, 2003, we had no unrealized losses related to our available-for-sale securities.

     Accounting for Acquisitions. We acquired QVC in 2003 and OpenTV in 2002. We account for all acquisitions of companies such as these pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations," which prescribes the purchase method of accounting for business combinations. Pursuant to Statement 141, the purchase price is allocated to all of the assets and liabilities of the acquired company, based on their respective fair values. Any excess purchase price over the estimated fair value of the net assets is recorded as goodwill.

     In determining fair value, we are required to make estimates and assumptions that affect the recorded amounts. To assist in this process, we often engage third party valuation specialists to value certain of the assets and liabilities. Estimates used in these valuations may include expected future cash flows (including timing thereof), market rate assumptions for contractual obligations, expected useful lives of tangible and intangible assets and appropriate discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain.

     The allocation of the purchase price to tangible and intangible assets impacts our statement of operations due to the amortization of these assets. With respect to the acquisition of QVC, the total purchase price of $7.9 billion was allocated to QVC's net assets based on their estimated fair values as determined by an independent valuation firm. QVC's more significant intangible assets included customer relationships and cable and satellite distribution rights, which are amortized over their respective useful lives, and trademarks, which have an indefinite useful life and are not amortized. We also allocated a portion of the purchase price to goodwill, which is not amortized. We estimate that amortization expense related to the amortizable intangible assets will be $312 million annually. If the allocation to QVC's amortizable assets had been 10% or $436 million more and the allocation to tradmarks and goodwill had been $436 million less, our annual amortization expense would be $31 million higher.

     Accounting for Derivative Instruments. We use various derivative instruments, including equity collars, narrow-band collars, put spread collars, written put and call options, interest rate swaps and foreign exchange contracts, to manage fair value and cash flow risk associated with many of our investments, some of our debt and transactions denominated in foreign currencies. We account for these derivative instruments pursuant to Statement 133 and Statement of Financial Accounting Standards No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement 133 and Statement 149 require that all derivative instruments be recorded on the balance sheet at fair value. Changes in derivatives designated as cash flow hedges are recorded in other comprehensive income. Changes in derivatives designated as fair value hedges and changes in derivatives not designated as hedges are included in realized and unrealized gains (losses) on derivative instruments in our statement of operations.

     We use the Black-Scholes model to estimate the fair value of our derivative instruments that we use to manage market risk related to certain of our available-for-sale securities. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. We obtain volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. We obtain a discount rate at the inception of the derivative instrument and update such rate each reporting period based on our estimate of the discount rate at which we could currently settle the derivative instrument. At December 31, 2003, the expected volatilities used to value our AFS Derivatives generally ranged from 25% to 56% and the discount rates ranged from 1.46% to 4.86%. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of our derivative instruments may differ materially from these estimates.

     Changes in our assumptions regarding (1) the discount rate and (2) the volatility rates of the underlying securities that are used in the Black-Scholes model would have the most significant impact on the valuation of our AFS Derivatives. The table below summarizes changes in these assumptions and the resulting impacts on our estimate of fair value.

                                                          ESTIMATED AGGREGATE
                                                           FAIR VALUE OF AFS    DOLLAR VALUE
ASSUMPTION                                                    DERIVATIVES          CHANGE
----------                                                -------------------   ------------
                                                                (AMOUNTS IN MILLIONS)
As recorded at December 31, 2003........................        $2,605
25% increase in discount rate...........................        $2,403             $(202)
25% decrease in discount rate...........................        $2,818             $ 213
25% increase in expected volatilities...................        $2,569             $ (36)
25% decrease in expected volatilities...................        $2,646             $  41

     Utilization of the Equity Method of Accounting for our Investment in UGC. At December 31, 2003, we owned approximately 52% of UGC's outstanding equity representing approximately 90% of the voting power of UGC's common stock. UGC's operating and financial decisions are controlled by its Board of Directors. We held substantially all of our voting interest in UGC through Class C common shares of which we were the only Class C shareholder. Under UGC's certificate of incorporation, the Class C shareholders are entitled to elect only 4 of the 12 directors. The UGC Founders had effective control to elect the remaining 8 directors through their ownership of UGC's Class B shares. Our ability to convert our Class C shares into Class B shares and to elect a majority of UGC's Board of Directors following such conversion was limited by the terms of such shares and by a standstill agreement which was in effect until June 2010. While an earlier termination of the standstill agreement was possible in the event that the UGC Founders reduce their interests in Class B shares below certain specified levels, it was outside our control to effect such an early termination. The Class C shares had approval rights over certain material transactions and related party matters which were considered protective in nature.

     As a result of the aforementioned governance arrangements, we determined that our voting interest was not sufficient to allow us to control UGC and therefore apply consolidation accounting with respect to our investment in UGC. We did consider our Class C shareholder rights sufficient to exert significant influence over the financial and operating policies of UGC, and accordingly, we applied the equity method of accounting for this investment.

     On January 5, 2004, we completed a transaction pursuant to which the UGC Founders transferred 8.2 million shares of UGC Class B common stock to us in exchange for 12.6 million shares of our Series A common stock and a cash payment of approximately $13 million. Upon closing of the exchange, the restrictions on our right to exercise our voting power with respect to UGC were terminated, and we gained voting control of UGC. Accordingly, we will begin consolidating UGC's results of operations and financial position in January 2004. We are currently in the process of quantifying the appropriate purchase accounting and consolidation adjustments related to UGC, and we expect the application of consolidation accounting for UGC will have a significant effect on our financial position and results of operations.

     Carrying Value of Long-lived Assets. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") also comprise a significant portion of our total assets at December 31, 2003 and 2002. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No.
144. These accounting standards require that we periodically, or upon the occurrence of certain triggering events, assess the recoverability of our long-lived assets. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

     Starz Encore received an independent third party valuation in connection with its annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of Starz Encore, indicated that the fair value of this reporting unit was less than its carrying value including goodwill. This reporting unit fair value was then used to calculate an implied value of the goodwill related to Starz Encore. The $1,352 million excess of the carrying amount of the goodwill (including $1,195 million of allocated enterprise-level goodwill) over its implied value has been recorded as an impairment charge in the fourth quarter of 2003. The reduction in the value of Starz Encore reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of Starz Encore's services and (2) lower per subscriber rates under the new affiliation agreement with Comcast, as compared to the payments required under the 1997 AT&T Broadband Affiliation Agreement (including the programming pass through provision).

     Due to the slow-down in the movie and television industries in 2002 and 2001, Ascent Media recorded long-lived asset impairment charges of $84 million and $313 million, respectively. In 2002 and 2001, we also recorded impairment charges of $99 million and $75 million, respectively, the majority of which is due to adverse economic conditions that affected our subsidiaries and affiliates in South America; and we recorded a $92 million impairment charge in 2002 related to OpenTV Corp due to slower than expected growth in the interactive television industry and cutbacks in capital expenditures by broadband service providers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and our investments in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

     We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of December 31, 2003, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,168 million, which had a weighted average stated interest rate of 4.68%. Our variable rate debt of $3,807 million had a weighted average interest rate of 2.31% at December 31, 2003. Had market interest rates been 100 basis points higher (representing an approximate 43% increase over our variable rate debt effective cost of borrowing) throughout the year ended December 31, 2003, we would have recognized approximately $27 million of additional interest expense. Had the estimated value of the call option obligations associated with our senior exchangeable debentures been 10% higher during the year ended December 31, 2003, we would have recognized an additional unrealized loss on derivative instruments of $99 million. For additional information regarding the impacts of changes in discount rates and volatilities on our derivative instruments, see "Critical Accounting Policies-Accounting for Derivatives."

     We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars, narrow-band collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide us with a put option that gives us the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally are equally priced at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases we receive cash equal to the difference between such fair values.

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

                                                    ESTIMATED AGGREGATE FAIR VALUE
                                           -------------------------------------------------
                                                          PUT
                                             EQUITY     SPREAD      PUT      CALL
                                           COLLARS(1)   COLLARS   OPTIONS   OPTIONS   TOTAL
                                           ----------   -------   -------   -------   ------
                                                         (AMOUNTS IN MILLIONS)
Fair value at December 31, 2003..........    $3,066      $331      $(774)    $(18)    $2,605
5% increase in market prices.............    $2,940      $330      $(742)    $(24)    $2,504
10% increase in market prices............    $2,815      $327      $(709)    $(30)    $2,403
5% decrease in market prices.............    $3,190      $333      $(807)    $(12)    $2,704
10% decrease in market prices............    $3,315      $334      $(840)    $ (7)    $2,802

---------------

(1) Includes narrow-band collars.

     At December 31, 2003, the fair value of our available-for-sale securities was $19,875 million. Had the market price of such securities been 10% lower at December 31, 2003, the aggregate value of such securities would have been $1,988 million lower resulting in an increase to unrealized losses in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at December 31, 2003, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

     Investments in and advances to our foreign affiliates are denominated in foreign currencies. Therefore, we are exposed to changes in foreign currency exchange rates. We do not hedge the majority of our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. However, in order to reduce our foreign currency exchange risk related to our recent investment in J-COM, we have entered into forward sale contracts with respect to Y20,802 million ($194 million at December 31, 2003). In addition to the forward sale contracts, we entered into collar agreements with respect to Y28,785 million ($268 million at ]December 31, 2003). These collar agreements have a remaining term of approximately one year, an average call price of 108 yen/U.S. dollar and an average put price of 125 yen/U.S. dollar. During 2003, we had unrealized losses of $23 million related to our yen contracts. We continually evaluate our foreign currency exposure based on current market conditions and the business environment in each country in which we operate.

     From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At December 31, 2003, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $314 million ($200 million of which related to our senior notes and debentures). As of such date, we had posted cash collateral equal to $35 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $279 million.

     We periodically assess the effectiveness of our derivative financial instruments. With regard to interest rate swaps, we monitor the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. We believe that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying debt facilities. With regard to equity collars, we monitor historical market trends relative to values currently present in the market. We believe that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying assets. These measures allow our management to measure the success of its use of derivative instruments and to determine when to enter into or exit from derivative instruments.

     Our derivative instruments are executed with counterparties who are well known major financial institutions with high credit ratings. While we believe these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect ourselves against credit risk associated with these counterparties we generally:

     - execute our derivative instruments with several different counterparties, and

     - execute equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating for its senior secured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

     Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

     Our counterparty credit risk by financial institution is summarized below:

                                                                AGGREGATE FAIR VALUE OF
                                                               DERIVATIVE INSTRUMENTS AT
COUNTERPARTY                                                       DECEMBER 31, 2003
------------                                                   -------------------------
                                                                 (AMOUNTS IN MILLIONS)
Counterparty A..............................................            $  998
Counterparty B..............................................               784
Counterparty C..............................................               692
Counterparty D..............................................               500
Counterparty E..............................................               316
Other.......................................................               523
                                                                        ------
                                                                        $3,813
                                                                        ======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-33. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Liberty Media Corporation:

     We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002 and for derivative financial instruments in 2001.

                                          KPMG LLP

Denver, Colorado
March 12, 2004

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                2003       2002
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                   MILLIONS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,063   $  2,170
  Short-term investments (note 6)...........................       265        107
  Trade and other receivables, net..........................     1,100        362
  Inventory, net............................................       588         --
  Prepaid expenses and program rights.......................       533        355
  Derivative instruments (note 7)...........................       543      1,165
  Deferred income tax assets (note 10)......................       256        286
  Other current assets......................................        71         55
                                                              --------   --------
    Total current assets....................................     6,419      4,500
                                                              --------   --------
Investments in available-for-sale securities and other cost
  investments (note 6)......................................    19,949     14,369
Long-term derivative instruments (note 7)...................     3,270      4,392
Investments in affiliates, accounted for using the equity
  method, and related receivables (note 5)..................     5,354      7,390
Property and equipment, at cost.............................     2,076      1,219
Accumulated depreciation....................................      (568)      (304)
                                                              --------   --------
                                                                 1,508        915
                                                              --------   --------
Intangible assets not subject to amortization (notes 2 and
  4):
  Goodwill..................................................     9,437      6,812
  Trademarks................................................     2,385         --
  Franchise costs...........................................       163        163
                                                              --------   --------
                                                                11,985      6,975
                                                              --------   --------
Intangible assets subject to amortization (note 4)..........     5,672      1,246
Accumulated amortization....................................      (733)      (632)
                                                              --------   --------
                                                                 4,939        614
                                                              --------   --------
Other assets, at cost, net of accumulated amortization......       589        530
                                                              --------   --------
    Total assets............................................  $ 54,013   $ 39,685
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    431   $    133
  Accrued interest payable..................................       153        125
  Other accrued liabilities.................................       878        308
  Accrued stock compensation (note 13)......................       205        659
  Program rights payable....................................       177        128
  Derivative instruments (note 7)...........................       875         19
  Current portion of debt (note 9)..........................       117        655
                                                              --------   --------
    Total current liabilities...............................     2,836      2,027
                                                              --------   --------
Long-term debt (note 9).....................................     9,482      4,316
Long-term derivative instruments (note 7)...................     1,756      1,469
Deferred income tax liabilities (note 10)...................    10,506      6,751
Other liabilities...........................................       298        189
                                                              --------   --------
    Total liabilities.......................................    24,878     14,752
                                                              --------   --------
Minority interests in equity of subsidiaries................       293        219
Obligation to redeem common stock (note 11).................        --         32
Stockholders' equity (note 11):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued and outstanding................        --         --
  Series A common stock $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,669,835,166 shares at December 31, 2003 and
    2,476,953,566 shares at December 31, 2002...............        27         25
  Series B common stock $.01 par value. Authorized
    400,000,000 shares; issued and outstanding 217,100,515
    shares at December 31, 2003 and 212,044,128 shares at
    December 31, 2002.......................................         2          2
  Additional paid-in capital................................    39,001     36,498
  Accumulated other comprehensive earnings, net of taxes
    (note 15)...............................................     3,201        226
  Unearned compensation (note 13)...........................       (98)        --
  Accumulated deficit.......................................   (13,291)   (12,069)
                                                              --------   --------
    Total stockholders' equity..............................    28,842     24,682
                                                              --------   --------
Commitments and contingencies (note 17)
    Total liabilities and stockholders' equity..............  $ 54,013   $ 39,685
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003      2002       2001
                                                              -------   -------   --------
                                                                 (AMOUNTS IN MILLIONS,
                                                               EXCEPT PER SHARE AMOUNTS)
Revenue:
  Net sales from electronic retailing.......................  $ 1,973   $    --   $     --
  Programming and other services............................    2,055     2,084      2,059
                                                              -------   -------   --------
                                                                4,028     2,084      2,059
                                                              -------   -------   --------
Operating costs and expenses:
  Cost of sales -- electronic retailing services............    1,258        --         --
  Operating.................................................    1,298     1,077      1,103
  Selling, general and administrative ("SG&A")..............      640       583        579
  Stock compensation -- SG&A (note 13)......................      (84)      (51)       132
  Depreciation..............................................      225       193        209
  Amortization..............................................      285       191        775
  Impairment of long-lived assets (note 2)..................    1,362       275        388
                                                              -------   -------   --------
                                                                4,984     2,268      3,186
                                                              -------   -------   --------
       Operating loss.......................................     (956)     (184)    (1,127)
Other income (expense):
  Interest expense..........................................     (539)     (423)      (525)
  Dividend and interest income..............................      189       209        272
  Share of earnings (losses) of affiliates, net (note 5)....       58      (453)    (4,906)
  Nontemporary declines in fair value of investments (note
     6).....................................................      (29)   (6,053)    (4,101)
  Realized and unrealized gains (losses) on derivative
     instruments, net (note 7)..............................     (649)    2,122       (174)
  Gains (losses) on dispositions, net (notes 5 and 6).......    1,128      (415)      (310)
  Other, net................................................      (52)       (4)       (11)
                                                              -------   -------   --------
                                                                  106    (5,017)    (9,755)
                                                              -------   -------   --------
     Loss before income taxes and minority interest.........     (850)   (5,201)   (10,882)
Income tax benefit (expense) (note 10)......................     (374)    1,702      3,908
Minority interests in losses of subsidiaries................        2        38        226
                                                              -------   -------   --------
     Loss before cumulative effect of accounting change.....   (1,222)   (3,461)    (6,748)
Cumulative effect of accounting change, net of taxes (note
  2)........................................................       --    (1,869)       545
                                                              -------   -------   --------
     Net loss...............................................  $(1,222)   (5,330)    (6,203)
                                                              =======   =======   ========
Loss per common share (note 2):
  Basic and diluted loss before cumulative effect of
     accounting change......................................  $  (.44)  $ (1.34)  $  (2.61)
  Cumulative effect of accounting change, net of taxes......       --      (.72)       .21
                                                              -------   -------   --------
  Basic and diluted net loss................................  $  (.44)  $ (2.06)  $  (2.40)
                                                              =======   =======   ========
Number of common shares outstanding.........................    2,748     2,590      2,588
                                                              =======   =======   ========

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                 (AMOUNTS IN MILLIONS)
Net loss....................................................  $(1,222)  $(5,330)  $(6,203)
                                                              -------   -------   -------
Other comprehensive earnings (loss), net of taxes (note 15):
  Foreign currency translation adjustments..................      149      (101)     (357)
  Unrealized holding gains (losses) arising during the
     period.................................................    3,454    (4,111)   (1,013)
  Recognition of previously unrealized losses (gains) on
     available-for-sale securities, net.....................     (628)    3,598     2,694
  Cumulative effect of accounting change (note 2)...........       --        --       (87)
                                                              -------   -------   -------
  Other comprehensive earnings (loss).......................    2,975      (614)    1,237
                                                              -------   -------   -------
Comprehensive earnings (loss)...............................  $ 1,753   $(5,944)  $(4,966)
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                    COMMON STOCK         ADDITIONAL    COMPREHENSIVE
                                   PREFERRED   -----------------------    PAID-IN     EARNINGS (LOSS),     UNEARNED
                                     STOCK       SERIES A     SERIES B    CAPITAL       NET OF TAXES     COMPENSATION
                                   ---------   ------------   --------   ----------   ----------------   ------------
                                                                 (AMOUNTS IN MILLIONS)
Balance at January 1, 2001.......    $  --         $--         $  --      $35,042          $ (397)          $  --
  Net loss.......................       --          --            --           --              --              --
  Other comprehensive earnings...       --          --            --           --           1,237              --
  Issuance of common stock upon
    consummation of Split Off
    Transaction (note 8).........       --          24             2          (26)             --              --
  Contribution from AT&T upon
    consummation of Split Off
    Transaction (note 8).........       --          --            --          803              --              --
  Accrual of amounts due to AT&T
    for taxes on deferred
    intercompany gains (note
    8)...........................       --          --            --         (115)             --              --
  Losses in connection with
    issuances of stock by
    subsidiaries and affiliates,
    net of taxes.................       --          --            --           (8)             --              --
  Utilization of net operating
    losses of Liberty by AT&T
    prior to Split Off
    Transaction (note 8).........       --          --            --           (2)             --              --
  Stock option exercises and
    issuance of restricted stock
    prior to Split Off
    Transaction..................       --          --            --          302              --              --
                                     -----         ---         -----      -------          ------           -----
Balance at December 31, 2001.....       --          24             2       35,996             840              --
  Net loss.......................       --          --            --           --              --              --
  Other comprehensive loss.......       --          --            --           --            (614)             --
  Issuance of common stock for
    acquisitions.................       --          --            --          195              --              --
  Issuance of common stock
    pursuant to rights
    offering.....................       --           1            --          617              --              --
  Purchases of Liberty Series A
    common stock.................       --          --            --         (281)             --              --
  Liberty Series A common stock
    put options, net of cash
    received (note 11)...........       --          --            --          (29)             --              --
                                     -----         ---         -----      -------          ------           -----
Balance at December 31, 2002.....       --          25             2       36,498             226              --
  Net loss.......................       --          --            --           --              --              --
  Other comprehensive earnings...       --          --            --           --           2,975              --
  Issuance of Series A common
    stock for acquisitions.......       --           2            --        2,654              --              --
  Issuance of Series A common
    stock for cash...............       --          --            --          141              --              --
  Purchases of Liberty Series A
    common stock.................       --          --            --         (437)             --              --
  Issuance of restricted stock...       --          --            --          102              --            (102)
  Amortization of deferred
    compensation.................       --          --            --           --              --               4
  Liberty Series A common stock
    put options, net of cash
    received (note 11)...........       --          --            --           37              --              --
  Gain in connection with the
    issuance of stock of a
    subsidiary...................       --          --            --            6              --              --
                                     -----         ---         -----      -------          ------           -----
Balance at December 31, 2003.....    $  --         $27         $   2      $39,001          $3,201           $ (98)
                                     =====         ===         =====      =======          ======           =====


                                                     TOTAL
                                   ACCUMULATED   STOCKHOLDERS'
                                     DEFICIT        EQUITY
                                   -----------   -------------
                                      (AMOUNTS IN MILLIONS)
Balance at January 1, 2001.......   $   (536)       $34,109
  Net loss.......................     (6,203)        (6,203)
  Other comprehensive earnings...         --          1,237
  Issuance of common stock upon
    consummation of Split Off
    Transaction (note 8).........         --             --
  Contribution from AT&T upon
    consummation of Split Off
    Transaction (note 8).........         --            803
  Accrual of amounts due to AT&T
    for taxes on deferred
    intercompany gains (note
    8)...........................         --           (115)
  Losses in connection with
    issuances of stock by
    subsidiaries and affiliates,
    net of taxes.................         --             (8)
  Utilization of net operating
    losses of Liberty by AT&T
    prior to Split Off
    Transaction (note 8).........         --             (2)
  Stock option exercises and
    issuance of restricted stock
    prior to Split Off
    Transaction..................         --            302
                                    --------        -------
Balance at December 31, 2001.....     (6,739)        30,123
  Net loss.......................     (5,330)        (5,330)
  Other comprehensive loss.......         --           (614)
  Issuance of common stock for
    acquisitions.................         --            195
  Issuance of common stock
    pursuant to rights
    offering.....................         --            618
  Purchases of Liberty Series A
    common stock.................         --           (281)
  Liberty Series A common stock
    put options, net of cash
    received (note 11)...........         --            (29)
                                    --------        -------
Balance at December 31, 2002.....    (12,069)        24,682
  Net loss.......................     (1,222)        (1,222)
  Other comprehensive earnings...         --          2,975
  Issuance of Series A common
    stock for acquisitions.......         --          2,656
  Issuance of Series A common
    stock for cash...............         --            141
  Purchases of Liberty Series A
    common stock.................         --           (437)
  Issuance of restricted stock...         --             --
  Amortization of deferred
    compensation.................         --              4
  Liberty Series A common stock
    put options, net of cash
    received (note 11)...........         --             37
  Gain in connection with the
    issuance of stock of a
    subsidiary...................         --              6
                                    --------        -------
Balance at December 31, 2003.....   $(13,291)       $28,842
                                    ========        =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                 (AMOUNTS IN MILLIONS)
                                                                     (SEE NOTE 3)
Cash flows from operating activities:
  Net loss..................................................  $(1,222)  $(5,330)  $(6,203)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Cumulative effect of accounting change, net of taxes....       --     1,869      (545)
    Depreciation and amortization...........................      510       384       984
    Impairment of long-lived assets.........................    1,362       275       388
    Stock compensation......................................      (84)      (51)      132
    Payments of stock compensation..........................     (360)     (117)     (244)
    Share of losses (earnings) of affiliates, net...........      (58)      453     4,906
    Nontemporary decline in fair value of investments.......       29     6,053     4,101
    Realized and unrealized losses (gains) on derivative
      instruments, net......................................      649    (2,122)      174
    Losses (gains) on disposition of assets, net............   (1,128)      415       310
    Minority interests in losses of subsidiaries............       (2)      (38)     (226)
    Deferred income tax expense (benefit)...................      312    (1,711)   (3,613)
    Intergroup tax allocation...............................       --        --      (222)
    Payments from (to) AT&T pursuant to tax sharing
      agreement.............................................       --       (26)      166
    Other noncash charges...................................      136        32        40
    Changes in operating assets and liabilities, net of the
      effect of acquisitions and dispositions:
         Receivables........................................     (184)      (22)       30
         Inventory..........................................      (14)       --        --
         Prepaid expenses and other current assets..........     (141)      (77)     (148)
         Payables and other current liabilities.............      183        14        (4)
                                                              -------   -------   -------
           Net cash provided (used) by operating
               activities...................................      (12)        1        26
                                                              -------   -------   -------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................    2,457     1,040       471
  Premium proceeds from origination of derivative
    instruments.............................................      783       521       383
  Proceeds from settlement of derivative instruments........    1,172       410       366
  Investments in and loans to equity affiliates.............     (458)     (736)   (1,031)
  Investments in and loans to cost investees................   (2,593)     (491)   (1,548)
  Cash paid for acquisitions, net of cash acquired..........     (711)      (44)     (113)
  Capital expended for property and equipment...............     (178)     (189)     (358)
  Net sales of short term investments.......................      162       148       346
  Other investing activities, net...........................      (40)       19        (5)
                                                              -------   -------   -------
    Net cash provided (used) by investing activities........      594       678    (1,489)
                                                              -------   -------   -------
Cash flows from financing activities:
  Borrowings of debt........................................    3,793       189     1,639
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............      406        --     1,028
  Repayments of debt........................................   (3,508)   (1,110)   (1,048)
  Purchases of Liberty Series A common stock................     (437)     (281)       --
  Proceeds from issuance of common stock....................      141       618        --
  Payment from AT&T related to Split Off Transaction........       --        --       803
  Cash transfers to related parties.........................       --        --      (157)
  Other financing activities, net...........................      (84)       (2)      (20)
                                                              -------   -------   -------
    Net cash provided (used) by financing activities........      311      (586)    2,245
                                                              -------   -------   -------
       Net increase in cash and cash equivalents............      893        93       782
       Cash and cash equivalents at beginning of year.......    2,170     2,077     1,295
                                                              -------   -------   -------
       Cash and cash equivalents at end of year.............  $ 3,063   $ 2,170   $ 2,077
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries ("Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Liberty is a holding company which, through its majority and minority ownership of interests in subsidiaries and other companies, is primarily engaged in (i) electronic retailing, (ii) international cable television distribution, telephony and programming, and (iii) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, companies in which Liberty owns interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) domestic cable and satellite broadband distribution services, and (iii) wireless domestic telephony and other technology ventures. Liberty, through its affiliated companies, operates in the United States, Europe, South America and Asia.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

  RECEIVABLES

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $109 million and $45 million at December 31, 2003 and 2002, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

                                                       ADDITIONS
                                    BALANCE    -------------------------                 BALANCE
                                   BEGINNING    CHARGED                    DEDUCTIONS-   END OF
                                    OF YEAR    TO EXPENSE   ACQUISITIONS   WRITE-OFFS     YEAR
                                   ---------   ----------   ------------   -----------   -------
                                                       (AMOUNTS IN MILLIONS)
2003.............................     $45         $26           $62           $(24)       $109
                                      ===         ===           ===           ====        ====
2002.............................     $32         $23           $ 1           $(11)       $ 45
                                      ===         ===           ===           ====        ====
2001.............................     $27         $13           $--           $ (8)       $ 32
                                      ===         ===           ===           ====        ====

  INVENTORY

     Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

  PROGRAM RIGHTS

     Prepaid program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

  INVESTMENTS

     All marketable equity and debt securities held by the Company are classified as available-for-sale and are carried at fair value ("AFS Securities"). Unrealized holding gains and losses on AFS Securities are carried

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.

     For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather then as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and commitments for the investee. If the Company's investment in the common stock of an affiliate is reduced to zero as a result of recording its share of the affiliate's net losses, and the Company holds investments in other more senior securities of the affiliate, the Company would continue to record losses from the affiliate to the extent of these additional investments. The amount of additional losses recorded would be determined based on changes in the hypothetical amount of proceeds that would be received by the Company if the affiliate were to experience a liquidation of its assets at their current book values. Prior to the Company's January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the Company's share of net earnings or losses of affiliates included the amortization of the difference between the Company's investment and its share of the net assets of the investee. Upon adoption of Statement 142, the portion of excess costs on equity method investments that represents goodwill ("equity method goodwill") is no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. The Company's share of net earnings or loss of affiliates also includes any other-than-temporary declines in fair value recognized during the period.

     Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, are recognized as increases or decreases in stockholders' equity.

     The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary ("nontemporary"). The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be nontemporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for cost investments and AFS Securities are included in the consolidated statements of operations as nontemporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses various derivative instruments including equity collars, narrow-band collars, put spread collars, written put and call options, bond swaps, interest rate swaps and foreign exchange contracts to manage fair value and cash flow risk associated with many of its investments, some of its variable rate debt and transactions denominated in foreign currencies. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

     - executes its derivative instruments with several different counterparties, and

     - executes equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for the Company's benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

     Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of its counterparties. Based on its analysis, the Company currently considers nonperformance by any of its counterparties to be unlikely.

     Effective January 1, 2001, Liberty adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

     During 2001 and 2002, the only derivative instruments designated as hedges were the Company's equity collars, which were designated as fair value hedges. Effective December 31, 2002, the Company elected to dedesignate its equity collars as fair value hedges. Such election had no effect on the Company's financial position at December 31, 2002 or its results of operations for the year ended December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the Company's AFS Securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges are reported as a component of other comprehensive earnings (loss) on the Company's consolidated balance sheet. Changes in the fair value of the equity collars continue to be reported in earnings.

     The fair value of derivative instruments is estimated using third party estimates or the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

     The adoption of Statement 133 on January 1, 2001, resulted in a cumulative increase in net earnings of $545 million, or $0.21 per common share (after tax expense of $356 million), and an increase in other comprehensive loss of $87 million. The increase in net earnings was mostly attributable to separately recording the fair value of the embedded call option obligations associated with the Company's senior exchangeable debentures. The increase in other comprehensive loss relates primarily to changes in the fair value of the Company's warrants and options to purchase certain AFS Securities.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

  INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement 142. Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Equity method goodwill is also no longer amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144").

     Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's enterprise-level goodwill balance was allocated to various reporting units which included a single equity method investment as its only asset. For example, goodwill was allocated to a separate reporting unit which included only the Company's investment in Discovery Communications, Inc. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.

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

     In situations where the implied fair value of a reporting unit's goodwill was less than its carrying value, Liberty recorded a transition impairment charge. In total, the Company recognized a $1,869 million transitional impairment loss, net of taxes of $127 million, as the cumulative effect of a change in accounting principle in 2002. The foregoing transitional impairment loss includes an adjustment of $325 million for the Company's proportionate share of transition adjustments that its equity method affiliates recorded.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     As noted above, indefinite lived intangible assets are no longer amortized. Adjusted net loss and loss per common share, exclusive of amortization expense related to goodwill, franchise costs and equity method goodwill, for periods prior to the adoption of Statement 142 are as follows (amounts in millions, except per share amounts):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Net loss, as reported.......................................    $(6,203)
Adjustments:
  Goodwill amortization.....................................        617
  Franchise costs amortization..............................         10
  Equity method excess costs amortization...................        798
  Income tax effect.........................................       (333)
                                                                -------
Net loss, as adjusted.......................................    $(5,111)
                                                                =======
Basic and diluted loss per common share, as reported........    $ (2.40)
Adjustments:
  Goodwill amortization.....................................        .24
  Franchise costs amortization..............................         --
  Equity method excess costs amortization...................        .31
  Income tax effect.........................................       (.13)
                                                                -------
Basic and diluted loss per common share, as adjusted........    $ (1.98)
                                                                =======

     Amortization of intangible assets with finite useful lives was $285 million and $191 million for the years ended December 31, 2003 and 2002, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2004........................................................   $489
2005........................................................   $468
2006........................................................   $424
2007........................................................   $395
2008........................................................   $363

     Changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

                                                     STARZ     ASCENT
                                                    ENCORE     MEDIA
                                       QVC, INC.   GROUP LLC   GROUP    OTHER(3)    TOTAL
                                       ---------   ---------   ------   --------   -------
                                                      (AMOUNTS IN MILLIONS)
Balance at December 31, 2002.........   $   --      $1,540      $327    $ 4,945    $ 6,812
  2003 acquisitions(1)...............    3,896          --        11         77      3,984
  Impairment of goodwill(2)..........       --        (157)       --     (1,195)    (1,352)
  Other..............................       (7)         --        --         --         (7)
                                        ------      ------      ----    -------    -------
Balance at December 31, 2003.........   $3,889      $1,383      $338    $ 3,827    $ 9,437
                                        ======      ======      ====    =======    =======

---------------

(1) During the year ended December 31, 2003 and excluding the acquisition of QVC, Inc. ("QVC"), Liberty completed several small acquisitions for aggregate consideration of $167 million. In connection with these

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES acquisitions, Liberty recorded additional goodwill of $88 million, which represents the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired.

(2) Starz Encore Group LLC ("Starz Encore") received an independent third party valuation in connection with its annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of Starz Encore, indicated that the fair value of this reporting unit was less than its carrying value including goodwill. This reporting unit fair value was then used to calculate an implied value of the goodwill (including $1,195 of allocated enterprise-level goodwill) related to Starz Encore. The $1,352 million excess of the carrying amount of the goodwill over its implied value has been recorded as an impairment charge in the fourth quarter of 2003. The reduction in the value of Starz Encore reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of Starz Encore's services and (2) lower per subscriber rates under the new affiliation agreement with Comcast, as compared to the payments required under the 1997 AT&T Broadband Affiliation Agreement (including the programming pass through provision).

(3) As noted above, the Company's enterprise-level goodwill is allocable to reporting units, whether they are consolidated subsidiaries or equity method investments. The following table summarizes these allocations at December 31, 2003 (amounts in millions).

                                                               ALLOCABLE
ENTITY                                                         GOODWILL
------                                                         ---------
Discovery Communications, Inc...............................    $1,789
QVC.........................................................     1,231
Jupiter Telecommunications Co., Ltd.........................       203
Jupiter Programming.........................................       127
Courtroom Television Network, LLC...........................       125
Game Show Network, LLC......................................        17
Other.......................................................       335
                                                                ------
                                                                $3,827
                                                                ======

     In August 2002, Liberty purchased 38% of the common equity and 85% of the voting power of OpenTV Corp. ("OpenTV"), which when combined with Liberty's previous ownership interest in OpenTV, brought Liberty's total ownership to 41% of the equity and 86% of the voting power of OpenTV. During the period between the execution of the purchase agreement in May 2002 and the consummation of the acquisition in August 2002, OpenTV disclosed that it was lowering its revenue and cash flow projections for 2002 and extending the time before it would be cash flow positive. As a result, OpenTV wrote off all of its separately recorded goodwill. In light of the announcement by OpenTV and the adverse impact on its stock price, as well as other negative factors arising in its industry sector, Liberty determined that the goodwill initially recorded in purchase accounting ($92 million) was not recoverable. This assessment is supported by an appraisal performed by an independent third party. Accordingly, Liberty recorded an impairment charge for the entire amount of the goodwill during the third quarter of 2002.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     In addition to the goodwill impairment related to OpenTV, the Company recorded 2002 impairments of $84 million related to Ascent Media and $99 million primarily related to its equity method affiliates in South America.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Statement 144 requires that the Company periodically review the carrying amounts of its property and equipment and its intangible assets (other than goodwill) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

     As a result of the weakness in the economy in 2001 certain subsidiaries of the Company did not meet their 2001 operating objectives and reduced their 2002 expectations. Accordingly, the subsidiaries assessed the recoverability of their property and equipment and intangible assets and determined that impairment adjustments were necessary. In addition, in the fourth quarter of 2001, a subsidiary made the decision to consolidate its operations and close certain facilities. In connection with these initiatives, the subsidiary recorded a restructuring charge related to lease cancellation fees and an additional impairment charge related to its property and equipment. All of the foregoing charges are included in impairment of long-lived assets in the Company's statement of operations.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  REVENUE RECOGNITION

     Revenue is recognized as follows:

     - Revenue from electronic retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the four months ended December 31, 2003 aggregated $340 million.

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

  COST OF SALES-ELECTRONIC RETAILING

     Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

  ADVERTISING COSTS

     Advertising costs generally are expensed as incurred. Advertising expense aggregated $26 million, $43 million and $43 million for the years ended December 31, 2003, 2002 and 2001, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

  STOCK BASED COMPENSATION

     As more fully described in note 13, the Company has granted to its employees options, stock appreciation rights ("SARs") and options with tandem SARs to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Under these provisions, options are accounted for as fixed plan awards and no compensation expense is recognized because the exercise price is equal to the market price of the underlying common stock on the date of grant; whereas options with tandem SARs are accounted for as variable plan awards unless there is a significant disincentive for employees to exercise the SAR feature. Compensation for variable plan awards is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Stock-Based Compensation," ("Statement 123") to its options. Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          ---------   ---------   ---------
                                                          (AMOUNTS IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Net loss................................................   $(1,222)    $(5,330)    $(6,203)
  Add stock compensation as determined under the
     intrinsic value method, net of taxes...............         5          --          --
  Deduct stock compensation as determined under the fair
     value method, net of taxes.........................       (56)        (79)       (129)
                                                           -------     -------     -------
Pro forma net loss......................................   $(1,273)    $(5,409)    $(6,332)
                                                           =======     =======     =======
Basic and diluted net loss per share:
  As reported...........................................   $  (.44)    $ (2.06)    $ (2.40)
  Pro forma.............................................   $  (.46)    $ (2.09)    $ (2.45)

     Agreements that require Liberty to reacquire interests in subsidiaries held by officers and employees in the future are marked-to-market at the end of each reporting period with corresponding adjustments being recorded to stock compensation expense.

  EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the number of common shares outstanding. The number of outstanding common shares for periods prior to the Company's August 2001 split off from AT&T Corp. is based upon the number of shares of Series A and Series B Liberty common stock issued upon consummation of the Split Off Transaction. Diluted earnings
(loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, are 84 million, 78 million and 76 million potential common shares because their inclusion would be anti-dilutive.

  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified for comparability with the 2003 presentation.

  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers the fair value of its derivative instruments and its assessment of nontemporary declines in value of its investments to be its most significant estimates.

     Liberty holds a significant number of investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates and their independent accountants to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

(3)  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                               2003      2002     2001
                                                             --------   ------   ------
                                                               (AMOUNTS IN MILLIONS)
Cash paid for acquisitions:
  Fair value of assets acquired............................  $ 9,996    $ 424    $ 264
  Net liabilities assumed..................................     (968)     (57)    (136)
  Long term debt issued....................................   (4,000)      --       --
  Deferred tax liability...................................   (1,612)     (14)      (7)
  Minority interest........................................      (49)    (114)      (8)
  Common stock issued......................................   (2,656)    (195)      --
                                                             -------    -----    -----
     Cash paid for acquisitions, net of cash acquired......  $   711    $  44    $ 113
                                                             =======    =====    =====
Cash paid for interest.....................................  $   433    $ 426    $ 451
                                                             =======    =====    =====
Cash paid for income taxes.................................  $    62    $  --    $   9
                                                             =======    =====    =====

(4)  ACQUISITION OF CONTROLLING INTEREST IN QVC, INC.

     On September 17, 2003, Liberty completed its acquisition of Comcast Corporation's ("Comcast") approximate 56.5% ownership interest in QVC for an aggregate purchase price of approximately $7.9 billion. QVC markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Prior to the closing, Liberty owned approximately 41.7% of QVC. Subsequent to the closing, Liberty owned approximately 98% of QVC's outstanding shares, and the remaining shares of QVC are held by members of the QVC management team.

     Liberty's purchase price for QVC was comprised of 217.7 million shares of Liberty's Series A common stock valued, for accounting purposes, at $2,555 million, Floating Rate Senior Notes due 2006 in an aggregate principal amount of $4,000 million (the "Floating Rate Notes") and approximately $1,358 million in cash (including acquisition costs). The foregoing value of the Series A common stock issued was based on the average closing price for such stock for the five days surrounding July 3, 2003, which was the date that Liberty announced that it had reached an agreement with Comcast to acquire Comcast's interest in QVC. Substantially all of the cash component of the purchase price was funded with the proceeds from the Company's issuance of its 3.50% Senior Notes due 2006 in the aggregate principal amount of $1.35 billion.

     Subsequent to the closing, QVC is a consolidated subsidiary of Liberty. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and since that date QVC's results of operations have been consolidated with Liberty's. Prior to its acquisition of Comcast's interest, Liberty accounted for its investment in QVC using the equity method of accounting. Liberty has recorded the acquisition of QVC as a step acquisition, and accordingly, QVC's assets and liabilities have been recorded at amounts equal to (1) 56.5% of estimated fair value at the date of acquisition plus (2) 43.5% of historical cost. The $2,048 million excess of the purchase price over the estimated fair value of 56.5% of QVC's assets and liabilities combined with Liberty's historical equity method goodwill of $1,848 million has been recorded as goodwill in the accompanying condensed consolidated balance sheet. The excess of the purchase price for Comcast's interest in QVC over the estimated fair value of QVC's assets and liabilities is attributable to the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES following: (i) QVC's position as a market leader in its industry, (ii) QVC's ability to generate significant cash from operations and Liberty's ability to obtain access to such cash, and (iii) QVC's perceived significant international growth opportunities.

     Liberty's total investment in QVC of $10,717 million is comprised of $2,804 million attributable to its historical equity method investment and $7,913 million representing the purchase price for Comcast's interest. This total investment has been allocated based on a third party appraisal to QVC's assets and liabilities as follows (amounts in millions):

Current assets, including cash and cash equivalents of $632
  million...................................................  $ 1,764
Property and equipment......................................      631
Intangible assets subject to amortization:
  Customer relationships(1).................................    2,336
  Cable and satellite television distribution rights(1).....    2,022
Intangible assets not subject to amortization:
  Trademarks................................................    2,385
  Goodwill..................................................    3,896
Other assets................................................      269
Liabilities.................................................     (888)
Minority interest...........................................     (101)
Deferred income taxes.......................................   (1,597)
                                                              -------
                                                              $10,717
                                                              =======

---------------

(1) Customer relationships are being amortized over 10-14 years. Cable and satellite television distribution rights are being amortized primarily over 14 years.

     The following unaudited pro forma information for Liberty and its consolidated subsidiaries for the years ended December 31, 2003 and 2002 was prepared assuming the acquisition of QVC occurred on January 1, 2002. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the QVC acquisition had occurred on January 1, 2002.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 2003            2002
                                                              ----------      ----------
                                                                (AMOUNTS IN MILLIONS,
                                                              EXCEPT PER SHARE AMOUNTS)
Revenue.....................................................   $ 6,943         $ 6,465
Loss before cumulative effect of accounting change..........   $(1,175)        $(3,444)
Net loss....................................................   $(1,175)        $(5,313)
Loss per common share.......................................   $  (.41)        $ (1.89)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5)  INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

     Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2003 and the carrying amount at December 31, 2002:

                                                          DECEMBER 31,         DECEMBER 31,
                                                              2003                 2002
                                                     -----------------------   ------------
                                                      PERCENTAGE    CARRYING     CARRYING
                                                      OWNERSHIP      AMOUNT       AMOUNT
                                                     ------------   --------   ------------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
Discovery Communications, Inc. ("Discovery").......         50%      $2,864       $2,817
Jupiter Telecommunications Co., Ltd. ("J-COM").....         45%       1,331          782
QVC................................................          *           --        2,712
UnitedGlobalCom, Inc. ("UGC")......................         52%          --           --
Other..............................................    various        1,159        1,079
                                                                     ------       ------
                                                                     $5,354       $7,390
                                                                     ======       ======

---------------

* A consolidated subsidiary since September 2003.

     The following table reflects Liberty's share of earnings (losses) of affiliates including excess basis amortization in 2001 and nontemporary declines in value:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              2003     2002      2001
                                                             ------   ------   --------
                                                               (AMOUNTS IN MILLIONS)
Discovery..................................................  $  38    $ (32)   $  (293)
J-COM......................................................     20      (22)       (90)
QVC........................................................    107      154         36
UGC........................................................     --     (198)      (751)
Telewest Communications plc ("Telewest")...................     --      (92)    (2,538)
Cablevision S.A. ("Cablevision")...........................     --       --       (476)
ASTROLINK International LLC ("Astrolink")..................     --       (1)      (417)
Other......................................................   (107)    (262)      (377)
                                                             -----    -----    -------
                                                             $  58    $(453)   $(4,906)
                                                             =====    =====    =======

  UGC

     UGC is a global broadband communications provider of video, voice and data services with operations in over 25 countries throughout the world. On January 30, 2002, the Company and UGC completed a transaction (the "UGC Transaction") pursuant to which UGC was formed to own UGC Holdings, Inc. ("UGC Holdings"). Upon consummation of the UGC Transaction, all shares of UGC Holdings common stock were exchanged for shares of common stock of UGC. In addition, the Company contributed (i) cash consideration of $200 million; (ii) a note receivable from Belmarken Holding B.V., a subsidiary of UGC Holdings, with an accreted value of $892 million and a carrying value of $496 million (the "Belmarken Loan") and
(iii) Senior Notes and Senior Discount Notes of United-Pan Europe Communications N.V. ("UPC"), a subsidiary of UGC Holdings, with an aggregate carrying amount of $270 million to UGC in exchange for 281.3 million shares of UGC Class C common stock with a fair value of $1,406 million. Liberty has accounted for the UGC Transaction as the acquisition of an additional noncontrolling interest in UGC in exchange for monetary

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES financial instruments. Accordingly, Liberty calculated a $440 million gain on the transaction based on the difference between the estimated fair value of the financial instruments and their carrying value. Due to its continuing indirect ownership in the assets contributed to UGC, Liberty limited the amount of gain it recognized to the minority shareholders' attributable share (approximately 28%) of such assets or $123 million (before deferred tax expense of $48 million).

     Because Liberty had no commitment to make additional capital contributions to UGC, Liberty suspended recording its share of UGC's losses when its carrying value was reduced to zero in 2002.

     At December 31, 2003, Liberty owned approximately 307 million shares of UGC common stock, or an approximate 52% economic interest and a 90% voting interest in UGC. The closing price of UGC's Class A common stock was $8.48 on December 31, 2003. Pursuant to certain voting and standstill arrangements, Liberty was unable to exercise control of UGC, and accordingly, Liberty used the equity method of accounting for its investment through December 31, 2003.

     On September 3, 2003, UPC completed a restructuring of its debt instruments and emerged from bankruptcy. Under the terms of the restructuring, approximately $5.4 billion of UPC's debt was exchanged for equity of UGC Europe, Inc., a new holding company of UPC ("UGC Europe"). Upon consummation, UGC receive approximately 65.5% of UGC Europe's equity in exchange for UPC debt securities that it owned; third-party noteholders received approximately 32.5% of UGC Europe's equity; and existing preferred and ordinary shareholders, including UGC, received 2% of UGC Europe's equity.

     On December 18, 2003, UGC completed its offer to exchange its Class A common stock for the outstanding shares of UGC Europe common stock that it did not already own. Upon completion of the exchange offer, UGC owned 92.7% of the outstanding shares of UGC Europe common stock. On December 19, 2003, UGC effected a "short-form" merger with UGC Europe. In the short-form merger, each share of UGC Europe common stock not tendered in the exchange offer was converted into the right to receive the same consideration offered in the exchange offer, and UGC acquired the remaining 7.3% of UGC Europe. In connection with UGC's acquisition of the minority interest in UGC Europe, Liberty calculated a $680 million gain due to the dilutive effect on its investment in UGC and the implied per share value of the exchange offer. However, as Liberty had suspended recording losses of UGC in 2002 and these suspended losses exceeded the aforementioned gain, Liberty did not recognized the gain in its consolidated financial statements.

     On January 5, 2004, Liberty completed a transaction pursuant to which UGC's founding shareholders (the "Founders") transferred 8.2 million shares of UGC Class B common stock to Liberty in exchange for 12.6 million shares of Liberty Series A common stock and a cash payment of approximately $13 million. Upon closing of the transaction with the Founders, the restrictions on the exercise by Liberty of its voting power with respect to UGC terminated, and Liberty gained voting control of UGC. Accordingly, UGC will be included in Liberty's consolidated financial position and results of operations beginning January 2004. Liberty has entered into a new Standstill Agreement with UGC that limits Liberty's ownership of UGC common stock to 90 percent of the outstanding common stock unless it makes an offer or effects another transaction to acquire all outstanding UGC common stock. Under certain circumstances, such an offer or transaction would require an independent appraisal to establish the price to be paid to stockholders unaffiliated with Liberty.

     In January 2004, Liberty also purchased an additional 18.3 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to it pursuant to a standstill agreement with UGC. The $140 million purchase price for such shares was comprised of (1) the cancellation of indebtedness due from subsidiaries of UGC to certain subsidiaries of Liberty in the amount of $104 million (including accrued interest) and (2) $36 million in cash.

     Also in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC's Class A, Class B and Class C common stock received .28 transferable subscription rights to purchase a like

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES class of common stock for each share of common stock owned by them on January 21, 2004. The rights offering originally expired on February 6, 2004, but was subsequently extended to February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering and expects to use such cash proceeds for working capital and general corporate purposes, including future acquisitions and repayment of outstanding indebtedness. As a holder of UGC Class A, Class B and Class C common stock, Liberty participated in the rights offering and exercised its rights to purchase 94.1 million shares for a total cash purchase price of $565 million. Subsequent to the foregoing transactions, Liberty owns approximately 55% of UGC's common stock representing approximately 92% of the voting power of UGC's shares.

  TELEWEST

     Telewest operates cable television and telephone systems in the United Kingdom, and develops and sells a variety of television programming also in the U.K.

     Telewest has disclosed that it has reached an agreement in principle, subject to certain conditions, relating to a restructuring of a significant portion of its notes and debentures. The agreement provides for the cancellation of all outstanding notes and debentures issued by Telewest and one of its subsidiaries, as well as certain other unsecured foreign exchange contracts, in exchange for new ordinary shares representing 98.5% of the issued share capital of a new holding company immediately after the restructuring. Existing shareholders will receive a 1.5% interest in the new holding company under the proposed restructuring. As a result of Telewest's proposed restructuring, which Liberty expects will reduce its ownership in Telewest to below 10%, Liberty determined that beginning in 2003 it no longer has the ability to exercise significant influence over the operations of Telewest. In addition, Liberty has removed its representatives from the Telewest board of directors. Accordingly, effective January 1, 2003, Liberty no longer accounts for its investment in Telewest using the equity method.

     At December 31, 2003, Liberty's accumulated other comprehensive earnings includes $287 million (before related deferred taxes) of unrealized foreign currency losses related to its investment in the equity of Telewest. These unrealized foreign currency losses will only be recognized by Liberty upon the sale of its Telewest investment.

     During the year ended December 31, 2001, Liberty determined that its investment in Telewest experienced a nontemporary decline in value. As a result, the carrying value of Telewest was adjusted to its estimated fair value, and the Company recognized a charge of $1,801 million. Such charge is included in share of losses of affiliates.

  CABLEVISION

     Cablevision provides cable television and high speed data services in Argentina. At December 31, 2003, the Company has a 39% economic ownership in Cablevision. As a result of deteriorating economic conditions and the devaluation of the Argentine peso, Cablevision recorded foreign currency translation losses of $393 million in the fourth quarter of 2001. At December 31, 2001, the Company determined that its investment in Cablevision had experienced a nontemporary decline in value, and accordingly, recorded an impairment charge of $195 million. Such charge is included in share of losses of affiliates. The Company's share of losses in 2001, when combined with foreign currency translation losses recorded in other comprehensive loss at December 31, 2001, reduced the carrying value of its investment in Cablevision to zero as of December 31, 2001. Included in accumulated other comprehensive earnings at December 31, 2003 is $201 million (before related deferred taxes) of unrealized foreign currency translation losses related to the Company's investment in Cablevision. These unrealized foreign currency losses will only be recognized by Liberty upon the sale of its Cablevision investment.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  ASTROLINK

     Astrolink originally intended to build a global telecom network using Ka-band geostationary satellites to provide broadband data communications services. Astrolink's original business plan required significant additional financing over the next several years. During the fourth quarter of 2001, two of the members of Astrolink informed Astrolink that they did not intend to provide any of Astrolink's required financing. Based on an assessment of Astrolink's remaining sources of liquidity and Astrolink's inability to obtain financing for its business plan, the Company concluded that the carrying value of its investment in Astrolink should be reduced to reflect a fair value that assumed the liquidation of Astrolink. Accordingly, the Company wrote-off all of its remaining investment in Astrolink during the fourth quarter of 2001. Including such fourth quarter amount, the Company recorded losses and charges relating to its investment in Astrolink aggregating $417 million during the year ended December 31, 2001. As Liberty had no obligation to make additional contributions to Astrolink, its share of losses in 2002 was limited to amounts advanced to Astrolink by Liberty. Liberty sold its interest in Astrolink in the fourth quarter of 2003 for cash proceeds of $5 million.

  OTHER

     In April 2002, Liberty sold its 40% interest in Telemundo Communications Group for cash proceeds of $679 million, and recognized a gain of $344 million (before related tax expense of $134 million) based upon the difference between the cash proceeds and Liberty's basis in Telemundo, including allocated goodwill of $25 million.

     During the years ended December 31, 2003, 2002 and 2001, Liberty recorded nontemporary declines in fair value aggregating $84 million, $148 million and $2,396 million, respectively, related to certain of its other equity method investments. Such amounts are included in share of losses of affiliates.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(6)  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

     Investments in available-for-sale securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (AMOUNTS IN MILLIONS)
The News Corporation ("News Corp.").........................   $ 7,633      $ 5,254
InterActiveCorp ("IAC").....................................     4,697        2,057
Time Warner Inc. ("Time Warner")............................     3,080        2,243
Sprint Corporation ("Sprint PCS")...........................     1,134          968
Motorola(1).................................................     1,068          660
Viacom, Inc. ("Viacom").....................................       674          619
Vivendi Universal ("Vivendi")...............................        --          604
Other AFS equity securities.................................       382          551
Other AFS debt securities(2)................................     1,207        1,302
Other cost investments and related receivables..............       339          218
                                                               -------      -------
                                                                20,214       14,476
  Less short-term investments...............................      (265)        (107)
                                                               -------      -------
                                                               $19,949      $14,369
                                                               =======      =======

---------------

(1) Includes $533 million of shares pledged as collateral for share borrowing arrangements at December 31, 2003.

(2) At December 31, 2003, other available-for-sale securities include $493 million of investments in certain third-party marketable debt securities held by Liberty parent and $26 million of such securities held by Liberty subsidiaries. At December 31, 2002, such investments aggregated $622 million and $49 million, respectively.

  NEWS CORP.

     During the year ended December 31, 2003, Liberty increased its economic and voting interest in News Corp. Effective October 14, 2003, pursuant to a put/call arrangement with News Corp., Liberty acquired $500 million of American Depository Shares ("ADSs") for News Corp. preferred limited voting shares at $21.50 per ADR. In addition during 2003, Liberty sold certain of its News Corp. non-voting ADSs in the open market and purchased voting New Corp. ADSs in the open market. Liberty recognized a gain of $236 million (before related tax expense of $92 million) on the sale of its non-voting ADSs. Subsequent to December 31, 2003, Liberty purchased additional voting ADSs and sold additional non-voting ADSs in the open market. Subsequent to these transactions, Liberty owns 210.8 million non-voting News Corp. ADSs and 48 million voting ADSs. On a net basis, Liberty effectively exchanged 21.2 million non-voting ADSs and $693 million in cash for the 48 million voting ADSs, taking into account proceeds from sales of, and unwinding of collars on, non-voting News Corp. ADSs.

     In May 2001, Liberty consummated a transaction with News Corp. whereby Liberty exchanged 70.7 million shares of Gemstar-TV Guide International, Inc. ("Gemstar") for 121.5 million News Corp. ADSs. Included in losses on dispositions in the accompanying consolidated statement of operations for the year ended December 31, 2001 is a loss of $764 million recognized in connection with this transaction based on the difference between the fair value of the securities received by Liberty and the carrying value of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Gemstar shares. In December 2001, Liberty exchanged its remaining Gemstar shares for 28.8 million additional News Corp. ADSs and recorded an additional loss of $201 million. Liberty accounts for its investment in News Corp. as an available-for-sale security.

  VIVENDI AND INTERACTIVECORP

     Prior to May 7, 2002, Liberty held 74.4 million shares of IAC's common stock and shares and other equity interests in certain subsidiaries of IAC that were exchangeable for an aggregate of 79.0 million shares of IAC common stock. On an "as-converted basis," Liberty owned an approximate 20% voting interest in IAC and applied the equity method of accounting for its investment. IAC owned and operated businesses in television production, electronic retailing, ticketing operations and Internet services.

     On May 7, 2002, Liberty, IAC, and Vivendi consummated the following transactions. Liberty exchanged 7.1 million shares of USANi LLC (a subsidiary of IAC) for a like number of shares of IAC common stock. Vivendi then acquired from Liberty 25 million shares of IAC common stock, approximately 38.7 million shares of USANi LLC, and Liberty's approximate 30% interest in multiThematiques S.A., together with certain liabilities with respect thereto, in exchange for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. Liberty recognized a loss of $817 million based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished, including goodwill of $514 million which was allocated to the reporting unit holding the IAC interests. Following this exchange, IAC contributed substantially all of its entertainment assets to Vivendi Universal Entertainment ("VUE"), a partnership controlled by Vivendi, in exchange for, among other consideration, common and preferred interests in VUE. After this contribution, Liberty exchanged its remaining equity interests in subsidiaries of IAC for 33.2 million shares of common stock of IAC.

     During the year ended December 31, 2003 and pursuant to contractual pre-emptive rights, Liberty acquired an aggregate 48.7 million shares of IAC for cash consideration of $1,166 million. At December 31, 2003, Liberty owns approximately 20% of IAC common stock representing an approximate 47% voting interest. However, due to certain governance arrangements which limit its ability to exert significant influence over IAC, Liberty accounts for such investment as an available-for-sale security. Liberty also owned approximately 3% of Vivendi and accounted for such investment as an available-for-sale security. During the fourth quarter of 2003, Liberty sold all of its shares of Vivendi common stock in the open market for aggregate cash proceeds of $838 million and recognized a $262 million gain (before tax expense of $102 million).

  TIME WARNER

     On January 11, 2001, America Online, Inc. completed its merger with Time Warner to form AOL Time Warner (now known as Time Warner Inc.). In connection with the merger, each share of Time Warner common stock held by Liberty was converted into 1.5 shares of an identical series of AOL Time Warner stock. Liberty recognized a $253 million gain (before deferred tax expense of $100 million) based upon the difference between the carrying value of Liberty's interest in Time Warner and the fair value of the AOL Time Warner securities received.

  VIACOM

     On January 23, 2001, BET Holdings II, Inc. ("BET") was acquired by Viacom in exchange for shares of Class B common stock of Viacom. As a result of the merger, Liberty received 15.2 million shares of Viacom's Class B common stock (less than 1% of Viacom's common equity) in exchange for its 35% ownership interest in BET, which investment had been accounted for using the equity method. Liberty accounts for its investment in Viacom as an available-for-sale security. Liberty recognized a gain of $559 million (before deferred tax expense of $221 million) in 2001 based upon the difference between the carrying value of Liberty's interest in BET and the value of the Viacom securities received.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

     During the years ended December 31, 2003, 2002 and 2001, Liberty determined that certain of its AFS Securities and cost investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations.

     The following table identifies the realized losses attributable to each of the individual investments as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
INVESTMENT                                                    2003     2002      2001
----------                                                    -----   -------   -------
                                                                (AMOUNTS IN MILLIONS)
Time Warner.................................................   $--    $2,567    $2,052
News Corp...................................................    --     1,393       915
Sprint PCS..................................................    --     1,077        --
Vivendi.....................................................    --       409        --
Others......................................................    29       607     1,134
                                                               ---    ------    ------
                                                               $29    $6,053    $4,101
                                                               ===    ======    ======

  UNREALIZED HOLDINGS GAINS AND LOSSES

     Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below.

                                                   DECEMBER 31, 2003         DECEMBER 31, 2002
                                                -----------------------   -----------------------
                                                  EQUITY        DEBT        EQUITY        DEBT
                                                SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                ----------   ----------   ----------   ----------
                                                              (AMOUNTS IN MILLIONS)
Gross unrealized holding gains................    $5,779        $212        $1,357        $77
Gross unrealized holding losses...............    $   --        $ --        $  (87)       $--

     Management estimates that the fair market value of all of its other cost investments approximated $497 million and $342 million at December 31, 2003 and 2002, respectively. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investment assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7)  DERIVATIVE INSTRUMENTS

     The Company's derivative instruments are summarized as follows:

                                                                  DECEMBER 31,
TYPE OF                                                       ---------------------
DERIVATIVE                                                      2003        2002
----------                                                    --------    ---------
                                                              (AMOUNTS IN MILLIONS)
ASSETS
  Equity collars(1).........................................   $3,358      $ 5,014
  Put spread collars........................................      331          478
  Other.....................................................      124           65
                                                               ------      -------
     Total..................................................    3,813        5,557
  Less current portion......................................     (543)      (1,165)
                                                               ------      -------
                                                               $3,270      $ 4,392
                                                               ======      =======


LIABILITIES
  Exchangeable debenture call option obligations............   $  990      $   536
  Put options...............................................      774          929
  Equity collars............................................      293           --
  Borrowed shares...........................................      533           --
  Other.....................................................       41           23
                                                               ------      -------
     Total..................................................    2,631        1,488
  Less current portion......................................     (875)         (19)
                                                               ------      -------
                                                               $1,756      $ 1,469
                                                               ======      =======

---------------

(1) Includes narrow-band collars.

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

     Put spread collars provide the Company and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require the Company to purchase the underlying securities at a price that is lower than the Company Put Price. The inclusion of the secondary put option allows the Company to secure a higher call option price while maintaining net zero cost to enter into the collar. However, the inclusion of the secondary put exposes the Company to market risk if the underlying security trades below the put spread price.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

     Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint PCS Group common stock, Motorola common stock, Viacom Class B common stock or Time Warner common stock, as applicable. (See note 9 for a more complete description of the exchangeable debentures.)

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

  REALIZED AND UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS

     Realized and unrealized gains (losses) on derivative instruments during the years ended December 31, 2003, 2002 and 2001 are comprised of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2003     2002      2001
                                                            -----   -------   -------
                                                              (AMOUNTS IN MILLIONS)
Change in fair value of exchangeable debenture call option
  feature.................................................  $(158)  $   784   $   167
Change in fair value of hedged AFS Securities.............     --    (2,378)   (1,531)
Change in fair value of AFS derivatives...................   (535)    3,665     1,177
Change in fair value of other derivatives(1)..............     44        51        13
                                                            -----   -------   -------
  Total realized and unrealized gains (losses), net.......  $(649)  $ 2,122   $  (174)
                                                            =====   =======   =======

---------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

(8)  AT&T OWNERSHIP OF LIBERTY

     On March 9, 1999, AT&T Corp. ("AT&T") acquired Tele-Communications, Inc. ("TCI"), the former parent company of Liberty, in a merger transaction (the "AT&T Merger").

     From March 9, 1999 through August 9, 2001, AT&T owned 100% of the outstanding common stock of Liberty. During such time, the AT&T Class A Liberty Media Group common stock and the AT&T Class B Liberty Media Group common stock were tracking stocks of AT&T designed to reflect the economic performance of the businesses and assets of AT&T attributed to the Liberty Media Group, which was comprised of the businesses and assets of Liberty and its subsidiaries.

     Effective August 10, 2001, AT&T effected the split-off of Liberty pursuant to which Liberty's common stock was recapitalized, and each outstanding share of AT&T Liberty Media Group tracking stock was redeemed for one share of Liberty common stock (the "Split Off Transaction"). Subsequent to the Split Off Transaction which was accounted for at historical cost, Liberty is no longer a subsidiary of AT&T.

     In connection with the Split Off Transaction, Liberty was also deconsolidated from AT&T for federal income tax purposes. Pursuant to an agreement entered into at the time of the AT&T Merger, AT&T was

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES required to pay Liberty an amount equal to 35% of the amount of the net operating loss carryforward reflected in TCI's final federal income tax return that had not been used as an offset to Liberty's obligations under a tax sharing agreement and that had been, or was reasonably expected to be, utilized by AT&T. The $803 million payment was received by Liberty prior to the Split Off Transaction and has been reflected as an increase to additional paid-in-capital in the accompanying consolidated statement of stockholders' equity. In addition, certain deferred intercompany gains were includible in AT&T's taxable income as a result of the Split Off Transaction, and AT&T was entitled to reimbursement from Liberty for the resulting tax liability of approximately $115 million. Such tax liability has been reflected as a reduction in additional paid-in-capital in the accompanying consolidated statement of stockholders' equity.

(9)  LONG-TERM DEBT

     Debt is summarized as follows:

                                                      WEIGHTED AVERAGE    DECEMBER 31,
                                                       INTEREST RATE     ---------------
                                                            2003          2003     2002
                                                      ----------------   ------   ------
                                                            (AMOUNTS IN MILLIONS)
Parent company debt:
  Senior notes......................................         4.29%       $5,627   $  983
  Senior debentures.................................         8.33%        1,487    1,486
  Senior exchangeable debentures....................         1.84%        2,227      865
  Bank debt.........................................                         --      325
                                                                         ------   ------
                                                                          9,341    3,659
Debt of subsidiaries:
  Bank credit facilities............................      Various           143    1,242
  Other debt, at varying rates......................                        115       70
                                                                         ------   ------
                                                                            258    1,312
                                                                         ------   ------
  Total debt........................................                      9,599    4,971
Less current maturities.............................                       (117)    (655)
                                                                         ------   ------
  Total long-term debt..............................                     $9,482   $4,316
                                                                         ======   ======

  SENIOR NOTES AND DEBENTURES

     In September 2003, Liberty issued $1,350 million principal amount of 3.5% senior notes due 2006 for net cash proceeds of $1,347 million. Liberty used the proceeds from this offering to partially finance its purchase of Comcast's interest in QVC. See note 4.

     Also as part of the consideration for QVC, Liberty issued $4,000 million of Floating Rate Notes due 2006 to Comcast. The Floating Rate Notes accrue interest at LIBOR plus a margin. The margin on the $2,500 million principal amount of Floating Rate Notes sold by Comcast on September 24, 2003 is fixed at 1.5%. On September 24, 2003 and December 12, 2003, Liberty repurchased from subsidiaries of Comcast $500 million and $1,000 million, respectively, principal amount of the Floating Rate Notes at a purchase price equal to 100% of the principal amount plus accrued interest.

     During the second quarter of 2003, Liberty issued $1,000 million principal amount of senior notes due 2013 with an interest rate of 5.70% for cash proceeds of $990 million net of offering discount and underwriting fees.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     In prior years, Liberty issued $750 million of 7 7/8% Senior Notes due 2009, $237.8 million of 7 3/4% Senior Notes due 2009, $500 million of 8 1/2% Senior Debentures due 2029, and $1 billion of 8 1/4% Senior Debentures due 2030. Interest on these obligations is payable semi-annually.

     The senior notes and senior debentures are stated net of an aggregate unamortized discount of $24 million and $19 million at December 31, 2003 and 2002, respectively, which is being amortized to interest expense in the accompanying consolidated statements of operations.

  SENIOR EXCHANGEABLE DEBENTURES

     In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Each $1,000 debenture is exchangeable at the holder's option for the value of 22.9486 shares of Sprint PCS Group stock. After the date Liberty's ownership level of Sprint PCS Group common stock falls below 10%, Liberty may, at its election, pay the exchange value in cash, Sprint PCS Group stock or a combination thereof. Prior to such time, the exchange value must be paid in cash. Liberty's ownership in Sprint PCS was approximately 17% at December 31, 2003. Liberty, at its option, may redeem the debentures, in whole or in part, for cash.

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

     In January 2001, Liberty issued $600 million of 3 1/2% Senior Exchangeable Debentures due 2031. Each $1,000 debenture is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. On or after January 15, 2006, Liberty, at its option, may redeem the debentures, in whole or in part, for cash.

     In March 2001, Liberty issued $817.7 million of 3 1/4% Senior Exchangeable Debentures due 2031. Each $1,000 debenture is exchangeable at the holder's option for the value of 18.5666 shares of Viacom Class B common stock. After January 23, 2003, such exchange value is payable at Liberty's option in cash, Viacom stock or a combination thereof. Prior to such date, the exchange value must be paid in cash. On or after March 15, 2006, Liberty, at its option, may redeem the debentures, in whole or in part, for cash.

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

     In accordance with Statement 133, the call option feature of the exchangeable debentures is reported at fair value and separately from the long-term debt in the consolidated balance sheet.

     The reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The fair value of the call option obligations related to the $1,750 million of exchangeable

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES debentures issued during the year ended December 31, 2003, aggregated $406 million on the date of issuance. Accordingly, the long-term debt portion was recorded at $1,344 million. The long-term debt is accreted to its face amount over the expected term of the debenture using the effective interest method. Accretion related to all of the Company's exchangeable debentures aggregated $61 million, $7 million and $6 million during the years ended December 31, 2003, 2002 and 2001, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

  SUBSIDIARY BANK CREDIT FACILITIES

     At December 31, 2003, Starz Encore had no amounts outstanding and $325 million available pursuant to its bank credit facility. The bank credit facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facility requires the payment of fees of .2% per annum on the average unborrowed portion of the total commitment. Such fees were not significant in 2003, 2002 and 2001. Starz Encore's ability to borrow the unused capacity noted above is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

     At December 31, 2003, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary through March 31, 2004. The subsidiary will not be able to repay its debt when the forbearance agreement expires and is currently considering its financing options. The outstanding balance of the subsidiary's bank facility was $89 million at December 31, 2003, all of which is included in current portion of debt. All other consolidated borrowers were in compliance with their debt covenants at December 31, 2003.

  FIVE YEAR MATURITIES

     The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2004........................................................   $  117
2005........................................................   $   24
2006........................................................   $3,660
2007........................................................   $   11
2008........................................................   $1,759

  FAIR VALUE OF DEBT

     Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at December 31, 2003 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $2,198
Floating Rate Notes.........................................   $2,500
Senior debentures...........................................   $1,805
Senior exchangeable debentures, including call option
  liability.................................................   $4,368

     Liberty believes that the carrying amount of its subsidiary debt approximated fair value at December 31, 2003.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at December 31, 2003.........................   $ 9,599
Add:
  Unamortized issue discount on senior notes and
     debentures.............................................        24
  Unamortized discount attributable to call option feature
     of exchangeable debentures.............................     2,411
                                                               -------
     Face amount at maturity................................   $12,034
                                                               =======

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

     Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. This utilization of taxable losses was accounted for by Liberty as a current federal intercompany income tax benefit. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $555 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability. In the event AT&T generates ordinary losses in 2003 or capital losses in 2003 or 2004 and is able to carry back such losses to offset taxable income previously offset by Liberty's losses, Liberty may be required to refund as much as $333 million of these cash payments.

     Income tax benefit (expense) consists of:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002      2001
                                                              ------   -------   -------
                                                                (AMOUNTS IN MILLIONS)
Current:
  Federal...................................................  $  10    $   (7)   $  296
  State and local...........................................    (30)       (1)       (2)
  Foreign...................................................    (42)       (1)        1
                                                              -----    ------    ------
                                                                (62)       (9)      295
                                                              -----    ------    ------
Deferred:
  Federal...................................................   (251)    1,449     3,166
  State and local...........................................    (52)      259       444
  Foreign...................................................     (9)        3         3
                                                              -----    ------    ------
                                                               (312)    1,711     3,613
                                                              -----    ------    ------
Income tax benefit (expense)................................  $(374)   $1,702    $3,908
                                                              =====    ======    ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003     2002      2001
                                                              ------   -------   -------
                                                                (AMOUNTS IN MILLIONS)
Computed expected tax benefit...............................  $ 298    $1,820    $3,809
Impairment charges and amortization of goodwill not
  deductible for income tax purposes........................   (477)      (90)     (260)
Disposition of nondeductible goodwill in sales
  transactions..............................................     --      (185)       --
State and local income taxes, net of federal income taxes...    (51)      169       289
Foreign taxes...............................................    (46)       (8)       13
Change in valuation allowance affecting tax expense.........    (65)      (13)      (70)
Adjustments to dividend received deduction..................    (21)       16        17
Effect of change in estimated state tax rate................     --        --        91
Other, net..................................................    (12)       (7)       19
                                                              -----    ------    ------
Income tax benefit (expense)................................  $(374)   $1,702    $3,908
                                                              =====    ======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003          2002
                                                              ---------     --------
                                                              (AMOUNTS IN MILLIONS)
Deferred tax assets:
  Net operating and capital loss carryforwards..............   $   830       $  635
  Accrued stock compensation................................       102          265
  Other future deductible amounts...........................       143           16
                                                               -------       ------
     Deferred tax assets....................................     1,075          916
  Valuation allowance.......................................      (386)        (363)
                                                               -------       ------
     Net deferred tax assets................................       689          553
                                                               -------       ------
Deferred tax liabilities:
  Investments...............................................     7,235        6,057
  Intangible assets.........................................     2,664          120
  Discount on exchangeable debentures.......................       849          803
  Other.....................................................       191           38
                                                               -------       ------
     Deferred tax liabilities...............................    10,939        7,018
                                                               -------       ------
Net deferred tax liabilities................................   $10,250       $6,465
                                                               =======       ======

     The Company's valuation allowance increased $23 million in 2003, including a $65 million charge to tax expense partially offset by a $42 million reversal of valuation allowance recorded in connection with acquisitions.

     At December 31, 2003, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $2,304 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2004: $1 million; 2005: $14 million; 2006: $51 million; 2007: $78 million; 2008: $12 million;

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

2009: $64 million; 2010: $5 million; and beyond 2010: $2,079 million. Of the foregoing net operating and capital loss carryforward amount, approximately $1,281 million is subject to certain limitations and may not be currently utilized. The remaining $1,023 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

     AT&T, as the successor to TCI, is the subject of an Internal Revenue Service ("IRS") audit for the 1993-1999 tax years. The IRS notified AT&T and Liberty that it was proposing income adjustments and assessing certain penalties in connection with TCI's 1994 tax return. The IRS, AT&T and Liberty have reached an agreement whereby AT&T will recognize additional income of $94 million with respect to this matter, and no penalties will be assessed. Pursuant to the tax sharing agreement between Liberty and AT&T, Liberty may be obligated to reimburse AT&T for any tax that AT&T is ultimately assessed as a result of this agreement. Liberty is currently unable to estimate any such tax liability and resulting reimbursement, but believes that any such reimbursement will not be material to its financial position.

(11)  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, option or other special rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2003, no shares of preferred stock were issued.

  COMMON STOCK

     The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

     As of December 31, 2003, there were 56 million shares of Liberty Series A common stock and 28 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

  PURCHASES OF COMMON STOCK

     During the years ended December 31, 2003 and 2002, the Company purchased
42.3 million and 25.7 million shares of its common stock for aggregate cash consideration of $437 million and $281 million, respectively. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

     During 2002, Liberty sold put options on 7.0 million shares of its Series A common stock, 4.0 million of which were outstanding at December 31, 2002. Liberty sold another 9.3 million put options in the first quarter of 2003. All of these options expired unexercised prior to December 31, 2003. The Company accounted for these put options pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and recorded a net increase to additional paid-in-capital of $37 million during the year ended December 31, 2003.

(12)  TRANSACTIONS WITH OFFICERS AND DIRECTORS

  CHAIRMAN'S EMPLOYMENT AGREEMENT

     In connection with the AT&T Merger, an employment agreement between the Company's Chairman and TCI was assigned to the Company.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     The Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2003 is $1.6 million, and is included in other liabilities in the accompanying consolidated balance sheet.

     The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($82,103 per month as of December 31, 2003). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at December 31, 2003 is $19.7 million, and is included in other liabilities in the accompanying consolidated balance sheet.

     The Company's Chairman deferred a portion of his monthly compensation under his previous employment agreement with TCI. The Company assumed the obligation to pay that deferred compensation in connection with the AT&T Merger. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $10.9 million at December 31, 2003 and is included in other liabilities, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

  OTHER

     Effective November 28, 2003, Liberty acquired all the outstanding stock of TP Investment, Inc. ("TPI"), a corporation wholly owned by TP-JCM, LLC, a limited liability company in which the sole member is the Company's Chairman. In exchange for the stock of TPI, TP-JCM received 5,281,739 shares of the Company's Series B common stock, valued in the agreement at $11.50 per share. As prescribed by the Agreement and Plan of Merger pursuant to which the acquisition was effected, that per share value equals 110% of the average of the closing sale prices of the Company's Series A Common Stock for the ten trading days ended November 28, 2003. TPI owns 10,602 shares of Series B Preferred Stock of Liberty TP Management, Inc. ("Liberty TP Management"), a subsidiary of the Company. Those shares of Series B Preferred Stock represent 12% of the voting power of Liberty TP Management. TPI also owns a 5% membership interest (representing a 50% voting interest) in Liberty TP LLC, a limited liability company which owns approximately 20.6% of the common equity and 27.2% of the voting power of Liberty TP Management. As a result of the acquisition, the Company beneficially owns all the equity and voting interests in Liberty TP Management. Liberty TP Management owns our interest in True Position and certain equity interests in Sprint PCS Group, IDT Investments, Inc. and priceline.com.

     In connection with the acquisition of TPI, the Company entered into a registration rights agreement. That agreement provides for the registration by the Company under applicable federal and state securities laws, at the holder's request, of the sale of shares of the Company's Series A Common Stock issuable upon conversion of shares of the Series B Common Stock that were issued to TP-JCM.

     The shares of Series B Common Stock issued to TP-JCM are subject to the Company's rights to purchase such shares pursuant to a call agreement entered into in February 1998 by the chairman and his spouse. Pursuant to the call agreement, Liberty has the right to acquire all of the Series B Liberty common stock held by the Chairman and his spouse in certain circumstances. The price of acquiring such shares is generally limited to the market price of the Series A Liberty common stock, plus a 10% premium.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     During the second quarter of 2001, Liberty purchased 2,245,155 shares of common stock of On Command Corporation ("On Command"), a consolidated subsidiary of Liberty, from the Chairman and Chief Executive Officer of On Command, who at the time was also a director of Liberty, for aggregate cash consideration of $25.2 million. Such purchase price represents a per share price of $11.22. The closing market price for On Command common stock on the day the transaction was signed was $7.77. The Company has included the difference between the aggregate market value of the shares purchased and the cash consideration paid in selling, general and administrative expenses in the accompanying consolidated statement of operations.

     In August 2000, On Command sold shares of its Series A Convertible Participating Preferred Stock (the "Preferred Shares") to a former director of Liberty, who was also the Chairman and Chief Executive Officer of On Command, for a $21 million note. The Preferred Shares are convertible into 236,250 shares of Liberty Series A common stock. The note is secured by the Preferred Shares or the proceeds from the sale of such shares and the former director's personal obligations under such loan are limited. The note, which matures on August 1, 2005, may not be prepaid and interest on the note accrues at a rate of 7% per annum. This arrangement has been treated as a fixed plan option for accounting purposes.

(13)  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

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

     Effective February 28, 2001 (the "Effective Date"), the Company restructured the options and options with tandem SARs to purchase AT&T common stock and AT&T Liberty Media Group tracking stock (collectively the "Restructured Options") held by certain executive officers of the Company. Pursuant to such restructuring, all Restructured Options became exercisable on the Effective Date, and each executive officer was given the choice to exercise all of his Restructured Options. Each executive officer who opted to exercise his Restructured Options received consideration equal to the excess of the closing price of the subject securities on the Effective Date over the exercise price. The exercising officers received (i) a combination of cash and AT&T Liberty Media Group tracking stock for Restructured Options that were vested prior to the Effective Date and (ii) cash for Restructured Options that were previously unvested. The executive officers used the cash proceeds from the previously unvested options to purchase restricted shares of AT&T Liberty Media Group tracking stock which were converted into shares of Liberty common stock upon completion of the Split Off Transaction. Such restricted shares vested according to a schedule that corresponded to the vesting schedule applicable to the previously unvested options. As of December 31, 2003, all of the restricted shares were vested.

     In addition, each executive officer was granted free-standing SARs equal to the total number of Restructured Options exercised. The free-standing SARs were tied to the value of AT&T Liberty Media Group tracking stock and will vest as to 30% in year one and 17.5% in years two through five. The free-standing SARs were granted with an exercise price of $14.70 ($15.35 in the case of Liberty Series B options)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES and had a fair value of $9.56 on the date of the grant. Upon completion of the Split Off Transaction, the free-standing SARs automatically converted to options to purchase Liberty Series A common stock (and in some cases Liberty Series B common stock). Prior to the Effective Date, the Restructured Options were accounted for using variable plan accounting pursuant to APB Opinion No. 25. Accordingly, the above-described transaction did not have a significant impact on Liberty's results of operations.

     In addition to the SARs issued in the aforementioned option restructuring, during 2001 and pursuant to the Liberty Incentive Plan, Liberty awarded 2,104,000 options to purchase Liberty Series A common stock to certain officers and key employees of the Company. Such options have a 10-year term, exercise prices ranging from $12.40 to $16.35, vest as to 25% in each of years 2 through 5 after the date of grant, and had a weighted-average grant date fair value of $9.40.

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

     During the year ended December 31, 2003, Liberty awarded 6,167,000 free standing SARs to its officers and employees. Such SARs have a 10-year term, exercise prices ranging from $11.09 to $14.33, vest as to 20% on each of the first five anniversaries of the respective grant date, and had a weighted average grant date fair value of $5.57 per share.

     On December 17, 2002, shareholders of the Company approved the Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (the "NDIP"). Under the NDIP, the Liberty Board of Directors (the "Liberty Board") has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock. Effective September 9, 2003, the Liberty Board granted each nonemployee director of Liberty 11,000 free standing SARs at an exercise price of $11.85. These options expire 10 years from the date of grant, vest on the first anniversary of the grant date and had a grant date fair value of $5.93 per share.

     The estimated fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the 10-year Treasury rate on the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES date of grant; (b) a 32% volatility factor; (c) the 10-year option term; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

     The following table presents the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty Series A and Series B common stock granted to certain officers, employees and directors of the Company.

                                                   LIBERTY             LIBERTY
                                                   SERIES A            SERIES B
                                                    COMMON              COMMON
                                                    STOCK      WAEP     STOCK      WAEP
                                                   --------   ------   --------   ------
                                                     (NUMBERS OF OPTIONS IN THOUSANDS)
Outstanding at January 1, 2001...................   77,516    $ 7.20        --
  Granted........................................   21,625    $14.72    27,462    $15.35
  Exercised......................................  (50,315)   $ 7.62        --
  Canceled.......................................   (1,167)   $16.88        --
                                                   -------              ------
Outstanding at December 31, 2001.................   47,659    $11.69    27,462    $15.35
  Granted........................................      525    $12.38        --
  Exercised......................................     (488)   $ 3.51        --
  Canceled.......................................     (995)   $25.70        --
  Options issued in mergers......................      744    $34.55        --
  Adjustments pursuant to antidilution
     provisions..................................    1,216                 703
                                                   -------              ------
Outstanding at December 31, 2002.................   48,661    $ 9.60    28,165    $14.96
  Granted........................................    6,233    $11.88        --
  Exercised......................................     (323)   $ 4.68        --
  Canceled.......................................     (619)   $17.22        --
  Options issued in mergers......................    1,142    $78.53        --
                                                   -------              ------
Outstanding at December 31, 2003.................   55,094    $11.23    28,165    $14.96
                                                   =======              ======
Exercisable at December 31, 2001.................   23,494    $ 4.66        --
                                                   =======              ======
Exercisable at December 31, 2002.................   30,402    $ 6.78     8,450    $14.96
                                                   =======              ======
Exercisable at December 31, 2003.................   34,529    $ 9.12    13,378    $14.96
                                                   =======              ======
Vesting period...................................    5 yrs               5 yrs

     The following table provides additional information about the Company's outstanding options to purchase Liberty Series A common stock at December 31, 2003.

  NO. OF                                        WEIGHTED      NO. OF
OUTSTANDING                         WAEP OF      AVERAGE    EXERCISABLE     WAEP OF
  OPTIONS     RANGE OF EXERCISE   OUTSTANDING   REMAINING     OPTIONS     EXERCISABLE
  (000'S)          PRICES           OPTIONS       LIFE        (000'S)       OPTIONS
-----------   -----------------   -----------   ---------   -----------   -----------
    17,356     $   1.06-$4.07       $ 1.97      2.0 years     17,356        $ 1.97
     1,007     $   6.14-$9.70       $ 6.91      3.3 years      1,007        $ 6.91
    34,776     $ 10.53-$14.37       $13.56      7.3 years     14,822        $13.61
       470     $ 15.69-$15.95       $15.89      6.1 years        347        $15.88
     1,485     $21.88-$305.25       $66.27      6.3 years        997        $66.73
 ---------                                                    ------
    55,094                                                    34,529
 =========                                                    ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  JUNIOR STOCK PLANS

     In July 2001, Liberty LWR, Inc. ("LWR"), a wholly-owned subsidiary of Liberty, formed Liberty Livewire Holdings, Inc. ("Livewire Holdings") as a wholly owned subsidiary. LWR then sold to certain officers and a director of Liberty an aggregate 19.872% common stock interest in Livewire Holdings with an aggregate value of $600. Liberty, LWR and these individuals entered into a stockholders agreement pursuant to which the individuals could require Liberty to purchase, after five years, all or part of their common stock interest in Livewire Holdings, in exchange for Liberty common stock, at its then-fair market value. In addition, Liberty had the right to purchase, in exchange for its common stock, their common stock interests in Livewire Holdings for fair market value at any time. Effective May 9, 2003, all of the assets of Livewire Holdings were distributed to LWR as the holder of all of the preferred stock interest in Livewire Holdings, and Livewire Holdings was dissolved.

     In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owns an indirect interest in an entity that holds certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty common stock at the then fair market value. The shareholders agreement also provides that upon termination of employment, Liberty will repurchase the officers' interest for the original purchase price plus 6%. In addition, Liberty has the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. During 2001, two of the officers resigned their positions with the Company, and the Company purchased their respective interests in the subsidiary pursuant to the terms of the agreement. No compensation related to this stock plan was recognized by Liberty in 2003, 2002 or 2001.

     In May 2000, Liberty's President and Chief Executive Officer, certain officers of a subsidiary and another individual purchased an aggregate 20% common stock interest in a subsidiary for $800,000. This subsidiary owns a 7% interest in J-COM. Liberty and the individuals entered into a shareholders agreement in which the individuals could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty common stock at its then fair market value. In addition, Liberty has the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. Liberty recognized $1 million, less than $1 million, and $4 million of compensation expense related to changes in the market value of its contingent liability to reacquire the common stock interests held by these officers during the years ended December 31, 2003, 2002 and 2001, respectively.

  QVC

     QVC has a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price is generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. The fair value of a share of QVC common stock as of the latest valuation date is $2,270. If the eligible participant elects the SAR feature of the Tandem Plan, the participant receives 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. As a result, QVC is applying fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. At December 31, 2003, there were a

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES total of 142,671 options outstanding, 41,632 of which were vested at a weighted average exercise price of $957.44 and 101,039 of which were unvested at a weighted average exercise price of $1,523.21.

     In the fourth quarter of 2003, Liberty granted to certain officers and employees of QVC a total of 10,098,978 restricted shares of Liberty Series A common stock. Such shares vest as to 33% on each of January 1, 2005, 2006 and 2007. These shares had a grant date fair value of $10.08 per share.

  STARZ ENCORE

     Starz Encore has granted Phantom Stock Appreciation Rights ("PSARS") to certain of its officers and employees, including its chief executive officer, under this plan. PSARS granted under the plan generally vest over a five year period. Substantially all of these PSARs are fully vested as of December 31, 2003. Compensation under the PSARS is computed based upon the percentage of PSARS that are vested and a formula derived from the appraised fair value of the net assets of Starz Encore. All amounts earned under the plan are payable in cash, Liberty common stock or a combination thereof. At December 31, 2003 the amount accrued pursuant to this plan was $94 million.

     Effective December 27, 2002, the chief executive officer of Starz Encore elected to exercise 54% of his outstanding PSARS. In July 2003, Starz Encore satisfied the amount due the officer with a cash payment of $287 million.

  OTHER

     Certain of the Company's subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(14)  EMPLOYEE BENEFIT PLANS

     Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have their own employee benefit plans. Employer cash contributions to all plans aggregated $16 million, $10 million and $10 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(15)  OTHER COMPREHENSIVE EARNINGS (LOSS)

     Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on AFS Securities. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

                                                                                ACCUMULATED
                                                 FOREIGN       UNREALIZED          OTHER
                                                CURRENCY     HOLDING GAINS     COMPREHENSIVE
                                               TRANSLATION    (LOSSES) ON     EARNINGS (LOSS),
                                               ADJUSTMENTS     SECURITIES       NET OF TAXES
                                               -----------   --------------   ----------------
                                                            (AMOUNTS IN MILLIONS)
Balance at January 1, 2001...................     $(142)         $ (255)           $ (397)
Other comprehensive earnings (loss)..........      (357)          1,594             1,237
                                                  -----          ------            ------
Balance at December 31, 2001.................      (499)          1,339               840
Other comprehensive loss.....................      (101)           (513)             (614)
                                                  -----          ------            ------
Balance at December 31, 2002.................      (600)            826               226
Other comprehensive earnings.................       149           2,826             2,975
Other activity...............................         1              (1)               --
                                                  -----          ------            ------
Balance at December 31, 2003.................     $(450)         $3,651            $3,201
                                                  =====          ======            ======

     The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings/loss.

                                                                      TAX
                                                      BEFORE-TAX   (EXPENSE)   NET-OF-TAX
                                                        AMOUNT      BENEFIT      AMOUNT
                                                      ----------   ---------   ----------
                                                             (AMOUNTS IN MILLIONS)
Year ended December 31, 2003:
Foreign currency translation adjustments............   $   244      $   (95)    $   149
Unrealized holding gains on securities arising
  during period.....................................     5,662       (2,208)      3,454
Reclassification adjustment for gains realized in
  net loss..........................................    (1,030)         402        (628)
                                                       -------      -------     -------
Other comprehensive earnings........................   $ 4,876      $(1,901)    $ 2,975
                                                       =======      =======     =======
Year ended December 31, 2002:
Foreign currency translation adjustments............   $  (166)     $    65     $  (101)
Unrealized holding losses on securities arising
  during period.....................................    (6,739)       2,628      (4,111)
Reclassification adjustment for losses realized in
  net loss..........................................     5,898       (2,300)      3,598
                                                       -------      -------     -------
Other comprehensive loss............................   $(1,007)     $   393     $  (614)
                                                       =======      =======     =======
Year ended December 31, 2001:
Foreign currency translation adjustments............   $  (585)     $   228     $  (357)
Unrealized holding losses on securities arising
  during period.....................................    (1,661)         648      (1,013)
Reclassification adjustment for losses realized in
  net loss..........................................     4,416       (1,722)      2,694
Cumulative effect of accounting change..............      (143)          56         (87)
                                                       -------      -------     -------
Other comprehensive earnings........................   $ 2,027      $  (790)    $ 1,237
                                                       =======      =======     =======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(16)  TRANSACTIONS WITH AT&T AND OTHER RELATED PARTIES

     Subsidiaries of Liberty provide services to various equity affiliates of Liberty, including Discovery Communications. Total revenue recognized by Liberty subsidiaries for such services aggregated $19 million, $6 million and $17 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Certain subsidiaries of Liberty produce and/or distribute programming and other services to cable distribution operators (including AT&T) and others pursuant to long term affiliation agreements. Charges to AT&T were based upon customary rates charged to others. Amounts included in revenue for services provided to AT&T prior to the Split Off Transaction were $210 million for the seven months ended July 31, 2001.

     Prior to the Split Off Transaction, AT&T allocated certain corporate general and administrative costs to Liberty pursuant to an intergroup agreement. Management believes such allocation methods were reasonable and materially approximated the amount that Liberty would have incurred on a stand-alone basis. In addition, there were arrangements between subsidiaries of Liberty and AT&T and its other subsidiaries for satellite transponder services, marketing support, programming, and hosting services. These expenses aggregated $20 million during the seven months ended July 31, 2001 (the period immediately prior to the Split Off Transaction) and are included in operating and SG&A expenses in the accompanying consolidated statement of operations.

(17)  COMMITMENTS AND CONTINGENCIES

  FILM RIGHTS

     Starz Encore, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available to Starz Encore at December 31, 2003 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2003 is payable as follows: $177 million in 2004 and $48 million in 2005.

     Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at December 31, 2003. Starz Encore's estimate of amounts payable under these agreements is as follows: $558 million in 2004; $231 million in 2005; $140 million in 2006; $112 million in 2007; $108 million in 2008; and $233 million thereafter.

     Starz Encore is also obligated to pay fees for films that are released by certain producers through 2010 when these films meet certain criteria described in the studio output agreements. The actual contractual amount to be paid under these agreements is not known at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated $398 million, $358 million and $354 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the first studio elects to extend its contract, Starz Encore has agreed to pay the studio $60 million within five days of the studio's notice to extend. The studio is required to exercise its option by December 31, 2004. If the second studio elects to extend its contract, Starz Encore has agreed to pay the studio a total of $190 million in four annual installments. The studio is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to the studios would be amortized ratably over the term of the respective output agreement extension.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  GUARANTEES

     Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At December 31, 2003, Liberty's guarantee for obligations for films released by such date aggregated $799 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

     At December 31, 2003, Liberty has guaranteed Y14.4 billion ($134 million) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to an additional Y10 billion ($93 million at December 31, 2003) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004.

     Liberty has guaranteed various leases, loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At December 31, 2003, the Guaranteed Obligations aggregated approximately $160 million and are not reflected in Liberty's consolidated balance sheet at December 31, 2003. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

     In connection with agreements for the sale of certain assets, Liberty typically retains liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Liberty generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Liberty. These types of indemnification guarantees typically extend for a number of years. Liberty is unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

  OPERATING LEASES

     Liberty leases business offices, has entered into pole rental and transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $74 million, $69 million and $76 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2003 follows (amounts in millions):

Years ending December 31:
  2004......................................................   $ 82
  2005......................................................   $ 67
  2006......................................................   $ 55
  2007......................................................   $ 44
  2008......................................................   $ 34
  Thereafter................................................   $120

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 2003.

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

(18)  INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

     Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty has organized its businesses into four Groups based upon each businesses' services or products: Interactive Group, International Group, Networks Group and Corporate and Other. Liberty's chief operating decision maker and management team review the combined results of operations of each of these Groups (including consolidated subsidiaries and equity method affiliates), as well as the results of operations of each individual business in each Group.

     Liberty identifies its reportable segments as (A) those consolidated subsidiaries that (1) represent 10% or more of its consolidated revenue, earnings before income taxes or total assets or (2) are significant to an evaluation of the performance of a Group; and (B) those equity method affiliates
(1) whose share of earnings represent 10% or more of Liberty's pre-tax earnings or (2) are significant to an evaluation of the performance of a Group. The segment presentation for prior periods has been conformed to the current period segment presentation. Liberty evaluates performance and makes decisions about allocating resources to its Groups and operating segments based on financial measures such as revenue, operating cash flow, gross margin, and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate.

     Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock compensation). Liberty believes this is an important indicator of the operational strength and performance of its businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

     For the year ended December 31, 2003, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

  INTERACTIVE GROUP

     - QVC -- consolidated subsidiary that markets and sells a wide variety of consumer products in the US and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     - Ascent Media Group ("Ascent Media") -- consolidated subsidiary that provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia.

  INTERNATIONAL GROUP

     - UGC -- 52% owned equity method affiliate that provides broadband communications services, including video, voice and data with operations in over 25 countries.

     - J-COM -- 45% owned equity method affiliate that provides broadband communications services in Japan.

     - Jupiter Programming Co., Ltd. ("JPC") -- 50% owned equity method affiliate that provides cable and satellite television programming in Japan.

  NETWORKS GROUP

     - Starz Encore -- consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

     - Discovery -- 50% owned equity method affiliate that provides original and purchased cable television programming in the U.S. and over 150 other countries.

     - Courtroom Television Network, LLC ("Court TV") -- 50% owned equity method affiliate that operates a basic cable network that provides informative and entertaining programming based on the American legal system.

     - Game Show Network, LLC ("GSN") -- 50% owned equity method affiliate that operates a basic cable network dedicated to the world of games, game playing and game shows.

     Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

     The amounts presented below represent 100% of each business' revenue, operating cash flow and operating income. These amounts are combined on an unconsolidated basis and are then adjusted to remove the effects of the equity method investments to arrive at the consolidated balances for each group. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses within each group regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, we could not, among other things, cause any noncontrolled affiliate to distribute to us our proportionate share of the revenue or operating cash flow of such affiliate.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  PERFORMANCE MEASURES

                                                      YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                          2003                  2002                  2001
                                   -------------------   -------------------   -------------------
                                             OPERATING             OPERATING             OPERATING
                                   REVENUE   CASH FLOW   REVENUE   CASH FLOW   REVENUE   CASH FLOW
                                   -------   ---------   -------   ---------   -------   ---------
                                                        (AMOUNTS IN MILLIONS)
INTERACTIVE GROUP
QVC..............................  $ 4,889    $ 1,013    $ 4,362     $ 861     $ 3,894     $ 722
Ascent Media.....................      508         75        538        87         593        89
Other consolidated
  subsidiaries...................      317        (13)       256       (26)        239       (13)
Equity method affiliates.........       88        (20)       138       (91)         --        --
                                   -------    -------    -------     -----     -------     -----
  Combined Interactive Group.....    5,802      1,055      5,294       831       4,726       798
Eliminate equity method
  affiliates.....................   (3,004)      (561)    (4,500)     (770)     (3,894)     (722)
                                   -------    -------    -------     -----     -------     -----
  Consolidated Interactive
     Group.......................    2,798        494        794        61         832        76
                                   -------    -------    -------     -----     -------     -----
INTERNATIONAL GROUP
Consolidated subsidiaries........  $   107    $    27    $   100     $  26     $   138     $  42
UGC..............................    1,892        629      1,515       296       1,562      (191)
J-COM............................    1,233        429        931       211         629        57
JPC..............................      412         54        274        32         207        19
Other equity method affiliates...      614         91        568        87         854        61
                                   -------    -------    -------     -----     -------     -----
  Combined International Group...    4,258      1,230      3,388       652       3,390       (12)
Eliminate equity method
  affiliates.....................   (4,151)    (1,203)    (3,288)     (626)     (3,252)       54
                                   -------    -------    -------     -----     -------     -----
  Consolidated International
     Group.......................      107         27        100        26         138        42
                                   -------    -------    -------     -----     -------     -----
NETWORKS GROUP
Starz Encore.....................  $   906    $   368    $   945     $ 371     $   863     $ 313
Discovery........................    1,995        508      1,717       379       1,517       286
Court TV.........................      193         44        148        (1)        118        (3)
GSN..............................       76          1         53       (11)         37       (17)
Other consolidated
  subsidiaries...................      208         13        200         3         167        14
                                   -------    -------    -------     -----     -------     -----
  Combined Networks Group........    3,378        934      3,063       741       2,702       593
Eliminate equity method
  affiliates.....................   (2,264)      (553)    (1,918)     (367)     (1,672)     (266)
                                   -------    -------    -------     -----     -------     -----
  Consolidated Networks Group....    1,114        381      1,145       374       1,030       327
                                   -------    -------    -------     -----     -------     -----
Corporate and Other..............        9        (70)        45       (37)         59       (68)
                                   -------    -------    -------     -----     -------     -----
Consolidated Liberty.............  $ 4,028    $   832    $ 2,084     $ 424     $ 2,059     $ 377
                                   =======    =======    =======     =====     =======     =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

  BALANCE SHEET INFORMATION

                                                               DECEMBER 31,
                                            ---------------------------------------------------
                                                      2003                       2002
                                            ------------------------   ------------------------
                                             TOTAL      INVESTMENTS     TOTAL      INVESTMENTS
                                             ASSETS    IN AFFILIATES    ASSETS    IN AFFILIATES
                                            --------   -------------   --------   -------------
                                                           (AMOUNTS IN MILLIONS)
INTERACTIVE GROUP
QVC.......................................  $ 13,806       $   77      $  2,886       $   --
Ascent Media..............................       741            4           778            4
Other consolidated subsidiaries...........       592           --           704           --
Equity method affiliates..................       548           --           176           --
                                            --------       ------      --------       ------
  Combined Interactive Group..............    15,687           81         4,544            4
Eliminate equity method affiliates........      (548)          --        (3,062)          --
                                            --------       ------      --------       ------
  Consolidated Interactive Group..........    15,139           81         1,482            4
                                            --------       ------      --------       ------
INTERNATIONAL GROUP
Consolidated subsidiaries.................  $    406       $   --      $    388       $   --
UGC.......................................     7,100           95         5,932          154
J-COM.....................................     3,926            7         3,485            3
JPC.......................................       192           24           132           12
Other equity method affiliates............     1,756           12         1,184            7
                                            --------       ------      --------       ------
  Combined International Group............    13,380          138        11,121          176
Eliminate equity method affiliates........   (12,974)        (138)      (10,733)        (176)
                                            --------       ------      --------       ------
  Consolidated International Group........       406           --           388           --
                                            --------       ------      --------       ------
NETWORKS GROUP
Starz Encore..............................  $  2,745       $   50      $  3,090       $  141
Discovery.................................     3,143           80         3,068           65
Court TV..................................       272           --           248           --
GSN.......................................       101           --            95           --
Other consolidated subsidiaries...........       228            1           236            3
                                            --------       ------      --------       ------
  Combined Networks Group.................     6,489          131         6,737          209
Eliminate equity method affiliates........    (3,516)         (80)       (3,411)         (65)
                                            --------       ------      --------       ------
  Consolidated Networks Group.............     2,973           51         3,326          144
                                            --------       ------      --------       ------
Corporate and Other.......................    35,495        5,222        34,489        7,242
                                            --------       ------      --------       ------
Consolidated Liberty......................  $ 54,013       $5,354      $ 39,685       $7,390
                                            ========       ======      ========       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

     The following table provides a reconciliation of segment operating cash flow to earnings before income taxes:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
                                                            (AMOUNTS IN MILLIONS)
Consolidated segment operating cash flow...............  $   832   $   424   $    377
Stock compensation.....................................       84        51       (132)
Depreciation and amortization..........................     (510)     (384)      (984)
Impairment of long-lived assets........................   (1,362)     (275)      (388)
Interest expense.......................................     (539)     (423)      (525)
Share of earnings (losses) of affiliates...............       58      (453)    (4,906)
Nontemporary declines in fair value of investments.....      (29)   (6,053)    (4,101)
Realized and unrealized gains (losses) on derivative
  instruments, net.....................................     (649)    2,122       (174)
Gains (losses) on dispositions, net....................    1,128      (415)      (310)
Other, net.............................................      137       205        261
                                                         -------   -------   --------
Loss before income taxes and minority interest.........  $  (850)  $(5,201)  $(10,882)
                                                         =======   =======   ========

  REVENUE BY GEOGRAPHIC AREA

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (AMOUNTS IN MILLIONS)
United States..............................................  $3,343   $1,859   $1,811
Foreign countries..........................................     685      225      248
                                                             ------   ------   ------
  Consolidated Liberty.....................................  $4,028   $2,084   $2,059
                                                             ======   ======   ======

  LONG-LIVED ASSETS BY GEOGRAPHIC AREA

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003          2002
                                                              ---------     --------
                                                              (AMOUNTS IN MILLIONS)
United States...............................................   $15,290       $5,278
Foreign countries...........................................     1,419          256
                                                               -------       ------
  Consolidated Liberty......................................   $16,709       $5,534
                                                               =======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  1ST          2ND          3RD          4TH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                               ---------    ---------    ---------    ---------
                                               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2003:
  Revenue....................................   $   505      $   500        $905       $ 2,118
                                                =======      =======        ====       =======
  Operating income (loss)....................   $    10      $   (46)       $147       $(1,067)
                                                =======      =======        ====       =======
  Net earnings (loss)........................   $   132      $  (464)       $ 41       $  (931)
                                                =======      =======        ====       =======
  Basic and diluted net earnings (loss) per
     common share............................   $   .05      $  (.17)       $.02       $  (.32)
                                                =======      =======        ====       =======
2002:
  Revenue....................................   $   513      $   510        $525       $   536
                                                =======      =======        ====       =======
  Operating income (loss)....................   $    52      $    13        $(39)      $  (210)
                                                =======      =======        ====       =======
  Earnings (loss) before cumulative effect of
     accounting change.......................   $   306      $(3,097)       $ 22       $  (692)
                                                =======      =======        ====       =======
  Net earnings (loss)........................   $(1,563)     $(3,097)       $ 22       $  (692)
                                                =======      =======        ====       =======
  Basic and diluted earnings (loss) before
     cumulative effect of accounting change
     per common share........................   $   .12      $ (1.20)       $.01       $  (.26)
                                                =======      =======        ====       =======
  Basic and diluted net earnings (loss) per
     common share............................   $  (.60)     $ (1.20)       $.01       $  (.26)
                                                =======      =======        ====       =======

(20)  SUBSEQUENT EVENT

     Liberty's Board of Directors has approved a resolution authorizing the Company to take the necessary actions to effect the spin-off of assets principally comprised of the International Group as a tax free distribution to its shareholders. The completion of this transaction is subject to, among other things, a final determination of the assets to be included in the spin-off, the receipt of a favorable tax opinion and regulatory and other third party approvals. Upon completion of this transaction, the International Group will be a separate publicly traded company. This transaction is expected to be accounted for at historical cost due to the pro rata nature of the distribution.

                                   PART III.

     The following required information is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of shareholders presently scheduled to be held in June 2004:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We will file our definitive proxy statement for our 2004 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 29, 2003.

                                      III-1

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     Included in Part II of this Report:

                                                              PAGE NO.
                                                              --------
Liberty Media Corporation:
  Independent Auditors' Report..............................   II-33
  Consolidated Balance Sheets, December 31, 2003 and 2002...   II-34
  Consolidated Statements of Operations, Years ended
     December 31, 2003, 2002 and 2001.......................   II-35
  Consolidated Statements of Comprehensive Earnings (Loss),
     Years ended December 31, 2003, 2002 and 2001...........   II-36
  Consolidated Statements of Stockholders' Equity, Years
     ended December 31, 2003, 2002 and 2001.................   II-37
  Consolidated Statements of Cash Flows, Years Ended
     December 31, 2003, 2002 and 2001.......................   II-38
  Notes to Consolidated Financial Statements, December 31,
     2003, 2002 and 2001....................................   II-39

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

     (a)(3) Exhibits

     Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

 3 -- Articles of Incorporation and Bylaws:
 3.1     Restated Certificate of Incorporation of Liberty, dated
         August 9, 2001 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Liberty Media
         Corporation (File No. 333-55998) as filed on February 21,
         2001 (the "Split Off S-1 Registration Statement")).
 3.2 Bylaws of Liberty, as adopted August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Split Off S-1
         Registration Statement).

4 -- Instruments Defining the Rights of Securities Holders, including
  Indentures:
 4.1 Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Split Off S-1 Registration
         Statement).
 4.2 Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Split Off S-l Registration
         Statement).

 4.3     Liberty undertakes to furnish the Securities and Exchange
         Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 -- Material Contracts:
10.1     Inter-Group Agreement dated as of March 9, 1999, between
         AT&T Corp. and Liberty Media Corporation, Liberty Media
         Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
         Corporation (File No. 333-86491) as filed on September 3,
         1999, the "Liberty S-4 Registration Statement").
10.2     Ninth Supplement to Inter-Group Agreement dated as of June
         14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
         Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
         Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of
         Liberty Media Corporation (File No. 333-66034) as filed on
         July 27, 2001).
10.3     Intercompany Agreement dated as of March 9, 1999, between
         Liberty and AT&T Corp. (incorporated by reference to Exhibit
         10.3 to the Liberty S-4 Registration Statement).
10.4 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
         Tele-Communications, Inc., Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty S-4 Registration Statement).
10.5     First Amendment to Tax Sharing Agreement dated as of May 28,
         1999, by and among AT&T Corp., Liberty Media Corporation,
         Tele-Communications, Inc., Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).
10.6     Second Amendment to Tax Sharing Agreement dated as of
         September 24, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of
         Liberty Media Corporation (File No. 333-93917) as filed on
         December 30, 1999 (the "Liberty S-1 Registration
         Statement)).
10.7     Third Amendment to Tax Sharing Agreement dated as of October
         20, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).
10.8     Fourth Amendment to Tax Sharing Agreement dated as of
         October 28, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).
10.9     Fifth Amendment to Tax Sharing Agreement dated as of
         December 6, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).
10.10    Sixth Amendment to Tax Sharing Agreement dated as of
         December 10, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty S-l Registration Statement).

10.11    Seventh Amendment to Tax Sharing Agreement dated as of
         December 30, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the
         signature pages thereof (incorporated by reference to
         Exhibit 10.11 to the Liberty S-l Registration Statement).
10.12    Eighth Amendment to Tax Sharing Agreement dated as of July
         25, 2000, by and among AT&T Corp., Liberty Media
         Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the
         Split Off Registration Statement).
10.13    Instrument dated January 14, 2000, adding The Associated
         Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
         Inc., AT&T Corp., Liberty Media Corporation,
         Tele-Communications, Inc., Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the
         Liberty S-1 Registration Statement).
10.14    Restated and Amended Employment Agreement dated November 1,
         1992, between Tele-Communications, Inc. and John C. Malone
         (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9,
         1999, between Liberty and John C. Malone (incorporated by
         reference to Exhibit 10.6 to the Liberty S-4 Registration
         Statement).
10.15    Second Amendment to Employment Agreement dated November 1,
         1992 between TCI and John C. Malone (assumed by Liberty as of March 9, 1999), as amended effective March 9, 1999, filed herewith.
10.16    Amended and Restated Agreement and Plan of Restructuring and
         Merger among UnitedGlobalCom, Inc., New UnitedGlobalCom,
         Inc., United/New United Merger Sub, Inc., Liberty Media
         Corporation, Liberty Media International, Inc. and Liberty
         Global, Inc., dated December 31, 2001 (incorporated by
         reference to Current Form 8-K filed by Liberty Media
         Corporation on January 9, 2002, Commission File No.
         0-20421).
10.17    Liberty Media Corporation 2000 Incentive Plan (As Amended
         and Restated Effective September 11, 2002) (incorporated by reference to Exhibit 10.16 to Liberty's Annual Report on
         Form 10-K/A for the year ended December 31, 2002, Commission
         File No. 0-20421).
10.18    Liberty Media Corporation 2002 Non-employee Director
         Incentive Plan (incorporated by reference to Exhibit 10.17 to Liberty's Annual Report on Form 10-K/A for the year ended
         December 31, 2002, Commission File No. 0-20421).
10.19    Letter Agreement, dated as of May 8, 2003, between Robert R.
         Bennett and Liberty regarding Mr. Bennett's personal use of
         Liberty's aircraft, filed herewith.
10.20    Amended and Restated Stock Purchase Agreement, dated as of
         June 30, 2003, by and among Liberty, Comcast, Comcast QVC,
         Inc. and QVC, Inc. (incorporated by reference to Exhibit
         99.1 to the Company's Current Report on Form 8-K filed on
         September 18, 2003, Commission File No. 0-20421).
21       Subsidiaries of Liberty Media Corporation, filed herewith.
23.1     Consent of KPMG LLP, filed herewith.
23.2     Consent of KPMG Audit plc, filed herewith.
31.1     Rule 13a-14(a)/15d - 14(a) Certification, filed herewith.
31.2     Rule 13a-14(a)/15d - 14(a) Certification, filed herewith.
31.3     Rule 13a-14(a)/15d - 14(a) Certification, filed herewith.
32       Section 1350 Certification, filed herewith.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

                                                                             FINANCIAL
                                                                             STATEMENTS
DATE OF REPORT                                              ITEM REPORTED      FILED
--------------                                              -------------    ----------
November 12, 2003.........................................  Items 2 and 7       None
November 14, 2003*........................................  Items 9 and 12      None
December 2, 2003..........................................  Items 5 and 7       None
December 4, 2003..........................................  Items 5 and 7       None

---------------

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

     In our opinion, the consolidated financial statements on pages IV-6 to IV-47 present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

                                                        (NOTE 2)
                                                          2002          2002
                                                        RESTATED      RESTATED      2001        2000
                                              NOTES     $ MILLION     L MILLION   L MILLION   L MILLION
                                              -----   -------------   ---------   ---------   ---------
REVENUE
Cable television............................                 541           336         329         279
Consumer telephony..........................                 797           495         488         445
Internet and other..........................                 101            63          40          16
                                                         -------       -------     -------     -------
TOTAL CONSUMER DIVISION.....................               1,439           894         857         740
Business Services Division..................                 455           283         268         248
                                                         -------       -------     -------     -------
TOTAL CABLE DIVISION........................               1,894         1,177       1,125         988
Content Division............................                 171           106         129          81
                                                         -------       -------     -------     -------
TOTAL REVENUE...............................               2,065         1,283       1,254       1,069
                                                         =======       =======     =======     =======
OPERATING COSTS AND EXPENSES
Consumer programming expenses...............                 206           128         142         132
Business and consumer telephony expenses....                 351           218         235         235
Content expenses............................                 113            70          83          46
Depreciation................................                 797           495         469         423
Impairment of fixed assets..................               1,353           841          --          --
                                                         -------       -------     -------     -------
Cost of sales...............................               2,820         1,752         929         836
Selling, general and administrative
  expenses..................................                 846           526         497         445
Amortization of goodwill....................                  --            --         183         147
Impairment of goodwill......................               2,326         1,445         766          --
                                                         -------       -------     -------     -------
                                                           5,992         3,723       2,375       1,428
                                                         =======       =======     =======     =======
OPERATING LOSS..............................              (3,927)       (2,440)     (1,121)       (359)
                                                         =======       =======     =======     =======
Interest income (including L12 million, L15
  million and L15 million in 2002, 2001 and
  2000, respectively, from related
  parties)..................................   22             30            19          15          15
Interest expense (including amortization of
  debt discount)............................                (850)         (528)       (487)       (385)
Foreign exchange gains/(losses), net........                 343           213          --         (15)
Share of net losses of affiliates and
  impairment................................                (190)         (118)       (216)        (15)
Other, net..................................                  58            36          (3)         (3)
Minority interests in losses of consolidated
  subsidiaries, net.........................                   2             1           1           1
                                                         -------       -------     -------     -------
LOSS BEFORE INCOME TAXES....................              (4,534)       (2,817)     (1,811)       (761)
Income tax benefit..........................   17             45            28          70           6
                                                         -------       -------     -------     -------
NET LOSS....................................              (4,489)       (2,789)     (1,741)       (755)
                                                         =======       =======     =======     =======
Basic and diluted loss per ordinary share...             $ (1.56)      L (0.97)    L (0.60)    L (0.28)
Weighted average number of ordinary shares
  outstanding (millions)....................               2,873         2,873       2,880       2,705
                                                         -------       -------     -------     -------

All income is derived from continuing operations.

        See accompanying notes to the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                            YEARS ENDED DECEMBER 31

                                                                  (NOTE 2)
                                                                    2002          2002
                                                                  RESTATED      RESTATED      2001
                                                        NOTES     $ MILLION     L MILLION   L MILLION
                                                        -----   -------------   ---------   ---------
ASSETS
Cash and cash equivalents.............................                 628          390          14
Secured cash deposits restricted for more than one
  year................................................   21             19           12          20
Trade receivables (net of allowance for doubtful
  accounts of L12 million and L16 million)............                 193          120         116
Other receivables.....................................    9            110           68         112
Prepaid expenses......................................                  43           27          33
                                                                   -------       ------      ------
Total current assets..................................                 993          617         295
Investment in affiliates, accounted for under the
  equity method, and related receivables..............   10            605          376         547
Property and equipment (less accumulated depreciation
  of L3,196 million and L1,873 million)...............   11          4,182        2,598       3,473
Goodwill (less accumulated amortization of L2,593
  million and L1,148 million).........................    6            719          447       1,892
Inventory.............................................   14             45           28          67
Other assets (less accumulated amortization and write
  offs of L76 million and L47 million)................   13             47           29          58
                                                                   -------       ------      ------
TOTAL ASSETS..........................................               6,591        4,095       6,332
                                                                   =======       ======      ======
LIABILITIES AND SHAREHOLDERS' FUNDS
Accounts payable......................................                 177          110         109
Other liabilities.....................................   15          1,019          633         524
Debt repayable within one year........................   16          8,762        5,444          --
                                                                   -------       ------      ------
Total current liabilities.............................               9,958        6,187         633
Deferred tax..........................................   17            137           85         113
Debt repayable after more than one year...............   16             10            6       4,897
Capital lease obligations.............................                 328          204         238
                                                                   -------       ------      ------
TOTAL LIABILITIES.....................................              10,433        6,482       5,881
                                                                   =======       ======      ======
MINORITY INTERESTS....................................                  (2)          (1)         --
                                                                   =======       ======      ======
SHAREHOLDERS' (DEFICIT)/EQUITY
Ordinary shares, 10 pence par value; 4,300 million
  authorized; 2,873 and 2,886 million issued in 2002
  and 2001 respectively...............................                 462          287         287
Limited voting convertible ordinary shares, 10 pence
  par value; 300 million authorized and 82 million and
  63 million outstanding in 2002 and 2001
  respectively........................................                  13            8           8
Additional paid in capital............................               6,797        4,223       4,224
Accumulated deficit...................................             (11,094)      (6,893)     (4,104)
Accumulated other comprehensive (loss)/income.........   20            (18)         (11)         37
                                                                   -------       ------      ------
                                                                    (3,840)      (2,386)        452
Ordinary shares held in trust for the Telewest
  Restricted Share Scheme and the Telewest Long-Term
  Incentive Plan......................................                  --           --          (1)
                                                                   -------       ------      ------
TOTAL SHAREHOLDERS' (DEFICIT)/EQUITY..................              (3,840)      (2,386)        451
                                                                   =======       ======      ======
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............               6,591        4,095       6,332
                                                                   =======       ======      ======

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

                                                           (NOTE 2)
                                                             2002          2002
                                                           RESTATED      RESTATED      2001        2000
                                                           $ MILLION     L MILLION   L MILLION   L MILLION
                                                         -------------   ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................     (4,489)       (2,789)     (1,741)      (755)
Adjustments to reconcile net loss to net cash
  provided/(utilized) by operating activities
  Depreciation.........................................        797           495         469        423
Impairment of fixed assets.............................      1,353           841          --         --
Amortization of goodwill...............................         --            --         183        147
Impairment of goodwill.................................      2,326         1,445         766         --
Amortization and write off of deferred financing costs
  and issue discount on Senior Discount Debentures.....        184           114          99        147
Deferred tax credit....................................        (45)          (28)        (70)        --
Unrealized (gain)/loss on foreign currency
  translation..........................................       (343)         (213)        (10)        20
Non-cash accrued share based compensation
  (credit)/cost........................................         (2)           (1)          1          5
Share of net (profits)/losses of affiliates and
  impairment...........................................        (16)          (10)        216         15
Loss on disposal of assets.............................        148            92           4         --
Minority interests in losses of consolidated
  subsidiaries.........................................         --            --          (1)        (1)
Changes in operating assets and liabilities net of
  effect of acquisition of subsidiaries Change in
  receivables..........................................         31            19          25         (8)
Change in prepaid expenses.............................         10             6           6        (19)
Change in accounts payable.............................         27            17           3         (2)
Change in other liabilities............................        160           100          62         70
Change in other assets.................................         24            15           1        (46)
                                                            ------        ------      ------       ----
NET CASH PROVIDED/(UTILIZED) BY OPERATING ACTIVITIES...        165           103          13         (4)
                                                            ======        ======      ======       ====
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for property and equipment...................       (721)         (448)       (548)      (527)
Cash paid for acquisition of subsidiaries, net of cash
  acquired.............................................         --            --          (6)       (24)
Additional investments in and loans to affiliates......         --            --         (26)       (10)
Repayment of loans made to joint ventures (net)........         14             9           9          3
Proceeds from disposal of assets.......................          2             1           2          2
Disposal of subsidiary undertaking, net of cash
  disposed.............................................         23            14           8         --
Disposal of associate undertaking, net of cash
  disposed.............................................         95            59          --         --
                                                            ------        ------      ------       ----
NET CASH USED IN INVESTING ACTIVITIES..................       (587)         (365)       (561)      (556)
                                                            ======        ======      ======       ====
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of share options................         --            --           6          3
Share issue costs......................................         --            --          --        (13)
Proceeds from issue of Senior Discount Notes and Senior
  Notes 2010...........................................         --            --          --        544
Proceeds from issue of Senior Convertible Notes 2005...         --            --          --        330
Proceeds from issue of Accreting Convertible Notes
  2003.................................................         --            --          30         20
Issue costs of Notes and credit facility arrangement
  costs................................................         --            --         (41)        --
Net proceeds from maturity of forward contracts........        122            76          --        107
Release/(placement) of restricted deposits.............         13             8          (8)        --
Repayments from borrowings under old credit
  facilities...........................................         (3)           (2)       (824)      (141)
Repayment of SMG equity swap...........................        (53)          (33)         --         --
Proceeds/(repayment) from borrowings under new credit
  facility.............................................      1,030           640       1,393       (260)
Capital element of finance lease repayments............        (82)          (51)        (54)       (35)
                                                            ------        ------      ------       ----
NET CASH PROVIDED BY FINANCING ACTIVITIES..............      1,027           638         502        555
                                                            ======        ======      ======       ====
Net increase/(decrease) in cash and cash equivalents...        605           376         (46)        (5)
Cash and cash equivalents at beginning of year.........         23            14          60         65
                                                            ------        ------      ------       ----
CASH AND CASH EQUIVALENTS AT END OF YEAR...............        628           390          14         60
                                                            ======        ======      ======       ====

        See accompanying notes to the consolidated financial statements.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT) AND
                               COMPREHENSIVE LOSS

                                           LIMITED     SHARES                           OTHER
                              ORDINARY     VOTING      HELD IN      ADDITIONAL      COMPREHENSIVE   ACCUMULATED
                               SHARES      SHARES       TRUST     PAID-IN CAPITAL       LOSS          DEFICIT       TOTAL
                              L MILLION   L MILLION   L MILLION      L MILLION        L MILLION      L MILLION    L MILLION
                              ---------   ---------   ---------   ---------------   -------------   -----------   ---------
BALANCE AT DECEMBER 31,
  1999......................     228           6          (2)          2,328              --          (1,608)         952
Ordinary shares issued on
  exercise of share
  options...................      --          --          --               3              --              --            3
Shares issued to acquire
  Flextech Plc net of issue
  costs.....................      60          --          --           1,873              --              --        1,933
Accrued share based
  compensation cost.........      --          --          --               5              --              --            5
Unrealised gain on deemed
  disposal of shares in an
  affiliate.................      --          --          --               7              --              --            7
Net loss....................      --          --          --              --              --            (755)        (755)
                                 ---         ---         ---           -----             ---          ------       ------
BALANCE AT DECEMBER 31,
  2000......................     288           6          (2)          4,216              --          (2,363)       2,145
Unrealised gain/(loss) on
  derivative financial
  instruments:
  Cumulative effects of
    accounting change.......      --          --          --              --             (16)             --          (16)
  Amounts reclassified into
    earnings................      --          --          --              --              (5)             --           (5)
  Current period increase in
    fair value..............      --          --          --              --              57              --           57
Net loss....................      --          --          --              --              --          (1,741)      (1,741)
                                                                                                                   ------
TOTAL COMPREHENSIVE LOSS....                                                                                       (1,705)
Unrealised gain on deemed
  partial disposal of
  investment................      --          --          --              --               1              --            1
Ordinary shares issued on
  exercise of share
  options...................       1          --           1               6              --              --            8
Gain on retranslation of
  investment in an overseas
  subsidiary................      --          --          --               1              --              --            1
Redesignation of ordinary
  shares....................      (2)          2          --              --              --              --           --
Accrued share based
  compensation cost.........      --          --          --               1              --              --            1
                                 ---         ---         ---           -----             ---          ------       ------
BALANCE AT DECEMBER 31,
  2001......................     287           8          (1)          4,224              37          (4,104)         451
Unrealised gain/(loss) on
  derivative financial
  instruments:
  Amounts reclassified into
    earnings................      --          --          --              --             (48)             --          (48)
Net loss (restated).........      --          --          --              --              --          (2,789)      (2,789)
                                                                                                                   ------
TOTAL COMPREHENSIVE LOSS
  (RESTATED)................                                                                                       (2,837)
Accrued share based
  compensation
  (credit)/cost.............      --          --           1              (1)             --              --           --
                                 ---         ---         ---           -----             ---          ------       ------
BALANCE AT DECEMBER 31, 2002
  (RESTATED)................     287           8          --           4,223             (11)         (6,893)      (2,386)
                                 ===         ===         ===           =====             ===          ======       ======

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

     The economic environment and currency in which the Group operates is the United Kingdom and hence its reporting currency is Pounds Sterling (L). Certain financial information for the year ended December 31, 2002 has been translated into US Dollars ($), with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.6095 = L1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 2002. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

3  RESTATEMENT

     Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2002, we have determined the need to adjust the classification of debt previously reflected as non-current in the consolidated balance sheet at December 31, 2002 and write off deferred financing costs as at December 31, 2002 relating to the restated debt. The adjustment of debt reclassifies L1,792 million from non-current "Debt repayable after more than one year" to "Debt repayable within one year". The write off of deferred financing costs decreases other assets and increases interest expense and net loss as at and for the year ended December 31, 2002 by L11 million. There was no impact on the 2001 Consolidated Financial Statements.

     These adjustments have been made because the Company recently determined that the effect of non-payment of a hedge contract of L10.5 million in 2002 triggered a default on an additional L1,792 million of bond debt as at December 31, 2002.

     We have also determined the need to accrue additional interest of L2 million relating to additional interest for bonds in default as at December 31, 2002. This adjustment increases net loss, interest expense and other liabilities by L2 million as at and for the year ended December 31, 2002.

                                                                RESTATEMENT IMPACT ON
                                                                  DECEMBER 31, 2002
                                                              -------------------------
BALANCE SHEET (IN L MILLIONS)                                 AS REPORTED   AS RESTATED
-----------------------------                                 -----------   -----------
Other assets................................................        40            29
Total assets................................................     4,106         4,095
Debt repayable within one year..............................     3,652         5,444
Other liabilities...........................................       631           633
Total current liabilities...................................     4,393         6,187
Debt repayable after more than one year.....................     1,798             6
Accumulated deficit.........................................    (6,880)       (6,893)
Total shareholders' (deficit)/equity........................    (2,373)       (2,386)
                                                                ======        ======

                                                                 RESTATEMENT IMPACT
                                                                 FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2002
CONSOLIDATED STATEMENT OF OPERATIONS                          -------------------------
(IN L MILLIONS, EXCEPT PER SHARE DATA)                        AS REPORTED   AS RESTATED
--------------------------------------                        -----------   -----------
Interest expense............................................      (515)         (528)
Net loss....................................................    (2,776)       (2,789)
                                                                ======        ======

                                                                RESTATEMENT IMPACT ON
                                                                  DECEMBER 31, 2002
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)      -------------------------
AND COMPREHENSIVE LOSS (IN L MILLIONS)                        AS REPORTED   AS RESTATED
--------------------------------------------------------      -----------   -----------
Total comprehensive loss....................................    (2,824)       (2,837)
                                                                ======        ======

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

  BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations undertaken after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill arising from business combinations and intangible assets with indefinite lives are no longer amortized but are subject to annual review for impairment (or more frequently should indications of impairment arise). Goodwill associated with equity-method investments will also no longer be amortized upon adoption of SFAS 142, but will be subject to impairment testing as part of the investment to which it relates in accordance with Accounting Principles Board Opinion No. ("APB") 18, The Equity Method of Accounting for Investments in Common Stock. Separable intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives and will be subject to review for impairment in accordance with SFAS 144 (see below). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Group was required to adopt SFAS 142 effective January 1, 2002. As of January 1, 2002 the Group had L2,199 million of unamortized goodwill, L1,892 million of which related to business combinations and L307 million of which related to equity-method investments.

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

  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided to write-off the cost, less estimated residual value, of property and equipment by equal installments over their estimated useful economic lives as follows:

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

     Programming revenues are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

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

     In November 2002, the FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which addresses the disclosure to be made by a guarantor in its financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Group has adopted the disclosure requirements and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into or modified guarantees.

     In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46) which interprets Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements. FIN 46 clarifies the application of ARB 51 with respect to the consolidation of certain entities (variable interest entities--"VIEs") to which the usual condition for consolidation described in ARB 51 does not apply because the controlling financial interest in VIEs may be achieved through arrangements that do not involve voting interests. In addition, FIN 46 requires the primary beneficiary of VIEs and the holder of a significant variable interest in VIEs to disclose certain information relating to their involvement with the VIEs. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. To comply with the transitional provisions of FIN 46, Telewest has evaluated its existing structures to determine whether it is reasonably likely that it would be required to consolidate or disclose information about a VIE's nature, purpose, size and activities, together with Telewest's maximum exposure to loss. Telewest is also required to disclose the anticipated impact of adoption of FIN 46 on its financial statements.

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

     During the 12-month period ended December 31, 2002, the Group recorded a net L48 million transfer from cumulative OCI to the Statement of Operations arising from the dedesignation of derivative contracts as ineffective hedges, as described above. In the 12-month period ended December 31, 2001, the Group recorded a L36 million gain in fair value to cumulative OCI, consisting of a loss of L25 million to short-term derivative liabilities and a L61 million gain to long-term derivative assets.

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

                                              NOTIONAL
   EFFECTIVE DATES          MATURITIES        PRINCIPAL     RECEIVES           PAYS
---------------------  --------------------   ---------   -------------   --------------
1/2/1997-7/1/2002....  12/31/2003-3/31/2005     L900m     6-month LIBOR   5.475%-7.3550%

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

                                                AT DECEMBER 31, 2002     AT DECEMBER 31, 2001
                                               ----------------------   ----------------------
                                               CARRYING                 CARRYING
                                                AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                               L MILLION   L MILLION    L MILLION   L MILLION
                                               ---------   ----------   ---------   ----------
FINANCIAL INSTRUMENTS--ASSETS
Foreign exchange forward contracts...........       --          --          131         131
Foreign currency swaps.......................       --          --           15          15
                                                 -----       -----        -----       -----
FINANCIAL INSTRUMENTS--LIABILITIES
Interest rate swap agreements................      (34)        (34)         (25)        (25)
Foreign exchange forward contracts...........       --          --           (4)         (4)
                                                 -----       -----        -----       -----
DEBT OBLIGATIONS
Accreting Convertible Notes 2003.............      282          62          268         268
Senior Convertible Notes 2005................      311         130          344         234
Senior Debentures 2006.......................      186          39          206         155
Senior Convertible Notes 2007................      300          63          300         174
Senior Discount Debentures 2007..............      955         200        1,059         803
Senior Notes 2008............................      217          46          226         185
Senior Discount Notes 2009...................      563         108          505         308
Senior Notes 2010............................      394          83          378         315
Senior Discount Notes 2010...................      222          46          185         136
Senior Secured Facility......................    2,000       2,000        1,360       1,360
Other debt...................................       20          20           66          66
                                                 -----       -----        -----       -----

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

     The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 by reportable segment are as follows:

                                                            CABLE      CONTENT      TOTAL
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
Balance as of January 1, 2001...........................    1,394       1,409       2,803
Addition in year........................................       11          --          11
Amortization in year....................................      (83)        (73)       (156)
Impairment of goodwill..................................       --        (766)       (766)
                                                           ------       -----      ------
Balance as of January 1, 2002...........................    1,322         570       1,892
Impairment of goodwill..................................   (1,016)       (429)     (1,445)
                                                           ------       -----      ------
Balance as of December 31, 2002.........................      306         141         447
                                                           ======       =====      ======

     Amortization expense related to goodwill was L183 million (including L27 million related to equity investment goodwill) for the year ended December 31, 2001 (L147 million for the year ended December 31, 2000). The following table reconciles previously reported net income as if the provisions of SFAS 142 were in effect in 2001 and 2000:

                                                            2002
                                                          RESTATED      2001        2000
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
Net loss
  Reported net loss.....................................   (2,789)     (1,741)      (755)
  Add back amortization of goodwill.....................       --         183        147
                                                           ------      ------       ----
Adjusted net loss.......................................   (2,789)     (1,558)      (608)
                                                           ======      ======       ====

                                                            PENCE       PENCE       PENCE
                                                          ---------   ---------   ---------
Basic and diluted net loss per share
  Reported net loss per share...........................      (97)        (60)        (28)
  Add back amortization of goodwill.....................       --           6           5
                                                           ------       -----      ------
Adjusted net loss per share.............................      (97)        (54)        (23)
                                                           ======       =====      ======

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

     On April 19, 2000 the Company acquired the entire issued share capital of Flextech Plc ("Flextech"), a company engaged in broadcast media activities, for a total consideration of L1,978 million. This comprised 601 million shares of 10p each and acquisition costs of L31 million. The value attributed to the shares issued was 323.85 pence per share, being the average share market price for a five day period around December 17, 2000, the day the terms of the acquisitions were agreed to and announced. The acquisition was accounted for using the purchase method of accounting. The goodwill arising on acquisition of Flextech was L1,382 million. As described in note 16, the Group has undertaken an impairment review of goodwill. As a result of the review, a charge of L429 million has been made.

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

                                                               YEAR ENDED DECEMBER 31
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
Acquisitions:
Assets..................................................       --           1       1,104
Liabilities assumed.....................................       --          (2)       (172)
Debt assumed............................................       --          --        (261)
                                                            -----       -----       -----
Net (liabilities)/assets (contributed)/assumed..........       --          (1)        671
Less:
Goodwill arising........................................       --           7       1,383
                                                            -----       -----       -----
                                                               --           6       2,054
                                                            -----       -----       -----
Share consideration/capital contribution................       --          --       1,946
Debt consideration......................................       --          --          75
Purchase of shares......................................       --           2          --
Option consideration....................................       --           4          --
Direct costs of acquisition.............................       --          --          33
                                                            -----       -----       -----
                                                               --           6       2,054
                                                            -----       -----       -----

     In 2002 the Group entered into capital lease obligations with a total capital value of L17 million. The Group entered into no vendor financing arrangements during the year, but had a remaining financed balance of L11 million at December 31, 2002. At December 31, 2002, the Group had accrued a further L57 million of capital expenditure for property and equipment.

9  OTHER RECEIVABLES

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
Interconnection receivables.................................        7           2
Accrued income..............................................       32          68
Other.......................................................       29          27
Foreign currency swap.......................................       --          15
                                                                -----       -----
                                                                   68         112
                                                                =====       =====

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

10  INVESTMENTS

     The Group has investments in affiliates accounted for under the equity method at December 31, 2002 and 2001 as follows:

                                                               PERCENTAGE
                                                              OWNERSHIP AT
                                                              DECEMBER 31
                                                              ------------
                                                              2002    2001
                                                              -----   ----
Front Row Television Limited................................   50.0%  50.0%
UKTV........................................................   50.0%  50.0%
Blue Yonder Workwise Limited................................  100.0%  70.0%
SMG.........................................................     --   16.9%
                                                              -----   ----

     During the year Blue Yonder Workwise Limited became a wholly owned subsidiary of the Group. No goodwill arose on the acquisition.

     Summarized combined financial information for such affiliates which operate principally in the cable television, broadcasting and interactive media industries is as follows:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
COMBINED FINANCIAL POSITION
Current assets..............................................      61         162
Property and equipment, net.................................      --          54
Intangible assets, net......................................      --         112
Other assets, net...........................................      31           7
                                                                ----        ----
Total assets................................................      92         335
                                                                ----        ----
Current liabilities.........................................      42         133
Debt........................................................     176          66
Other liabilities...........................................      --         557
Owners' equity..............................................    (126)       (421)
                                                                ----        ----
Total liabilities and equity................................      92         335
                                                                ====        ====

                                                               YEAR ENDED DECEMBER 31
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
COMBINED OPERATIONS
Revenue.................................................     128         408         406
Operating expenses......................................    (103)       (324)       (343)
                                                            ----        ----        ----
Operating profit........................................      25          84          63
Interest expense........................................     (12)        (38)        (30)
                                                            ----        ----        ----
Net profit..............................................      13          46          33
                                                            ====        ====        ====

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
THE GROUP'S INVESTMENTS IN AFFILIATES ARE COMPRISED AS
  FOLLOWS:
Goodwill....................................................      --          27
Loans.......................................................     208         260
Share of net assets.........................................     168         260
                                                                 ---         ---
                                                                 376         547
                                                                 ===         ===

     On September 4, 2002 the investment in SMG plc, a listed investment in an associated undertaking, was reclassified as a current asset investment at net realizable value. This resulted in L42 million being written off the carrying value of the investment. The investment in SMG plc was subsequently sold in November 2002 realizing a gain of L1 million.

11  PROPERTY AND EQUIPMENT

                                                    CABLE AND   ELECTRONIC     OTHER
                              LAND      BUILDINGS    DUCTING    EQUIPMENT    EQUIPMENT     TOTAL
                            L MILLION   L MILLION   L MILLION   L MILLION    L MILLION   L MILLION
                            ---------   ---------   ---------   ----------   ---------   ---------
ACQUISITION COSTS
Balance at January 1,
  2002....................       6         133        3,186       1,424         597        5,346
Additions.................      --           7          269         135          50          461
Disposals.................      --          (2)          --          --         (11)         (13)
                              ----         ---        -----       -----         ---        -----
Balance at December 31,
  2002....................       6         138        3,455       1,559         636        5,794
                              ----         ---        -----       -----         ---        -----
ACCUMULATED DEPRECIATION
Balance at January 1,
  2002....................      --          45          894         661         273        1,873
Charge for the year.......      --          10          159         223         103          495
Impairment................      --          39          678          90          34          841
Disposals.................      --          (2)          --          --         (11)         (13)
                              ----         ---        -----       -----         ---        -----
Balance at December 31,
  2002....................      --          92        1,731         974         399        3,196
                              ----         ---        -----       -----         ---        -----
2002 NET BOOK VALUE.......       6          46        1,724         585         237        2,598
                              ====         ===        =====       =====         ===        =====
ACQUISITION COSTS
Balance at January 1,
  2001....................       6         119        2,630       1,393         552        4,700
Additions.................      --          14          556          31          52          653
Disposals.................      --          --           --          --          (7)          (7)
                              ----         ---        -----       -----         ---        -----
Balance at December 31,
  2001....................       6         133        3,186       1,424         597        5,346
                              ----         ---        -----       -----         ---        -----
ACCUMULATED DEPRECIATION
Balance at January 1,
  2001....................      --          35          546         605         225        1,411
Charge for the year.......      --          10          348          56          55          469
Disposals.................      --          --           --          --          (7)          (7)
                              ----         ---        -----       -----         ---        -----
Balance at December 31,
  2001....................      --          45          894         661         273        1,873
                              ----         ---        -----       -----         ---        -----
2001 NET BOOK VALUE.......       6          88        2,292         763         324        3,473
                              ====         ===        =====       =====         ===        =====

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

12  VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                                    CHARGED TO
                                      BALANCE AT   ACQUISITION OF   COSTS AND                 BALANCE AT
                                      JANUARY 1     SUBSIDIARIES     EXPENSES    DEDUCTIONS   DECEMBER 31
                                      L MILLION      L MILLION      L MILLION    L MILLION     L MILLION
                                      ----------   --------------   ----------   ----------   -----------
2002  Deferred tax valuation             901             --            382           --          1,283
      allowances...................
      Allowance for doubtful
      accounts.....................       16             --             --           (4)            12
                                         ---             --            ---          ---          -----
2001  Deferred tax valuation             733             --            168           --            901
      allowances...................
      Allowance for doubtful
      accounts.....................       19             --              3           (6)            16
                                         ---             --            ---          ---          -----
2000  Deferred tax valuation             491             38            204           --            733
      allowances...................
      Allowance for doubtful
      accounts.....................       13              5             14          (13)            19
                                         ---             --            ---          ---          -----

13  OTHER ASSETS

     The components of other assets, net of amortization and write offs, are as follows:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002
                                                              RESTATED      2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
Deferred financing costs of debentures......................     --          22
Deferred financing costs of Senior Secured Facility.........     29          36
                                                                 --          --
                                                                 29          58
                                                                 ==          ==

     During the year L11 million of deferred financing costs of debentures were written off in connection with bond debt default.

14  INVENTORY

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
Raw materials and consumables...............................     --           1
Inventories of spare capacity and duct held for resale......      4          36
Programming inventory.......................................     24          30
                                                                 --          --
                                                                 28          67
                                                                 ==          ==

15  OTHER LIABILITIES

     Other liabilities are summarized as follows:

                                                                 AT DECEMBER 31
                                                              ---------------------
                                                                2002
                                                              RESTATED      2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
Deferred income.............................................     111         114
Accrued construction costs..................................      64          67
Accrued programming costs...................................      21          24
Accrued interconnect costs..................................      17          39
Accrued interest............................................     222         111
Accrued staff costs.........................................      10          35
Accrued expenses............................................      42          41
Other liabilities...........................................     146          93
                                                                 ---         ---
                                                                 633         524
                                                                 ===         ===

16  DEBT

     Debt is summarized as follows at December 31, 2002 and 2001:

                                      WEIGHTED AVERAGE INTEREST RATE
                                      ------------------------------     2002        2001
                                        2002       2001       2000     L MILLION   L MILLION
                                      --------   --------   --------   ---------   ---------
Accreting Convertible Notes 2003....       5%         5%         5%        282         268
Senior Convertible Notes 2005.......       6%         6%         6%        311         344
Senior Debentures 2006..............   9.625%     9.625%     9.625%        186         206
Senior Convertible Notes 2007.......    5.25%      5.25%      5.25%        300         300
Senior Discount Debentures 2007.....      11%        11%        11%        955       1,059
Senior Notes 2008...................   11.25%     11.25%     11.25%        217         226
Senior Discount Notes 2009..........   9.875%     9.875%     9.875%        287         261
Senior Discount Notes 2009..........    9.25%      9.25%      9.25%        276         244
Senior Notes 2010...................   9.875%     9.875%     9.875%        394         378
Senior Discount Notes 2010..........  11.375%    11.375%    11.375%        222         185
Senior Secured Facility.............   6.223%     7.265%     7.553%      2,000       1,360
Other debt..........................     6.7%     6.767%     7.432%         20          66
                                      -------    -------    -------      -----       -----
                                                                         5,450       4,897
                                                                         =====       =====

  NOTES AND DEBENTURES

                                          PRINCIPAL AT
                                            MATURITY
                                            MILLION      ORIGINAL MATURITY DATE   EARLIEST REDEMPTION DATE   INTEREST RATE
                                          ------------   ----------------------   ------------------------   -------------
Accreting Convertible Notes
  2003............................  GBP        294          November 1, 2003          November 1, 2003               5%
Senior Convertible Notes 2005.....  USD        500              July 7, 2005              July 7, 2003               6%
Senior Debentures 2006............  USD        300           October 1, 2006           October 1, 2001           9.625%
Senior Convertible Notes 2007.....  GBP        300         February 19, 2007             March 9, 2003            5.25%
Senior Discount Debentures 2007...  USD      1,537           October 1, 2007           October 1, 2001              11%
Senior Notes 2008.................  USD        350          November 1, 2008          November 1, 2003           11.25%
Senior Discount Notes 2009........  GBP        325            April 15, 2009            April 15, 2004           9.875%
Senior Discount Notes 2009........  USD        500            April 15, 2009            April 15, 2004            9.25%
Senior Notes 2010.................  GBP        180          February 1, 2010          February 1, 2005           9.875%
Senior Notes 2010.................  USD        350          February 1, 2010          February 1, 2005           9.875%
Senior Discount Notes 2010........  USD        450          February 1, 2010          February 1, 2005          11.375%

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

     The unamortized portion of the discounts on issue of the Senior Discount Notes 2009 and Senior Discount Notes 2010 was L73 million and L58 million respectively. The discount on issue is being amortized up to the first call dates of the bonds, such as to produce a constant rate of return on the carrying amount.

     The indentures under which the Debentures and Notes were issued contain various covenants, which among other things, restrict the ability of the Group to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. As part of its refinancing, the Group elected not to pay: the interest due on October 1, 2002 on its Senior Debentures 2006 and its Senior Discount Debentures 2007; the interest due on November 1, 2002 on its Senior Notes 2008; and the interest due on January 7, 2003 on its Senior Convertible Notes 2005. The non-payment of interest constitutes a default event under the terms of these four bonds. As a consequence of the non-payment of hedge contracts of L10.5 million, all of the remaining bonds were also in default as at December 31, 2002.

  SENIOR SECURED FACILITY

     On March 16, 2001 the Group entered into a new senior secured credit facility (the "Senior Secured Facility") with a syndicate of banks for L2 billion, of which L1,855 million was drawn down at December 31, 2002. The Group is also able to raise a further L250m from institutional investors (the "Institutional Tranche") of which L145 million was drawn down at December 31, 2002. The first drawdowns under the Senior Secured Facility were used to repay amounts owed under the old senior secured credit facilities.

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

  MATURITY PROFILE

     As a consequence of the defaults referred to above, the Group's long-term debt has been disclosed as repayable within one year. The original Maturity Profile of the Group's long-term debt was as follows:

                                                                 2002
                                                               L MILLION
                                                               ---------
2003........................................................     3,652
2004........................................................         1
2005........................................................       316
2006........................................................        --
2007........................................................       300
2008 and thereafter.........................................     1,181
                                                                 -----
                                                                 5,450
                                                                 =====

17  INCOME TAXES

     Loss before income taxes is solely attributable to the United Kingdom.

     The provisions for income taxes follow:

                                                            2002        2001        2000
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
Deferred tax benefit....................................     28          70           6
                                                             --          --           --

     A reconciliation of income taxes determined using the statutory UK rate of 30% (2001: 30%) to the effective rate of income tax is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                              2002   2001   2000
                                                               %      %      %
                                                              ----   ----   ----
Corporate tax at UK statutory rates.........................  (30)   (30)   (30)
Write down of goodwill......................................   12     --     --
Change in valuation allowance...............................   14     34     31
                                                              ---    ---    ---
                                                               (4)     4      1
                                                              ===    ===    ===

     Deferred income tax assets and liabilities at December 31, 2002 and 2001 are summarized as follows:

                                                                2002        2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
Deferred tax assets relating to:
Fixed assets................................................      763        410
Net operating loss carried forward..........................      494        465
Other--investments..........................................       26         26
                                                               ------       ----
Deferred tax asset..........................................    1,283        901
Valuation allowance.........................................   (1,283)      (901)
Investments in affiliates...................................      (85)      (113)
                                                               ------       ----
DEFERRED TAX LIABILITY PER BALANCE SHEET....................      (85)      (113)
                                                               ======       ====

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

     Compensation cost recognized for share option grants and awards is as follows:

                                                            2002        2001        2000
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
LTIP....................................................      (1)         --           5
Executive Share Option Scheme...........................      --           1           2
EPP.....................................................      --           1           1
                                                             ---         ---         ---
                                                              (1)          2           8
                                                             ===         ===         ===

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

                                                            2002
                                                          RESTATED      2001        2000
                                                          L MILLION   L MILLION   L MILLION
                                                          ---------   ---------   ---------
Net loss
  as reported...........................................   (2,789)     (1,741)      (755)
  pro forma.............................................   (2,766)     (1,750)      (757)
                                                           ------      ------       ----

                                                            PENCE       PENCE       PENCE
                                                          ---------   ---------   ---------
Basic and diluted loss per share
  as reported...........................................      (97)        (60)       (28)
  pro forma.............................................      (96)        (61)       (28)
                                                           ------      ------       ----

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

     A summary of the status of the Company's performance-based share option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                      2002                    2001                    2000
                                    WEIGHTED                WEIGHTED                WEIGHTED
                                    AVERAGE                 AVERAGE                 AVERAGE
                       NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                         SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                       ----------   --------   ----------   --------   ----------   --------
Outstanding at
  beginning of
  year...............  97,699,837    136.4p    52,503,409    173.2p    17,028,622    110.0p
Adjustments during
  the year...........          --        --            --        --     4,457,322    143.8p
Granted..............          --        --    53,709,994     98.8p    35,154,239    205.1p
Exercised............          --        --    (1,210,816)    78.2p    (2,501,964)   114.9p
Forfeited............  (7,642,594)   126.0p    (7,302,750)   134.3p    (1,634,810)   208.8p
                       ----------    ------    ----------    ------    ----------    ------
Outstanding at end of
  year...............  90,057,243    137.3p    97,699,837    136.4p    52,503,409    173.2p
                       ----------    ------    ----------    ------    ----------    ------
Options exercisable
  at year end........  36,358,298    141.4p    16,577,655    132.0p    14,938,772    129.8p
                       ----------    ------    ----------    ------    ----------    ------
Weighted average fair
  value of options
  granted during the
  year...............                    --                   69.7p                   33.9p
                                     ------                  ------                  ------

     The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options.

     Share options are forfeited due to employees leaving the Group before their share options become exercisable.

     The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 2002.

                                        OPTIONS OUTSTANDING
                               -------------------------------------      OPTIONS EXERCISABLE
                                  NUMBER       WEIGHTED                -------------------------
                               OUTSTANDING      AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                                    AT         REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                               DECEMBER 31,   CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES           2002          LIFE        PRICE          2002         PRICE
------------------------       ------------   -----------   --------   --------------   --------
65.7-76.8p...................   13,890,131      7.4yrs        74.2p       6,307,995       73.3p
81.5-82.5p...................    2,025,479      8.6yrs        81.7p         257,834       81.7p
84.6-99.9p...................    2,212,140      2.5yrs        89.2p       2,212,140       89.0p
102.0-109.1p.................   33,133,132      8.2yrs       103.8p      10,574,594      103.6p
114.0-125.9p.................   11,133,884      7.5yrs       119.2p       3,890,521      120.1p
130.4-142.9p.................      982,642      4.2yrs       139.1p         982,642      139.1p
160.0-170.0p.................    1,502,207      7.3yrs       166.2p         709,386      167.7p
202.4-235.0p.................   23,883,741      7.5yrs       229.4p      10,638,164      228.5p
237.3-249.4p.................      543,216      7.1yrs       239.7p         268,467      240.9p
274.3-276.5p.................      361,832      6.4yrs       276.4p         332,813      276.4p
289.0-294.8p.................      388,839      6.8yrs       291.2p         183,742      291.7p
                                ----------      ------       ------      ----------      ------
65.7-294.8p..................   90,057,243      7.6yrs       137.3p      36,358,298      141.4p
                                ==========      ======       ======      ==========      ======

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

     A summary of the status of the Company's fixed share option plan as of December 31, 2002, 2001, and 2000 and the changes during the years ended on those dates are presented below:

                                            2002                          2001                          2000
                                          WEIGHTED                      WEIGHTED                      WEIGHTED
                          NUMBER OF       AVERAGE       NUMBER OF       AVERAGE       NUMBER OF       AVERAGE
                           SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                         -----------   --------------   ----------   --------------   ----------   --------------
Outstanding at
  beginning of year....   21,519,334        80.5p       26,635,135        91.1p       11,679,289       116.9p
Adjustments during the
  year.................           --           --               --           --          654,868       126.2p
Granted................           --           --        9,205,135        60.3p       17,946,934        88.3p
Exercised..............           --           --       (4,380,809)       57.3p         (876,216)       98.1p
Forfeited..............  (12,550,048)       82.3p       (9,940,127)      100.4p       (2,769,740)      187.6p
                         -----------       ------       ----------       ------       ----------       ------
Outstanding at end of
  year.................    8,969,286        78.0p       21,519,334        80.5p       26,635,135        91.1p
                         -----------       ------       ----------       ------       ----------       ------
Options exercisable at
  year end.............       36,272       159.1p           72,926        98.0p        4,443,443        57.1p
                         -----------       ------       ----------       ------       ----------       ------
Weighted average fair
  value of options
  granted during the
  year.................           --           --               --        33.3p               --        39.1p
                         -----------       ------       ----------       ------       ----------       ------

     The adjustments during 2000 arose as a result of the transfer in of former Flextech outstanding options.

     Share options are forfeited due to employees leaving the Group before their share options become exercisable.

     The following table summarizes information about the Company's fixed share options outstanding at December 31, 2002:

                                                                  OPTIONS OUTSTANDING
                                                           ---------------------------------
                                                               NUMBER           WEIGHTED
                                                           OUTSTANDING AT       AVERAGE
                                                            DECEMBER 31,       REMAINING
RANGE OF EXERCISE PRICES                                        2002        CONTRACTUAL LIFE
------------------------                                   --------------   ----------------
58.5-88.3p...............................................    8,652,129           2.1yrs
103.9-115.9p.............................................       40,262           0.9yrs
128.6-161.9p.............................................       24,455           0.5yrs
191.0-236.5p.............................................      252,440           0.6yrs
                                                             ---------           ------
58.5-236.5p..............................................    8,969,286           2.0yrs
                                                             =========           ======

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

     The compensation charge related to each award is based on the share price of the ordinary shares on the date the award was made.

     A summary of the status of the RSS at December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                           2002        2001        2000
                                                          NUMBER      NUMBER      NUMBER
                                                         OF SHARES   OF SHARES   OF SHARES
                                                         ---------   ---------   ---------
Outstanding at beginning of year.......................   530,855     358,316     576,333
Granted................................................        --     248,595          --
Exercised..............................................   (37,821)    (76,056)   (131,394)
Forfeited..............................................        --          --     (86,623)
                                                          -------     -------    --------
Outstanding at end of year.............................   493,034     530,855     358,316
                                                          -------     -------    --------
Awards exercisable at year end.........................   214,114      38,338      86,989
                                                          -------     -------    --------
Weighted average fair value of awards granted during
  the year.............................................        --      L 1.10          --
                                                          -------     -------    --------

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

     A summary of the status of the LTIP at December 31, 2002, 2001, and 2000 and changes during the years ended on those dates are presented below:

                                                      2002         2001         2000
                                                   NUMBER OF    NUMBER OF    NUMBER OF
                                                     SHARES       SHARES       SHARES
                                                   ----------   ----------   ----------
Outstanding at beginning of year.................   1,566,507    2,714,552    4,005,075
Granted..........................................          --      910,730      816,175
Exercised........................................     (29,502)  (1,220,362)  (1,152,826)
Forfeited........................................  (1,113,733)    (838,413)    (953,872)
                                                   ----------   ----------   ----------
Outstanding at end of year.......................     423,272    1,566,507    2,714,552
                                                   ----------   ----------   ----------
Awards exercisable at year end...................     108,569      265,939    1,058,542
                                                   ----------   ----------   ----------
Weighted average fair value of awards granted
  during the year................................          --       L 1.09       L 0.24
                                                   ----------   ----------   ----------

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

     A summary of the status of the Company's EPP at December 31, 2002, 2001, and 2000 and the changes during the years ended on those dates are presented below:

                                                        2002        2001        2000
                                                      NUMBER OF   NUMBER OF   NUMBER OF
                                                       SHARES      SHARES      SHARES
                                                      ---------   ---------   ---------
Outstanding at beginning of year....................   572,053    1,193,839   1,074,150
Granted.............................................        --           --     267,524
Exercised...........................................  (256,790)    (579,430)   (130,576)
Forfeited...........................................    (9,693)     (42,356)    (17,259)
                                                      --------    ---------   ---------
Outstanding at end of year..........................   305,570      572,053   1,193,839
                                                      --------    ---------   ---------
Awards exercisable at year end......................   123,168       26,443     288,253
                                                      --------    ---------   ---------
Weighted average fair value of awards granted during
  the year..........................................        --           --      L 2.49
                                                      --------    ---------   ---------

     Share awards are forfeited due to employees leaving the Group before their share options become exercisable.

     Deferred compensation cost relating to the EPP is L80,000 (2001: L419,000.)

20  ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                   2002 GAINS/(LOSSES)   2001 GAINS/(LOSSES)
                                                    ON MARK TO MARKET     ON MARK TO MARKET
                                                      OF CASH FLOW          OF CASH FLOW
                                                    HEDGES L MILLION      HEDGES L MILLION
                                                   -------------------   -------------------
Balance at January 1.............................           37                    --
Cumulative effect of accounting change...........           --                   (16)
Amounts reclassified into earnings...............          (48)                   (5)
Current period increase in fair value............           --                    57
Unrealised gain on deemed partial disposal of
  investment.....................................           --                     1
                                                           ---                   ---
Balance at December 31...........................          (11)                   37
                                                           ===                   ===

     The amounts reclassified into earnings are detailed in note 5.

21  COMMITMENTS AND CONTINGENCIES

  RESTRICTED CASH

     At December 31, 2002, the Group has cash restricted as to use of L12 million which provides security for leasing obligations.

  OTHER COMMITMENTS

     The amount of capital expenditure authorized by the Group for which no provision has been made in the consolidated financial statements is as follows:

                                                                2002        2001
                                                              L MILLION   L MILLION
                                                              ---------   ---------
Contracted..................................................     13          28

     In addition the Group has contracted to buy L28 million of programming rights for which the license period has not yet started.

  CAPITAL AND OPERATING LEASES

     The Group leases a number of assets under arrangements accounted for as capital leases, as follows:

                                                                                       NET
                                                       ACQUISITION   ACCUMULATED      BOOK
                                                          COSTS      DEPRECIATION     VALUE
                                                        L MILLION     L MILLION     L MILLION
                                                       -----------   ------------   ---------
At December 31, 2002:
  Electronic equipment...............................      283           (185)          98
  Other equipment....................................      118            (58)          60
At December 31, 2001:
  Electronic equipment...............................      290           (187)         103
  Other equipment....................................      109            (43)          66
                                                           ---           ----          ---

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

     Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 2002:

                                                               CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                              L MILLION   L MILLION
                                                              ---------   ---------
2003........................................................      89         25
2004........................................................      46         18
2005........................................................      38         14
2006........................................................      29         13
2007........................................................      19         12
2008 and thereafter.........................................      13         91
                                                                 ---         --
                                                                 234
Imputed interest............................................     (30)
                                                                 ---
                                                                 204
                                                                 ===

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

     The Group leases capacity on its network to other telecommunications companies. These leases are accounted for as operating leases and revenues received are recognized over the life of the leases as follows:

                                                               L MILLION
                                                               ---------
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
                                                                   --

     The assets held under these leases are accounted for as follows:

                                                     ACQUISITION   ACCUMULATED     NET BOOK
                                                        COSTS      DEPRECIATION     VALUE
                                                      L MILLION     L MILLION     L MILLION
                                                     -----------   ------------   ----------
At December 31, 2002
  Cable and ducting................................      45             (5)           40
At December 31, 2001
  Cable and ducting................................      45             (3)           42
                                                         --             --            --

     Depreciation charged on these assets was L2 million and L2 million for the years ended December 31, 2002 and 2001 respectively.

  CONTINGENT LIABILITIES

     The Group has provided performance bonds in respect of its national licence and to local authorities up to a maximum amount of L6 million (2001: L7 million).

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

  NATURE OF TRANSACTIONS

     The Group had a L10 million loan facility with Liberty. Interest charged on this loan was Lnil in 2001 and L1 million in 2000. The balance due to Liberty at December 31, 2000 was L17 million including accrued interest and was repaid in 2001.

     The Group purchases software and consultancy services from Microsoft, on normal commercial terms. Purchases in the year ended December 31, 2002 amounted to L1 million (2001: L2 million, 2000: L2 million). The balance outstanding in respect of these purchases was Lnil at December 31, 2002, 2001 and 2000.

     The Group has billed overheads and costs incurred on their behalf to UKTV, TVT and Screenshop of L11 million, L1 million and L1 million (2001: L8 million, L3 million and L1 million, 2000: L7 million, L10 million and Lnil) respectively. The Group has also made a loan to UKTV. Interest charged on this loan was L12 million (2001: L12 million, 2000: L15 million). Amounts due from UKTV, TVT and Screenshop at December 31, 2002 were L208 million, L1 million and L4 million respectively (2001: L218 million, L28 million and Lnil and 2000: L229 million, L31 million and Lnil respectively).

     In the normal course of its business the Group purchases programming from UKTV on normal commercial terms. Purchases in the year ended December 31, 2002 were L13 million (2001: L9 million, 2000: L7 million). The balance due to UKTV at December 31, 2002 was Lnil (2001: L2 million, 2000: Lnil).

23  SUBSEQUENT EVENTS AND FINANCIAL RESTRUCTURING

     The Group is renegotiating its bank facilities and debt financing arrangements. Further details of the proposed Financial Restructuring are as follows:

     On September 30, 2002, we announced that we had reached a preliminary agreement relating to a financial restructuring (the "Financial Restructuring") with an ad hoc committee of our bondholders ("the Bondholder Committee"). That agreement provides for the cancellation of all outstanding notes and debentures (the "Notes"), representing approximately L3.4 billion of indebtedness, issued by the Company and Telewest Finance (Jersey) Limited and certain other unsecured foreign exchange hedge contracts (the "Hedge Contracts") of the Company in exchange for New Ordinary Shares ("New Shares") representing 97% of the issued share capital of the Company immediately after the Financial Restructuring. The Company's current ordinary shareholders will receive the remaining 3% of the Company's issued ordinary share capital.

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

24  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 2002
                                       ---------------------------------------------------------
                                                    FOURTH
                                         TOTAL     QUARTER*      THIRD      SECOND       FIRST
                                       RESTATED    RESTATED     QUARTER     QUARTER     QUARTER
                                       L MILLION   L MILLION   L MILLION   L MILLION   L MILLION
                                       ---------   ---------   ---------   ---------   ---------
Revenue..............................    1,283         307        323         334         319
Gross profit (after L841 million
  fixed asset impairment charge in
  the fourth quarter)................     (469)       (764)        97         100          98
Operating loss.......................   (2,440)     (2,349)       (31)        (29)        (31)
Finance expenses, net................     (296)        (65)       (70)        (61)       (100)
Net loss.............................   (2,789)     (2,471)      (134)        (59)       (125)
Basic and diluted loss per ordinary
  share..............................     (97p)       (86p)       (5p)        (2p)        (4p)
                                        ------      ------       ----         ---        ----

---------------

* In the fourth quarter the Group recorded a goodwill impairment charge of L1,445 million, wrote down the value of its investments in affiliates by L130 million and recorded a fixed asset impairment charge of L841 million.

                                                                 2001
                                       ---------------------------------------------------------
                                                    FOURTH       THIRD      SECOND       FIRST
                                         TOTAL     QUARTER*     QUARTER     QUARTER     QUARTER
                                       L MILLION   L MILLION   L MILLION   L MILLION   L MILLION
                                       ---------   ---------   ---------   ---------   ---------
Revenue..............................    1,254         329        312         315         298
Gross profit.........................      325          91         85          83          66
Operating loss.......................   (1,121)       (844)       (83)        (87)       (107)
Finance expenses, net................     (472)       (131)      (104)        (95)       (142)
Net loss.............................   (1,741)     (1,122)      (192)       (185)       (242)
Basic and diluted loss per ordinary
  share..............................     (60p)       (38p)       (7p)        (6p)        (9p)
                                        ------      ------       ----        ----        ----

---------------

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

     The following tables present summarized financial information relating to the reportable segments for each of the three years ended December 31, 2002:

                                                  NOTE 2
                                                   2002        2002
                                                 RESTATED    RESTATED      2001        2000
                                                 $ MILLION   L MILLION   L MILLION   L MILLION
                                                 ---------   ---------   ---------   ---------
CABLE
Cable television...............................      541         336         329         279
Consumer telephony.............................      797         495         488         445
Internet and other.............................      101          63          40          16
                                                  ------      ------      ------       -----
TOTAL CONSUMER DIVISION........................    1,439         894         857         740
Business Services Division.....................      455         283         268         248
                                                  ------      ------      ------       -----
THIRD PARTY REVENUE............................    1,894       1,177       1,125         988
Operating costs and expenses...................   (1,333)       (828)       (822)       (757)
Depreciation(3)................................   (2,134)     (1,326)       (453)       (392)
Amortization of goodwill(2)....................   (1,635)     (1,016)        (82)        (86)
                                                  ------      ------      ------       -----
OPERATING LOSS.................................   (3,208)     (1,993)       (232)       (247)
                                                  ======      ======      ======       =====
Share of net loss of affiliates................       --          --          (5)         (6)
Additions to property and equipment............      737         458         649         587
Investment in affiliates.......................        5           3           2           3
Goodwill.......................................      492         306       1,322       1,394
Total assets...................................    5,833       3,624       5,093       5,146
                                                  ------      ------      ------       -----
CONTENT
Content division...............................      195         121         143          88
Inter-segmental(1).............................      (24)        (15)        (14)         (7)
                                                  ------      ------      ------       -----
THIRD PARTY REVENUE............................      171         106         129          81
Operating costs and expenses...................     (183)       (114)       (135)       (101)
Depreciation(3)................................      (16)        (10)        (16)        (31)
Amortization of goodwill(2)....................     (691)       (429)       (867)        (61)
                                                  ------      ------      ------       -----
OPERATING LOSS.................................     (719)       (447)       (889)       (112)
                                                  ======      ======      ======       =====
Share of net loss of affiliates and
  impairment...................................     (190)       (118)       (211)         (9)
Additions to property and equipment............        5           3           4           8
Investment in affiliates.......................      600         373         545         781
Goodwill.......................................      227         141         570       1,409
Total assets...................................      758         471       1,239       2,178
                                                  ------      ------      ------       -----
TOTAL
Cable television...............................      541         336         329         279
Consumer telephony.............................      797         495         488         445
Internet and other.............................      101          63          40          16
                                                  ------      ------      ------       -----
TOTAL CONSUMER DIVISION........................    1,439         894         857         740
Business Services Division.....................      455         283         268         248
                                                  ------      ------      ------       -----

                                                  NOTE 2
                                                   2002        2002
                                                 RESTATED    RESTATED      2001        2000
                                                 $ MILLION   L MILLION   L MILLION   L MILLION
                                                 ---------   ---------   ---------   ---------
TOTAL CABLE DIVISION...........................    1,894       1,177       1,125         988
Content division...............................      195         121         143          88
Inter-segmental(1).............................      (24)        (15)        (14)         (7)
                                                  ------      ------      ------       -----
TOTAL REVENUE..................................    2,065       1,283       1,254       1,069
Operating costs and expenses...................   (1,516)       (942)       (957)       (858)
Depreciation(3)................................   (2,150)     (1,336)       (469)       (423)
Amortization of goodwill(2)....................   (2,326)     (1,445)       (949)       (147)
                                                  ------      ------      ------       -----
OPERATING LOSS.................................   (3,927)     (2,440)     (1,121)       (359)
Other expense(2)...............................     (607)       (377)       (690)       (402)
Income tax benefit.............................       45          28          70           6
                                                  ------      ------      ------       -----
NET LOSS.......................................   (4,489)     (2,789)     (1,741)       (755)
                                                  ======      ======      ======       =====
Share of net loss of affiliates and
  impairment...................................     (190)       (118)       (216)        (15)
Additions to property and equipment............      742         461         653         595
Investment in affiliates.......................      605         376         547         784
Goodwill.......................................      719         447       1,892       2,803
Total assets...................................    6,591       4,095       6,332       7,324
                                                  ------      ------      ------       -----

---------------

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

(3) In the fourth quarter of 2002 the Group recorded a fixed asset impairment charge of L841 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIBERTY MEDIA CORPORATION

                                          By      /s/ CHARLES Y. TANABE
                                            ------------------------------------
                                                     Charles Y. Tanabe
                                             Senior Vice President and General
                                                           Counsel

Dated: March 15, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ JOHN C. MALONE                       Chairman of the Board, and       March 15, 2004
 ------------------------------------------------                 Director
                  John C. Malone


              /s/ ROBERT R. BENNETT                    Director, President and Chief      March 15, 2004
 ------------------------------------------------            Executive Officer
                Robert R. Bennett


               /s/ DONNE F. FISHER                                Director                March 15, 2004
 ------------------------------------------------
                 Donne F. Fisher


                /s/ PAUL A. GOULD                                 Director                March 15, 2004
 ------------------------------------------------
                  Paul A. Gould


                /s/ GARY S. HOWARD                                Director                March 15, 2004
 ------------------------------------------------
                  Gary S. Howard


               /s/ DAVID E. RAPLEY                                Director                March 15, 2004
 ------------------------------------------------
                 David E. Rapley


               /s/ M. LAVOY ROBISON                               Director                March 15, 2004
 ------------------------------------------------
                 M. LaVoy Robison


               /s/ LARRY E. ROMRELL                               Director                March 15, 2004
 ------------------------------------------------
                 Larry E. Romrell


              /s/ DAVID J.A. FLOWERS                     Senior Vice President and        March 15, 2004
 ------------------------------------------------      Treasurer (Principal Financial
                David J.A. Flowers                                Officer)


             /s/ CHRISTOPHER W. SHEAN                    Senior Vice President and        March 15, 2004
 ------------------------------------------------     Controller (Principal Accounting
               Christopher W. Shean                               Officer)

                                 EXHIBIT INDEX

     Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

 3 -- Articles of Incorporation and Bylaws:
   3.1   Restated Certificate of Incorporation of Liberty, dated
         August 9, 2001 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Liberty Media
         Corporation (File No. 333-55998) as filed on February 21,
         2001 (the "Split Off S-1 Registration Statement")).
   3.2 Bylaws of Liberty, as adopted August 9, 2001 (incorporated by reference to Exhibit 3.4 of the Split Off S-1
         Registration Statement).

4 -- Instruments Defining the Rights of Securities Holders, including
     Indentures:
   4.1 Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Split Off S-1 Registration
         Statement).
   4.2 Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Split Off S-l Registration
         Statement).
   4.3   Liberty undertakes to furnish the Securities and Exchange
         Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 -- Material Contracts:
  10.1   Inter-Group Agreement dated as of March 9, 1999, between
         AT&T Corp. and Liberty Media Corporation, Liberty Media
         Group LLC and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Liberty Media
         Corporation (File No. 333-86491) as filed on September 3,
         1999, the "Liberty S-4 Registration Statement").
  10.2   Ninth Supplement to Inter-Group Agreement dated as of June
         14, 2001, between and among AT&T Corp., on the one hand, and Liberty Media Corporation, Liberty Media Group LLC, AGI LLC,
         Liberty SP, Inc., LMC Interactive, Inc. and Liberty AGI,
         Inc., on the other hand (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 of
         Liberty Media Corporation (File No. 333-66034) as filed on
         July 27, 2001).
  10.3   Intercompany Agreement dated as of March 9, 1999, between
         Liberty and AT&T Corp. (incorporated by reference to Exhibit
         10.3 to the Liberty S-4 Registration Statement).
  10.4 Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media Corporation,
         Tele-Communications, Inc., Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty S-4 Registration Statement).
  10.5   First Amendment to Tax Sharing Agreement dated as of May 28,
         1999, by and among AT&T Corp., Liberty Media Corporation,
         Tele-Communications, Inc., Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).
  10.6   Second Amendment to Tax Sharing Agreement dated as of
         September 24, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of
         Liberty Media Corporation (File No. 333-93917) as filed on
         December 30, 1999 (the "Liberty S-1 Registration
         Statement)).
  10.7   Third Amendment to Tax Sharing Agreement dated as of October
         20, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).

  10.8   Fourth Amendment to Tax Sharing Agreement dated as of
         October 28, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).
  10.9   Fifth Amendment to Tax Sharing Agreement dated as of
         December 6, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).
  10.10  Sixth Amendment to Tax Sharing Agreement dated as of
         December 10, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty S-l Registration Statement).
  10.11  Seventh Amendment to Tax Sharing Agreement dated as of
         December 30, 1999, by and among AT&T Corp., Liberty Media
         Corporation, Tele-Communications, Inc., Liberty Ventures
         Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT
         Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Liberty S-l Registration Statement).
  10.12  Eighth Amendment to Tax Sharing Agreement dated as of July
         25, 2000, by and among AT&T Corp., Liberty Media
         Corporation, AT&T Broadband LLC, Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Split Off Registration Statement).
  10.13  Instrument dated January 14, 2000, adding The Associated
         Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group,
         Inc., AT&T Corp., Liberty Media Corporation,
         Tele-Communications, Inc., Liberty Ventures Group LLC,
         Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings,
         Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.12 to the Liberty S-1 Registration Statement).
  10.14  Restated and Amended Employment Agreement dated November 1,
         1992, between Tele-Communications, Inc. and John C. Malone
         (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration
         Statement).
  10.15  Second Amendment to Employment Agreement dated November 1,
         1992 between TCI and John C. Malone (assumed by Liberty as of March 9, 1999), as amended effective March 9, 1999, filed herewith.
  10.16  Amended and Restated Agreement and Plan of Restructuring and
         Merger among UnitedGlobalCom, Inc., New UnitedGlobalCom,
         Inc., United/New United Merger Sub, Inc., Liberty Media
         Corporation, Liberty Media International, Inc. and Liberty
         Global, Inc., dated December 31, 2001 (incorporated by reference to Current Form 8-K filed by Liberty Media
         Corporation on January 9, 2002, Commission File No.
         0-20421).
  10.17 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective September 11, 2002) (incorporated by reference to Exhibit 10.16 to Liberty's Annual Report on
         Form 10-K/A for the year ended December 31, 2002, Commission
         File No. 0-20421).
  10.18  Liberty Media Corporation 2002 Non-employee Director
         Incentive Plan (incorporated by reference to Exhibit 10.17 to Liberty's Annual Report on Form 10-K/A for the year ended
         December 31, 2002, Commission File No. 0-20421).
  10.19  Letter Agreement, dated as of May 8, 2003, between Robert R.
         Bennett and Liberty regarding Mr. Bennett's personal use of Liberty's aircraft, filed herewith.
  10.20  Amended and Restated Stock Purchase Agreement, dated as of
         June 30, 2003, by and among Liberty, Comcast, Comcast QVC,
         Inc. and QVC, Inc. (incorporated by reference to Exhibit
         99.1 to the Company's Current Report on Form 8-K filed on
         September 18, 2003, Commission File No. 0-20421).

21       Subsidiaries of Liberty Media Corporation, filed herewith.
23.1     Consent of KPMG LLP, filed herewith.
23.2     Consent of KPMG Audit plc, filed herewith.
31.1     Rule 13a-14(a)/15d - 14(a) Certification, filed herewith.
31.2     Rule 13a-14(a)/15d - 14(a) Certification, filed herewith.
31.3     Rule 13a-14(a)/15d - 14(a) Certification, filed herewith.
32       Section 1350 Certification, filed herewith.