Form 10-Q
period 2004-03-31
LIBERTY MEDIA CORP /DE/
filed 2004-05-10
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2004 was:

                Series A common stock 2,798,422,034 shares; and
                   Series B common stock 121,062,825 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004          2003
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,121        3,063
  Short-term investments....................................         91          265
  Trade and other receivables, net..........................      1,253        1,100
  Inventory, net............................................        606          588
  Prepaid expenses and program rights.......................        698          533
  Derivative instruments (note 7)...........................        517          543
  Other current assets......................................        178          105
                                                                -------       ------
    Total current assets....................................      6,464        6,197
                                                                -------       ------
Investments in available-for-sale securities and other cost
  investments (note 5)......................................     21,592       19,949

Long-term derivative instruments (note 7)...................      3,079        3,270

Investments in affiliates, accounted for using the equity
  method, and related receivables...........................      5,600        5,354

Property and equipment, at cost.............................      5,494        2,076
Accumulated depreciation....................................       (836)        (568)
                                                                -------       ------
                                                                  4,658        1,508
                                                                -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 6).........................................     11,412        9,437
  Trademarks................................................      2,385        2,385
  Franchise costs...........................................        163          163
                                                                -------       ------
                                                                 13,960       11,985
                                                                -------       ------
Intangible assets subject to amortization...................      6,148        5,672
Accumulated amortization....................................       (870)        (733)
                                                                -------       ------
                                                                  5,278        4,939
                                                                -------       ------
Other assets, at cost, net of accumulated amortization......        619          589
                                                                -------       ------
    Total assets............................................    $61,250       53,791
                                                                =======       ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004          2003
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    639           431
  Accrued liabilities.......................................      1,525         1,087
  Accrued stock compensation................................        218           205
  Program rights payable....................................        229           177
  Derivative instruments (note 7)...........................      1,038           875
  Current portion of debt...................................        391           117
                                                               --------       -------
    Total current liabilities...............................      4,040         2,892
                                                               --------       -------
Long-term debt (note 8).....................................     13,097         9,482
Long-term derivative instruments (note 7)...................      1,669         1,756
Deferred income tax liabilities.............................     11,279        10,228
Other liabilities...........................................        559           298
                                                               --------       -------
    Total liabilities.......................................     30,644        24,656
                                                               --------       -------
Minority interests in equity of subsidiaries................      1,342           293
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................         --            --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,788,565,123 shares at March 31, 2004 and 2,669,835,166
    shares at December 31, 2003.............................         28            27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at
    March 31, 2004 and 217,100,515 shares at December 31,
    2003....................................................          1             2
  Additional paid-in-capital................................     39,279        39,001
  Accumulated other comprehensive earnings, net of taxes....      3,472         3,201
  Unearned compensation.....................................        (90)          (98)
  Accumulated deficit.......................................    (13,301)      (13,291)
                                                               --------       -------
                                                                 29,389        28,842
  Series B common stock held in treasury, at cost
    (10,000,000 shares in 2004).............................       (125)           --
                                                               --------       -------
    Total stockholders' equity..............................     29,264        28,842
                                                               --------       -------
Commitments and contingencies (note 11)
    Total liabilities and stockholders' equity..............   $ 61,250        53,791
                                                               ========       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2004             2003
                                                              --------         --------
                                                                AMOUNTS IN MILLIONS,
                                                                  EXCEPT PER SHARE
                                                                       AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,283              --
  Communications and programming services...................    1,088             505
                                                               ------           -----
                                                                2,371             505
                                                               ------           -----
Operating costs and expenses:
  Cost of sales-electronic retailing services...............      811              --
  Operating.................................................      641             258
  Selling, general and administrative ("SG&A")..............      363             129
  Stock compensation--SG&A (note 10)........................       65               9
  Depreciation and amortization.............................      406              99
                                                               ------           -----
                                                                2,286             495
                                                               ------           -----
    Operating income........................................       85              10
Other income (expense):
  Interest expense..........................................     (223)           (100)
  Dividend and interest income..............................       54              33
  Share of earnings of affiliates, net......................       23              31
  Gains on dispositions of assets, net......................      216              70
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)...............................     (222)            188
  Other, net................................................       64             (24)
                                                               ------           -----
                                                                  (88)            198
                                                               ------           -----
    Earnings (loss) before income taxes and minority
      interests.............................................       (3)            208
Income tax expense..........................................      (76)            (88)
Minority interests in losses of subsidiaries................       69              12
                                                               ------           -----
    Net earnings (loss).....................................   $  (10)            132
                                                               ======           =====
Basic and diluted earnings (loss) per common share (note
  2)........................................................   $   --             .05
                                                               ======           =====
Weighted average common shares outstanding..................    2,903           2,689
                                                               ======           =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2004             2003
                                                              --------         --------
                                                                 AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $ (10)             132
                                                               -----             ----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................     (12)               9
  Unrealized gains (losses) on available-for-sale
    securities..............................................     388             (301)
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................    (105)              15
                                                               -----             ----
  Other comprehensive earnings (loss).......................     271             (277)
                                                               -----             ----
Comprehensive earnings (loss)...............................   $ 261             (145)
                                                               =====             ====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 2004

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                  COMMON STOCK        ADDITIONAL   COMPREHENSIVE
                                  PREFERRED   ---------------------    PAID-IN       EARNINGS,         UNEARNED       ACCUMULATED
                                    STOCK     SERIES A    SERIES B     CAPITAL     NET OF TAXES      COMPENSATION       DEFICIT
                                  ---------   ---------   ---------   ----------   -------------   ----------------   -----------
                                                                                         AMOUNTS IN MILLIONS
Balance at January 1, 2004......  $    --        27             2       39,001         3,201             (98)           (13,291)
  Net loss......................       --        --            --           --            --              --                (10)
  Other comprehensive
    earnings....................       --        --            --           --           271              --                 --
  Issuance of Series A common
    stock in exchange for
    Series B common stock (note
    9)..........................       --         1            (1)         125            --              --                 --
  Issuance of Series A common
    stock for acquisition.......       --        --            --          152            --              --                 --
  Amortization of deferred
    compensation................       --        --            --           --            --               8                 --
  Other.........................       --        --            --            1            --              --                 --
                                  ---------      --       ---------     ------         -----             ---            -------
Balance at March 31, 2004.......  $    --        28             1       39,279         3,472             (90)           (13,301)
                                  =========      ==       =========     ======         =====             ===            =======


                                                 TOTAL
                                  TREASURY   STOCKHOLDERS'
                                   STOCK        EQUITY
                                  --------   -------------

Balance at January 1, 2004......      --        28,842
  Net loss......................      --           (10)
  Other comprehensive
    earnings....................      --           271
  Issuance of Series A common
    stock in exchange for
    Series B common stock (note
    9)..........................    (125)           --
  Issuance of Series A common
    stock for acquisition.......      --           152
  Amortization of deferred
    compensation................      --             8
  Other.........................      --             1
                                    ----        ------
Balance at March 31, 2004.......    (125)       29,264
                                    ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2004             2003
                                                              --------         --------
                                                                 AMOUNTS IN MILLIONS
Cash flows from operating activities:
  Net earnings (loss).......................................   $  (10)            132
  Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization...........................      406              99
    Stock compensation......................................       65               9
    Payments of stock compensation..........................       (1)            (53)
    Share of earnings of affiliates, net....................      (23)            (31)
    Gains on disposition of assets, net.....................     (216)            (70)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................      222            (188)
    Minority interests in losses of subsidiaries............      (69)            (12)
    Deferred income tax expense.............................       29              83
    Other noncash charges (credits), net....................       (3)             39
    Changes in operating assets and liabilities:
      Receivables...........................................       72             (60)
      Inventory.............................................      (18)             --
      Prepaid expenses and other current assets.............     (112)            (47)
      Payables and other current liabilities................      (43)            (77)
                                                               ------           -----
      Net cash provided (used) by operating activities......      299            (176)
                                                               ------           -----
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............      (67)           (394)
  Investments in and loans to cost investees................     (917)             (3)
  Cash acquired in acquisitions.............................      168              --
  Net sales (purchases) of short term investments...........     (120)            169
  Net proceeds from settlement of financial instruments.....       44             224
  Premium proceeds from origination of financial
    instruments.............................................       --              24
  Capital expended for property and equipment...............     (126)            (29)
  Cash proceeds from dispositions...........................      468              90
  Other investing activities, net...........................      (22)             11
                                                               ------           -----
      Net cash provided (used) by investing activities......     (572)             92
                                                               ------           -----
Cash flows from financing activities:
  Borrowings of debt........................................       19           1,186
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............       --             348
  Repayments of debt........................................     (115)           (105)
  Proceeds from issuance of stock by subsidiaries...........      474              --
  Proceeds from issuance of Liberty Series A common stock...       --             141
  Purchases of Liberty common stock.........................       --            (170)
  Other financing activities, net...........................      (47)            (24)
                                                               ------           -----
      Net cash provided by financing activities.............      331           1,376
                                                               ------           -----
      Net increase in cash and cash equivalents.............       58           1,292
      Cash and cash equivalents at beginning of period......    3,063           2,170
                                                               ------           -----
      Cash and cash equivalents at end of period............   $3,121           3,462
                                                               ======           =====
Cash paid for interest......................................   $  296             153
                                                               ======           =====
Cash paid for income taxes..................................   $   22               1
                                                               ======           =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company", unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its majority and minority ownership of interests in subsidiaries and other companies, is primarily engaged in (i) electronic retailing, (ii) international programming and broadband distribution of video, voice and data, and (iii) the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software. In addition, companies in which Liberty owns interests are engaged in, among other things,
(i) interactive commerce via the Internet, television and telephone,
(ii) domestic cable and satellite broadband services, and (iii) wireless domestic telephony and other technology ventures. Liberty, through its affiliated companies, operates in the United States, Europe, Asia and South America.

    The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2003.

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

    Liberty holds a significant number of investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates and their independent accountants to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.

    Certain prior period amounts have been reclassified for comparability with the 2004 presentation.

(2) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted earnings per

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

share for the three months ended March 31, 2004, are 84 million potential common shares because their inclusion would be anti-dilutive.

(3) ACQUISITIONS

ACQUISITION OF CONTROLLING INTEREST IN QVC, INC. ("QVC")

    On September 17, 2003, Liberty completed its acquisition of Comcast Corporation's ("Comcast") approximate 56.5% ownership interest in QVC for an aggregate purchase price of approximately $7.9 billion. QVC markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Prior to the closing, Liberty owned approximately 41.7% of QVC. Subsequent to the closing, Liberty owned approximately 98% of QVC's outstanding shares, and the remaining shares of QVC were held by members of QVC management.

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

ACQUISITION OF CONTROLLING INTEREST IN UNITEDGLOBALCOM, INC. ("UGC")

    UGC is a global broadband communications provider of video, voice and data services with operations in 14 countries outside the United States. At
December 31, 2003, Liberty owned approximately 307 million shares of UGC common stock, or an approximate 52% economic interest and a 90% voting interest in UGC. Pursuant to certain voting and standstill arrangements, Liberty was

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

unable to exercise control of UGC, and accordingly, Liberty used the equity method of accounting for its investment through December 31, 2003.

    On January 5, 2004, Liberty completed a transaction pursuant to which UGC's founding shareholders (the "Founders") transferred 8.2 million shares of UGC Class B common stock to Liberty in exchange for 12.6 million shares of Liberty Series A common stock valued, for accounting purposes, at $152 million and a cash payment of approximately $16 million (including acquisition costs). This transaction was the last of a number of independent transactions pursuant to which Liberty acquired its controlling interest in UGC from 2001 through January 2004. Liberty's acquisition of approximately 280 million shares of UGC in January 2002 gave it a greater than 50% economic interest in UGC, but due to the aforementioned standstill and voting arrangements, Liberty applied the equity method of accounting for such investment. Upon closing of the January 5, 2004 transaction, the restrictions on the exercise by Liberty of its voting power with respect to UGC terminated, and Liberty gained voting control of UGC. Accordingly, UGC has been included in Liberty's consolidated financial position and results of operations since January 1, 2004. In the event the spin off transaction described in note 4 is consummated, the historical results of operations of UGC for periods prior to the spin off will be presented as discontinued operations in Liberty's consolidated financial statements.

    Liberty has accounted for its acquisition of UGC as a step acquisition, and has allocated its investment basis to its pro rata share of UGC's assets and liabilities at each significant acquisition date based on the estimated relative fair values of such assets and liabilities on such dates. Due to recording its share of UGC's losses, Liberty's investment basis in UGC prior to the acquisition of the Founders' shares was zero. The following table reflects the amounts allocated to UGC's assets and liabilities upon completion of the acquisition of the Founders' shares (amounts in millions):

Current assets, including cash of $310 million..............  $   609
Property and equipment......................................    3,386
Customer relationships......................................      446
Goodwill....................................................    1,989
Other assets................................................      346
Current liabilities.........................................     (831)
Debt........................................................   (4,154)
Deferred income taxes.......................................     (720)
Other liabilities...........................................     (296)
Minority interest...........................................     (607)
                                                              -------
                                                              $   168
                                                              =======

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

    During the three months ended March 31, 2004, Liberty also purchased an additional 20.7 million shares of UGC Class A common stock pursuant to certain pre-emptive rights granted to it pursuant to the aforementioned standstill agreement with UGC. The $157 million purchase price for such shares

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

was comprised of (1) the cancellation of indebtedness due from subsidiaries of UGC to certain subsidiaries of Liberty in the amount of $104 million (including accrued interest) and (2) $53 million in cash.

    Also in January 2004, UGC initiated a rights offering pursuant to which holders of each of UGC's Class A, Class B and Class C common stock received .28 transferable subscription rights to purchase a like class of common stock for each share of common stock owned by them on January 21, 2004. The rights offering expired on February 12, 2004. UGC received cash proceeds of approximately $1.02 billion from the rights offering and expects to use such cash proceeds for working capital and general corporate purposes, including future acquisitions and repayment of outstanding indebtedness. As a holder of UGC Class A, Class B and Class C common stock, Liberty participated in the rights offering and exercised its rights to purchase 94.1 million shares for a total cash purchase price of $565 million. Subsequent to the foregoing transactions, Liberty owns approximately 54% of UGC's common stock representing approximately 92% of the voting power of UGC's shares.

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma information for Liberty and its consolidated subsidiaries for the three months ended March 31, 2003 was prepared assuming the acquisitions of QVC and UGC occurred on January 1, 2003. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the QVC and UGC acquisitions had occurred on January 1, 2003 (amounts in millions, except per share amounts).

Revenue.....................................................   $2,003
Net earnings................................................   $  153
Earnings per common share...................................   $  .05

(4) SPIN OFF OF INTERNATIONAL GROUP

    Liberty's Board of Directors has approved a resolution authorizing the Company to take the necessary actions to effect the spin-off of assets principally comprised of Liberty's International Group as a tax-free distribution to its shareholders. The completion of this transaction is subject to, among other things, a final determination of the assets to be included in the spin-off, the receipt of a favorable tax opinion and regulatory and other third party approvals. Upon completion of this transaction, the International Group will be a separate publicly traded company. This transaction will be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the spin off, the historical results of operations of the International Group for periods prior to the spin off, including those of UGC, will be presented as discontinued operations in Liberty's consolidated financial statements. See note 12 for a description and certain financial information of Liberty's operating segments, including the International Group.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2004          2003
                                                        ----------   -------------
                                                           AMOUNTS IN MILLIONS
The News Corporation Limited..........................    $ 8,410        7,633
Time Warner Inc. .....................................      2,886        3,080
InterActiveCorp.......................................      4,379        4,697
Sprint Corporation....................................      1,789        1,134
Motorola, Inc.(1).....................................      1,343        1,068
Viacom, Inc. .........................................        595          674
Other available-for-sale equity securities............        615          382
Other available-for-sale debt securities(2)...........      1,413        1,281
Other cost investments and related receivables........        253          265
                                                          -------       ------
                                                           21,683       20,214
  Less short-term investments.........................        (91)        (265)
                                                          -------       ------
                                                          $21,592       19,949
                                                          =======       ======

------------------------

(1) Includes $669 million and $533 million of shares pledged as collateral for share borrowing arrangements at March 31, 2004 and December 31, 2003, respectively.

(2) At March 31, 2004, other available-for-sale debt securities include
    $599 million of investments in certain third-party marketable debt securities held by Liberty parent and $42 million of such securities held by Liberty subsidiaries. At December 31, 2003, such investments aggregated
    $493 million and $26 million, respectively.

    Management estimates that the aggregate fair market value of all of its other cost investments approximated $562 million and $424 million at March 31, 2004 and December 31, 2003, respectively. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, discounted cash flow model, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investments.

UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below.

                                              MARCH 31, 2004           DECEMBER 31, 2003
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $6,292         228         5,779         212
Gross unrealized holding losses.........    $  (77)         --            --          --

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

(6) INTANGIBLE ASSETS

GOODWILL

    Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

                                                              STARZ
                                                             ENCORE
                                        QVC        UGC      GROUP LLC    OTHER      TOTAL
                                      --------   --------   ---------   --------   --------
                                                       AMOUNTS IN MILLIONS
Balance at January 1, 2004..........   $3,889        --       1,383      4,165       9,437
  Acquisitions......................       51     1,989          --         17       2,057
  Foreign currency translation......       (1)      (72)         --         --         (73)
  Other.............................       --         1          --        (10)         (9)
                                       ------     -----       -----      -----      ------
Balance at March 31, 2004...........   $3,939     1,918       1,383      4,172      11,412
                                       ======     =====       =====      =====      ======

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $140 million and $50 million for the three months ended March 31, 2004 and 2003, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2004...........................................    $389
2005........................................................    $524
2006........................................................    $475
2007........................................................    $445
2008........................................................    $436

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
TYPE OF DERIVATIVE                                         2004          2003
------------------                                      ----------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars......................................    $3,139         3,358
  Put spread collars..................................       289           331
  Other...............................................       168           124
                                                          ------         -----
    Subtotal..........................................     3,596         3,813
  Less current portion................................      (517)         (543)
                                                          ------         -----
                                                          $3,079         3,270
                                                          ======         =====
LIABILITIES
  Exchangeable debenture call option obligations......    $  926           990
  Put options.........................................       823           774
  Equity collars......................................       194           293
  Borrowed shares.....................................       669           533
  Other...............................................        95            41
                                                          ------         -----
    Subtotal..........................................     2,707         2,631
  Less current portion................................    (1,038)         (875)
                                                          ------         -----
                                                          $1,669         1,756
                                                          ======         =====

REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments during the three months ended March 31, 2004 and 2003 are comprised of the following:

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Change in fair value of exchangeable debenture call option
  features.................................................   $  64              89
Change in fair value of derivatives related to
  available-for-sale securities............................    (298)             90
Change in fair value of other derivatives..................      12               9
                                                              -----             ---
  Total realized and unrealized gains (losses), net........   $(222)            188
                                                              =====             ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2004          2003
                                                        ----------   -------------
                                                           AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes........................................    $ 5,628        5,627
  Senior debentures...................................      1,487        1,487
  Senior exchangeable debentures......................      2,247        2,227
                                                          -------        -----
                                                            9,362        9,341
                                                          -------        -----
Debt of subsidiaries:
  UGC.................................................      3,878           --
  Other subsidiaries..................................        248          258
                                                          -------        -----
                                                            4,126          258
                                                          -------        -----
  Total debt..........................................     13,488        9,599
Less current maturities...............................       (391)        (117)
                                                          -------        -----
  Total long-term debt................................    $13,097        9,482
                                                          =======        =====

UGC DEBT

    At March 31, 2004, UGC's debt is comprised of $3,584 million borrowed by a wholly-owned subsidiary of UGC pursuant to its UPC Distribution Bank Facility and $294 million of other UGC subsidiary debt. The UPC Distribution Bank Facility provides for borrowings under four different tranches aggregating euro 3,500 million ($4,095 million at March 31, 2004) at interest rates equal to EURIBOR or LIBOR plus an applicable spread. Three of the tranches are reducing term loans, which require repayment beginning in June 2004, and the fourth tranche is a reducing revolving loan, which requires repayment beginning in June 2006. The UPC Distribution Bank Facility is secured by the assets of most of UGC's majority-owned European cable operating companies and contains certain financial covenants and restrictions regarding payment of dividends, ability to incur additional indebtedness, disposition of assets, mergers and affiliated transactions.

OTHER SUBSIDIARY DEBT

    At March 31, 2004, Starz Encore had no amounts outstanding and $325 million in unused availability under its bank credit facility. The bank credit facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facility requires the payment of fees of .2% per annum on the average unborrowed portion of the total commitment. Such fees were not significant for the three months ended March 31, 2004 and 2003. Starz Encore's ability to borrow the unused capacity noted above is dependent on its continuing compliance with these covenants at the time of, and after giving effect to, a requested borrowing.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

    At March 31, 2004, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary. The forbearance agreement originally expired on March 31, 2004, but has been extended until June 15, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at March 31, 2004, all of which is included in current portion of debt.

    Also included in other subsidiary debt is $80 million of capitalized transponder lease obligations.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at March 31, 2004 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $3,414
Floating Rate Notes.........................................   $2,503
Senior debentures...........................................   $1,851
Senior exchangeable debentures, including call option
  obligation................................................   $4,356

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at March 31, 2004.

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at March 31, 2004............................  $13,488
Add:
  Unamortized issue discount on senior notes and
    debentures..............................................       23
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,391
                                                              -------
    Face amount at maturity.................................  $15,902
                                                              =======

(9) STOCKHOLDERS' EQUITY

SHARES RESERVED FOR ISSUANCE

    As of March 31, 2004, there were 55.8 million shares of Liberty Series A common stock and 28.2 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

PURCHASES OF COMMON STOCK

    During the three months ended March 31, 2004, the Company acquired approximately 96.0 million shares of its Series B common stock from the estate and family of the late founder of Liberty's former

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

parent in exchange for approximately 105.4 million shares of Liberty Series A common stock. Ten million of the acquired Series B shares have been accounted for as treasury stock in the accompanying condensed consolidated balance sheet, and the remaining Series B shares have been retired.

(10) STOCK BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"). The Company's options and options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                    AMOUNTS IN
                                                               MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS
Net earnings (loss)........................................    $(10)            132
  Add stock compensation as determined under the intrinsic
    value method, net of taxes.............................      52              --
  Deduct stock compensation as determined under the fair
    value method, net of taxes.............................     (34)            (11)
                                                               ----             ---
Pro forma net earnings.....................................    $  8             121
                                                               ====             ===
Basic and diluted net earnings per share:
  As reported..............................................    $ --             .05
  Pro forma................................................    $ --             .04

(11) COMMITMENTS AND CONTINGENCIES

FILM RIGHTS

    Starz Encore Group LLC ("Starz Encore"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at March 31, 2004 is reflected as a liability in the accompanying

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

condensed consolidated balance sheet. The balance due as of March 31, 2004 is payable as follows: $196 million in 2004 and $58 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at March 31, 2004. Starz Encore's estimate of amounts payable under these agreements is as follows: $408 million in 2004; $354 million in 2005;
$146 million in 2006; $112 million in 2007; $107 million in 2008; and $233 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2010 when these films meet certain criteria described in the studio output agreements. The actual contractual amount to be paid under these agreements is not known at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated
$127 million and $94 million for the three months ended March 31, 2004 and 2003, respectively.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the first studio elects to extend its contract, Starz Encore would be required to pay the studio $60 million within five days of the studio's notice to extend. The studio is required to exercise its option by December 31, 2004. Subsequent to March 31, 2004, the studio exercised its option, and Starz Encore made the $60 million payment. If the second studio elects to extend its contract, Starz Encore would be required to pay the studio a total of $190 million in four annual installments of $47.5 million. The studio is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to the studios would be amortized ratably over the term of the respective output agreement extension.

GUARANTEES

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At March 31, 2004, Liberty's guarantee for obligations for films released by such date aggregated $857 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At March 31, 2004, Liberty has guaranteed Y14.4 billion ($138 million) of the bank debt of Jupiter Telecommunications, Co., Ltd. ("J-COM"), an equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to an additional Y10 billion
($96 million at March 31, 2004) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

    Liberty has also guaranteed various leases, loans, notes payable, letters of credit and other obligations (the "Guaranteed Obligations") of certain other affiliates. At March 31, 2004, the Guaranteed Obligations aggregated approximately $176 million and are not reflected in Liberty's condensed consolidated balance sheet at March 31, 2004. Currently, Liberty is not certain of the likelihood of being required to perform under such guarantees.

    In connection with agreements for the sale of certain assets, Liberty typically retains liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Liberty generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Liberty. These types of indemnification guarantees typically extend for a number of years. Liberty is unable to estimate the maximum potential liability for these types of indemnification guarantees as the sale agreements typically do not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

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

    For the three months ended March 31, 2004, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

INTERACTIVE GROUP

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - Ascent Media Group ("Ascent Media")--consolidated subsidiary that provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia.

INTERNATIONAL GROUP

    - UGC--consolidated subsidiary that provides broadband communications services, including video, voice and data with operations in 14 countries outside the U.S.

    - J-COM--45% owned equity method affiliate that provides broadband communications services in Japan.

    - Jupiter Programming Co., Ltd. ("JPC")--50% owned equity method affiliate that provides cable and satellite television programming in Japan.

NETWORKS GROUP

    - Starz Encore--consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

    - Discovery Communications, Inc. ("Discovery")--50% owned equity method affiliate that provides original and purchased cable television programming in the U.S. and over 150 other countries.

    - Courtroom Television Network, LLC ("Court TV")--50% owned equity method affiliate that operates a basic cable network that provides informative and entertaining programming based on the American legal system.

    - Game Show Network, LLC ("GSN")--50% owned equity method affiliate that operates a basic cable network dedicated to the world of games, game playing and game shows.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

    The amounts presented in the table below represent 100% of each business' revenue and operating cash flow. These amounts are combined on an unconsolidated basis and are then adjusted to remove the effects of the equity method investments to arrive at the consolidated balances for each group. This presentation is designed to reflect the manner in which management reviews the operating performance of individual businesses within each group regardless of whether the investment is accounted for as a consolidated subsidiary or an equity investment. It should be noted, however, that this presentation is not in accordance with GAAP since the results of equity method investments are required to be reported on a net basis. Further, Liberty could not, among other things, cause any noncontrolled affiliate to distribute to Liberty its proportionate share of the revenue or operating cash flow of such affiliate.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

PERFORMANCE MEASURES

                                                                 THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------
                                                                  2004                   2003
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                          REVENUE    CASH FLOW   REVENUE    CASH FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC.....................................................   $1,283       270        1,062       211
Ascent Media............................................      146        22          123        19
Other consolidated subsidiaries.........................       74        11           71         3
                                                           ------      ----       ------      ----
  Combined Interactive Group............................    1,503       303        1,256       233
Eliminate equity method affiliates......................       --        --       (1,062)     (211)
                                                           ------      ----       ------      ----
  Consolidated Interactive Group........................    1,503       303          194        22
                                                           ------      ----       ------      ----
INTERNATIONAL GROUP
UGC.....................................................      547       204          436       122
Other consolidated subsidiaries.........................       29         7           25         7
J-COM...................................................      359       142          279        91
JPC.....................................................      124        18           87         9
Other equity method affiliates..........................       97         1           74        (7)
                                                           ------      ----       ------      ----
  Combined International Group..........................    1,156       372          901       222
Eliminate equity method affiliates......................     (580)     (161)        (876)     (215)
                                                           ------      ----       ------      ----
  Consolidated International Group......................      576       211           25         7
                                                           ------      ----       ------      ----
NETWORKS GROUP
Starz Encore............................................      232        69          229       107
Discovery...............................................      527       137          427       100
Court TV................................................       52         9           46        14
GSN.....................................................       21         2           18         1
Other consolidated subsidiaries.........................       50         2           48         4
                                                           ------      ----       ------      ----
  Combined Networks Group...............................      882       219          768       226
Eliminate equity method affiliates......................     (600)     (148)        (491)     (115)
                                                           ------      ----       ------      ----
  Consolidated Networks Group...........................      282        71          277       111
                                                           ------      ----       ------      ----
Corporate and Other.....................................       10       (29)           9       (22)
                                                           ------      ----       ------      ----
Consolidated Liberty....................................   $2,371       556          505       118
                                                           ======      ====       ======      ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

BALANCE SHEET INFORMATION

                                                           MARCH 31, 2004         DECEMBER 31, 2003
                                                       ----------------------   ----------------------
                                                                  INVESTMENTS              INVESTMENTS
                                                        TOTAL         IN         TOTAL         IN
                                                        ASSETS    AFFILIATES     ASSETS    AFFILIATES
                                                       --------   -----------   --------   -----------
                                                                     AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC..................................................  $13,409          71       13,806          77
Ascent Media.........................................      803           4          741           4
Other consolidated subsidiaries......................      397          --          415          --
                                                       -------       -----      -------       -----
  Consolidated Interactive Group.....................   14,609          75       14,962          81
                                                       -------       -----      -------       -----
INTERNATIONAL GROUP
UGC..................................................    7,496         114        7,100          95
Other consolidated subsidiaries......................      411          --          406          --
J-COM................................................    4,098          27        3,926           7
JPC..................................................      192          26          192          24
Other equity method affiliates.......................      545          18          577          12
                                                       -------       -----      -------       -----
  Combined International Group.......................   12,742         185       12,201         138
Eliminate equity method affiliates...................   (4,835)        (71)     (11,795)       (138)
                                                       -------       -----      -------       -----
  Consolidated International Group...................    7,907         114          406          --
                                                       -------       -----      -------       -----
NETWORKS GROUP
Starz Encore.........................................    2,781          50        2,745          50
Discovery............................................    3,150          63        3,143          80
Court TV.............................................      236          --          272          --
GSN..................................................      101          --          101          --
Other consolidated subsidiaries......................      222           1          228           1
                                                       -------       -----      -------       -----
  Combined Networks Group............................    6,490         114        6,489         131
Eliminate equity method affiliates...................   (3,487)        (63)      (3,516)        (80)
                                                       -------       -----      -------       -----
  Consolidated Networks Group........................    3,003          51        2,973          51
                                                       -------       -----      -------       -----
Corporate and Other..................................   35,731       5,360       35,450       5,222
                                                       -------       -----      -------       -----
Consolidated Liberty.................................  $61,250       5,600       53,791       5,354
                                                       =======       =====      =======       =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2004

                                  (UNAUDITED)

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings before income taxes and minority interests:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                AMOUNTS IN MILLIONS
Consolidated segment operating cash flow...................   $ 556              118
Stock compensation.........................................     (65)              (9)
Depreciation and amortization..............................    (406)             (99)
Interest expense...........................................    (223)            (100)
Share of earnings of affiliates............................      23               31
Gains on dispositions of assets, net.......................     216               70
Realized and unrealized gains (losses) on financial
  instruments, net.........................................    (222)             188
Other, net.................................................     118                9
                                                              -----             ----
Earnings (loss) before income taxes and minority
  interests................................................   $  (3)             208
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

    - continued consolidation of the broadband distribution and movie studio industries;

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

    These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

    We are a holding company that owns majority and minority interests in a broad range of electronic retailing, video programming, broadband distribution and other communications companies. In recent years we have shifted our corporate focus to the acquisition and exercise of control over more companies. The first step in this process was our September 2003 acquisition of Comcast Corporation's approximate 56% ownership interest in QVC, Inc., which when combined with our previous 42% ownership interest, gave us over 98% control of QVC, and we now consolidate the financial position and results of operations of QVC. In January 2004, we acquired all of the outstanding shares of Class B common stock of UnitedGlobalCom, Inc. from UGC's founding shareholders. Previously in December 2003, UGC completed the acquisition of all of the outstanding shares of UGC Europe, Inc. that it did not already own. As a result of these two transactions and our exercise of certain pre-emptive rights, UGC owns 100% of the outstanding common stock of UGC Europe and we own approximately 54% of the outstanding common stock of UGC representing approximately 92% of the voting power of UGC's shares. We began consolidating the operations of UGC effective January 1, 2004. In the fourth quarter of 2003, to further align our corporate structure with our operating assets, we organized our businesses into four Groups: Interactive Group, International Group, Networks Group and Corporate and Other.

    Our primary businesses in the Interactive Group are QVC and Ascent Media. In addition, we own approximately 20% of InterActiveCorp, which we account for as an available-for-sale security. In evaluating the prospects and risks for QVC, our 2004 goals include continued international expansion by increasing (1) the number of customers who have access to and use our service and (2) the average sales per customer. In addition we hope to find new opportunities for domestic growth, including Internet sales.

    Our primary businesses in the International Group are UGC, which provides broadband services primarily in Europe; J-COM, which provides broadband services in Japan; and JPC, which provides video programming in Japan. UGC is a consolidated subsidiary, and J-COM and JPC are equity affiliates. We believe our primary opportunities in our international markets include continued growth in subscribers; increasing the average revenue per unit by continuing to rollout telephony, high speed data and digital video; developing foreign programming businesses; and maximizing operating efficiencies on a regional basis. Potential impediments to achieving these goals include increasing price competition for broadband services; alternative video technologies; and available capital to finance the proposed rollout of new services.

    Our primary businesses in the Networks Group are Starz Encore, Discovery, Court TV and GSN. In addition we own American Depository Shares representing approximately 17% of the shares, including shares that represent approximately 9% of the voting power, of The News Corporation Limited, which we account for as an available-for-sale security. We view the development of digital and interactive services, our ability to expand these networks and increase international distribution, and our ability to increase advertising rates relative to broadcast networks and other cable networks as key opportunities for growth in the coming months and years. We face several key obstacles in our attempt to meet these goals, including: continued consolidation in the broadband and satellite distribution industries; the impact on viewer habits of new technologies such as video on demand and personal video recorders; and alternative movie and programming sources.

    Certain of our subsidiaries and affiliates are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of the revenue of certain of our subsidiaries and affiliates is generated by the sale of advertising on their networks. A downturn in the economy could have a negative impact on the revenue and operating income of these businesses. A slow economy could reduce (i) the development of new television and motion picture programming, thereby adversely impacting their supply of service offerings; (ii) consumer disposable income and consumer demand for their products and services; and (iii) the amount of resources allocated for network and cable television advertising by major corporations.

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

    In addition to the businesses included in the foregoing Groups, we continue to maintain significant investments in public companies such as Time
Warner Inc., Motorola, Inc. and Sprint Corporation, which are accounted for as available-for-sale ("AFS") securities and are included in our Corporate and Other Group. We view these holdings as financial assets that we can monetize and use the resulting proceeds for debt repayments or additional investments in any of our operating Groups.

    Also included in our Corporate and Other Group are our Tech/Ventures assets, which include our consolidated subsidiary True Position, Inc., as well as minority stakes in Net2Phone, Inc., WildBlue Communications, Inc., and IDT Corporation. True Position provides equipment and technology that deliver location-based services to wireless users. Net2Phone is a provider of voice and enhanced telecommunication services throughout the world, including cable telephony services. It utilizes Voice over Internet Protocol (VoIP) technology to transmit digital voice communications over managed data networks and the Internet. WildBlue Communications is a start-up company that intends to provide Internet and data services via satellite to residential and small business customers. IDT Corporation, an AFS investment, is a multinational communications company whose primary offerings are prepaid debit and rechargeable calling cards, wholesale telecommunications carrier services and consumer telephone services.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results, and Operating Results by Business Group. The Operating Results by Business Group section includes a discussion of the more significant businesses within each Group.

CONSOLIDATED OPERATING RESULTS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                AMOUNTS IN MILLIONS
REVENUE
Interactive Group..........................................   $1,503            194
International Group........................................      576             25
Networks Group.............................................      282            277
Corporate and Other........................................       10              9
                                                              ------            ---
  Consolidated revenue.....................................   $2,371            505
                                                              ======            ===
OPERATING CASH FLOW
Interactive Group..........................................   $  303             22
International Group........................................      211              7
Networks Group.............................................       71            111
Corporate and Other........................................      (29)           (22)
                                                              ------            ---
  Consolidated operating cash flow.........................   $  556            118
                                                              ======            ===
OPERATING INCOME (LOSS)
Interactive Group..........................................   $  141            (33)
International Group........................................      (77)             4
Networks Group.............................................       48             85
Corporate and Other........................................      (27)           (46)
                                                              ------            ---
  Consolidated operating income............................   $   85             10
                                                              ======            ===

    REVENUE. Our consolidated revenue increased $1,866 million for the three months ended March 31, 2004, as compared to the corresponding prior year period. This increase is due primarily to our acquisitions of controlling interests in QVC and UGC, which recognized $1,283 million and $547 million of revenue, respectively, in the first quarter of 2004. See "OPERATING RESULTS BY BUSINESS GROUP" below for a more complete discussion of these fluctuations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures applied on a Group by Group basis to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation and impairments of long-lived assets that are included in the measurement of operating income pursuant to general accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $438 million during the three months ended March 31, 2004, as compared to the corresponding prior year. This is due primarily to our acquisitions of controlling interests in QVC and UGC, which contributed $270 million and $204 million, respectively, to our consolidated Operating Cash Flow. These increases were partially offset by a decrease in our Networks Group, which resulted primarily from Starz Encore's higher programming costs.

    STOCK COMPENSATION.  Stock compensation includes compensation related to
(1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants. The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our condensed consolidated financial statements is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the options are exercised. Our 2004 stock compensation includes $62 million related to UGC. In connection with its rights offering in 2004, UGC modified the exercise price of all outstanding options, and now accounts for such options using variable plan accounting. UGC's stock compensation expense in the first quarter of 2004 reflects the adjustment from fixed plan accounting to variable plan accounting.

    DEPRECIATION AND AMORTIZATION. The increase in depreciation in 2004 is due to increases in our depreciable asset base resulting from (1) the consolidation of QVC and UGC and (2) capital expenditures. The increase in amortization in 2004 is due primarily to the consolidation of QVC and amortization of the related intangible assets.

    OPERATING INCOME. Consolidated operating income increased $75 million in 2004, as compared to the corresponding prior year. This increase is due primarily to our consolidation of QVC, partially offset by UGC's operating loss.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was $223 million and $100 million, for the three months ended March 31, 2004 and 2003, respectively. The increase is due to our consolidation of UGC in 2004 ($71 million), interest on the debt we issued to acquire a controlling interest in QVC ($31 million) and an increase in the accretion of our exchangeable debentures ($17 million).

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $54 million and $33 million for the three months ended March 31, 2004 and 2003, respectively. Interest and dividend income for the quarter ended March 31, 2004 was comprised of interest income earned on invested cash ($14 million), dividends on News Corp. American Depository Shares ($21 million), dividends on ABC Family Worldwide preferred stock ($8 million) and other ($11 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. A summary of our share of earnings (losses) of affiliates is included below:

                                                    PERCENTAGE          THREE MONTHS
                                                   OWNERSHIP AT        ENDED MARCH 31,
                                                    MARCH 31,     -------------------------
                                                       2004         2004             2003
                                                   ------------   --------         --------
                                                                           AMOUNTS
                                                                         IN MILLIONS
Discovery........................................          50%      $ 9               (5)
J-COM............................................          45%       16                2
QVC..............................................           *        --               29
Other............................................     Various        (2)               5
                                                                    ---               --
                                                                    $23               31
                                                                    ===               ==

------------------------

*   No longer an equity affiliate

    See "OPERATING RESULTS BY BUSINESS GROUP" below for a discussion of our more significant equity method affiliates.

    GAINS ON DISPOSITIONS. Our gains on dispositions in 2004 resulted primarily from our dispositions of certain available-for-sale securities. The gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                    AMOUNTS IN
                                                                     MILLIONS
Change in fair value of exchangeable debenture call option
  features.................................................   $  64              89
Change in fair value of derivatives related to
  available-for-sale securities............................    (298)             90
Change in fair value of other derivatives..................      12               9
                                                              -----             ---
  Total realized and unrealized gains (losses), net........   $(222)            188
                                                              =====             ===

    INCOME TAXES. Our effective tax rate was not meaningful in 2004 and was 40% for the three months ended March 31, 2003. Our 2004 tax expense includes state and foreign taxes and an increase in the valuation allowance for losses of subsidiaries that we do not consolidate for tax purposes. The effective tax rate in 2003 differed from the U.S. Federal income tax rate of 35% primarily due to state and local taxes.

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

    The financial information presented below for equity method affiliates was obtained directly from those affiliates. We do not control the decision-making process or business management practices of our equity affiliates. Accordingly, we rely on the management of these affiliates and their independent auditors to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our consolidated financial statements.

    INTERACTIVE GROUP

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                             2004             2003
                                                           --------         --------
                                                              AMOUNTS IN MILLIONS
REVENUE
QVC(1)...................................................   $1,283            1,062
Ascent Media.............................................      146              123
Other consolidated subsidiaries..........................       74               71
                                                            ------           ------
  Combined Interactive Group revenue.....................    1,503            1,256
Eliminate revenue of equity method affiliates(1).........       --           (1,062)
                                                            ------           ------
  Consolidated Interactive Group revenue.................   $1,503              194
                                                            ======           ======
OPERATING CASH FLOW
QVC(1)...................................................   $  270              211
Ascent Media.............................................       22               19
Other consolidated subsidiaries..........................       11                3
                                                            ------           ------
  Combined Interactive Group operating cash flow.........      303              233
Eliminate operating cash flow of equity method
  affiliates(1)..........................................       --             (211)
                                                            ------           ------
  Consolidated Interactive Group operating cash flow.....   $  303               22
                                                            ======           ======
OPERATING INCOME (LOSS)
QVC(1)...................................................   $  153              180
Ascent Media.............................................        6                3
Other consolidated subsidiaries..........................      (18)             (36)
                                                            ------           ------
  Combined Interactive Group operating income............      141              147
Eliminate operating income of equity method
  affiliates(1)..........................................       --             (180)
                                                            ------           ------
  Consolidated Interactive Group operating income
    (loss)...............................................   $  141              (33)
                                                            ======           ======

------------------------

(1) QVC was an equity method affiliate until September 2003 when it became a consolidated subsidiary.

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs. In the United States, the programs are aired through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom

("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). As more fully described in note 3 to the accompanying condensed consolidated financial statements, we acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and we have consolidated QVC's results of operations since that date. Accordingly, increases in the Interactive Group's revenue and expenses for the three months ended March 31, 2004 are primarily the result of the September 2003 acquisition of a controlling interest in QVC.

    The following discussion describes QVC's results of operations for the three months ended March 31, 2004 and 2003. Depreciation and amortization for periods prior and subsequent to our acquisition of Comcast's interest in QVC are not comparable due to the effects of purchase accounting.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                             2004             2003
                                                           --------         --------
                                                              AMOUNTS IN MILLIONS
Net revenue..............................................   $1,283           1,062
Cost of sales............................................     (811)           (673)
                                                            ------           -----
  Gross profit...........................................      472             389
Operating expenses.......................................     (114)           (102)
SG&A expenses............................................      (88)            (76)
Stock compensation.......................................       (9)             --
Depreciation and amortization............................     (108)            (31)
                                                            ------           -----
  Operating income.......................................   $  153             180
                                                            ======           =====

    Net revenue for the three months ended March 31, 2004 and 2003 includes the following revenue by geographical area:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                             2004             2003
                                                           --------         --------
                                                              AMOUNTS IN MILLIONS
QVC-US...................................................   $  932             848
QVC-UK...................................................      112              79
QVC-Germany..............................................      155              95
QVC-Japan................................................       84              40
                                                            ------           -----
Consolidated.............................................   $1,283           1,062
                                                            ======           =====

    QVC's consolidated net revenue increased 20.8% during the three months ended March 31, 2004 as compared to the corresponding prior year. This increase was driven by a 19.1% increase in the number of units shipped (from 26.2 million in 2003 to 31.2 million in 2004) and a 1.1% increase in the average selling price per package. Average sales per customer increased in each of QVC's markets. In addition, each of QVC's international markets added subscribers in the first quarter of 2004. The number of homes receiving QVC's services at March 31, 2004 are as follows:

COUNTRY                                                           HOMES
-------                                                       -------------
                                                              (IN MILLIONS)
QVC-US......................................................       87.0
QVC-UK......................................................       14.1
QVC-Germany.................................................       34.7
QVC-Japan...................................................       12.4

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

    During the three months ended March 31, 2004 and 2003 the increases in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                                       PERCENTAGE INCREASE IN NET
                                                                 REVENUE
                                                      -----------------------------
                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2004
                                                      -----------------------------
                                                      U.S. DOLLARS   LOCAL CURRENCY
                                                      ------------   --------------
QVC-US..............................................       9.9%
QVC-UK..............................................      41.8%            23.7%
QVC-Germany.........................................      63.2%            38.0%
QVC-Japan...........................................     110.0%            85.8%

    Gross profit increased from 36.6% of net revenue for the three months ended March 31, 2003 to 36.8% for the three months ended March 31, 2004. This increase in gross profit percentage is primarily the result of a higher product margin due to a shift in the product mix from lower margin home products to higher margin apparel and accessory categories in QVC-Germany and QVC-UK.

    QVC's operating expenses are comprised of commissions, order processing and customer service, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 11.8% for the three months ended March 31, 2004, as compared to the corresponding prior year period. This increase is primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses were 8.9% and 9.6% for the three months ended March 31, 2004 and 2003, respectively. As a percent of net revenue, commissions decreased in 2004, as compared to 2003. This decrease is due to (i) the termination of commissions to one distributor in QVC-UK and (ii) the payment of commissions to certain distributors based on number of subscribers, rather than sales volume, in QVC-Japan. As a percentage of net revenue, order processing and customer service expenses decreased in each international market in 2004. Such decrease is a result of reduced personnel expense due to increased Internet sales and operator efficiencies in call handling and staffing.

    QVC's SG&A expenses increased 15.8% for the three months ended March 31, 2004, as compared to the corresponding prior year period. This increase is primarily the net result of increases in personnel, information technology and insurance costs. Personnel cost increases reflect the addition of personnel to support the increased sales of QVC's foreign operations. Information technology expenditure increases are the result of higher third-party service costs related to various software projects, as well as higher software maintenance fees. Increased insurance costs are the result of higher rates and expanded coverage.

    QVC's depreciation and amortization expense increased for the three months ended March 31, 2004 primarily due to the amortization of intangible assets recorded in connection with our purchase of QVC.

    ASCENT MEDIA. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

    Ascent Media's revenue increased $23 million or 18.7% during the three months ended March 31, 2004, as compared to the corresponding prior year period. This increase is due to acquisitions by Ascent Media's Networks Group in late 2003 and early 2004 ($11 million), as well as increases in projects for feature films and episodic television in Ascent Media's Audio Group
($6 million) and Creative Services Group ($2 million).

    Ascent Media's operating expenses increased $15 million or 21.2% during the three months ended March 31, 2004, as compared to the corresponding prior year period. This increase is due to increases in expenses such as personnel and material costs that vary with revenue, as well as the acquisitions by Ascent Media's Network Group noted above.

    Ascent Media's general and administrative expenses increased $6 million or 20.5% during the three months ended March 31, 2004, as compared to the corresponding prior year. This increase is due primarily to the acquisitions by Ascent Media's Networks Group and various individually insignificant increases.

    OTHER. Other consolidated subsidiaries included in the Interactive Group are On Command Corporation, which provides in-room, on demand video entertainment and information services to hotels, motels and resorts; and OpenTV Corp., which provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Other consolidated subsidiary revenue was relatively comparable over the 2004 and 2003 periods. The changes in operating cash flow and operating income in 2004 for our other consolidated subsidiaries are due to improvements in the operations of OpenTV.

    INTERNATIONAL GROUP

    The following table includes information regarding our equity method affiliates, which presentation is not in accordance with GAAP. See--"Operating Results by Business Group" above.

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                AMOUNTS IN MILLIONS
REVENUE
UGC(1).....................................................   $ 547              436
Other consolidated subsidiaries............................      29               25
J-COM(2)...................................................     359              279
JPC(2).....................................................     124               87
Other equity method affiliates(2)..........................      97               74
                                                              -----             ----
  Combined International Group revenue.....................   1,156              901
Eliminate revenue of equity method affiliates..............    (580)            (876)
                                                              -----             ----
  Consolidated International Group revenue.................   $ 576               25
                                                              =====             ====

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                AMOUNTS IN MILLIONS
OPERATING CASH FLOW
UGC(1).....................................................   $ 204              122
Other consolidated subsidiaries............................       7                7
J-COM(2)...................................................     142               91
JPC(2).....................................................      18                9
Other equity method affiliates(2)..........................       1               (7)
                                                              -----             ----
  Combined International Group operating cash flow.........     372              222
Eliminate operating cash flow of equity method
  affiliates...............................................    (161)            (215)
                                                              -----             ----
  Consolidated International Group operating cash flow.....   $ 211                7
                                                              =====             ====
OPERATING INCOME (LOSS)
UGC(1).....................................................   $ (79)             (79)
Other consolidated subsidiaries............................       2                4
J-COM(2)...................................................      57               20
JPC(2).....................................................      16                7
Other equity method affiliates(2)..........................      (3)              (7)
                                                              -----             ----
  Combined International Group operating loss..............      (7)             (55)
Eliminate operating income of equity method affiliates.....     (70)              59
                                                              -----             ----
  Consolidated International Group operating income
    (loss).................................................   $ (77)               4
                                                              =====             ====

------------------------

(1) UGC was an equity affiliate until January 2004 when it became a 54%-owned consolidated subsidiary.

(2) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at March 31, 2004 are as follows:

J-COM.......................................................     45%
JPC.........................................................     50%

    UGC. UGC's revenue increased 25.5% for the three months ended March 31, 2004. This increase is due to increases in video and high speed Internet subscribers in both Europe and Chile, an increase in voice subscribers in Chile and favorable foreign currency exchange rates. These subscriber increases are the result of additional customers due to organic growth, as well as increased penetration of services to existing customers. On a local currency basis, UGC's operating companies in Europe and Chile generated 5.4% and 16.4% increases in revenue, respectively.

    UGC's operating expenses increased 9.9% for the three months ended
March 31, 2004, as compared to the corresponding prior year period. This increase is due to the strengthening of the euro and Chilean peso against the U.S. dollar in 2004. On a local currency basis, UGC Europe's operating expenses decreased 6.7% due to cost control measures and lower bad debt expense, and Chile's operating expenses were relatively flat.

    UGC's SG&A expenses increased 8.2% for the three months ended March 31, 2004, as compared to the corresponding prior year period, due primarily to the foreign currency exchange fluctuations noted above. On a local currency basis, UGC Europe's SG&A expenses decreased 10.3% due to cost control initiatives, and Chile's SG&A expenses increased 7.7%.

    UGC's depreciation and amortization increased $23 million or 11.8% in 2004, as compared to 2003. This increase is due primarily to foreign exchange rate fluctuations.

    Also included in UGC's operating loss is stock-based compensation expense of $62 million and $6 million in 2004 and 2003, respectively.

    OTHER CONSOLIDATED SUBSIDIARIES. Our other international consolidated subsidiaries are Liberty Cablevision of Puerto Rico, Inc., which provides cable television and other broadband services in Puerto Rico, and Pramer S.C.A., which owns and distributes programming services throughout Latin America. Other consolidated International Group revenue, operating cash flow and operating income were relatively consistent from 2003 to 2004.

    J-COM.  J-COM's revenue increased 28.7% for the three months ended
March 31, 2004, as compared to the corresponding prior year. This increase was due to a 10.4% increase in the number of homes receiving at least one service, an 8.2% increase in the average number of services per home and a 5.0% increase in the average revenue per household receiving at least one service ("ARPH"). In addition, changes in the exchange rate also positively impacted revenue in 2004. On a local currency basis, J-COM's revenue increased 15.5% in 2004.

    J-COM's operating expenses increased 19.8% for the three months ended
March 31, 2004. This increase is due to higher programming costs as a result of the increase in cable television subscribers and growth of J-COM's business. As a percent of revenue, operating expenses decreased from 36.0% in 2003 to 33.5% in 2004 due to the realization of economies of scale from the growth of the business. SG&A expenses increased 10.6% in 2004. Exchange rates also impacted J-COM's expenses, as operating and SG&A expenses increased 7.5% and decreased ..7%, respectively, on a local currency basis.

    JPC. JPC's revenue increased 42.5% for the three months ended March 31, 2004, as compared to the corresponding prior year. This increase was largely due to increases in revenue for SHOP CHANNEL, which experienced a 12.8% increase in full time equivalent homes ("FTE's") and a 13.8% increase in sales per FTE. Affiliate revenue and advertising revenue at JPC's other networks also contributed to the overall revenue increase in 2004 due to continued subscriber growth at those networks. SHOP CHANNEL revenue accounted for 82.2% and 79.1% of JPC's revenue in 2004 and 2003, respectively. In addition, changes in the exchange rate also positively impacted revenue in 2004. On a local currency basis, JPC's revenue increased 27.5% in 2004.

    JPC's operating expenses increased 39.0% in 2004. This increase is primarily due to higher cost of goods sold at SHOP CHANNEL resulting from a revenue increase of 47.6% during 2004. JPC's SG&A expenses increased 21.5% in 2004. The increase in SG&A was due to growth in the business resulting from additional sales volume at SHOP CHANNEL and increased marketing activity in all channels. Exchange rates also impacted JPC's expenses as operating and SG&A expenses increased 24.8% and 9.1%, respectively, on a local currency basis.

    NETWORKS GROUP

    The following table includes information regarding our equity method affiliates, which presentation is not in accordance with GAAP. See--"Operating Results by Business Group" above.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                                AMOUNTS IN MILLIONS
REVENUE
Starz Encore...............................................   $ 232              229
Discovery(1)...............................................     527              427
Court TV(1)................................................      52               46
GSN(1).....................................................      21               18
Other consolidated subsidiaries............................      50               48
                                                              -----             ----
  Combined Networks Group revenue..........................     882              768
Eliminate revenue of equity method affiliates..............    (600)            (491)
                                                              -----             ----
  Consolidated Networks Group revenue......................   $ 282              277
                                                              =====             ====
OPERATING CASH FLOW
Starz Encore...............................................   $  69              107
Discovery(1)...............................................     137              100
Court TV(1)................................................       9               14
GSN(1).....................................................       2                1
Other consolidated subsidiaries............................       2                4
                                                              -----             ----
  Combined Networks Group operating cash flow..............     219              226
Eliminate operating cash flow of equity method
  affiliates...............................................    (148)            (115)
                                                              -----             ----
  Consolidated Networks Group operating cash flow..........   $  71              111
                                                              =====             ====
OPERATING INCOME (LOSS)
Starz Encore...............................................   $  53               90
Discovery(1)...............................................      78               37
Court TV(1)................................................       5                9
GSN(1).....................................................       1                1
Other consolidated subsidiaries............................      (5)              (5)
                                                              -----             ----
  Combined Networks Group operating income.................     132              132
Eliminate operating income of equity method affiliates.....     (84)             (47)
                                                              -----             ----
  Consolidated Networks Group operating income.............   $  48               85
                                                              =====             ====

------------------------

(1) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at March 31, 2004 are as follows:

Discovery...................................................     50%
Court TV....................................................     50%
GSN.........................................................     50%

    STARZ ENCORE. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors.

    Starz Encore's revenue increased 1.3% for the three months ended March 31, 2004 as compared to the corresponding prior years. This increase is the net effect of an increase in the average number of subscription units for Starz Encore's Thematic Multiplex and Encore services, partially offset by a decrease in the average number of subscription units for STARZ!, primarily in Comcast Corporation's cable television systems. Total average subscription units increased 9.4% in the first quarter of 2004, as compared to the first quarter of 2003. Such increases in subscription units are due in part to new affiliation agreements between Starz Encore and certain multichannel video program distributors. Under these new affiliation agreements, Starz Encore has obtained benefits such as more favorable channel positioning and increased co-operative marketing commitments. Starz Encore is negotiating with its other multichannel video programming distributors to obtain similar channel positioning and increased co-operative marketing commitments. However, no assurance can be given that these negotiations will be successful. As noted above, the increase in subscription units is due primarily to subscription units for the Thematic Multiplex service, which has a lower subscription rate than other Starz Encore services. Comcast, DirecTV and Echostar Communications generated 23.8%, 23.6% and 10.9%, respectively, of Starz Encore's revenue for the three months ended March 31, 2004.

    Starz Encore's subscription units at March 31, 2004 and December 31, 2003 are presented in the table below.

                                                              SUBSCRIPTIONS
                                                        --------------------------
                                                        MARCH 31,    DECEMBER 31,
SERVICE OFFERING                                           2004          2003
----------------                                        ----------   -------------
                                                               IN MILLIONS
Thematic Multiplex....................................     115.2         111.4
Encore................................................      21.9          21.9
Starz!................................................      12.3          12.3
Movieplex.............................................       4.9           5.4
                                                           -----         -----
                                                           154.3         151.0
                                                           =====         =====

    At March 31, 2004, cable, direct broadcast satellite, and other distribution represented 64.7%, 34.0% and 1.3%, respectively, of Starz Encore's total subscription units.

    Starz Encore's operating expenses increased $40 million or 41.8% for the three months ended March 31, 2004, as compared to the corresponding prior year. Such increase is due primarily to increases in programming costs, which increased from $94 million in 2003 to $127 million in 2004. In addition, in the first quarter of 2003, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million.

    Starz Encore estimates that its 2004 programming expense will increase between $170 million and $190 million over amounts expensed in 2003. In addition, Starz Encore expects that programming costs in 2005 will exceed the 2004 costs by approximately $125 million to $175 million. Such increases are based on increases in the expected box office performance of movie titles that will become available to Starz Encore during these periods through its output arrangements with various movie studios. In addition, Starz Encore expects a higher cost per title due to a new rate card for movie titles under certain of its license agreements that are effective for movies made available to Starz Encore in 2004 and thereafter and amortization of deposits previously made under the output agreements. In 2004, Starz Encore is not expected to generate increases in revenue or reductions in other costs sufficient to fully offset these programming cost increases. Accordingly, these increased programming costs are expected to result in a reduction to Starz Encore's operating income in 2004. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Encore and their ultimate box office performance.

Accordingly, the actual amount of cost increases experienced by Starz Encore may differ from the amounts noted above.

    Starz Encore's selling, general and administrative expenses increased
$1 million or 4.4% during 2004, as compared to the corresponding prior year. Such increase is due primarily to an increase in sales and marketing expenses partially offset by a decrease in bad debt expense. As noted above, Starz Encore has entered into new affiliation agreements with certain multichannel television distributors. Consequently, Starz Encore anticipates that its 2004 co-operative promotions and its sales and marketing expenses will continue to be higher than in 2003.

    Starz Encore has granted phantom appreciation rights to certain of its officers and employees. Compensation relating to the phantom appreciation rights has been recorded based upon the fair value of Starz Encore. The amount of expense associated with the phantom appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Encore.

    DISCOVERY. Discovery's revenue increased 23.4% for the three months ended March 31, 2004, as compared to the corresponding period in the prior year. The revenue increase was driven by a 23.3% increase in net advertising revenue and a 24.2% increase in net affiliate revenue. The increase in advertising revenue is primarily due to increased audience delivery and ratings at most of the domestic networks. Affiliate revenue increased due to subscriber growth combined with subscribers moving from free preview status to paying subscribers at the developing domestic networks.

    Discovery's operating expenses increased 6.1%. Such increases were due primarily to a 16.2% increase in programming costs associated with Discovery's continued investment in newer and more dramatic programming. These increases were offset by reduced operating costs at the consumer products division associated with the closure of unprofitable stores and other cost saving initiatives. Discovery's SG&A expenses increased 32.9% due primarily to increased marketing initiatives and increased personnel costs at the domestic division combined with unfavorable exchange rate fluctuations at the international networks.

    COURT TV. Court TV's revenue increased 13.0% for the three months ended March 31, 2004, as compared to the corresponding period in the prior year. The increase is due to a 15.0% increase in affiliate revenue and a 9.9% increase in advertising revenue. Advertising revenue increased as a result of a 7.9% increase in subscribers combined with a 5.4% increase in the important
18-49 year old rating demographic. The subscriber increase also drove the increase in affiliate revenue.

    Court TV's operating expenses, which are comprised primarily of programming costs, increased 11.1%. The increase in programming costs is due to continued investment in original and alternative programming. Court TV's SG&A expenses increased 59.7%. This increase is due to increased consumer marketing and other promotional costs over the prior year as well as increased overhead resulting from the growth of the business. As a percentage of revenue, SG&A expenses increased from 30.2% in the first quarter of 2003 to 43.1% in comparable period of 2004, primarily due to the increased marketing and promotional costs discussed above.

    GSN. GSN's revenue increased 16.7% for the three months ended March 31, 2004, as compared to the corresponding period in the prior year. This increase is due to a 12.9% increase in advertising revenue and a 22.9% increase in net affiliate revenue. Affiliate revenue increased due to 6.6% growth in subscribers combined with modest rate increases. A decrease in launch support amortization as a percentage of gross affiliate revenue also contributed to the overall growth in net affiliate revenue. Advertising revenue increased due to an improved audience delivery resulting from the subscriber growth combined with a small increase in advertising rates.

    GSN's operating expenses, which are comprised primarily of programming costs, increased 18.1% but were fairly consistent as a percentage of revenue. The increase in operating costs is primarily due to continued investments in programming. GSN's SG&A expenses increased 11.5% as compared to the corresponding period in the prior year. As a percentage of revenue, SG&A expenses decreased from 57.9% in the first quarter of 2003 to 55.2% in 2004. The increase in SG&A is due primarily to increased marketing costs associated with rebranding the business and promotion of certain programs.

    OTHER. Included in the Networks Group consolidated subsidiaries is Maxide Acquisition, Inc. (d/b/ a DMX Music), which is principally engaged in programming, distributing, and marketing digital and analog music services to homes and businesses. Operating results for our other Networks consolidated subsidiaries were fairly consistent during 2004 and 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

    CORPORATE

    Although our sources of funds include our available cash balances, net cash from operating activities, and dividend and interest receipts, historically we have been dependent upon our financing activities, proceeds from asset sales and monetization of our public investment portfolio, including derivative instruments, to generate sufficient cash resources to meet our cash requirements and planned commitments. With the 2003 repayment of the bank debt of our wholly-owned subsidiaries and our acquisition of the controlling interest in QVC, we expect the cash generated by the operating activities of our privately-owned subsidiaries to be an additional source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. During the first quarter of 2004 we also received cash proceeds of $512 million upon the sale of assets and the settlement of financial instruments related to certain of our available-for-sale securities.

    Our uses of cash in recent years include investments in and advances to affiliates and debt repayments. In this regard, our investments in and advances to cost and equity method affiliates aggregated $917 million and $67 million, respectively, during the three months ended March 31, 2004. Included in the foregoing amounts is $907 million invested in News Corp.

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

    Our liquidity needs in 2004 include an approximate $1.0 billion reduction in our corporate indebtedness pursuant to our debt reduction plan, as well as continued funding of our existing investees as they develop and expand their businesses. We currently anticipate such cash investments to aggregate
$300 million to $350 million for the remainder of 2004, the majority of which relates to our International Group. We may also invest additional amounts in new or existing ventures. However, we are unable to quantify such investments at this time. We also expect our subsidiaries to spend approximately $755 million for capital expenditures in 2004, including $415 million by UGC and $180 million by QVC, which amounts we expect to be funded by the cash flows of the respective subsidiary.

    We expect that these investing and financing activities will be funded with a combination of cash on hand, cash provided by operating activities, proceeds from equity collar expirations and dispositions of non-strategic assets. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of $265 million in 2004, $1,014 million in 2005, $398 million in 2006, $389 million in 2007, $405 million in 2008, and $4,714 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of March 31, 2004, such borrowing capacity aggregated approximately $6,075 million.

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

    Based on currently available information, we expect to receive approximately $150 million in dividend and interest income during the year ended December 31, 2004. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $750 million during the year ended
December 31, 2004, of which approximately $460 million relates to parent company debt.

    SUBSIDIARIES

    At March 31, 2004, Starz Encore had no amounts outstanding and $325 million available pursuant to its bank credit facility. This bank credit facility contains provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by Starz Encore. Starz Encore's ability to borrow the unused capacity under its bank credit facility is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing. At March 31, 2004, our subsidiary that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks have entered into a forbearance agreement whereby the banks have agreed to forbear from exercising certain default-related remedies against the subsidiary. The forbearance agreement originally expired on March 31, 2004, but has been extended to June 15, 2004. The outstanding balance of the subsidiary's bank facility was $89 million at March 31, 2004.

    UGC. UGC completed a rights offering in February 2004 and received net cash proceeds of $1.02 billion. Subsequent to March 31, 2004, UGC completed the sale of euro 500 million 1 3/4% Convertible Senior Notes due April 15, 2024. These notes will be convertible into shares of UGC Class A common stock at an initial conversion price of euro 9.7561 per share, which was equivalent to a conversion price of $12.00 per share on the date of issuance. UGC plans to use the proceeds from the rights offering and issuance of its Convertible Senior Notes for
(1) its proposed acquisition of French cable operator, Noos, (2) the repayment of indebtedness under the UGC Europe Distribution Bank Facility and (3) general corporate purposes. UGC believes that its existing cash, cash from operating activities and availability under its existing credit facilities is adequate to fund its current and long-term liquidity, capital and acquisition needs.

    At March 31, 2004, UGC's debt is comprised of $3,584 million borrowed by a subsidiary of UGC pursuant to its UPC Distribution Bank Facility and $294 million of other UGC subsidiary debt. The UPC Distribution Bank Facility provides for borrowings under four different tranches aggregating euro
3,500 million ($4,095 million at March 31, 2004) at interest rates equal to EURIBOR or LIBOR plus an applicable spread. Three of the tranches are reducing term loans, which require repayment beginning in June 2004, and the fourth tranche is a reducing revolving loan, which requires repayment beginning in June 2006. The UPC Distribution Bank Facility is secured by the assets of most of UGC's majority-owned European cable operating companies and contains certain financial covenants and restrictions regarding payment of dividends, ability to incur additional indebtedness, disposition of assets, mergers and affiliated transactions.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available at March 31, 2004 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2004 is payable as follows:
$196 million in 2004 and $58 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at March 31, 2004. Starz Encore's estimate of amounts payable under these agreements is as follows: $408 million in 2004; $354 million in 2005;
$146 million in 2006; $112 million in 2007; $107 million in 2008 and $233 million thereafter.

    Starz Encore is also obligated to pay fees for films that are released by certain producers through 2010 when these films meet certain criteria described in the studio output agreements. The actual contractual amount to be paid under these agreements is not known at this time. However, such amounts are expected to be significant. Starz Encore's total film rights expense aggregated
$127 million and $94 million for the three months ended March 31, 2004 and 2003, respectively.

    In addition to the foregoing contractual film obligations, two motion picture studios that have output contracts with Starz Encore through 2006 and 2010, respectively, have the right to extend their contracts for an additional three years. If the first studio elects to extend its contract, Starz Encore has agreed to pay the studio $60 million within five days of the studio's notice to extend. The studio is required to exercise its option by December 31, 2004. Subsequent to March 31, 2004, the studio exercised its option, and Starz Encore made the $60 million payment. If the second studio elects to extend its contract, Starz Encore has agreed to pay the studio a total of $190 million in four annual installments of $47.5 million. The studio is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to the studios would be amortized ratably over the term of the respective output agreement extension.

    Liberty guarantees Starz Encore's film licensing obligations under certain of its studio output agreements. At March 31, 2004, Liberty's guarantee for studio output obligations for films released by such date aggregated
$857 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    At March 31, 2004, we guaranteed Y14.4 billion ($138 million) of the bank debt of J-COM, an equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, we have agreed to fund up to Y10 billion ($96 million at March 31, 2004) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004.

    We have also guaranteed various leases, loans, notes payable, letters of credit and other obligations of certain other affiliates. At March 31, 2004, the Guaranteed Obligations aggregated approximately $176 million and are not reflected in our balance sheet at March 31, 2004. Currently, we are not certain of the likelihood of being required to perform under such guarantees.

    There were no significant changes to our aggregate contractual obligations during the three months ended March 31, 2004, except for the addition of such obligations related to UGC. UGC's contractual obligations at March 31, 2004 include debt payments, lease obligations, programming obligations and other commitments and aggregated $486 million for 2005; $304 million for 2006;
$413 million for 2007; $679 million for 2008; $836 million for 2009 and $1,647 million thereafter.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of March 31, 2004, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,401 million, which had a weighted average stated interest rate of 4.85%. Our variable rate debt of $7,501 million had a weighted average interest rate of 4.45% at March 31, 2004. Had market interest rates been 100 basis points higher (representing an approximate 22% increase over our variable rate debt effective cost of borrowing) throughout the three months ended March 31, 2004, we would have recognized approximately
$19 million of additional interest expense.

    We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, put spread collars, narrow-band collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide us with a put option that gives us the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases we receive cash equal to the difference between such fair values.

    Put spread collars provide us and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require us to purchase the underlying securities at a price that is lower than the Company Put Price. The inclusion of the secondary put option allows us to secure a higher call option price while maintaining net zero cost to enter into the collar. However, the inclusion of the secondary put exposes us to market risk if the underlying security trades below the put spread price and may restrict our ability to borrow against the derivative.

    Among other factors, changes in the market prices of the securities underlying the AFS Derivatives affect the fair market value of the AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our AFS Derivatives would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our statement of operations.

                                                                  ESTIMATED AGGREGATE FAIR VALUE
                                                     --------------------------------------------------------
                                                       EQUITY     PUT SPREAD     PUT        CALL
                                                     COLLARS(1)    COLLARS     OPTIONS    OPTIONS     TOTAL
                                                     ----------   ----------   --------   --------   --------
                                                                       AMOUNTS IN MILLIONS
Fair value at March 31, 2004.......................    $2,945         289        (823)      (22)      2,389
5% increase in market prices.......................    $2,772         288        (792)      (27)      2,241
10% increase in market prices......................    $2,599         286        (762)      (32)      2,091
5% decrease in market prices.......................    $3,118         290        (853)      (17)      2,538
10% decrease in market prices......................    $3,291         290        (885)      (13)      2,683

------------------------

(1) Includes narrow-band collars.

    At March 31, 2004, the fair value of our available-for-sale securities was $21,430 million. Had the market price of such securities been 10% lower at March 31, 2004, the aggregate value of such securities would have been $2,143 million lower resulting in an increase to unrealized losses in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above. Had the stock price of our publicly traded investments accounted for using the equity method been 10% lower at March 31, 2004, there would have been no impact on the carrying value of such investments assuming that the decline in value is deemed to be temporary.

    Investments in and advances to our foreign affiliates are denominated in foreign currencies. Therefore, we are exposed to changes in foreign currency exchange rates. We do not hedge the majority of our foreign currency exchange risk because of the long-term nature of our interests in foreign affiliates. However, in order to reduce our foreign currency exchange risk related to our investment in J-COM, we have entered into forward sale contracts with respect to Y20,802 million ($199 million at March 31, 2004). In addition to the forward sale contracts, we have entered into collar agreements with respect to Y38,785 million ($372 million at March 31, 2004). These collar agreements have a weighted average remaining term of approximately one year, an average call price of 104 yen/ U.S. dollar and an average put price of 121 yen/U.S. dollar. During the three months ended March 31, 2004, we had unrealized losses of $9 million related to our yen contracts. We continually evaluate our foreign currency exposure based on current market conditions and the business environment in each country in which we operate.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At March 31, 2004, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $337 million ($205 million of which related to our senior notes and debentures). As of such date, we had posted cash collateral equal to $52 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $285 million.

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

    Our derivative instruments are executed with counterparties who are well known major financial institutions with high credit ratings. While we believe these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect ourselves against credit risk associated with these counterparties we generally:

    - execute our derivative instruments with several different counterparties, and

    - execute equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A-and/or Moody's rating of A3.

    Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    EXCITE@HOME. In 2000, certain of UGC's subsidiaries, including UPC, pursued a transaction with Excite@Home, which if completed, would have merged chello broadband with Excite@Home's international broadband operations to form a European Internet business. The transaction was not completed, and discussions between the parties ended in late 2000. On November 3, 2003, UGC received a complaint filed on September 26, 2003 by Frank Morrow, on behalf of the General Unsecured Creditors' Liquidating Trust of At Home in the United States Bankruptcy Court for the Northern District of California, styled as IN RE AT HOME CORPORATION, FRANK MORROW V. UNITEDGLOBALCOM, INC. ET AL. (Case
No. 01-32495-TC). In general, the complaint alleges breach of contract and fiduciary duty by UGC and Old UGC, Inc. (formerly known as UGC Holdings, Inc., now a wholly owned subisidiary of UGC). Old UGC has commenced bankruptcy proceedings, and this action has been stayed by the Bankruptcy Court in the bankruptcy proceeding. The plaintiff has filed a claim in the bankruptcy proceedings of approximately $2.2 billion. UGC denies the material allegations and intends to defend the litigation vigorously.

ITEM 2. CHANGES IN SECURITIES

    On March 3, 2004, Liberty issued 105,401,365 shares of Series A common stock to the estate and family (the "Magness Group") of the late founder of the former parent of Liberty in exchange for 96,037,690 shares of Series B common stock owned by the Magness Group. The issuance was made in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended, which provides an exemption for any security exchanged by an issuer with existing security holders where no direct or indirect remuneration is paid for soliciting such exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       31.1 Rule 13a-14(a)/15d-14(a) Certification.

       31.2 Rule 13a-14(a)/15d-14(a) Certification.

       31.3 Rule 13a-14(a)/15d-14(a) Certification.

       32  Section 1350 Certification

    (b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                                                      ITEM           FINANCIAL
DATE FILED OR FURNISHED                             REPORTED      STATEMENTS FILED
-----------------------                          --------------   ----------------
March 1, 2004*                                       Item 9          None.

March 15, 2004*                                  Items 9 and 12      None.

------------------------

* These Reports on Form 8-K or portions of these Reports on Form 8-K were "furnished" to the Securities and Exchange Commission, and are not to be deemed (1) "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by Liberty under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA CORPORATION

Date: May 10, 2004                                     By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: May 10, 2004                                     By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: May 10, 2004                                     By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1 Rule 13a-14(a)/15d-14(a) Certification.

31.2 Rule 13a-14(a)/15d-14(a) Certification.

31.3 Rule 13a-14(a)/15d-14(a) Certification.

32  Section 1350 Certification