Form 10-Q
period 2004-06-30
LIBERTY MEDIA CORP /DE/
filed 2004-08-09
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of July 30, 2004 was:

                Series A common stock 2,678,090,793 shares; and
                   Series B common stock 121,062,825 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2004          2003*
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 1,968        3,050
  Short-term investments....................................        38          265
  Trade and other receivables, net..........................     1,151        1,085
  Inventory, net............................................       658          588
  Prepaid expenses and program rights.......................       591          531
  Derivative instruments (note 7)...........................       448          543
  Other current assets......................................       172          104
                                                               -------       ------
    Total current assets....................................     5,026        6,166
                                                               -------       ------
Investments in available-for-sale securities and other cost
  investments (note 5)......................................    20,204       19,499
Long-term derivative instruments (note 7)...................     2,854        3,247
Investments in affiliates, accounted for using the equity
  method, and related receivables...........................     3,669        3,614

Property and equipment, at cost.............................     2,053        1,948
Accumulated depreciation....................................      (650)        (538)
                                                               -------       ------
                                                                 1,403        1,410
                                                               -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 6).........................................     8,972        8,911
  Trademarks................................................     2,385        2,385
                                                               -------       ------
                                                                11,357       11,296
                                                               -------       ------

Intangible assets subject to amortization...................     5,708        5,666
Accumulated amortization....................................      (960)        (732)
                                                               -------       ------
                                                                 4,748        4,934
                                                               -------       ------

Other assets, at cost, net of accumulated amortization......       605          532
Assets of discontinued operations (note 4)..................        --        3,551
                                                               -------       ------
    Total assets............................................   $49,866       54,249
                                                               =======       ======

* See note 4.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2004          2003*
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    457           410
  Accrued liabilities.......................................     1,153         1,073
  Accrued stock compensation................................       185           190
  Program rights payable....................................       166           177
  Derivative instruments (note 7)...........................     1,031           854
  Current portion of debt...................................        93           104
                                                              --------      --------
    Total current liabilities...............................     3,085         2,808
                                                              --------      --------
Long-term debt (note 8).....................................     9,356         9,441
Long-term derivative instruments (note 7)...................     1,754         1,756
Deferred income tax liabilities.............................    10,632        10,686
Other liabilities...........................................       328           290
Liabilities of discontinued operations (note 4).............        --           133
                                                              --------      --------
    Total liabilities.......................................    25,155        25,114
                                                              --------      --------
Minority interests in equity of subsidiaries................       213           293
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --            --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,798,375,030 shares at June 30, 2004 and 2,669,835,166
    shares at December 31, 2003.............................        28            27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at
    June 30, 2004 and 217,100,515 shares at December 31,
    2003....................................................         1             2
  Additional paid-in-capital................................    34,769        39,001
  Accumulated other comprehensive earnings, net of taxes
    ("AOCE")................................................     3,522         3,247
  AOCE of discontinued operations (note 4)..................        --           (46)
  Unearned compensation.....................................       (82)          (98)
  Accumulated deficit.......................................   (13,615)      (13,291)
                                                              --------      --------
                                                                24,623        28,842
  Series B common stock held in treasury, at cost
    (10,000,000 shares in 2004).............................      (125)           --
                                                              --------      --------
    Total stockholders' equity..............................    24,498        28,842
                                                              --------      --------
Commitments and contingencies (note 11)
    Total liabilities and stockholders' equity..............  $ 49,866        54,249
                                                              ========      ========

* See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2004      2003*       2004      2003*
                                                              --------   --------   --------   --------
                                                                   AMOUNTS IN MILLIONS, EXCEPT PER
                                                                            SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,289        --      2,572         --
  Communications and programming services...................      558       473      1,070        953
                                                               ------     -----      -----      -----
                                                                1,847       473      3,642        953
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales-electronic retailing services...............      804        --      1,615         --
  Operating.................................................      435       266        853        513
  Selling, general and administrative ("SG&A")..............      230       127        441        247
  Stock compensation--SG&A (note 10)........................       10        42         11         52
  Depreciation and amortization.............................      186        83        371        178
                                                               ------     -----      -----      -----
                                                                1,665       518      3,291        990
                                                               ------     -----      -----      -----
    Operating income (loss).................................      182       (45)       351        (37)
Other income (expense):
  Interest expense..........................................     (150)     (126)      (301)      (225)
  Dividend and interest income..............................       28        51         73         78
  Share of earnings of affiliates, net......................       36        54         43         88
  Gains on dispositions of assets, net......................       13        27        231         93
  Realized and unrealized losses on financial instruments,
    net (note 7)............................................     (374)     (688)      (583)      (505)
  Nontemporary declines in fair value of investments........     (128)       (2)      (128)       (23)
  Other, net................................................       (5)       (1)        56         (6)
                                                               ------     -----      -----      -----
                                                                 (580)     (685)      (609)      (500)
                                                               ------     -----      -----      -----
    Loss from continuing operations before income taxes and
      minority interests....................................     (398)     (730)      (258)      (537)
Income tax benefit..........................................       91       256         25        176
Minority interests in losses (earnings) of subsidiaries.....       (5)       --         (5)        12
                                                               ------     -----      -----      -----
    Loss from continuing operations.........................     (312)     (474)      (238)      (349)
Earnings (loss) from discontinued operations, net of taxes
  (note 4)..................................................       (2)       10        (86)        17
                                                               ------     -----      -----      -----
    Net loss................................................   $ (314)     (464)      (324)      (332)
                                                               ======     =====      =====      =====
Earnings (loss) per common share (note 2):
  Basic and diluted loss from continuing operations.........   $ (.11)     (.17)      (.08)      (.13)
  Discontinued operations...................................       --        --       (.03)       .01
                                                               ------     -----      -----      -----
  Basic and diluted loss....................................   $ (.11)     (.17)      (.11)      (.12)
                                                               ======     =====      =====      =====
Weighted average common shares outstanding..................    2,917     2,684      2,910      2,687
                                                               ======     =====      =====      =====

* See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                   AMOUNTS IN MILLIONS, EXCEPT PER
                                                                            SHARE AMOUNTS
Net loss....................................................   $(314)      (464)      (324)      (332)
                                                               -----      -----       ----      -----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      (7)        15        (26)        15
  Unrealized gains on available-for-sale securities.........      11      2,749        387      2,459
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................      70        (22)       (35)        (7)
  Other comprehensive earnings (loss) from discontinued
    operations..............................................     (80)        27        (61)        25
                                                               -----      -----       ----      -----
  Other comprehensive earnings (loss).......................      (6)     2,769        265      2,492
                                                               -----      -----       ----      -----
Comprehensive earnings (loss)...............................   $(320)     2,305        (59)     2,160
                                                               =====      =====       ====      =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2004

                                                                                           AOCE
                                           COMMON STOCK        ADDITIONAL                  FROM
                           PREFERRED   ---------------------    PAID-IN                DISCONTINUED     UNEARNED     ACCUMULATED
                             STOCK     SERIES A    SERIES B     CAPITAL       AOCE      OPERATIONS    COMPENSATION     DEFICIT
                           ---------   ---------   ---------   ----------   --------   ------------   ------------   -----------
                                                                    AMOUNTS IN MILLIONS
Balance at January 1,
  2004...................  $    --        27             2       39,001      3,247          (46)          (98)         (13,291)
  Net loss...............       --        --            --           --         --           --            --             (324)
  Other comprehensive
    earnings (loss)......       --        --            --           --        326          (61)           --               --
  Issuance of Series A
    common stock in
    exchange for
    Series B common
    stock (note 9).......       --         1            (1)         125         --           --            --               --
  Issuance of Series A
    common stock for
    acquisition..........       --        --            --          152         --           --            --               --
  Distribution to
    stockholders for spin
    off of Liberty Media
    International (note
    4)...................       --        --            --       (4,512)       (51)         107            --               --
  Amortization of
    deferred
    compensation.........       --        --            --           --         --           --            16               --
  Other..................       --        --            --            3         --           --            --               --
                           ---------      --       ---------     ------      -----          ---           ---          -------
Balance at June 30,
  2004...................  $    --        28             1       34,769      3,522           --           (82)         (13,615)
                           =========      ==       =========     ======      =====          ===           ===          =======


                                          TOTAL
                           TREASURY   STOCKHOLDERS'
                            STOCK        EQUITY
                           --------   -------------
                             AMOUNTS IN MILLIONS
Balance at January 1,
  2004...................      --        28,842
  Net loss...............      --          (324)
  Other comprehensive
    earnings (loss)......      --           265
  Issuance of Series A
    common stock in
    exchange for
    Series B common
    stock (note 9).......    (125)           --
  Issuance of Series A
    common stock for
    acquisition..........      --           152
  Distribution to
    stockholders for spin
    off of Liberty Media
    International (note
    4)...................      --        (4,456)
  Amortization of
    deferred
    compensation.........      --            16
  Other..................      --             3
                             ----        ------
Balance at June 30,
  2004...................    (125)       24,498
                             ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004      2003*
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Cash flows from operating activities:
  Loss from continuing operations...........................  $  (238)      (349)
  Adjustments to reconcile loss from continuing operations
    to net cash provided (used) by operating activities:
    Depreciation and amortization...........................      371        178
    Stock compensation......................................       11         52
    Payments of stock compensation..........................       --        (54)
    Share of earnings of affiliates, net....................      (43)       (88)
    Gains on disposition of assets, net.....................     (231)       (93)
    Realized and unrealized losses on financial instruments,
     net....................................................      583        505
    Nontemporary declines in fair value of investments......      128         23
    Minority interests in earnings (losses) of
     subsidiaries...........................................        5        (12)
    Deferred income tax benefit.............................     (153)      (188)
    Other noncash charges, net..............................       33         33
    Changes in operating assets and liabilities, net of the
     effect of acquisitions:
      Receivables...........................................       60         23
      Inventory.............................................      (71)        --
      Prepaid expenses and other current assets.............     (187)       (60)
      Payables and other current liabilities................      180         (3)
                                                              -------     ------
      Net cash provided (used) by operating activities......      448        (33)
                                                              -------     ------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............      (21)       (65)
  Investments in and loans to cost investees................     (938)    (1,128)
  Cash paid for acquisitions................................     (127)        --
  Net sales (purchases) of short term investments...........      126       (728)
  Net proceeds from settlement of financial instruments.....      103        633
  Premium proceeds from origination of financial
    instruments.............................................       --        238
  Capital expended for property and equipment...............     (108)       (48)
  Cash proceeds from dispositions...........................      495        448
  Other investing activities, net...........................       (2)         5
                                                              -------     ------
      Net cash used by investing activities.................     (472)      (645)
                                                              -------     ------
Cash flows from financing activities:
  Borrowings of debt........................................       --      2,375
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............       --        406
  Repayments of debt........................................     (156)      (297)
  Repurchases of subsidiary common stock....................      (96)        --
  Proceeds from issuance of Liberty Series A common stock...       --        141
  Purchases of Liberty common stock.........................       --       (170)
  Other financing activities, net...........................       27        (49)
                                                              -------     ------
      Net cash provided (used) by financing activities......     (225)     2,406
                                                              -------     ------
      Net cash used by discontinued operations..............     (833)      (374)
                                                              -------     ------
      Net increase (decrease) in cash and cash
       equivalents..........................................   (1,082)     1,354
      Cash and cash equivalents at beginning of period......    3,050      2,164
                                                              -------     ------
      Cash and cash equivalents at end of period............  $ 1,968      3,518
                                                              =======     ======
Cash paid for interest......................................  $   255        186
                                                              =======     ======
Cash paid for income taxes..................................  $    35          2
                                                              =======     ======

* See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2004

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company", unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its majority and minority ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. In addition, companies in which Liberty owns interests are engaged in, among other things, (i) interactive commerce via the Internet, television and telephone, (ii) cable and satellite broadband services, and (iii) telephony and other technology ventures. Prior to June 7, 2004, Liberty was also engaged in international programming and broadband distribution of video, voice and data services. See note 4. Liberty, through its affiliated companies, operates in the United States, Europe and Asia.

    The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with (i) the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2003 and
(ii) Liberty's revised consolidated financial statements for the year ended December 31, 2003 included in its Current Report on Form 8-K filed on July 14, 2004.

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

(2) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share presents the dilutive effect on a per share basis of potential common shares as if they

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

had been converted at the beginning of the periods presented. Excluded from diluted earnings per share for the six months ended June 30, 2004, are
88.4 million potential common shares because their inclusion would be anti-dilutive.

(3) ACQUISITION OF CONTROLLING INTEREST IN QVC, INC. ("QVC")

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

    The following unaudited pro forma information for Liberty and its consolidated subsidiaries for the six months ended June 30, 2003 was prepared assuming the acquisition of QVC occurred on January 1, 2003. These pro forma amounts are not necessarily indicative of operating results that would have

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

occurred if the QVC acquisition had occurred on January 1, 2003 (amounts in millions, except per share amounts).

Revenue.....................................................   $3,116
Loss from continuing operations.............................   $ (313)
Net loss....................................................   $ (296)
Loss from continuing operations per common share............   $ (.11)

(4) SPIN OFF OF INTERNATIONAL GROUP

    On June 7, 2004 (the "Spin Off Date"), Liberty completed the spin off (the "Spin Off") of its wholly-owned subsidiary, Liberty Media International, Inc. ("Liberty Media International"), to its shareholders. Substantially all of the assets and businesses of Liberty Media International were attributed to Liberty's International Group segment. In connection with the Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received 0.05 of a share of Liberty Media International Series A common stock for each share of Liberty Series A common stock owned at 5:00 pm New York City time on the Record Date and 0.05 of a share of Liberty Media International Series B common stock for each share of Liberty Series B common stock owned at 5:00 pm New York City time on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the Spin Off.

    In addition to the assets in Liberty's International Group operating segment, Liberty also contributed certain monetary assets to Liberty Media International in connection with the Spin Off. These monetary assets consisted of $50 million in cash, 5 million American Depository Shares for preferred, limited voting ordinary shares of The News Corporation Limited ("News Corp.") and related derivatives, and a 99.9% economic interest in 345,000 shares of preferred stock of ABC Family Worldwide, Inc.

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect Liberty Media International as a discontinued operation. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of Liberty Media International have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive earnings (loss) and condensed consolidated statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements. Summarized combined financial information for Liberty Media International is provided in the table below. The May 31, 2004 balance sheet information includes the contribution of the monetary assets described above.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

COMBINED BALANCE SHEETS

                                                         MAY 31,    DECEMBER 31,
                                                         2004(1)        2003
                                                         --------   -------------
                                                           AMOUNTS IN MILLIONS
Cash...................................................  $ 1,819           13
Other current assets...................................      542           18
Equity investments.....................................    1,914        1,741
Cost investments.......................................    1,201          450
Property and equipment, net............................    3,221           98
Goodwill and franchise costs...........................    2,628          689
Deferred tax assets....................................       --          458
Other assets...........................................      468           84
                                                         -------        -----
  Total assets.........................................  $11,793        3,551
                                                         =======        =====
Current liabilities....................................  $ 1,170           83
Note payable to Liberty................................      117           --
Long-term debt.........................................    4,211           42
Deferred income tax liabilities........................      511           --
Other liabilities......................................      267            8
Minority interests.....................................    1,061           --
Equity.................................................    4,456        3,418
                                                         -------        -----
  Total liabilities and equity.........................  $11,793        3,551
                                                         =======        =====

COMBINED STATEMENTS OF OPERATIONS

                                                        FIVE MONTHS   SIX MONTHS
                                                           ENDED        ENDED
                                                          MAY 31,      JUNE 30,
                                                          2004(1)        2003
                                                        -----------   ----------
                                                          AMOUNTS IN MILLIONS
Revenue...............................................      $956           52
Operating, selling, general and administrative
  expenses............................................      (682)         (44)
Depreciation and amortization.........................      (368)          (7)
                                                            ----          ---
  Operating income (loss).............................       (94)           1
Other income (expense)................................       (54)          41
Income tax expense....................................       (30)         (25)
Minority interests....................................        92           --
                                                            ----          ---
  Net earnings (loss).................................      $(86)          17
                                                            ====          ===

------------------------

(1) Liberty Media International's financial position and results of operations for the five months ended May 31, 2004 include the results of operations of UnitedGlobalCom, Inc., which was consolidated beginning January 1, 2004.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

    Following the Spin Off, Liberty Media International and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin Off, Liberty Media International and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and Liberty Media International after the Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement, a Tax Sharing Agreement and a Short-Term Credit Facility.

    The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off and cross indemnities. Pursuant to the Facilities and Services Agreement, Liberty provides Liberty Media International with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. Liberty Media International reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Media International's allocable portion of facilities costs and costs associated with any shared services or personnel.

    Under the Tax Sharing Agreement, Liberty is generally responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes Liberty Media International or one of its subsidiaries, on the one hand, and Liberty or one of its subsidiaries, on the other hand, subject to certain limited exceptions. Liberty Media International will be responsible for all other taxes that are attributable to Liberty Media International or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that Liberty Media International will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, Liberty Media International has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the Spin Off from qualifying as a tax-free transaction.

    Pursuant to the Short-Term Credit Facility, Liberty has agreed to make loans to Liberty Media International from time to time up to an aggregate principal amount of $383 million. In addition, certain subsidiaries of Liberty Media International have notes payable to Liberty in the aggregate amount of $117 million. Such notes are included in trade and other receivables, net in the accompanying condensed consolidated balance sheet at June 30, 2004. The loans and subsidiary notes payable bear interest at 6% per annum, compounded semi-annually, and are due and payable no later than March 31, 2005.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                         JUNE 30,    DECEMBER 31,
                                                           2004          2003
                                                         ---------   -------------
                                                            AMOUNTS IN MILLIONS
The News Corporation Limited(1)........................   $ 8,466        7,633
Time Warner Inc. ......................................     3,009        3,080
InterActiveCorp........................................     4,173        4,697
Sprint Corporation.....................................     1,691        1,134
Motorola, Inc.(2)......................................     1,393        1,068
Viacom, Inc. ..........................................       542          674
Other available-for-sale equity securities.............       418          382
Other available-for-sale debt securities(3)............       389          918
Other cost investments and related receivables.........       161          178
                                                          -------       ------
                                                           20,242       19,764
  Less short-term investments..........................       (38)        (265)
                                                          -------       ------
                                                          $20,204       19,499
                                                          =======       ======

------------------------

(1) Certain of Liberty's News Corp. ADSs were contributed to Liberty Media International in connection with the Spin Off. See note 4.

(2) Includes $694 million and $533 million of shares pledged as collateral for share borrowing arrangements at June 30, 2004 and December 31, 2003, respectively.

(3) At June 30, 2004, other available-for-sale debt securities include
    $369 million of investments in third-party marketable debt securities held by Liberty parent and $20 million of such securities held by Liberty subsidiaries. At December 31, 2003, such investments aggregated
    $493 million and $26 million, respectively.

    Management estimates that the aggregate fair market value of all of its other cost investments approximated $466 million and $405 million at June 30, 2004 and December 31, 2003, respectively. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, discounted cash flow model, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investments.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below.

                                               JUNE 30, 2004           DECEMBER 31, 2003
                                          -----------------------   -----------------------
                                            EQUITY        DEBT         DEBT        EQUITY
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $6,334         13          5,739         41
Gross unrealized holding losses.........    $  (26)        --             --         --

(6) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

                                                          STARZ
                                                         ENCORE
                                               QVC      GROUP LLC    OTHER      TOTAL
                                             --------   ---------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2004.................   $3,889      1,383      3,639      8,911
  Acquisitions.............................       44         --         18         62
  Other....................................       (1)        --         --         (1)
                                              ------      -----      -----      -----
Balance at June 30, 2004...................   $3,932      1,383      3,657      8,972
                                              ======      =====      =====      =====

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $246 million and $85 million for the six months ended June 30, 2004 and 2003, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2004...........................................    $240
2005........................................................    $467
2006........................................................    $423
2007........................................................    $389
2008........................................................    $380

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                         JUNE 30,    DECEMBER 31,
TYPE OF DERIVATIVE                                         2004          2003
------------------                                       ---------   -------------
                                                            AMOUNTS IN MILLIONS
ASSETS
Equity collars.........................................   $ 2,904        3,358
Put spread collars.....................................       288          331
Other..................................................       110          101
                                                          -------        -----
                                                            3,302        3,790
Less current portion...................................      (448)        (543)
                                                          -------        -----
                                                          $ 2,854        3,247
                                                          =======        =====
LIABILITIES
Exchangeable debenture call option obligations.........   $   916          990
Put options............................................       783          772
Equity collars.........................................       336          293
Borrowed shares........................................       694          533
Other..................................................        56           22
                                                          -------        -----
                                                            2,785        2,610
Less current portion...................................    (1,031)        (854)
                                                          -------        -----
                                                          $ 1,754        1,756
                                                          =======        =====

    Realized and unrealized gains (losses) on financial instruments during the six months ended June 30, 2004 and 2003 are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $  70       (334)
Change in fair value of derivatives related to
  available-for-sale securities.............................    (633)      (188)
Change in fair value of other derivatives...................     (20)        17
                                                               -----       ----
  Realized and unrealized losses, net.......................   $(583)      (505)
                                                               =====       ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2004          2003
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes..............................................   $5,489         5,627
  Senior debentures.........................................    1,487         1,487
  Senior exchangeable debentures............................    2,265         2,227
                                                               ------         -----
                                                                9,241         9,341
Subsidiary debt.............................................      208           204
                                                               ------         -----
  Total debt................................................    9,449         9,545
Less current maturities.....................................      (93)         (104)
                                                               ------         -----
  Total long-term debt......................................   $9,356         9,441
                                                               ======         =====

    SUBSIDIARY DEBT

    At June 30, 2004, Starz Encore Group LLC ("Starz Encore") had no amounts outstanding and $325 million in unused availability under its bank credit facility. The bank credit facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facility requires the payment of fees of .2% per annum on the average unborrowed portion of the total commitment. Such fees were not significant for the six months ended June 30, 2004 and 2003. Starz Encore's ability to borrow the unused capacity noted above is dependent on its continuing compliance with these covenants at the time of, and after giving effect to, a requested borrowing.

    At June 30, 2004, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks had entered into a forbearance agreement whereby the banks agreed to forbear from exercising certain default-related remedies against the subsidiary. The forbearance agreement expired on June 15, 2004. Liberty and the subsidiary are currently considering options with respect to the DMX business and related financing including, but not limited to, a filing for bankruptcy protection and/or a sale of the assets of the subsidiary. The outstanding balance of the subsidiary's bank facility was $86 million at June 30, 2004, all of which is included in current portion of debt.

    Also included in subsidiary debt at June 30, 2004, is $97 million of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

fair value of Liberty's publicly traded debt securities at June 30, 2004 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $3,139
Floating Rate Notes.........................................   $2,508
Senior debentures...........................................   $1,726
Senior exchangeable debentures, including call option
  obligation................................................   $4,216

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at June 30, 2004.

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at June 30, 2004.............................  $ 9,449
Add:
  Unamortized issue discount on senior notes and
    debentures..............................................       22
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,363
                                                              -------
    Face amount at maturity.................................  $11,834
                                                              =======

(9) STOCKHOLDERS' EQUITY

    SHARES RESERVED FOR ISSUANCE

    As of June 30, 2004, there were 60.2 million shares of Liberty Series A common stock and 28.2 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    PURCHASES OF COMMON STOCK

    During the six months ended June 30, 2004, the Company acquired approximately 96.0 million shares of its Series B common stock from the estate and family of the late founder of Liberty's former parent in exchange for approximately 105.4 million shares of Liberty Series A common stock. Ten million of the acquired Series B shares have been accounted for as treasury stock in the accompanying condensed consolidated balance sheet, and the remaining Series B shares have been retired.

    On July 28, 2004, Liberty completed a transaction with Comcast pursuant to which Liberty redeemed 120.3 million shares of its Series A common stock held by Comcast in exchange for 100% of the stock of Encore ICCP, Inc., a wholly owned subsidiary of Liberty. At the time of the exchange, Encore ICCP held Liberty's 10% ownership interest in E! Entertainment Television, Liberty's 100% ownership interest in International Channel Networks, all of Liberty's rights, benefits and obligations under a TCI Music contribution agreement, and approximately
$545 million of cash. The transaction also resolved all litigation pending between Comcast and Liberty regarding the TCI Music contribution agreement, which Comcast inherited as part of its acquisition of AT&T Broadband in November of 2002.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

(10) STOCK BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and Series B common stock. In connection with the Spin Off and pursuant to the anti-dilution provisions of the Liberty Media Corporation 2000 Incentive Plan, the Liberty incentive plan committee determined to make adjustments to outstanding Liberty Awards. As of the Record Date, each outstanding Award held by (1) employees of Liberty Media International, (2) employees of Liberty in departments of Liberty that are expected to provide services to Liberty Media International pursuant to the Facilities and Services Agreement and (3) directors of Liberty were divided into
(A) an option to purchase shares of Liberty Media International common stock equal to the number of shares of Liberty Media International common stock that would have been issued in respect of the Award if such Award had been exercised in full immediately prior to the Record Date and (B) an Award to purchase shares of Liberty common stock equal to the same number of shares of Liberty common stock for which the outstanding Award is exercisable. The aggregate exercise price of each pre-Spin Off Award was allocated between the new LMC Award and the Liberty Media International Award. All other Awards were adjusted to increase the number of shares of Liberty common stock for which the Award was exercisable and to decrease the exercise price to reflect the distribution of Liberty Media International common stock in the Spin Off.

    Pursuant to the Reorganization Agreement Liberty is responsible for settlement of all Liberty Awards whether held by Liberty employees or Liberty Media International employees, and Liberty Media International is responsible for settlement of all Liberty Media International Awards whether held by Liberty employees or Liberty Media International employees. Liberty will continue to record compensation for all Liberty and Liberty Media International Awards held by Liberty employees. The compensation for Liberty Media International Awards will be reflected as an adjustment to additional paid-in capital in Liberty's statement of stockholders' equity.

    The Company accounts for compensation expense related to its Awards pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion
No. 25"). The Company's options and options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for options with tandem SARs is the same under APB Opinion No. 25 and Statement 123.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             -------------------------
                                                               2004             2003
                                                             --------         --------
                                                               AMOUNTS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                      AMOUNTS
Loss from continuing operations............................   $(238)            (349)
  Add stock compensation as determined under the intrinsic
    value method, net of taxes.............................       3               --
  Deduct stock compensation as determined under the fair
    value method, net of taxes.............................     (24)             (22)
                                                              -----             ----
Pro forma loss from continuing operations..................   $(259)            (371)
                                                              =====             ====
Basic and diluted loss from continuing operations per
  share:
  As reported..............................................   $(.08)            (.13)
  Pro forma................................................   $(.09)            (.14)

(11) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Encore, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz Encore at June 30, 2004 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2004 is payable as follows: $118 million in 2004 and $64 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at June 30, 2004. Starz Encore's estimate of amounts payable under these agreements is as follows: $245 million in 2004; $498 million in 2005; $161 million in 2006; $113 million in 2007; $108 million in 2008; and $233 million thereafter.

    In addition, Starz Encore is also obligated to pay fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company from 2004 through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment from 2005 through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to Starz Encore for exhibition 12 months after their theatrical release. The fees to be paid by Starz Encore are based on the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Encore is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

    In addition to the foregoing contractual film obligations, Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Encore would be required to pay Sony a total of $190 million in four annual installments of $47.5 million. Sony is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to Sony would be amortized ratably as programming expense over the term of the output agreement extension.

    GUARANTEES

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At June 30, 2004, Liberty's guarantee for obligations for films released by such date aggregated $808 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At June 30, 2004, Liberty has guaranteed Y14.4 billion ($134 million) of the bank debt of Jupiter Telecommunications, Co., Ltd. ("J-COM"), a former equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2004 to 2018. In addition, Liberty has agreed to fund up to an additional Y10 billion
($92 million at June 30, 2004) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004. Liberty's investment in J-COM was attributed to Liberty Media International in the Spin Off. In connection with the Spin Off, Liberty Media International has indemnified Liberty for any amounts Liberty is required to fund under these arrangements.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(12) OPERATING SEGMENTS

    Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty has organized its businesses into three Groups based upon each businesses' services or products: Interactive Group, Networks Group and Corporate and Other (which includes our Tech/Ventures assets). Liberty's chief operating decision maker and management team review the combined results of operations of each of these Groups (including consolidated subsidiaries and equity method affiliates), as well as the results of operations of each individual business in each Group.

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

    For the six months ended June 30, 2004, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

    INTERACTIVE GROUP

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

PERFORMANCE MEASURES

                                                                   SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------------------
                                                                  2004                   2003
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC.....................................................   $2,572       548        2,163       430
Ascent Media............................................      306        48          246        36
Other consolidated subsidiaries.........................      153        25          146        13
                                                           ------      ----       ------      ----
  Combined Interactive Group............................    3,031       621        2,555       479
Eliminate equity method affiliates......................       --        --       (2,163)     (430)
                                                           ------      ----       ------      ----
  Consolidated Interactive Group........................    3,031       621          392        49
                                                           ------      ----       ------      ----
NETWORKS GROUP
Starz Encore............................................      470       131          454       197
Discovery...............................................    1,115       320          917       241
Court TV................................................      109        28           95        27
GSN.....................................................       43         4           37        --
Other consolidated subsidiaries.........................      101         5           98         8
                                                           ------      ----       ------      ----
  Combined Networks Group...............................    1,838       488        1,601       473
Eliminate equity method affiliates......................   (1,267)     (352)      (1,049)     (268)
                                                           ------      ----       ------      ----
  Consolidated Networks Group...........................      571       136          552       205
                                                           ------      ----       ------      ----
Corporate and Other.....................................       40       (24)           9       (61)
                                                           ------      ----       ------      ----
Consolidated Liberty....................................   $3,642       733          953       193
                                                           ======      ====       ======      ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

BALANCE SHEET INFORMATION

                                                           JUNE 30, 2004          DECEMBER 31, 2003
                                                       ----------------------   ----------------------
                                                                  INVESTMENTS              INVESTMENTS
                                                        TOTAL         IN         TOTAL         IN
                                                        ASSETS    AFFILIATES     ASSETS    AFFILIATES
                                                       --------   -----------   --------   -----------
                                                                     AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC..................................................  $13,450          77       13,806          77
Ascent Media.........................................      824           4          741           4
Other consolidated subsidiaries......................      376          --          415          --
                                                       -------       -----       ------       -----
  Consolidated Interactive Group.....................   14,650          81       14,962          81
                                                       -------       -----       ------       -----
NETWORKS GROUP
Starz Encore.........................................    2,810          50        2,745          50
Discovery............................................    3,246          62        3,143          80
Court TV.............................................      250          --          272          --
GSN..................................................      115          --          101          --
Other consolidated subsidiaries......................      217           3          228           1
                                                       -------       -----       ------       -----
  Combined Networks Group............................    6,638         115        6,489         131
Eliminate equity method affiliates...................   (3,611)        (62)      (3,516)        (80)
                                                       -------       -----       ------       -----
  Consolidated Networks Group........................    3,027          53        2,973          51
                                                       -------       -----       ------       -----

Corporate and Other..................................   32,189       3,535       32,763       3,482
                                                       -------       -----       ------       -----

Discontinued operations..............................       --          --        3,551          --
                                                       -------       -----       ------       -----
Consolidated Liberty.................................  $49,866       3,669       54,249       3,614
                                                       =======       =====       ======       =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2004

                                  (UNAUDITED)

    The following table provides a reconciliation of consolidated segment operating cash flow to loss from continuing operations before income taxes and minority interests:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Consolidated segment operating cash flow....................   $ 733        193
Stock compensation..........................................     (11)       (52)
Depreciation and amortization...............................    (371)      (178)
Interest expense............................................    (301)      (225)
Share of earnings of affiliates.............................      43         88
Gains on dispositions of assets, net........................     231         93
Nontemporary declines in fair value of investments..........    (128)       (23)
Realized and unrealized losses on financial instruments,
  net.......................................................    (583)      (505)
Other, net..................................................     129         72
                                                               -----       ----
Loss from continuing operations before income taxes and
  minority interests........................................   $(258)      (537)
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

    - fluctuations in currency exchange rates and political unrest in international markets;

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

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with (i) our accompanying condensed consolidated financial statements and the notes thereto, (ii) our Annual Report on Form 10-K for the year ended December 31, 2003 and (iii) our revised consolidated financial statements for the year ended December 31, 2003 included in our Current Report on Form 8-K filed on July 14, 2004.

OVERVIEW

    We are a holding company that owns majority and minority interests in a broad range of electronic retailing, video programming, broadband distribution and other communications companies. In recent years we have shifted our corporate focus to the acquisition and exercise of control over our affiliated companies. A significant step in this process was our September 2003 acquisition of Comcast Corporation's approximate 56% ownership interest in QVC, Inc., which when combined with our previous 42% ownership interest, gave us over 98% control of QVC, and we now consolidate the financial position and results of operations of QVC. In the fourth quarter of 2003, to further align our corporate structure with our operating assets, we organized our businesses into four Groups:
Interactive Group, International Group, Networks Group and Corporate and Other.

    On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, Liberty Media International, Inc., to our shareholders. Substantially all of the assets and businesses of Liberty Media International were attributed to our International Group segment. In connection with the Spin Off, holders of our common stock on June 1, 2004 received 0.05 of a share of Liberty Media International Series A common stock for each share of Liberty Series A common stock owned at 5:00 pm New York City time on the Record Date and 0.05 of a share of Liberty Media International Series B common stock for each share of Liberty Series B common stock owned at 5:00 pm New York City time on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the Spin Off is deemed to have occurred on June 1, 2004, and we recognized no gain or loss in connection with the Spin Off.

    Our condensed consolidated financial statements and accompanying notes have been prepared to reflect Liberty Media International as a discontinued operation. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of Liberty Media International have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive earnings (loss) and condensed consolidated statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Our primary businesses in the Interactive Group are QVC and Ascent Media. In addition, we own approximately 20% of InterActiveCorp, which we account for as an available-for-sale security. In evaluating the prospects and risks for QVC, our 2004 goals include continued international expansion by increasing (1) the number of customers who have access to and use our service and (2) the average sales per customer. In addition we hope to find new opportunities for domestic growth, including increasing Internet sales.

    Our primary businesses in the Networks Group are Starz Encore, Discovery, Court TV and GSN. In addition we own American Depository Shares representing approximately 17% of the shares, including shares that represent approximately 9% of the voting power, of The News Corporation Limited, which we account for as an available-for-sale security. We view the development of digital and interactive services, our ability to expand these networks and increase international distribution, and our ability to increase advertising rates relative to broadcast networks and other cable networks as key opportunities for growth in the coming months and years. We face several key obstacles in our attempt to meet these goals, including: continued consolidation in the broadband and satellite distribution industries, which could make the negotiation of favorable distribution contracts more difficult; the impact on viewer habits of new technologies such as video on demand and personal video recorders; and alternative movie and programming sources.

    Certain of our subsidiaries and affiliates are dependent on the entertainment industry for entertainment, educational and informational programming. In addition, a significant portion of the revenue of certain of our affiliates is generated by the sale of advertising on their networks. A downturn in the economy could reduce (i) the development of new television and motion picture programming, thereby adversely impacting their supply of service offerings; (ii) consumer disposable income and consumer demand for their products and services; and (iii) the amount of resources allocated for network and cable television advertising by major corporations.

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

    Also included in our Corporate and Other Group are our Tech/Ventures assets, which include our consolidated subsidiary True Position, Inc., as well as minority stakes in Net2Phone, Inc., WildBlue Communications, Inc., and IDT Corporation. True Position provides equipment and technology that provide location-based services to wireless users. Net2Phone is a provider of voice and enhanced telecommunication services throughout the world, including cable telephony services. It utilizes Voice over Internet Protocol (VoIP) technology to transmit digital voice communications over managed data networks and the Internet. WildBlue Communications is a start-up company that intends to provide Internet and data services via satellite to residential and small business customers. IDT Corporation, an AFS investment, is a multinational communications company whose primary offerings are prepaid debit and rechargeable calling cards, wholesale telecommunications carrier services and consumer telephone services.

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

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
Interactive Group...........................................   $1,528      198       3,031        392
Networks Group..............................................      289      275         571        552
Corporate and Other.........................................       30       --          40          9
                                                               ------      ---       -----       ----
  Consolidated revenue......................................   $1,847      473       3,642        953
                                                               ======      ===       =====       ====
OPERATING CASH FLOW (DEFICIT)
Interactive Group...........................................   $  318       27         621         49
Networks Group..............................................       65       94         136        205
Corporate and Other.........................................       (5)     (41)        (24)       (61)
                                                               ------      ---       -----       ----
  Consolidated operating cash flow..........................   $  378       80         733        193
                                                               ======      ===       =====       ====
OPERATING INCOME (LOSS)
Interactive Group...........................................   $  156      (15)        297        (48)
Networks Group..............................................       44       49          92        134
Corporate and Other.........................................      (18)     (79)        (38)      (123)
                                                               ------      ---       -----       ----
  Consolidated operating income (loss)......................   $  182      (45)        351        (37)
                                                               ======      ===       =====       ====

    REVENUE. Our consolidated revenue increased $1,374 million and $2,689 million for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are due primarily to our acquisition of a controlling interest in QVC, which recognized $1,289 million and $2,572 million of revenue during the three and six months ended June 30, 2004. In addition, Ascent Media Group's revenue increased
$37 million and $60 million for the three and six months ended June 30, 2004, respectively. See "OPERATING RESULTS BY BUSINESS GROUP" below for a more complete discussion of these fluctuations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures applied on a Group by Group basis to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation and impairments of long-lived assets that are included in the measurement of operating income pursuant to general accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Loss From Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $298 million and $540 million during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. This is due primarily to our acquisition of a controlling interest in QVC, which contributed $278 million and $548 million, respectively, to our consolidated Operating Cash Flow. These increases were partially offset by a decrease in our Networks Group, which resulted primarily from Starz Encore's higher programming costs.

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

    DEPRECIATION AND AMORTIZATION. The increase in depreciation in 2004 is due to increases in our depreciable asset base resulting from (1) the consolidation of QVC and (2) capital expenditures. The increase in amortization in 2004 is due primarily to the consolidation of QVC and amortization of the related intangible assets.

    OPERATING INCOME. Consolidated operating income increased $227 million and $388 million for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are due primarily to our consolidation of QVC in 2003 and a decrease in our stock compensation in 2004.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was $301 million and $225 million, for the six months ended June 30, 2004 and 2003, respectively. The increase is due to interest on the debt we issued to acquire a controlling interest in QVC ($53 million) and an increase in the accretion of our exchangeable debentures ($19 million).

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $73 million and $78 million for the six months ended June 30, 2004 and 2003, respectively. Interest and dividend income for the six months ended June 30, 2004 was comprised of interest income earned on invested cash ($17 million), dividends on News Corp. American Depository Shares ($19 million), dividends on ABC Family Worldwide preferred stock ($13 million), and other ($24 million). In connection with the Spin Off, we contributed our economic interest in the ABC Family Worldwide preferred stock to Liberty Media International. Accordingly, this will not be a source of dividend income for us in the future.

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. A summary of our share of earnings of affiliates is included below:

                                                                          SIX MONTHS
                                                        PERCENTAGE           ENDED
                                                       OWNERSHIP AT        JUNE 30,
                                                         JUNE 30,     -------------------
                                                           2004         2004       2003
                                                       ------------   --------   --------
                                                                            AMOUNTS
                                                                          IN MILLIONS
Discovery............................................          50%      $37         12
QVC..................................................           *        --         75
Other................................................     Various         6          1
                                                          -------       ---         --
                                                                        $43         88
                                                                        ===         ==

------------------------

*   No longer an equity affiliate

    See "OPERATING RESULTS BY BUSINESS GROUP" below for a discussion of our more significant equity method affiliates.

    GAINS ON DISPOSITIONS. Our gains on dispositions in 2004 resulted primarily from our dispositions of certain available-for-sale securities. The gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $  70       (334)
Change in fair value of derivatives related to
  available-for-sale securities.............................    (633)      (188)
Change in fair value of other derivatives...................     (20)        17
                                                               -----       ----
Total realized and unrealized gains (losses), net...........   $(583)      (505)
                                                               =====       ====

    INCOME TAXES.  Our effective tax rate was 9.7% for the six months ended
June 30, 2004 and was 32.8% for the six months ended June 30, 2003. Our 2004 tax benefit includes state and foreign tax expense, which partially offset our federal tax benefit. The effective tax rate in 2003 differed from the U.S. Federal income tax rate of 35% primarily due to state and local taxes.

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

    INTERACTIVE GROUP

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
QVC(1)......................................................   $1,289      1,101     2,572       2,163
Ascent Media................................................      160        123       306         246
Other consolidated subsidiaries.............................       79         75       153         146
                                                               ------     ------     -----      ------
  Combined Interactive Group revenue........................    1,528      1,299     3,031       2,555
Eliminate revenue of equity method affiliates(1)............       --     (1,101)       --      (2,163)
                                                               ------     ------     -----      ------
  Consolidated Interactive Group revenue....................   $1,528        198     3,031         392
                                                               ======     ======     =====      ======
OPERATING CASH FLOW
QVC(1)......................................................   $  278        219       548         430
Ascent Media................................................       26         17        48          36
Other consolidated subsidiaries.............................       14         10        25          13
                                                               ------     ------     -----      ------
  Combined Interactive Group operating cash flow............      318        246       621         479
Eliminate operating cash flow of equity method
  affiliates(1).............................................       --       (219)       --        (430)
                                                               ------     ------     -----      ------
  Consolidated Interactive Group operating cash flow........   $  318         27       621          49
                                                               ======     ======     =====      ======
OPERATING INCOME (LOSS)
QVC(1)......................................................   $  164        185       317         365
Ascent Media................................................        5         (2)       11           1
Other consolidated subsidiaries.............................      (13)       (13)      (31)        (49)
                                                               ------     ------     -----      ------
  Combined Interactive Group operating income...............      156        170       297         317
Eliminate operating income of equity method affiliates(1)...       --       (185)       --        (365)
                                                               ------     ------     -----      ------
  Consolidated Interactive Group operating income (loss)....   $  156        (15)      297         (48)
                                                               ======     ======     =====      ======

------------------------

(1) QVC was an equity method affiliate until September 2003 when it became a consolidated subsidiary.

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs. In the United States, the programs are aired through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts live 19 hours a day. In October 2003, QVC-Germany increased its daily broadcast time from 19 hours to

24 hours; and in May 2004, QVC-Japan increased its daily broadcast time from 17 hours to 24 hours. As more fully described in note 3 to the accompanying condensed consolidated financial statements, we acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and we have consolidated QVC's results of operations since that date. Accordingly, increases in the Interactive Group's revenue and expenses for the three and six months ended June 30, 2004 are primarily the result of the September 2003 acquisition of a controlling interest in QVC.

    The following discussion describes QVC's results of operations for the three and six months ended June 30, 2004 and 2003. Depreciation and amortization for periods prior and subsequent to our acquisition of Comcast's interest in QVC are not comparable due to the effects of purchase accounting.

                                                   THREE MONTHS
                                                       ENDED           SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2004       2003       2004       2003
                                                --------   --------   --------   --------
                                                           AMOUNTS IN MILLIONS
Net revenue...................................   $1,289     1,101       2,572      2,163
Cost of sales.................................     (804)     (697)     (1,615)    (1,370)
                                                 ------     -----      ------     ------
  Gross profit................................      485       404         957        793
Operating expenses............................     (114)     (104)       (228)      (206)
SG&A expenses.................................      (93)      (81)       (181)      (157)
Stock compensation............................       (8)       --         (17)        --
Depreciation and amortization.................     (106)      (34)       (214)       (65)
                                                 ------     -----      ------     ------
  Operating income............................   $  164       185         317        365
                                                 ======     =====      ======     ======

    Net revenue for the three and six months ended June 30, 2004 and 2003 includes the following revenue by geographical area:

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $  930       862      1,862      1,710
QVC-UK.........................................      109        83        221        162
QVC-Germany....................................      152       100        307        195
QVC-Japan......................................       98        56        182         96
                                                  ------     -----      -----      -----
Consolidated...................................   $1,289     1,101      2,572      2,163
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 17.1% and 18.9% during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year. The three month increase was driven by a 15.5% increase in the number of units shipped from 27.8 million in 2003 to
32.1 million in 2004. During the six months ended June 30, 2004, the number of units shipped aggregated 63.3 million, as compared to 54.1 million for the corresponding prior year period. Average sales per subscriber increased in each of QVC's markets for both periods. In addition, returns as a percent of gross product revenue decreased from 18.7% to 17.3% for the three months ended
June 30, 2004 and from 18.7% to 17.9% for the six months ended June 30, 2004. These increases in net revenue were partially offset by decreases in average sale price per unit in all markets except QVC-UK due to purchases of lower priced home items and a shift in product mix to lower priced apparel and accessories. Each of QVC's international markets added subscribers in 2004. The number of homes receiving QVC's services at June 30, 2004 are as follows:

COUNTRY                                                           HOMES
-------                                                       -------------
                                                              (IN MILLIONS)
QVC-US......................................................       87.3
QVC-UK......................................................       14.4
QVC-Germany.................................................       35.2
QVC-Japan...................................................       13.7

    As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., future growth in U.S. sales will depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by the willingness of cable and satellite distributors to continue carrying QVC's programming service as well as general economic conditions.

    During the three and six months ended June 30, 2004 and 2003 the increases in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                            PERCENTAGE INCREASE IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30, 2004                   JUNE 30, 2004
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................       7.9%                            8.9%
QVC-UK.......................      31.3%           18.0%           36.4%           20.8%
QVC-Germany..................      52.0%           44.3%           57.4%           41.3%
QVC-Japan....................      75.0%           61.0%           89.6%           71.4%

    Gross profit increased from 36.7% of net revenue for the three months ended June 30, 2003 to 37.6% for the three months ended June 30, 2004. For the six month period, the gross profit percentage increased from 36.7% in 2003 to 37.2% in 2004. These increases in gross profit percentage are primarily the result of a higher product margin due to a shift in the product mix from lower margin home products to higher margin apparel and accessory categories. Favorable warehousing and distribution expenses as a percent of net revenue also contributed to the increases in gross profit margin.

    QVC's operating expenses are comprised of commissions, order processing and customer service, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 9.6% and 10.7% for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses were 8.8% and 9.4% for the three months ended June 30, 2004 and 2003, respectively; and 8.9% and 9.5% for the six months ended June 30, 2004 and 2003, respectively. The more significant drivers of these decreases were customer service expenses and commissions. As a percentage of net revenue, order processing and customer service expenses decreased in each international market in 2004. Such decrease is a result of reduced personnel expense due to increased Internet sales and operator efficiencies in call handling and staffing. As a percent of net revenue, commissions decreased in 2004, as compared to 2003. The majority of this decrease is due to a decrease in QVC-UK due to the termination of commissions to one distributor and an increase in the mix of non-commissionable sales.

    QVC's SG&A expenses increased 14.8% and 15.3% for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. The majority of these increases is due to increases in personnel and information technology costs. Personnel cost increases reflect the addition of personnel to support the increased sales of QVC's foreign operations. Information technology expenditure increases are the result of higher third-party service costs related to various software projects, as well as higher software maintenance fees.

    QVC's depreciation and amortization expense increased for the three and six months ended June 30, 2004 primarily due to the amortization of intangible assets recorded in connection with our purchase of QVC.

    ASCENT MEDIA. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

    Ascent Media's revenue increased $37 million or 30.1% and $60 million or 24.4% during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. The three month increase is due to acquisitions and new integration projects by Ascent Media's Networks Group ($18 million and $11 million, respectively), as well as increases in projects for feature films and episodic television in Ascent Media's Audio Group ($4 million) and UK Creative Services Group ($4 million). The six month increase in revenue is due primarily to Ascent Media's Networks Group acquisitions
($29 million) and new integration projects ($15 million), as well as increases for the Audio Group ($10 million) and UK Creative Services Group ($7 million), as noted above.

    Ascent Media's operating expenses increased $23 million or 32.1% and $39 million or 26.7% during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. This increase is due to increases in expenses such as personnel and material costs that vary with revenue, as well as the acquisitions by Ascent Media's Network Group noted above.

    Ascent Media's SG&A expenses increased $8 million or 26.3% and $14 million or 23.5% during the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. This increase is due primarily to the acquisitions by Ascent Media's Networks Group and various individually insignificant increases.

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

                                                                 THREE MONTHS
                                                                     ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
Starz Encore................................................    $238        225         470        454
Discovery(1)................................................     588        490       1,115        917
Court TV(1).................................................      57         49         109         95
GSN(1)......................................................      22         19          43         37
Other consolidated subsidiaries.............................      51         50         101         98
                                                                ----       ----      ------     ------
  Combined Networks Group revenue...........................     956        833       1,838      1,601
Eliminate revenue of equity method affiliates...............    (667)      (558)     (1,267)    (1,049)
                                                                ----       ----      ------     ------
  Consolidated Networks Group revenue.......................    $289        275         571        552
                                                                ====       ====      ======     ======
OPERATING CASH FLOW
Starz Encore................................................    $ 62         90         131        197
Discovery(1)................................................     183        141         320        241
Court TV(1).................................................      19         13          28         27
GSN(1)......................................................       2         (1)          4         --
Other consolidated subsidiaries.............................       3          4           5          8
                                                                ----       ----      ------     ------
  Combined Networks Group operating cash flow...............     269        247         488        473
Eliminate operating cash flow of equity method affiliates...    (204)      (153)       (352)      (268)
                                                                ----       ----      ------     ------
  Consolidated Networks Group operating cash flow...........    $ 65         94         136        205
                                                                ====       ====      ======     ======
OPERATING INCOME (LOSS)
Starz Encore................................................    $ 48         52         101        142
Discovery(1)................................................     118         96         196        133
Court TV(1).................................................      16          8          21         17
GSN(1)......................................................       3         (1)          4         --
Other consolidated subsidiaries.............................      (4)        (3)         (9)        (8)
                                                                ----       ----      ------     ------
  Combined Networks Group operating income..................     181        152         313        284
Eliminate operating income of equity method affiliates......    (137)      (103)       (221)      (150)
                                                                ----       ----      ------     ------
  Consolidated Networks Group operating income..............    $ 44         49          92        134
                                                                ====       ====      ======     ======

------------------------

(1) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at June 30, 2004 are as follows:

Discovery...................................................     50%
Court TV....................................................     50%
GSN.........................................................     50%

    STARZ ENCORE. Starz Encore provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors.

    Starz Encore's revenue increased 5.8% and 3.5% for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. This increase is primarily due to an increase in the average number of subscription units for Starz Encore's Thematic Multiplex and Encore services. The Thematic Multiplex service is a group of channels, each of which exhibits movies based on individual themes. Total average subscription units increased 11.3% in the first half of 2004, as compared to the first half of 2003. In addition, Starz Encore's period-end subscription units have increased 8.5% since the end of 2003 primarily due to increases in STARZ! and Thematic Multiplex subscriptions. Such increases in subscription units are due in part to (i) new affiliation agreements between Starz Encore and certain multichannel video program distributors and (ii) participation with distributors in national marketing campaigns and other marketing strategies. Under these new affiliation agreements, Starz Encore has obtained benefits such as more favorable packaging of Starz Encore's services and increased co-operative marketing commitments. Starz Encore is negotiating with its other multichannel video programming distributors to obtain similar packaging and increased co-operative marketing commitments. However, no assurance can be given that these negotiations will be successful. As noted above, the increase in subscription units is due primarily to subscription units for the Thematic Multiplex service, which has a lower subscription rate than other Starz Encore services. Comcast, DirecTV and Echostar Communications generated 24.1%, 24.1% and 11.2%, respectively, of Starz Encore's revenue for the six months ended June 30, 2004.

    Starz Encore's period-end subscription units are presented in the table below.

                                                            SUBSCRIPTIONS
                                                --------------------------------------
                                                JUNE 30,    MARCH 31,    DECEMBER 31,
SERVICE OFFERING                                  2004         2004          2003
----------------                                ---------   ----------   -------------
                                                             IN MILLIONS
Thematic Multiplex............................    122.9        115.2         111.4
Encore........................................     23.4         21.9          21.9
STARZ!........................................     13.3         12.3          12.3
Movieplex.....................................      4.3          4.9           5.4
                                                  -----        -----         -----
                                                  163.9        154.3         151.0
                                                  =====        =====         =====

    At June 30, 2004, cable, direct broadcast satellite, and other distribution represented 65.6%, 33.3% and 1.1%, respectively, of Starz Encore's total subscription units.

    Starz Encore's operating expenses increased from $109 million to $142 million or 30.3% and from $205 million to $278 million or 35.6% for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to increases in programming costs, which increased from $99 million and $193 million for the three and six months ended June 30, 2003 to $133 million and $260 million, respectively, in 2004. In addition, in the first quarter of 2003, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million.

    Starz Encore estimates that its 2004 programming expense will increase between $170 million and $190 million over amounts expensed in 2003 of $398 million. In addition, Starz Encore expects that programming costs in 2005 will exceed the 2004 costs by approximately $125 million to $175 million. Such increases are based on (i) increases in the expected box office performance of movie titles that will become available to Starz Encore during these periods through its output arrangements with various movie studios, (ii) higher cost per title due to new rate cards for movie titles under certain of its license agreements that are effective for movies made available to Starz Encore in 2004 and thereafter and (iii) amortization of deposits previously made under the output agreements. In 2004, Starz Encore is not expected to generate increases in revenue or reductions in other costs sufficient to fully offset these programming cost increases. Accordingly, these increased programming costs are expected to result in a reduction to Starz Encore's operating income in 2004. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Encore and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Encore may differ from the amounts noted above.

    Starz Encore's SG&A expenses increased from $26 million to $34 million or 30.8% and from $51 million to $61 million or 19.6% for the three and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to increases in sales and marketing expenses partially offset by decreases in bad debt expense. Sales and marketing expenses increased $16 million and $19 million for the three and six months ended June 30, 2004, respectively, as compared to the corresponding periods in 2003. As noted above, Starz Encore has entered into new affiliation agreements with certain multichannel television distributors. Consequently, Starz Encore anticipates that its 2004 co-operative promotions and its sales and marketing expenses will continue to be higher than in 2003. During the three months ended June 30, 2004, Starz Encore sold a portion of its pre-petition accounts receivable from Adelphia Communications to an independent third party. Starz Encore had previously provided an allowance against the Adelphia accounts receivable based on Starz Encore's estimate of the amount it would collect. The proceeds from the sale of the Adelphia accounts receivable exceeded the net accounts receivable balance by approximately $8 million, resulting in a corresponding reduction in bad debt expense of $8 million.

    Starz Encore has granted phantom appreciation rights to certain of its officers and employees. Compensation relating to the phantom appreciation rights has been recorded based upon the fair value of Starz Encore. The amount of expense associated with the phantom appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Encore.

    DISCOVERY. Discovery's revenue increased 21.6% for the six months ended June 30, 2004, as compared to the corresponding period in the prior year. The revenue increase was driven by a 20.3% increase in net advertising revenue and a 24.1% increase in net affiliate revenue. The increase in advertising revenue is primarily due to increased audience delivery and ratings at most of the domestic networks. Affiliate revenue increased due to subscriber growth combined with subscribers moving from free preview status to paying subscribers at the developing domestic networks.

    Discovery's operating expenses increased 11.5%. Such increase is due primarily to a 21.2% increase in programming costs associated with Discovery's continued investment in newer and more dramatic programming. This increase was offset by reduced operating costs at the consumer products division associated with the closure of unprofitable stores and other cost saving initiatives. Discovery's SG&A expenses increased 23.6% due primarily to increased marketing initiatives and increased personnel costs at the domestic division combined with unfavorable exchange rate fluctuations at the international networks.

    COURT TV.  Court TV's revenue increased 14.7% for the six months ended
June 30, 2004, as compared to the corresponding period in the prior year. The increase is due to a 17.7% increase in affiliate revenue and a 13.4% increase in advertising revenue. Advertising revenue increased as a result of an 8.0% increase in subscribers combined with continued rating's strength. The subscriber increase also drove the increase in affiliate revenue.

    Court TV's operating expenses, which are comprised primarily of programming costs, increased 9.5%. The increase in programming costs is due to continued investment in original and alternative programming. Court TV's SG&A expenses increased 28.8%. This increase is due to increased consumer marketing and other promotional efforts over the prior year as well as increased overhead resulting from the growth of the business. As a percentage of revenue, SG&A expenses increased from 33.3% in the first six months of 2003 to 37.3% in the comparable period of 2004, primarily due to the increased marketing and promotional costs discussed above.

    GSN. GSN's revenue increased 16.2% for the six months ended June 30, 2004, as compared to the corresponding period in the prior year. This increase is due to a 7.7% increase in advertising revenue and a 22.8% increase in net affiliate revenue. Affiliate revenue increased due to a 7.9% growth in subscribers combined with modest rate increases. A decrease in launch support amortization as a percentage of gross affiliate revenue also contributed to the overall growth in net affiliate revenue. Advertising revenue increased due to an improved audience delivery resulting from the subscriber growth combined with a small increase in advertising rates.

    GSN's operating expenses, which are comprised primarily of programming costs, increased 10.1% but were fairly consistent as a percentage of revenue. The increase in operating costs is primarily due to continued investments in programming. GSN's SG&A expenses were comparable to the prior year. As a percentage of revenue, SG&A expenses decreased from 58.7% in the first six months of 2003 to 50.9% in 2004. Increased SG&A associated with increased marketing efforts were offset by reduced bad debt expenses and general corporate cost savings.

    OTHER. Included in the Networks Group other consolidated subsidiaries is Maxide Acquisition, Inc. (d/b/a DMX Music), which is principally engaged in programming, distributing, and marketing digital and analog music services to homes and businesses. Operating results for our other Networks consolidated subsidiaries were fairly consistent during 2004 and 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

    CORPORATE

    Although our sources of funds include our available cash balances, net cash from operating activities, and dividend and interest receipts, historically we have been dependent upon our financing activities, proceeds from asset sales and monetization of our public investment portfolio, including derivative instruments, to generate sufficient cash resources to meet our cash requirements and planned commitments. With the 2003 repayment of the bank debt of our wholly-owned subsidiaries and our acquisition of the controlling interest in QVC, we expect the cash generated by the operating activities of our privately-owned subsidiaries to be an additional source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. During the first half of 2004 we also received cash proceeds of $598 million upon the sale of assets and the settlement of financial instruments related to certain of our available-for-sale securities.

    Our uses of cash in recent years include investments in and advances to affiliates and debt repayments. In this regard, our investments in and advances to cost and equity method affiliates aggregated $938 million and $21 million, respectively, during the six months ended June 30, 2004. Included in the foregoing amounts is $907 million invested in News Corp.

    In November 2003, we announced our intention to reduce our outstanding consolidated debt balance by approximately $4.5 billion by the end of 2005. We initiated the debt reduction plan during the fourth quarter of 2003 by
(i) redeeming $1.0 billion of floating rate notes that had been issued to Comcast, (ii) repaying $934 million of outstanding bank debt of our wholly-owned subsidiaries, and (iii) retiring approximately $578 million of other outstanding corporate indebtedness. During the first half of 2004, we retired $150 million principal amount of our parent company debt for aggregate cash payments of $149 million. We have also entered into total return debt swaps with respect to $403 million of our public debt, which can be settled and the related debt retired at our option at any time. See--"Quantitative and Qualitative Disclosures about Market Risk--" for further discussion of these arrangements.

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

    We expect that our investing and financing activities, including the aforementioned debt reduction plan, will be funded with a combination of cash on hand, cash provided by operating activities, proceeds from equity collar expirations and dispositions of non-strategic assets. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of $265 million in 2004, $1,014 million in 2005, $398 million in 2006,
$388 million in 2007, $161 million in 2008, and $4,693 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of June 30, 2004, such borrowing capacity aggregated approximately $6,325 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    Based on currently available information, we expect to receive approximately $140 million in dividend and interest income during the year ended December 31, 2004. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $480 million during the year ended
December 31, 2004, primarily all of which relates to parent company debt.

    On July 28, 2004, we completed a transaction with Comcast pursuant to which we redeemed 120.3 million shares of our Series A common stock held by Comcast in exchange for 100% of the stock of one of our subsidiaries, Encore ICCP, Inc. At the time of the exchange, Encore ICCP held our 10% ownership interest in E! Entertainment Television, our 100% ownership interest in International Channel Networks, all of our rights, benefits and obligations under a TCI Music contribution agreement, and approximately $545 million of cash. The transaction also resolved all litigation pending between Comcast and us regarding the TCI Music contribution agreement, which Comcast inherited as part of its acquisition of AT&T Broadband in November of 2002.

    Subsequent to our announcement of the foregoing agreement with Comcast, Standard and Poor's Securities, Inc. affirmed its long-term corporate credit rating for our senior debt at the lowest level of investment grade, but cut its rating outlook from stable to negative. Fitch Investors Service, L.P. and Moody's Investors Service, Inc. each continue to rate our senior debt at the lowest level of investment grade with a stable outlook. None of our existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in our credit rating. However, any such downgrade could adversely affect our access to the public debt markets and our overall cost of future borrowings.

    SUBSIDIARIES

    At June 30, 2004, Starz Encore had no amounts outstanding and $325 million available pursuant to its bank credit facility. This bank credit facility contains provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by Starz Encore. Starz Encore's ability to borrow the unused capacity under its bank credit facility is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing. At June 30, 2004, our subsidiary that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks had entered into a forbearance agreement whereby the banks agreed to forbear from exercising certain default-related remedies against the subsidiary. The forbearance agreement expired on June 15, 2004. Liberty and the subsidiary are currently considering options with respect to the DMX business and related financing including, but not limited to, a filing for bankruptcy protection and/or a sale of the assets of the subsidiary. The outstanding balance of the subsidiary's bank facility was $86 million at June 30, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz Encore at June 30, 2004 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2004 is payable as follows: $118 million in 2004 and $64 million in 2005.

    Starz Encore has also contracted to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at June 30, 2004. Starz Encore's estimate of amounts payable under these agreements is as follows: $245 million in 2004; $498 million in 2005; $161 million in 2006; $113 million in 2007; $108 million in 2008 and $233 million thereafter.

    In addition, Starz Encore is also obligated to pay fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company from 2004 through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment from 2005 through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to Starz Encore for exhibition 12 months after their theatrical release. The fees to be paid by Starz Encore are based on the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Encore is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Encore has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million. Sony is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to Sony would be amortized ratably over the term of the output agreement extension.

    Liberty guarantees Starz Encore's film licensing obligations under certain of its studio output agreements. At June 30, 2004, Liberty's guarantee for studio output obligations for films released by such date aggregated
$808 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    At June 30, 2004, we guaranteed Y14.4 billion ($134 million) of the bank debt of J-COM, a former equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, we have agreed to fund up to Y10 billion ($92 million at June 30, 2004) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) does not meet certain targets. In the event J-COM meets certain performance criteria, this commitment expires on September 30, 2004. Our investment in J-COM was attributed to Liberty Media International in the Spin Off. In connection with the Spin Off, Liberty Media International has indemnified us for any amounts we are required to fund under these arrangements.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of June 30, 2004, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,175 million, which had a weighted average stated interest rate of 4.66%. Our variable rate debt of $3,659 million had a weighted average interest rate of 2.70% at June 30, 2004. Had market interest rates been 100 basis points higher (representing an approximate 37% increase over our variable rate debt effective cost of borrowing) throughout the six months ended June 30, 2004, we would have recognized approximately
$19 million of additional interest expense.

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

                                                                    ESTIMATED AGGREGATE FAIR VALUE
                                                        ------------------------------------------------------
                                                                       PUT
                                                          EQUITY      SPREAD      PUT        CALL
                                                        COLLARS(1)   COLLARS    OPTIONS    OPTIONS     TOTAL
                                                        ----------   --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Fair value at June 30, 2004...........................    $2,568       288        (783)      (28)      2,045
5% increase in market prices..........................    $2,376       287        (752)      (34)      1,877
10% increase in market prices.........................    $2,182       285        (720)      (40)      1,707
5% decrease in market prices..........................    $2,760       289        (815)      (22)      2,212
10% decrease in market prices.........................    $2,952       289        (846)      (17)      2,378

------------------------

(1) Includes narrow-band collars.

    At June 30, 2004, the fair value of our available-for-sale securities was $20,081 million. Had the market price of such securities been 10% lower at June 30, 2004, the aggregate value of such securities would have been $2,008 million lower resulting in a reduction to unrealized gains in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's and Ascent Media's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At June 30, 2004, the aggregate purchase price of debt securities underlying total return debt swap arrangements, all of which related to our senior notes and debentures, was $401 million. As of such date, we had posted cash collateral equal to $40 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $361 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by an equal amount.

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    Effective May 7, 2004, Liberty issued 23,474 shares of its Series A common stock, valued at $260,350, to former stockholders of Liberty Webhouse, Inc. ("Liberty Webhouse"), as consideration for their 186 shares of preferred stock of Liberty Webhouse, pursuant to the merger of a wholly-owned subsidiary of Liberty with and into Liberty Webhouse. The issuance was made in reliance on the exemption from registration afforded by Regulation D promulgated under
Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for issuances not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       31.1 Rule 13a-14(a)/15d-14(a) Certification.

       31.2 Rule 13a-14(a)/15d-14(a) Certification.

       31.3 Rule 13a-14(a)/15d-14(a) Certification.

       32  Section 1350 Certification

    (b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

        DATE              ITEM        FINANCIAL
 FILED OR FURNISHED     REPORTED   STATEMENTS FILED
---------------------   --------   ----------------
May 10, 2004*........   Item 12    None.

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

                                                       LIBERTY MEDIA CORPORATION

Date: August 9, 2004                                   By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: August 9, 2004                                   By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: August 9, 2004                                   By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1 Rule 13a-14(a)/15d-14(a) Certification.

31.2 Rule 13a-14(a)/15d-14(a) Certification.

31.3 Rule 13a-14(a)/15d-14(a) Certification.

32  Section 1350 Certification