Form 10-Q
period 2004-09-30
LIBERTY MEDIA CORP /DE/
filed 2004-11-09
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-20421

                            ------------------------

                           LIBERTY MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 84-1288730
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
              or organization)

           12300 LIBERTY BOULEVARD                                 80112
             ENGLEWOOD, COLORADO                                (Zip Code)
  (Address of principal executive offices)

                                      (720) 875-5400
                    (Registrant's telephone number, including area code)

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of October 29, 2004 was:

                  Series A common stock 2,678,539,740 shares; and
                   Series B common stock 121,062,825 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004           2003*
                                                              -------------   ------------
                                                                  AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 1,333         $ 3,050
  Short-term investments....................................          27             265
  Trade and other receivables, net..........................       1,056           1,085
  Inventory, net............................................         783             588
  Prepaid expenses and program rights.......................         672             531
  Derivative instruments (note 7)...........................         515             543
  Other current assets......................................         200             104
                                                                 -------         -------
    Total current assets....................................       4,586           6,166
                                                                 -------         -------
Investments in available-for-sale securities and other cost
  investments (note 5)......................................      18,461          19,499

Long-term derivative instruments (note 7)...................       2,412           3,247

Investments in affiliates, accounted for using the equity
  method, and related receivables...........................       3,690           3,614

Property and equipment, at cost.............................       2,107           1,948
Accumulated depreciation....................................        (711)           (538)
                                                                 -------         -------
                                                                   1,396           1,410
                                                                 -------         -------
Intangible assets not subject to amortization:
  Goodwill (note 6).........................................       8,949           8,911
  Trademarks................................................       2,385           2,385
                                                                 -------         -------
                                                                  11,334          11,296
                                                                 -------         -------
Intangible assets subject to amortization...................       5,733           5,666
Accumulated amortization....................................      (1,082)           (732)
                                                                 -------         -------
                                                                   4,651           4,934
                                                                 -------         -------
Other assets, at cost, net of accumulated amortization......         602             532
Assets of discontinued operations (note 4)..................          --           3,551
                                                                 -------         -------
    Total assets............................................     $47,132         $54,249
                                                                 =======         =======

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004           2003*
                                                              -------------   ------------
                                                                  AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    484        $    410
  Accrued liabilities.......................................         704             812
  Accrued stock compensation................................         183             190
  Program rights payable....................................         206             177
  Derivative instruments (note 7)...........................         907             854
  Current portion of debt...................................          93             104
  Other current liabilities.................................         249             145
                                                                --------        --------
    Total current liabilities...............................       2,826           2,692
                                                                --------        --------
Long-term debt (note 8).....................................       9,115           9,441
Long-term derivative instruments (note 7)...................       1,443           1,756
Deferred income tax liabilities.............................       9,988          10,686
Other liabilities...........................................         679             406
Liabilities of discontinued operations (note 4).............          --             133
                                                                --------        --------
    Total liabilities.......................................      24,051          25,114
                                                                --------        --------
Minority interests in equity of subsidiaries................         205             293
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................          --              --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,678,140,347 shares at September 30, 2004 and
    2,669,835,166 shares at December 31, 2003...............          27              27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at
    September 30, 2004 and 217,100,515 shares at December
    31, 2003................................................           1               2
  Additional paid-in-capital................................      33,751          39,001
  Accumulated other comprehensive earnings, net of taxes
    ("AOCE")................................................       2,536           3,247
  AOCE of discontinued operations (note 4)..................          --             (46)
  Unearned compensation.....................................         (71)            (98)
  Accumulated deficit.......................................     (13,243)        (13,291)
                                                                --------        --------
                                                                  23,001          28,842
  Series B common stock held in treasury, at cost
    (10,000,000 shares in 2004).............................        (125)             --
                                                                --------        --------
    Total stockholders' equity..............................      22,876          28,842
                                                                --------        --------
Commitments and contingencies (note 11)
    Total liabilities and stockholders' equity..............    $ 47,132        $ 54,249
                                                                ========        ========

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004      2003*       2004      2003*
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,292     $ 400      $3,864     $  400
  Communications and programming services...................      538       477       1,608      1,430
                                                               ------     -----      ------     ------
                                                                1,830       877       5,472      1,830
                                                               ------     -----      ------     ------
Operating costs and expenses:
  Cost of sales--electronic retailing services..............      814       251       2,429        251
  Operating.................................................      446       307       1,299        820
  Selling, general and administrative ("SG&A")..............      224       154         665        401
  Stock compensation--SG&A (note 10)........................        6       (90)         17        (38)
  Litigation settlements....................................       --        --         (42)        --
  Depreciation and amortization.............................      187       109         558        287
                                                               ------     -----      ------     ------
                                                                1,677       731       4,926      1,721
                                                               ------     -----      ------     ------
    Operating income........................................      153       146         546        109

Other income (expense):
  Interest expense..........................................     (152)     (149)       (453)      (374)
  Dividend and interest income..............................       41        49         114        127
  Share of earnings of affiliates, net......................       20        29          63        117
  Gains on dispositions of assets, net......................      389         7         620        100
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)...............................      239        48        (344)      (457)
  Nontemporary declines in fair value of investments........       --        --        (128)       (23)
  Other, net................................................      (37)      (10)        (23)       (16)
                                                               ------     -----      ------     ------
                                                                  500       (26)       (151)      (526)
                                                               ------     -----      ------     ------
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................      653       120         395       (417)
Income tax benefit (expense)................................     (280)      (92)       (255)        84
Minority interests in losses (earnings) of subsidiaries.....       (1)        4          (6)        16
                                                               ------     -----      ------     ------
    Earnings (loss) from continuing operations..............      372        32         134       (317)
Earnings (loss) from discontinued operations, net of taxes
  (note 4)..................................................       --         9         (86)        26
                                                               ------     -----      ------     ------
    Net earnings (loss).....................................   $  372     $  41      $   48     $ (291)
                                                               ======     =====      ======     ======
Earnings (loss) per common share (note 2):
Basic and diluted earnings (loss) from continuing
  operations................................................   $  .13     $ .01      $  .05     $ (.12)
  Discontinued operations...................................       --        --        (.03)       .01
                                                               ------     -----      ------     ------
  Basic and diluted earnings (loss).........................   $  .13     $ .01      $  .02     $ (.11)
                                                               ======     =====      ======     ======

--------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................  $   372     $  41      $  48      $ (291)
                                                              -------     -----      -----      ------
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................       23        (2)        (3)         13
  Unrealized gains (losses) on available-for-sale
    securities..............................................   (1,008)     (258)      (621)      2,201
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................       (1)       (6)       (36)        (13)
  Other comprehensive earnings (loss) from discontinued
    operations..............................................       --       111        (61)        136
                                                              -------     -----      -----      ------
  Other comprehensive earnings (loss).......................     (986)     (155)      (721)      2,337
                                                              -------     -----      -----      ------
Comprehensive earnings (loss)...............................  $  (614)    $(114)     $(673)     $2,046
                                                              =======     =====      =====      ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                              AOCE
                                              COMMON STOCK        ADDITIONAL                  FROM
                            PREFERRED    ----------------------    PAID-IN                DISCONTINUED     UNEARNED     ACCUMULATED
                              STOCK      SERIES A     SERIES B     CAPITAL       AOCE      OPERATIONS    COMPENSATION     DEFICIT
                            ----------   ---------   ----------   ----------   --------   ------------   ------------   -----------
                                                                      AMOUNTS IN MILLIONS
Balance at January 1,
  2004....................  $      --       $27      $       2      $39,001     $3,247        $(46)          $(98)        $(13,291)
  Net earnings............         --        --             --           --         --          --             --               48
  Other comprehensive
    loss..................         --        --             --           --       (660)        (61)            --               --
  Issuance of Series A
    common stock in
    exchange for Series B
    common stock
    (note 9)..............         --         1             (1)         125         --          --             --               --
  Issuance of Series A
    common stock for
    acquisition...........         --        --             --          152         --          --             --               --
  Acquisition of Series A
    common stock
    (note 9)..............         --        (1)            --       (1,016)        --          --             --               --
  Distribution to
    stockholders for spin
    off of Liberty Media
    International
    (note 4)..............         --        --             --       (4,512)       (51)        107             --               --
  Cancellation of
    restricted stock......         --        --             --           (3)        --          --              3               --
  Amortization of deferred
    compensation..........         --        --             --           --         --          --             24               --
  Other...................         --        --             --            4         --          --             --               --
                            ----------      ---      ----------     -------     ------        ----           ----         --------
Balance at September 30,
  2004....................  $      --       $27      $       1      $33,751     $2,536        $ --           $(71)        $(13,243)
                            ==========      ===      ==========     =======     ======        ====           ====         ========


                                           TOTAL
                            TREASURY   STOCKHOLDERS'
                             STOCK        EQUITY
                            --------   -------------
                              AMOUNTS IN MILLIONS
Balance at January 1,
  2004....................   $  --        $28,842
  Net earnings............      --             48
  Other comprehensive
    loss..................      --           (721)
  Issuance of Series A
    common stock in
    exchange for Series B
    common stock
    (note 9)..............    (125)            --
  Issuance of Series A
    common stock for
    acquisition...........      --            152
  Acquisition of Series A
    common stock
    (note 9)..............      --         (1,017)
  Distribution to
    stockholders for spin
    off of Liberty Media
    International
    (note 4)..............      --         (4,456)
  Cancellation of
    restricted stock......      --             --
  Amortization of deferred
    compensation..........      --             24
  Other...................      --              4
                             -----        -------
Balance at September 30,
  2004....................   $(125)       $22,876
                             =====        =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004      2003*
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Cash flows from operating activities:
  Earnings (loss) from continuing operations................  $   134    $  (317)
  Adjustments to reconcile earnings (loss) from continuing
    operations to net cash provided (used) by operating
    activities:
    Depreciation and amortization...........................      558        287
    Stock compensation......................................       17        (38)
    Payments of stock compensation..........................       (1)      (350)
    Share of earnings of affiliates, net....................      (63)      (117)
    Gains on disposition of assets, net.....................     (620)      (100)
    Realized and unrealized losses on financial instruments,
     net....................................................      344        457
    Nontemporary declines in fair value of investments......      128         23
    Minority interests in earnings (losses) of
     subsidiaries...........................................        6        (16)
    Deferred income tax expense (benefit)...................       89        (94)
    Noncash interest expense................................       72         52
    Other noncash charges, net..............................       15         30
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Receivables...........................................       41          1
      Inventory.............................................     (196)       (38)
      Prepaid expenses and other current assets.............     (321)      (104)
      Payables and other current liabilities................      238        (51)
                                                              -------    -------
      Net cash provided (used) by operating activities......      441       (375)
                                                              -------    -------
Cash flows from investing activities:
  Investments in and loans to equity affiliates.............      (22)       (73)
  Investments in and loans to cost investees................     (931)    (1,471)
  Repayment of notes receivable from Liberty Media
    International, Inc......................................      117         --
  Cash paid for acquisitions................................     (127)      (711)
  Net sales (purchases) of short term investments...........       98       (883)
  Net proceeds from settlement of financial instruments.....      161        633
  Premium proceeds from origination of financial
    instruments.............................................      127        476
  Capital expended for property and equipment...............     (168)       (80)
  Cash proceeds from dispositions...........................      501        847
  Other investing activities, net...........................      (19)       (11)
                                                              -------    -------
      Net cash used by investing activities.................     (263)    (1,273)
                                                              -------    -------
Cash flows from financing activities:
  Borrowings of debt........................................        2      3,726
  Proceeds attributed to call option obligations upon
    issuance of senior exchangeable debentures..............       --        406
  Repayments of debt........................................     (448)      (922)
  Repurchases of subsidiary common stock....................     (110)        --
  Proceeds from issuance of Liberty Series A common stock...       --        141
  Purchases of Liberty common stock.........................     (547)      (170)
  Other financing activities, net...........................       41        (55)
                                                              -------    -------
    Net cash provided (used) by financing activities........   (1,062)     3,126
                                                              -------    -------
    Net cash used by discontinued operations................     (833)      (391)
                                                              -------    -------
    Net increase (decrease) in cash and cash equivalents....   (1,717)     1,087
    Cash and cash equivalents at beginning of period........    3,050      2,164
                                                              -------    -------
    Cash and cash equivalents at end of period..............  $ 1,333    $ 3,251
                                                              =======    =======

--------------------------
*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its controlling and noncontrolling ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries in the United States, Europe and Asia. In addition, companies in which Liberty owns interests are also engaged in, among other things, (i) interactive commerce via the Internet, television and telephone,
(ii) cable and satellite broadband services, and (iii) telephony and other technology ventures. Prior to the June 7, 2004 spin off of Liberty Media International, Inc., Liberty was also engaged in international programming and international broadband distribution of video, voice and data services. See note 4.

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with (i) the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2003 and
(ii) Liberty's revised consolidated financial statements for the year ended December 31, 2003 included in its Current Report on Form 8-K filed on July 14, 2004.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) the reserves related to its inventory obsolescence and accounts receivable collectibility, (iii) the fair value of its derivative instruments and (iv) its assessment of nontemporary declines in fair value of its investments to be its most significant estimates.

    Liberty holds a number of investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates and their independent accountants to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.

    Certain prior period amounts have been reclassified for comparability with the 2004 presentation.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(2) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,824 million and 2,716 million weighted average shares outstanding for the three months ended September 30, 2004 and 2003, respectively; and 2,906 million and 2,697 million weighted average shares outstanding for the nine months ended September 30, 2004 and 2003, respectively. The diluted EPS calculation for the three and nine months ended September 30, 2004 includes 18 million dilutive securities. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statement of operations. Excluded from diluted EPS for the nine months ended September 30, 2004, are 79.8 million potential common shares because their inclusion would be anti-dilutive.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(3) ACQUISITION OF CONTROLLING INTEREST IN QVC, INC. ("QVC") (CONTINUED)
    The following unaudited pro forma information for Liberty and its consolidated subsidiaries for the nine months ended September 30, 2003 was prepared assuming the acquisition of QVC occurred on January 1, 2003. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the QVC acquisition had occurred on January 1, 2003 (amounts in millions, except per share amounts).

Revenue.....................................................   $4,745
Loss from continuing operations.............................   $ (213)
Net loss....................................................   $ (187)
Loss from continuing operations per common share............   $ (.06)

(4) SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC.

    On June 7, 2004 (the "Spin Off Date"), Liberty completed the spin off (the "Spin Off") of its wholly-owned subsidiary, Liberty Media International, Inc. ("LMI"), to its shareholders. Substantially all of the assets and businesses of LMI were attributed to Liberty's International Group segment. In connection with the Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the Spin Off.

    In addition to the assets in Liberty's International Group operating segment, Liberty also contributed certain monetary assets to LMI in connection with the Spin Off. These monetary assets consisted of $50 million in cash, 5 million American Depository Shares for preferred, limited voting ordinary shares of The News Corporation Limited ("News Corp.") and related derivatives, and a 99.9% economic interest in 345,000 shares of preferred stock of ABC Family Worldwide, Inc.

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect LMI as a discontinued operation. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMI have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements. Summarized combined financial information for LMI is provided in the table below. The May 31, 2004 balance sheet information includes the contribution of the monetary assets described above.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(4) SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC. (CONTINUED)
COMBINED BALANCE SHEETS

                                                              MAY 31,    DECEMBER 31,
                                                              2004(1)        2003
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
Cash........................................................  $ 1,819       $   13
Other current assets........................................      542           18
Equity investments..........................................    1,914        1,741
Cost investments............................................    1,201          450
Property and equipment, net.................................    3,221           98
Goodwill and franchise costs................................    2,628          689
Deferred tax assets.........................................       --          458
Other assets................................................      468           84
                                                              -------       ------
  Total assets..............................................  $11,793       $3,551
                                                              =======       ======
Current liabilities.........................................  $ 1,170           83
Note payable to Liberty.....................................      117           --
Long-term debt..............................................    4,211           42
Deferred income tax liabilities.............................      511           --
Other liabilities...........................................      267            8
Minority interests..........................................    1,061           --
Equity......................................................    4,456        3,418
                                                              -------       ------
  Total liabilities and equity..............................  $11,793       $3,551
                                                              =======       ======

COMBINED STATEMENTS OF OPERATIONS

                                                              FIVE MONTHS    NINE MONTHS
                                                                 ENDED          ENDED
                                                                MAY 31,     SEPTEMBER 30,
                                                                2004(1)         2003
                                                              -----------   -------------
                                                                  AMOUNTS IN MILLIONS
Revenue.....................................................      $956           $ 80
Operating, selling, general and administrative expenses.....      (682)           (67)
Depreciation and amortization...............................      (368)           (11)
                                                                  ----           ----
  Operating income (loss)...................................       (94)             2
Other income (expense)......................................       (54)            50
Income tax expense..........................................       (30)           (26)
Minority interests..........................................        92             --
                                                                  ----           ----
  Net earnings (loss).......................................      $(86)          $ 26
                                                                  ====           ====

------------------------

(1) LMI's financial position and results of operations for the five months ended May 31, 2004 include UnitedGlobalCom, Inc., which was consolidated beginning January 1, 2004.

    Following the Spin Off, LMI and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin Off, LMI and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(4) SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC. (CONTINUED) and LMI after the Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement, a Tax Sharing Agreement and a Short-Term Credit Facility.

    The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off and cross indemnities. Pursuant to the Facilities and Services Agreement, Liberty provides LMI with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. LMI reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for LMI's allocable portion of facilities costs and costs associated with any shared services or personnel.

    Under the Tax Sharing Agreement, Liberty is generally responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes LMI or one of its subsidiaries, on the one hand, and Liberty or one of its subsidiaries, on the other hand, subject to certain limited exceptions. LMI will be responsible for all other taxes that are attributable to LMI or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that LMI will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, LMI has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the Spin Off from qualifying as a tax-free transaction.

    Pursuant to the Short-Term Credit Facility, Liberty agreed to make loans to LMI from time to time up to an aggregate principal amount of $383 million. In addition, certain subsidiaries of LMI had notes payable to Liberty in the aggregate amount of $117 million. During the third quarter of 2004, LMI completed a rights offering, and used a portion of the cash proceeds to repay all principal and accrued interest due under the notes payable and Short-Term Credit Facility. Subsequent to this repayment, the Short-Term Credit Facility was terminated.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                  AMOUNTS IN MILLIONS
The News Corporation Limited(1).............................     $ 8,024         $ 7,633
Time Warner Inc.(2).........................................       2,763           3,080
IAC/InterActiveCorp.........................................       3,048           4,697
Sprint Corporation..........................................       1,917           1,134
Motorola, Inc.(3)...........................................       1,377           1,068
Viacom, Inc.................................................         510             674
Other available-for-sale equity securities..................         351             382
Other available-for-sale debt securities(1)(4)..............         410             918
Other cost investments and related receivables..............          88             178
                                                                 -------         -------
                                                                  18,488          19,764
  Less short-term investments...............................         (27)           (265)
                                                                 -------         -------
                                                                 $18,461         $19,499
                                                                 =======         =======

------------------------

(1) Certain of Liberty's News Corp. ADSs and other AFS debt securities were contributed to LMI in connection with the Spin Off. See note 4.

(2) Includes $73 million of shares pledged as collateral for share borrowing arrangements at September 30, 2004.

(3) Includes $686 million and $533 million of shares pledged as collateral for share borrowing arrangements at September 30, 2004 and December 31, 2003, respectively.

(4) At September 30, 2004, other available-for-sale debt securities include $399 million of investments in third-party marketable debt securities held by Liberty parent. At December 31, 2003, such investments aggregated
    $493 million.

    Management estimates that the aggregate fair market value of all of its other cost investments approximated $143 million and $405 million at September 30, 2004 and December 31, 2003, respectively. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, discounted cash flow model, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investments.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS (CONTINUED)
UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities that are included in accumulated other comprehensive earnings are summarized below.

                                                            SEPTEMBER 30, 2004         DECEMBER 31, 2003
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........................    $4,816         $16        $5,739         $41
Gross unrealized holding losses.........................    $ (208)        $--        $   --         $--

(6) INTANGIBLE ASSETS

GOODWILL

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

                                                                        STARZ
                                                                       ENCORE
                                                             QVC      GROUP LLC    OTHER      TOTAL
                                                           --------   ---------   --------   --------
                                                                      AMOUNTS IN MILLIONS
Balance at January 1, 2004...............................   $3,889     $1,383      $3,639     $8,911
  Acquisitions...........................................       44         --          30         74
  Other..................................................       (2)        --         (34)       (36)
                                                            ------     ------      ------     ------
Balance at September 30, 2004............................   $3,931     $1,383      $3,635     $8,949
                                                            ======     ======      ======     ======

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $370 million and $144 million for the nine months ended September 30, 2004 and 2003, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2004...........................................    $121
2005........................................................    $471
2006........................................................    $428
2007........................................................    $392
2008........................................................    $382

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
TYPE OF DERIVATIVE                                                2004            2003
------------------                                            -------------   ------------
                                                                  AMOUNTS IN MILLIONS
ASSETS
  Equity collars............................................     $2,550          $3,358
  Put spread collars........................................        291             331
  Other.....................................................         86             101
                                                                 ------          ------
                                                                  2,927           3,790
  Less current portion......................................       (515)           (543)
                                                                 ------          ------
                                                                 $2,412          $3,247
                                                                 ======          ======
LIABILITIES
  Exchangeable debenture call option obligations............     $  752          $  990
  Put options...............................................        630             772
  Equity collars............................................        163             293
  Borrowed shares...........................................        759             533
  Other.....................................................         46              22
                                                                 ------          ------
                                                                  2,350           2,610
  Less current portion......................................       (907)           (854)
                                                                 ------          ------
                                                                 $1,443          $1,756
                                                                 ======          ======

    Realized and unrealized gains (losses) on financial instruments during the nine months ended September 30, 2004 and 2003 are comprised of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $ 221      $(241)
Change in fair value of equity collars......................    (325)      (400)
Change in fair value of put options.........................     (74)        61
Change in fair value of borrowed shares.....................    (152)       (53)
Change in fair value of put spread collars..................       8         12
Change in fair value of other derivatives...................     (22)       164
                                                               -----      -----
                                                               $(344)     $(457)
                                                               =====      =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                                  AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes..............................................     $5,236          $5,627
  Senior debentures.........................................      1,487           1,487
  Senior exchangeable debentures............................      2,278           2,227
                                                                 ------          ------
                                                                  9,001           9,341
Subsidiary debt.............................................        207             204
                                                                 ------          ------
  Total debt................................................      9,208           9,545
Less current maturities.....................................        (93)           (104)
                                                                 ------          ------
  Total long-term debt......................................     $9,115          $9,441
                                                                 ======          ======

PARENT COMPANY DEBT

    During the nine months ended September 30, 2004, and pursuant to a previously announced debt reduction plan, Liberty retired $443 million principal amount of its parent company debt (primarily comprised of its senior notes) for aggregate cash consideration of $437 million plus accrued interest. In connection with these debt retirements, Liberty recognized a gain on early extinguishment of debt of $18 million, which is included in other income in the accompanying condensed consolidated statement of operations.

SUBSIDIARY DEBT

    At September 30, 2004, Starz Encore Group LLC ("Starz Encore") had no amounts outstanding and $325 million in unused availability under its bank credit facility. The bank credit facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios, and include limitations on indebtedness, liens, encumbrances, acquisitions, dispositions, guarantees and dividends. Additionally, the bank credit facility requires the payment of fees of .2% to .375% per annum on the average unborrowed portion of the total commitment, depending on Starz Encore's debt to cash flow ratio. Such fees were not significant for the nine months ended September 30, 2004 and 2003. Starz Encore's ability to borrow the unused capacity noted above is dependent on its continuing compliance with these covenants at the time of, and after giving effect to, a requested borrowing.

    At September 30, 2004, the subsidiary of Liberty that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks had entered into a forbearance agreement whereby the banks agreed to forbear from exercising certain default-related remedies against the subsidiary. The forbearance agreement expired on June 15, 2004. Liberty and the subsidiary are currently considering options with respect to the DMX business and related financing including, but not limited to, a filing for bankruptcy protection and/or a sale of the assets of the subsidiary. The outstanding balance of the subsidiary's bank facility was $86 million at September 30, 2004, all of which is included in current portion of debt.

    Also included in subsidiary debt at September 30, 2004, is $95 million of capitalized satellite transponder lease obligations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(8) LONG-TERM DEBT (CONTINUED)
FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at September 30, 2004 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $2,904
Floating Rate Notes.........................................   $2,491
Senior debentures...........................................   $1,698
Senior exchangeable debentures, including call option
  obligation................................................   $4,084

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at September 30, 2004.

    A reconciliation of the carrying value of the Company's debt to the face amount at maturity is as follows (amounts in millions):

Carrying value at September 30, 2004........................  $ 9,208
Add:
  Unamortized issue discount on senior notes and
    debentures..............................................       22
  Unamortized discount attributable to call option feature
    of exchangeable debentures..............................    2,310
                                                              -------
    Face amount at maturity.................................  $11,540
                                                              =======

(9) STOCKHOLDERS' EQUITY

SHARES RESERVED FOR ISSUANCE

    As of September 30, 2004, there were 64.1 million shares of Liberty
Series A common stock and 28.2 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

PURCHASES OF COMMON STOCK

    During the nine months ended September 30, 2004, the Company acquired approximately 96.0 million shares of its Series B common stock from the estate and family of the late founder of Liberty's former parent in exchange for approximately 105.4 million shares of Liberty Series A common stock. Ten million of the acquired Series B shares have been accounted for as treasury stock in the accompanying condensed consolidated balance sheet, and the remaining Series B shares have been retired.

    On July 28, 2004, Liberty completed a transaction with Comcast pursuant to which Liberty repurchased 120.3 million shares of its Series A common stock (valued at $1,017 million) held by Comcast in exchange for 100% of the stock of Encore ICCP, Inc. ("Encore ICCP"), a wholly owned subsidiary of Liberty. At the time of the exchange, Encore ICCP held Liberty's 10% ownership interest in E! Entertainment Television, Liberty's 100% ownership interest in International Channel Networks, all of Liberty's rights, benefits and obligations under a TCI Music contribution agreement, and $547 million in cash. The transaction also resolved all litigation pending between Comcast and Liberty

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9) STOCKHOLDERS' EQUITY (CONTINUED)
regarding the TCI Music contribution agreement, to which Comcast succeeded as part of its acquisition of AT&T Broadband in November of 2002. In connection with this transaction, Liberty recognized a pre-tax gain on disposition of assets of $387 million.

    During the third quarter of 2004, Liberty sold put options with respect to
12.0 million shares of its Series A common stock for cash proceeds of $3 million. All of these put options remained outstanding at September 30, 2004, had a weighted average put price of approximately $8.78 and had a term of approximately 30 days. At Liberty's option, the puts can be either physically settled or cash settled. Liberty accounts for these put options pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." Accordingly, the put options are recorded at fair value and are included in derivative instrument liabilities in the accompanying condensed consolidated balance sheet. Changes in the fair value of the put options are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

(10) STOCK BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and Series B common stock. In connection with the Spin Off and pursuant to the anti-dilution provisions of the Liberty Media Corporation 2000 Incentive Plan, the Liberty incentive plan committee determined to make adjustments to outstanding Liberty Awards. As of the Record Date, each outstanding Award held by (1) employees of LMI,
(2) employees of Liberty in departments of Liberty that are expected to provide services to LMI pursuant to the Facilities and Services Agreement and
(3) directors of Liberty were divided into (A) an option to purchase shares of LMI common stock equal to 0.05 times the number of LMC Awards held by the option holder on the Record Date and (B) an Award to purchase shares of Liberty common stock equal to the same number of shares of Liberty common stock for which the outstanding Award was exercisable. The aggregate exercise price of each pre-Spin Off Award was allocated between the new Liberty Award and the LMI Award. All other Awards were adjusted to increase the number of shares of Liberty common stock for which the Award was exercisable and to decrease the exercise price to reflect the dilutive effect of the distribution of LMI common stock in the Spin Off.

    Pursuant to the Reorganization Agreement Liberty is responsible for settlement of all Liberty Awards whether held by Liberty employees or LMI employees, and LMI is responsible for settlement of all LMI Awards whether held by Liberty employees or LMI employees. Liberty will continue to record compensation for all Liberty and LMI Awards held by Liberty employees. The compensation for LMI Awards will be reflected as an adjustment to additional paid-in capital in Liberty's statement of stockholders' equity.

    The Company accounts for compensation expense related to its Awards pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion
No. 25"). The Company's options and options with tandem SARs are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(10) STOCK BASED COMPENSATION (CONTINUED)
STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for SARs and options with tandem SARs is the same under APB Opinion No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Earnings (loss) from continuing operations..................    $372       $ 32       $134      $(317)
  Add stock compensation as determined under the intrinsic
    value method, net of taxes..............................       1         --          4         --
  Deduct stock compensation as determined under the fair
    value method, net of taxes..............................     (13)       (11)       (39)       (33)
                                                                ----       ----       ----      -----
Pro forma earnings (loss) from continuing operations........    $360       $ 21       $ 99      $(350)
                                                                ====       ====       ====      =====
Basic and diluted earnings (loss) from continuing operations per share:
  As reported...............................................    $.13       $.01       $.05      $(.12)
  Pro forma.................................................    $.13       $.01       $.03      $(.13)

(11) COMMITMENTS AND CONTINGENCIES

FILM RIGHTS

    Starz Encore, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Encore at September 30, 2004 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2004 is payable as follows:
$136 million in 2004, $78 million in 2005 and $11 million in 2006.

    Starz Encore has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at September 30, 2004. Starz Encore's estimate of amounts payable under these agreements is as follows: $62 million in 2004; $617 million in 2005; $161 million in 2006;
$120 million in 2007; $108 million in 2008; and $231 million thereafter.

    In addition, Starz Encore is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") from 2005 through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to Starz Encore for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Encore are based on the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Encore is unable to estimate the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED) amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Encore would be required to pay Sony a total of $190 million in four annual installments of $47.5 million. Sony is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to Sony would be amortized ratably as programming expense over the extension period. An extension of this agreement would also result in the payment by Starz Encore of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Encore is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

GUARANTEES

    Liberty guarantees Starz Encore's obligations under certain of its studio output agreements. At September 30, 2004, Liberty's guarantee for obligations for films released by such date aggregated $783 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At September 30, 2004, Liberty has guaranteed Y13.6 billion ($124 million) of the bank debt of Jupiter Telecommunications, Co., Ltd. ("J-COM"), a former equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures. The debt maturity dates range from 2004 to 2018. In addition, Liberty had agreed to fund up to an additional
Y10 billion ($91 million at September 30, 2004) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) did not meet certain targets. J-COM believes it has met the required performance criteria, and accordingly Liberty's commitment should be reduced to zero as of September 30, 2004. Liberty's investment in J-COM was contributed to LMI in the Spin Off. In connection with the Spin Off, LMI has indemnified Liberty for any amounts Liberty is required to fund under these arrangements.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED)
OPERATING LEASES

    Liberty and its subsidiaries lease business offices, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

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

    Liberty identifies its reportable segments as (A) those consolidated subsidiaries that (1) represent 10% or more of its consolidated revenue, earnings before income taxes or total assets or (2) are significant to an evaluation of the performance of a Group; and (B) those equity method affiliates
(1) whose share of earnings represent 10% or more of Liberty's pre-tax earnings or (2) are significant to an evaluation of the performance of a Group. The segment presentation for prior periods has been conformed to the current period segment presentation. Liberty evaluates performance and makes decisions about allocating resources to its Groups and operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped, and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate.

    Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock compensation). Liberty believes this is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock compensation, litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)
    For the nine months ended September 30, 2004, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

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

    - GSN, LLC ("GSN")--50% owned equity method affiliate that operates a basic cable network dedicated to game-related programming and interactive game playing.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)

PERFORMANCE MEASURES

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------------
                                                                 2004                   2003
                                                         --------------------   --------------------
                                                                    OPERATING              OPERATING
                                                                      CASH                   CASH
                                                         REVENUE      FLOW      REVENUE      FLOW
                                                         --------   ---------   --------   ---------
                                                                     AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC....................................................  $ 3,864     $  819     $ 3,316      $ 664
Ascent Media...........................................      458         71         367         55
Other consolidated subsidiaries........................      229         37         224         24
                                                         -------     ------     -------      -----
  Combined Interactive Group...........................    4,551        927       3,907        743
Eliminate equity method affiliates.....................       --         --      (2,916)      (579)
                                                         -------     ------     -------      -----
  Consolidated Interactive Group.......................    4,551        927         991        164
                                                         -------     ------     -------      -----
NETWORKS GROUP
Starz Encore...........................................      715        193         671        269
Discovery..............................................    1,672        503       1,391        357
Court TV...............................................      166         44         143         39
GSN....................................................       65          4          54         --
Other consolidated subsidiaries........................      153          7         152          9
                                                         -------     ------     -------      -----
  Combined Networks Group..............................    2,771        751       2,411        674
Eliminate equity method affiliates.....................   (1,903)      (551)     (1,588)      (396)
                                                         -------     ------     -------      -----
  Consolidated Networks Group..........................      868        200         823        278
                                                         -------     ------     -------      -----
Corporate and Other....................................       53        (48)         16        (84)
                                                         -------     ------     -------      -----
Consolidated Liberty...................................  $ 5,472     $1,079     $ 1,830      $ 358
                                                         =======     ======     =======      =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                                  2004                   2003
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC.....................................................   $1,292      $ 271      $1,153      $ 234
Ascent Media............................................      152         23         121         19
Other consolidated subsidiaries.........................       76         12          78         11
                                                           ------      -----      ------      -----
  Combined Interactive Group............................    1,520        306       1,352        264
Eliminate equity method affiliates......................       --         --        (753)      (149)
                                                           ------      -----      ------      -----
  Consolidated Interactive Group........................    1,520        306         599        115
                                                           ------      -----      ------      -----
NETWORKS GROUP
Starz Encore............................................      245         62         217         72
Discovery...............................................      557        183         474        116
Court TV................................................       57         16          48         12
GSN.....................................................       22         --          17         --
Other consolidated subsidiaries.........................       52          2          54          1
                                                           ------      -----      ------      -----
  Combined Networks Group...............................      933        263         810        201
Eliminate equity method affiliates......................     (636)      (199)       (539)      (128)
                                                           ------      -----      ------      -----
  Consolidated Networks Group...........................      297         64         271         73
                                                           ------      -----      ------      -----
Corporate and Other.....................................       13        (24)          7        (23)
                                                           ------      -----      ------      -----
Consolidated Liberty....................................   $1,830      $ 346      $  877      $ 165
                                                           ======      =====      ======      =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)
BALANCE SHEET INFORMATION

                                                        SEPTEMBER 30, 2004       DECEMBER 31, 2003
                                                      ----------------------   ----------------------
                                                                 INVESTMENTS              INVESTMENTS
                                                       TOTAL         IN         TOTAL         IN
                                                       ASSETS    AFFILIATES     ASSETS    AFFILIATES
                                                      --------   -----------   --------   -----------
                                                                    AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC.................................................  $13,323       $   76     $13,806       $   77
Ascent Media........................................      826            4         741            4
Other consolidated subsidiaries.....................      553           --         593           --
                                                      -------       ------     -------       ------
  Consolidated Interactive Group....................   14,702           80      15,140           81
                                                      -------       ------     -------       ------
NETWORKS GROUP
Starz Encore........................................    2,817           51       2,745           50
Discovery...........................................    3,219           75       3,143           80
Court TV............................................      257           --         272           --
GSN.................................................      109           --         101           --
Other consolidated subsidiaries.....................      191            2         228            1
                                                      -------       ------     -------       ------
  Combined Networks Group...........................    6,593          128       6,489          131
Eliminate equity method affiliates..................   (3,585)         (75)     (3,516)         (80)
                                                      -------       ------     -------       ------
  Consolidated Networks Group.......................    3,008           53       2,973           51
                                                      -------       ------     -------       ------
Corporate and Other.................................   29,422        3,557      32,585        3,482
                                                      -------       ------     -------       ------
Discontinued operations.............................       --           --       3,551           --
                                                      -------       ------     -------       ------
Consolidated Liberty................................  $47,132       $3,690     $54,249       $3,614
                                                      =======       ======     =======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(12) OPERATING SEGMENTS (CONTINUED)
    The following tables provide a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................   $ 346      $ 165      $1,079     $ 358
Stock compensation..........................................      (6)        90         (17)       38
Litigation settlements......................................      --         --          42        --
Depreciation and amortization...............................    (187)      (109)       (558)     (287)
Interest expense............................................    (152)      (149)       (453)     (374)
Share of earnings of affiliates, net........................      20         29          63       117
Gains on dispositions of assets, net........................     389          7         620       100
Nontemporary declines in fair value of investments..........      --         --        (128)      (23)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     239         48        (344)     (457)
Other, net..................................................       4         39          91       111
                                                               -----      -----      ------     -----
Earnings (loss) from continuing operations before income
  taxes and minority interests..............................   $ 653      $ 120      $  395     $(417)
                                                               =====      =====      ======     =====

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

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of electronic retailing, video programming, broadband distribution and other communications companies. In recent years we have shifted our corporate focus to the acquisition and exercise of control over our affiliated companies. A significant step in this process was our September 2003 acquisition of Comcast Corporation's approximate 56% ownership interest in QVC, Inc., which when combined with our previous 42% ownership interest, gave us over 98% control of QVC, and we now consolidate the financial position and results of operations of QVC. In the fourth quarter of 2003, to further align our corporate structure with our operating assets, we organized our businesses into four Groups: Interactive Group, International Group, Networks Group and Corporate and Other.

    On June 7, 2004, we completed the spin off of LMI to our shareholders. Substantially all of the assets and businesses of LMI were attributed to our International Group segment. In connection with the Spin Off, holders of our common stock on June 1, 2004 received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the Spin Off is deemed to have occurred on June 1, 2004, and we recognized no gain or loss in connection with the Spin Off.

    Our condensed consolidated financial statements and accompanying notes have been prepared to reflect LMI as a discontinued operation. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMI have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Our primary businesses in the Interactive Group are QVC and Ascent Media. In addition, we own approximately 20% of IAC/InterActiveCorp, which we account for as an available-for-sale ("AFS") security. In evaluating the prospects and risks for QVC, our 2004 goals include continued international expansion by increasing
(1) the number of customers who have access to and use our service and (2) the average sales per customer. In addition, we hope to find new opportunities for domestic growth, including increasing Internet sales.

    Our primary businesses in the Networks Group are Starz Encore, Discovery, Court TV and GSN. In addition, we own American Depository Shares representing approximately 17% of the shares, including shares that represent approximately 9% of the voting power, of The News Corporation Limited, which we account for as an AFS security. We view the development of digital and interactive services, our ability to expand these networks and increase international distribution, and our ability to increase advertising rates relative to broadcast networks and other cable networks as key opportunities for growth in the coming months and years. We face several key obstacles in our attempt to meet these goals, including: continued consolidation in the broadband and satellite distribution industries, which could make the negotiation of favorable distribution contracts more difficult; the impact on viewer habits of new technologies such as video on demand and personal video recorders; and alternative movie and programming sources.

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

    In addition to the businesses included in the foregoing Groups, we continue to maintain significant investments in public companies such as Time
Warner Inc., Motorola, Inc. and Sprint Corporation, which are accounted for as AFS securities and are included in our Corporate and Other Group. We view these holdings as financial assets that we can monetize and use the resulting proceeds for debt repayments or additional investments in any of our operating Groups.

    Also included in our Corporate and Other Group are our Tech/Ventures assets, which include our consolidated subsidiary TruePosition, Inc., as well as minority stakes in WildBlue Communications, Inc., and IDT Corporation. TruePosition provides equipment and technology that provide location-based services to wireless users. WildBlue Communications plans to provide Internet and data services via satellite to residential and small business customers. IDT Corporation, an AFS investment, is a multinational communications company whose primary businesses are prepaid debit and rechargeable calling cards, wholesale telecommunications carrier services and consumer telephone services.

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

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
Interactive Group...........................................   $1,520      $599      $4,551     $  991
Networks Group..............................................      297       271         868        823
Corporate and Other.........................................       13         7          53         16
                                                               ------      ----      ------     ------
  Consolidated revenue......................................   $1,830      $877      $5,472     $1,830
                                                               ======      ====      ======     ======
OPERATING CASH FLOW (DEFICIT)
Interactive Group...........................................   $  306      $115      $  927     $  164
Networks Group..............................................       64        73         200        278
Corporate and Other.........................................      (24)      (23)        (48)       (84)
                                                               ------      ----      ------     ------
  Consolidated operating cash flow..........................   $  346      $165      $1,079     $  358
                                                               ======      ====      ======     ======
OPERATING INCOME (LOSS)
Interactive Group...........................................   $  142      $ 49      $  439     $    1
Networks Group..............................................       42       119         134        253
Corporate and Other.........................................      (31)      (22)        (27)      (145)
                                                               ------      ----      ------     ------
  Consolidated operating income.............................   $  153      $146      $  546     $  109
                                                               ======      ====      ======     ======

    REVENUE. Our consolidated revenue increased $953 million and $3,642 million for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are due primarily to our September 2003 acquisition of a controlling interest in QVC. Our consolidated financial statements include $1,292 million and $3,864 million of revenue from QVC during the three and nine months ended September 30, 2004, as compared to $400 million for each of the three and nine month periods ended September 30, 2003. In addition, Ascent Media Group's revenue increased $31 million and $91 million for the three and nine months ended September 30, 2004, respectively, and Starz Encore's revenue increased $28 million and $44 million during the same periods. See "OPERATING RESULTS BY BUSINESS GROUP" below for a more complete discussion of these fluctuations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures applied on a Group by Group basis to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $181 million and $721 million during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are due primarily to our acquisition of a controlling interest in QVC, which contributed $271 million and $819 million, respectively, to our consolidated Operating Cash Flow in 2004, as compared to $85 million for each of the three and nine month periods ended September 30, 2003. These increases were partially offset by a decrease in the operating cash flow of our Networks Group, which resulted primarily from Starz Encore's higher programming costs in 2004.

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

    LITIGATION SETTLEMENTS. During the nine months ended September 30, 2004, TruePosition settled a patent infringement lawsuit that resulted in income of $42 million.

    DEPRECIATION AND AMORTIZATION. The increase in depreciation in 2004 is due to increases in our depreciable asset base resulting from (1) the consolidation of QVC and (2) capital expenditures. The increase in amortization in 2004 is due primarily to the consolidation of QVC and amortization of the related intangible assets.

    OPERATING INCOME. Consolidated operating income increased $7 million and $437 million for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are due primarily to our consolidation of QVC in 2003 and gains from litigation settlements. These increases were partially offset by Starz Encore's higher programming costs and an increase in stock compensation.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was $453 million and $374 million, for the nine months ended September 30, 2004 and 2003, respectively. The increase is the net effect of interest on the debt we issued to acquire a controlling interest in QVC and other 2003 debt issuances ($88 million) and an increase in the accretion of our exchangeable debentures ($21 million) partially offset by decreases for 2004 debt repayments ($35 million).

    DIVIDEND AND INTEREST INCOME.  Dividend and interest income was
$114 million and $127 million for the nine months ended September 30, 2004 and 2003, respectively. Interest and dividend income for the nine months ended September 30, 2004 was comprised of interest income earned on invested cash
($24 million), dividends on News Corp. American Depository Shares
($38 million), dividends on ABC Family Worldwide preferred stock ($13 million), dividends on other AFS securities ($22 million), and other ($17 million). In connection with the Spin Off, we contributed 99.9% of our economic interest in the ABC Family Worldwide preferred stock to LMI. Accordingly, this will not be a significant source of dividend income for us in the future.

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. A summary of our share of earnings of affiliates is included below:

                                                                                   NINE MONTHS
                                                                PERCENTAGE            ENDED
                                                               OWNERSHIP AT       SEPTEMBER 30,
                                                              SEPTEMBER 30,    -------------------
                                                                   2004          2004       2003
                                                              --------------   --------   --------
                                                                                   AMOUNTS IN
                                                                                    MILLIONS
Discovery...................................................       50%           $ 57       $ 22
Court TV....................................................       50%             16          7
QVC.........................................................        *              --        107
Other.......................................................     Various          (10)       (19)
                                                                                 ----       ----
                                                                                 $ 63       $117
                                                                                 ====       ====

------------------------

*   No longer an equity affiliate.

    See "OPERATING RESULTS BY BUSINESS GROUP" below for a discussion of our more significant equity method affiliates.

    GAINS ON DISPOSITIONS. Our gains on dispositions in 2004 resulted primarily from the asset exchange with Comcast ($387 million) and dispositions of certain AFS securities. The gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................   $ 221      $(241)
Change in fair value of equity collars......................    (325)      (400)
Change in fair value of put options.........................     (74)        61
Change in fair value of borrowed shares.....................    (152)       (53)
Change in fair value of put spread collars..................       8         12
Change in fair value of other derivatives...................     (22)       164
                                                               -----      -----
                                                               $(344)     $(457)
                                                               =====      =====

    INCOME TAXES. Our effective tax rate was 64.6% for the nine months ended September 30, 2004 and 20.1% for the nine months ended September 30, 2003. Our 2004 effective tax rate exceeds the U.S. federal income tax rate of 35% primarily due to state and foreign taxes. The effective tax rate in 2003 differed from the U.S. federal income tax rate primarily due to state and local tax expense which partially offset our federal tax benefit.

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

    INTERACTIVE GROUP

                                                                THREE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2004       2003       2004       2003
                                                             --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS
REVENUE
QVC(1).....................................................   $1,292     $1,153     $3,864    $ 3,316
Ascent Media...............................................      152        121        458        367
Other consolidated subsidiaries............................       76         78        229        224
                                                              ------     ------     ------    -------
  Combined Interactive Group revenue.......................    1,520      1,352      4,551      3,907
Eliminate revenue of equity method affiliates(1)...........       --       (753)        --     (2,916)
                                                              ------     ------     ------    -------
  Consolidated Interactive Group revenue...................   $1,520     $  599     $4,551    $   991
                                                              ======     ======     ======    =======
OPERATING CASH FLOW
QVC(1).....................................................   $  271     $  234     $  819    $   664
Ascent Media...............................................       23         19         71         55
Other consolidated subsidiaries............................       12         11         37         24
                                                              ------     ------     ------    -------
  Combined Interactive Group operating cash flow...........      306        264        927        743
Eliminate operating cash flow of equity method
  affiliates(1)............................................       --       (149)        --       (579)
                                                              ------     ------     ------    -------
  Consolidated Interactive Group operating cash flow.......   $  306     $  115     $  927    $   164
                                                              ======     ======     ======    =======
OPERATING INCOME (LOSS)
QVC(1).....................................................   $  153     $  191     $  470    $   556
Ascent Media...............................................        5         --         16          1
Other consolidated subsidiaries............................      (16)       (14)       (47)       (63)
                                                              ------     ------     ------    -------
  Combined Interactive Group operating income..............      142        177        439        494
Eliminate operating income of equity method
  affiliates(1)............................................       --       (128)        --       (493)
                                                              ------     ------     ------    -------
  Consolidated Interactive Group operating income..........   $  142     $   49     $  439    $     1
                                                              ======     ======     ======    =======

------------------------

(1) QVC was an equity method affiliate until September 2003 when it became a consolidated subsidiary.

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs. In the United States, the programs are aired through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts live 19 hours a day. In October 2003, QVC-Germany increased its daily broadcast time from 19 hours to 24 hours; and in May 2004, QVC-Japan increased its daily broadcast time from 17 hours to 24 hours. As more fully described in note 3 to the accompanying condensed consolidated financial statements, we acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and we have consolidated QVC's results of operations since that date. Accordingly, increases in the Interactive Group's revenue and expenses for the three and nine months ended September 30, 2004 are primarily the result of the September 2003 acquisition of a controlling interest in QVC.

    The following discussion describes QVC's results of operations for the three and nine months ended September 30, 2004 and 2003. Depreciation and amortization for periods prior and subsequent to our acquisition of Comcast's interest in QVC are not comparable due to the effects of purchase accounting.

                                                                THREE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2004       2003       2004       2003
                                                             --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS
Net revenue................................................   $1,292     $1,153    $ 3,864    $ 3,316
Cost of sales..............................................     (814)      (729)    (2,429)    (2,099)
                                                              ------     ------    -------    -------
  Gross profit.............................................      478        424      1,435      1,217

Operating expenses.........................................     (118)      (106)      (346)      (312)
SG&A expenses..............................................      (89)       (84)      (270)      (241)
Stock compensation.........................................       (8)        --        (25)        --
Depreciation and amortization..............................     (110)       (43)      (324)      (108)
                                                              ------     ------    -------    -------
  Operating income.........................................   $  153     $  191    $   470    $   556
                                                              ======     ======    =======    =======

    Net revenue for the three and nine months ended September 30, 2004 and 2003 includes the following revenue by geographical area:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
QVC-US......................................................   $  932     $  901     $2,794     $2,611
QVC-UK......................................................      112         85        333        247
QVC-Germany.................................................      145        103        452        298
QVC-Japan...................................................      103         64        285        160
                                                               ------     ------     ------     ------
Consolidated................................................   $1,292     $1,153     $3,864     $3,316
                                                               ======     ======     ======     ======

    QVC's consolidated net revenue increased 12.1% and 16.5% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year. The three month increase was driven by a 12.7% increase in the number of units shipped from 28.4 million in 2003 to
32.0 million in 2004. During the nine months ended September 30, 2004, the number of units shipped aggregated 95.3 million, as compared to 82.4 million for the corresponding prior year period. Average sales per subscriber increased in each of QVC's markets for both periods. Returns as a percent of gross product revenue increased from 18.2% to 18.9% for the three months ended September 30, 2004 and decreased from 18.5% to 18.2% for the nine months ended September 30, 2004. While the number of units shipped increased, the average sales price per unit ("ASP") in the U.S. market decreased due to purchases of lower priced items within the home category and a shift in product mix to lower priced apparel and accessories. QVC-Germany and QVC-Japan also experienced a drop in ASP in their respective local currencies. However, these decreases were more than offset by favorable exchange rate fluctuations resulting in an increase in U.S. dollar-denominated ASP in both markets. Each of QVC's markets added subscribers in 2004. The number of homes receiving QVC's services at September 30, 2004 are as follows:

                                                                  HOMES (IN MILLIONS)
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
QVC-US......................................................      87.8            85.9
QVC-UK......................................................      15.1            13.1
QVC-Germany.................................................      35.4            34.6
QVC-Japan...................................................      14.3            11.8

    As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., future growth in U.S. sales will depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service,
(ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital and
(iii) general economic conditions.

    As noted above, during the three and nine months ended September 30, 2004 and 2003 the increases in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                                            PERCENTAGE INCREASE IN NET REVENUE
                                               -------------------------------------------------------------
                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2004              SEPTEMBER 30, 2004
                                               -----------------------------   -----------------------------
                                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                                               ------------   --------------   ------------   --------------
QVC-US.......................................      3.4%                            7.0%
QVC-UK.......................................     31.8%           15.4%           34.8%           18.9%
QVC-Germany..................................     40.8%           30.3%           51.7%           37.5%
QVC-Japan....................................     60.9%           52.2%           78.1%           63.8%

    Gross profit increased from 36.8% of net revenue for the three months ended September 30, 2003 to 37.0% for the three months ended September 30, 2004. For the nine month period, the gross profit percentage increased from 36.7% in 2003 to 37.1% in 2004. These increases in gross profit percentage are primarily the result of a higher product margin due to a shift in the product mix from lower margin home products to higher margin apparel and accessory categories. Reduced warehousing and distribution expenses as a percent of net revenue also contributed to the increases in gross profit margin.

    QVC's operating expenses are comprised of commissions, order processing and customer service, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 11.3% and 10.9% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses decreased to 9.1% from 9.2% for the three months ended September 30, 2004 and 2003, respectively; and decreased to 9.0% from 9.4% for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004, the decrease is primarily due to a decrease in QVC-UK due to the termination of commissions to one distributor and an increase in the mix of non-commissionable sales. For the nine months ended September 30, 2004, the decrease is primarily due to decreased commissions expense as noted above and decreased customer service expenses. As a percentage of net revenue, order processing and customer service expenses decreased in each market in 2004. Such decrease is a result of reduced personnel expense due to increased Internet sales and efficiencies in call handling and staffing.

    QVC's SG&A expenses increased 6.0% and 12.0% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. The majority of these increases is due to increases in personnel, information technology and insurance costs partially offset by lower transponder expenses. Personnel cost increases reflect the addition of personnel to support the increased sales of QVC's foreign operations. Information technology expenditure increases are the result of higher third-party service costs related to various software projects, as well as higher software maintenance fees. In connection with our consolidation of QVC in 2003, transponder leases that previously had been accounted for as operating leases are now accounted for as capital leases pursuant to the provisions of EITF Issue No. 01-8. Accordingly, QVC's transponder expense has decreased while depreciation and interest expense have increased in 2004.

    QVC's depreciation and amortization expense increased for the three and nine months ended September 30, 2004 primarily due to the amortization of intangible assets recorded in connection with our purchase of QVC.

    ASCENT MEDIA. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

    Ascent Media's revenue increased $31 million or 25.6% and $91 million or 24.8% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. The three month increase is due primarily to acquisitions and new business by Ascent Media's Networks Group ($16 million and $10 million, respectively). The nine month increase in revenue is due primarily to Ascent Media's Networks Group acquisitions ($44 million) and other new business ($26 million), as well as increases in projects for feature films and episodic television in Ascent Media's Audio Group ($11 million) and UK Creative Services Group ($8 million).

    Ascent Media's operating expenses increased $21 million or 28.7% and $59 million or 27.3% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. This increase is due to increases in expenses such as personnel and material costs that vary with revenue, as well as the acquisitions by Ascent Media's Networks Group noted above.

    Ascent Media's SG&A expenses increased $6 million or 20.5% and $21 million or 22.5% during the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. This increase is due primarily to the acquisitions by Ascent Media's Networks Group and various individually insignificant increases.

    OTHER. Other consolidated subsidiaries included in the Interactive Group are On Command Corporation, which provides in-room, on demand video entertainment and information services to hotels, motels and resorts; and OpenTV Corp., which provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Other consolidated subsidiary revenue was relatively comparable over the 2004 and 2003 periods. The changes in operating cash flow and operating loss in 2004 for our other consolidated subsidiaries are due to improvements in the operating results of OpenTV.

    NETWORKS GROUP

    The following table combines information regarding our equity method affiliates with our consolidated subsidiaries, which presentation is not in accordance with GAAP. See--"Operating Results by Business Group" above.

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
Starz Encore................................................   $ 245      $ 217     $   715    $   671
Discovery(1)................................................     557        474       1,672      1,391
Court TV(1).................................................      57         48         166        143
GSN(1)......................................................      22         17          65         54
Other consolidated subsidiaries.............................      52         54         153        152
                                                               -----      -----     -------    -------
  Combined Networks Group revenue...........................     933        810       2,771      2,411
Eliminate revenue of equity method affiliates...............    (636)      (539)     (1,903)    (1,588)
                                                               -----      -----     -------    -------
  Consolidated Networks Group revenue.......................   $ 297      $ 271     $   868    $   823
                                                               =====      =====     =======    =======
OPERATING CASH FLOW
Starz Encore................................................   $  62      $  72     $   193    $   269
Discovery(1)................................................     183        116         503        357
Court TV(1).................................................      16         12          44         39
GSN(1)......................................................      --         --           4         --
Other consolidated subsidiaries.............................       2          1           7          9
                                                               -----      -----     -------    -------
  Combined Networks Group operating cash flow...............     263        201         751        674
Eliminate operating cash flow of equity method affiliates...    (199)      (128)       (551)      (396)
                                                               -----      -----     -------    -------
  Consolidated Networks Group operating cash flow...........   $  64      $  73     $   200    $   278
                                                               =====      =====     =======    =======
OPERATING INCOME (LOSS)
Starz Encore................................................   $  46      $ 126     $   147    $   268
Discovery(1)................................................     129         78         325        211
Court TV(1).................................................      12          3          33         20
GSN(1)......................................................      (1)        (1)          3         (1)
Other consolidated subsidiaries.............................      (4)        (7)        (13)       (15)
                                                               -----      -----     -------    -------
  Combined Networks Group operating income..................     182        199         495        483
Eliminate operating income of equity method affiliates......    (140)       (80)       (361)      (230)
                                                               -----      -----     -------    -------
  Consolidated Networks Group operating income..............   $  42      $ 119     $   134    $   253
                                                               =====      =====     =======    =======

------------------------

(1) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at September 30, 2004 are as follows:

    Discovery     50%
    Court TV      50%
    GSN           50%

    STARZ ENCORE. Starz Encore provides premium programming distributed by cable operators, direct-to-home ("DTH") satellite providers and other distributors throughout the United States. The majority of Starz Encore's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors.

    Starz Encore's revenue increased 12.9% and 6.6% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. These increases are primarily due to an increase in the average number of subscription units for Starz Encore's Thematic Multiplex and Encore services. The Thematic Multiplex service is a group of up to 6 channels, each of which exhibits movies based on an individual theme. Total average subscription units, which represent the number of Starz Encore services which are purchased by cable, DTH and other distribution media customers, increased 12.6% during the nine months ended September 30, 2004, as compared to the corresponding period in 2003. In addition, Starz Encore's period-end subscription units have increased 16.3 million units or 10.8% since the end of 2003. These increases in subscription units are due in part to (i) new affiliation agreements between Starz Encore and certain multichannel video program distributors and (ii) participation with distributors in national marketing campaigns and other marketing strategies. Under these new affiliation agreements, Starz Encore has obtained benefits such as more favorable packaging of Starz Encore's services and increased co-operative marketing commitments. Starz Encore is negotiating with certain of its other multichannel video programming distributors, including Echostar Communications whose affiliation agreement expires on December 31, 2004, to obtain similar packaging and increased co-operative marketing commitments. However, no assurance can be given that these negotiations will be successful.

    As noted above, the increase in subscription units is due primarily to subscription units for the Thematic Multiplex service, which has a lower subscription rate than other Starz Encore services. In addition, Starz Encore has entered into fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay a fixed rate regardless of the number of subscribers. The fixed rate is increased annually or semi-annually as the case may be, and the agreements expire in 2006. As such, the percentage increase in average subscriptions exceeds the percentage increase in revenue. Comcast, DirecTV, Echostar Communications and Time Warner Inc. generated 23.9%, 23.7%, 11.3% and 10.0%, respectively, of Starz Encore's revenue for the nine months ended September 30, 2004.

    Starz Encore's period-end subscription units are presented in the table below.

                                                                       SUBSCRIPTIONS
                                                    ---------------------------------------------------
                                                    SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
SERVICE OFFERING                                        2004          2004       2004          2003
----------------                                    -------------   --------   ---------   ------------
                                                                        IN MILLIONS
Thematic Multiplex................................      125.5        122.9       115.2         111.4
Encore............................................       23.9         23.4        21.9          21.9
STARZ!............................................       13.7         13.3        12.3          12.3
Movieplex.........................................        4.2          4.3         4.9           5.4
                                                        -----        -----       -----         -----
                                                        167.3        163.9       154.3         151.0
                                                        =====        =====       =====         =====

    At September 30, 2004, cable, DTH satellite, and other distribution media represented 66.5%, 32.3% and 1.2%, respectively, of Starz Encore's total subscription units.

    Starz Encore's operating expenses increased from $110 million to $150 million or 36.4% and from $315 million to $429 million or 36.2% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to increases in programming costs, which increased from $100 million and $294 million for the three and nine months ended September 30, 2003 to $140 million and $400 million, respectively, in 2004. Such increases are due to (i) increases in the box office performance of movie titles that became available to Starz Encore in 2004, (ii) higher cost per title due to new rate cards for movie titles under certain of its license agreements that were effective for movies made available to Starz Encore in 2004 and
(iii) amortization of deposits previously made under the output agreements. In addition, in the first quarter of 2003, Starz Encore entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million.

    Starz Encore expects its full year 2004 programming costs to be approximately $560 to $570 million, as compared to $398 million in 2003; and it expects that its programming costs in 2005 will exceed the 2004 costs by approximately $125 million to $150 million due to the factors described above. Assuming a similar quantity of movie titles is available to Starz Encore in 2006 and the box office performance of such titles is consistent with the performance in 2005, Starz Encore expects that the increase in its 2006 programming expense will be significantly less than the increases from 2003 to 2004 and from 2004 to 2005. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Encore and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Encore may differ from the amounts noted above. Starz Encore currently does not expect to generate increases in revenue or reductions in other costs to fully offset the programming increases. Accordingly, the increased programming costs are expected to result in a reduction to Starz Encore's operating income in 2005.

    Starz Encore's SG&A expenses decreased from $35 million to $32 million or 8.6% and increased from $87 million to $93 million or 6.9% for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding prior year periods. The three month decrease is due primarily to a one-time payroll tax expense in 2003 and a decrease in bad debt expense partially offset by an increase in sales and marketing expenses. The nine month increase is due primarily to increases in sales and marketing expenses partially offset by decreases in bad debt and payroll tax expense. As noted above, Starz Encore has entered into new affiliation agreements with certain multichannel television distributors, which, in some cases, has resulted in new packaging of Starz Encore's services and increased co-operative marketing commitments. As a result, sales and marketing expenses increased $3 million and $22 million for the three and nine months ended September 30, 2004, respectively, as compared to the corresponding periods in 2003. During the nine months ended September 30, 2004, Starz Encore sold a portion of its pre-petition accounts receivable from Adelphia Communications to an independent third party. Starz Encore had previously provided an allowance against the Adelphia accounts receivable based on Starz Encore's estimate of the amount it would collect. The proceeds from the sale of the Adelphia accounts receivable exceeded the net accounts receivable balance by approximately $8 million, resulting in a corresponding reduction in bad debt expense of $8 million.

    Starz Encore has granted phantom appreciation rights to certain of its officers and employees. Compensation relating to the phantom appreciation rights has been recorded based upon the estimated fair value of Starz Encore. The amount of expense associated with the phantom appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Encore.

    DISCOVERY. Discovery's revenue increased 20.2% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year. The revenue increase was driven by a 15.2% increase in net advertising revenue and a 26.6% increase in net affiliate revenue. The increase in advertising revenue is primarily due to worldwide increases in audience delivery resulting from continued growth in distribution and in ratings at most networks. Affiliate revenue increased due to subscriber growth combined with subscribers moving from free preview status to paying subscribers at the developing domestic networks. Exchange rate fluctuations at the international networks also contributed to the increase in revenue.

    Discovery's operating expense increased 11.3% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year. Such increase is due to a 19.1% increase in programming costs associated with Discovery's continued investment in original programming. This increase was offset by reduced operating costs at the consumer products division associated with the closure of unprofitable stores and cost saving initiatives within the international ventures division. Discovery's SG&A expenses increased 15.3% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year due to increased marketing initiatives at the domestic networks combined with exchange rate fluctuations at the international networks.

    COURT TV. Court TV's revenue increased 16.1% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year. The increase is due to a 19.5% increase in affiliate revenue and a 14.6% increase in advertising revenue. Advertising revenue increased as a result of a 7.5% increase in subscribers combined with continued rating's strength. The subscriber increase also drove the increase in affiliate revenue.

    Court TV's operating expenses, which are comprised primarily of programming costs, increased 13.0% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year. The increase in programming costs is due to continued investment in original and alternative programming. Court TV's SG&A expenses increased 23.6% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year. This increase is due to increased investments in consumer marketing and other promotional efforts as well as increased overhead resulting from the growth of the business. As a percentage of revenue, SG&A expenses increased from 34.7% in the first nine months of 2003 to 36.9% in the comparable period of 2004, primarily due to the increased marketing and promotional costs discussed above.

    GSN. GSN's revenue increased 20.4% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year. This increase is due to a 13.8% increase in advertising revenue and a 28.6% increase in net affiliate revenue. Affiliate revenue increased due to 8.2% growth in subscribers combined with modest rate increases. A decrease in launch support amortization as a percentage of gross affiliate revenue also contributed to the overall growth in net affiliate revenue. Advertising revenue increased due to the subscriber growth combined with a small increase in advertising rates.

    GSN's operating expenses, which are comprised primarily of programming costs, increased 25.3% for the nine months ended September 30, 2004, as compared to the corresponding period in the prior year but were fairly consistent as a percentage of revenue. The increase in operating costs is primarily due to continued investments in programming as GSN rebrands its business. GSN's SG&A expenses were comparable to the prior year. As a percentage of revenue, SG&A expenses decreased from 57.6% in the first nine months of 2003 to 49.5% in 2004. SG&A increases associated with increased marketing efforts were offset by reduced bad debt expenses and general corporate cost savings.

    OTHER. Included in the Networks Group other consolidated subsidiaries is Maxide Acquisition, Inc. (d/b/a DMX Music), which is principally engaged in programming, distributing, and marketing digital and analog music services to homes and businesses. Operating results for our other Networks consolidated subsidiaries were fairly consistent during 2004 and 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

    CORPORATE

    Although our sources of funds include our available cash balances, net cash from operating activities, and dividend and interest receipts, historically we have been dependent upon our financing activities, proceeds from asset sales and monetization of our public investment portfolio, including derivative instruments, to generate sufficient cash resources to meet our cash requirements and planned commitments. With the 2003 repayment of the bank debt of our wholly-owned subsidiaries and our September 2003 acquisition of the controlling interest in QVC, the cash generated by the operating activities of our privately-owned subsidiaries has become an additional source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. During the nine months ended September 30, 2004, we also received cash proceeds of $662 million upon the sale of assets and the settlement of financial instruments related to certain of our available-for-sale securities.

    Our uses of cash in recent years include investments in and advances to affiliates and debt repayments. In this regard, our investments in and advances to cost and equity method affiliates aggregated $931 million and $22 million, respectively, during the nine months ended September 30, 2004. Included in the foregoing amounts is $907 million invested in News Corp.

    In November 2003, we announced our intention to reduce our outstanding consolidated debt balance by approximately $4.5 billion by the end of 2005. We initiated the debt reduction plan during the fourth quarter of 2003 by
(i) redeeming $1.0 billion of floating rate notes that had been issued to Comcast, (ii) repaying $934 million of outstanding bank debt of our wholly-owned subsidiaries, and (iii) retiring approximately $578 million of other outstanding corporate indebtedness. During 2004 through the date of this filing, we have retired $637 million principal amount of our parent company debt for aggregate cash payments of $632 million plus accrued interest. We have also entered into total return debt swaps with respect to $343 million of our public debt, which can be settled and the related debt retired at our option at any time. See--"Quantitative and Qualitative Disclosures about Market Risk--" for further discussion of these arrangements.

    Another use of cash in 2004 related to the July 28, 2004 completion of a transaction with Comcast pursuant to which we repurchased 120.3 million shares of our Series A common stock held by Comcast in exchange for 100% of the stock of one of our subsidiaries, Encore ICCP, Inc. At the time of the exchange, Encore ICCP held our 10% ownership interest in E! Entertainment Television, our 100% ownership interest in International Channel Networks, all of our rights, benefits and obligations under a TCI Music contribution agreement, and $547 million in cash. The transaction also resolved all litigation pending between Comcast and us regarding the TCI Music contribution agreement, to which Comcast succeeded as part of its acquisition of AT&T Broadband in November of 2002.

    Our liquidity needs for the remainder of 2004 include approximately
$300 million to settle our total return debt swaps pursuant to our debt reduction plan, as well as continued funding of our existing investees as they develop and expand their businesses. We may also invest additional amounts in new or existing ventures. However, we are unable to quantify such investments at this time. In addition, during the third quarter of 2004, we sold put options with respect to 12.0 million shares of our Series A common stock for cash proceeds of $3 million. All of these put options remained outstanding at September 30, 2004, had a weighted average put price of approximately $8.78 and had a term of approximately 30 days. When these put options expire, we can, at our option, physically settle them, cash settle them or roll them into new put options.

    We expect that our investing and financing activities, including the aforementioned debt reduction plan, will be funded with a combination of cash on hand, cash provided by operating activities, proceeds from equity collar expirations and dispositions of non-strategic assets. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $111 million in the fourth quarter of 2004, $1,014 million in 2005, $397 million in 2006, $387 million in 2007, $101 million in 2008, and
$4,504 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of September 30, 2004, such borrowing capacity aggregated approximately $6,002 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    Based on currently available information, we expect to receive approximately $165 million in dividend and interest income during the year ended December 31, 2004. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $490 million during the year ended
December 31, 2004, primarily all of which relates to parent company debt.

    Subsequent to our announcement of the aforementioned July 2004 transaction with Comcast, Standard and Poor's Securities, Inc. affirmed its long-term corporate credit rating for our senior debt at the lowest level of investment grade, but cut its rating outlook from stable to negative. On September 10, 2004, Moody's Investors Service, Inc. also cut its rating outlook from stable to negative. Fitch Investors Service, L.P. continues to rate our senior debt at the lowest level of investment grade with a stable outlook. None of our existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in our credit rating. However, any such downgrade could adversely affect our access to the public debt markets and our overall cost of future borrowings.

    SUBSIDIARIES

    At September 30, 2004, Starz Encore had no amounts outstanding and
$325 million available pursuant to its bank credit facility. This bank credit facility contains provisions which limit additional indebtedness, sale of assets, liens, guarantees, and distributions by Starz Encore. Starz Encore's ability to borrow the unused capacity under its bank credit facility is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing. At September 30, 2004, our subsidiary that operates the DMX Music service was not in compliance with three covenants contained in its bank loan agreement. The subsidiary and the participating banks had entered into a forbearance agreement whereby the banks agreed to forbear from exercising certain default-related remedies against the subsidiary. The forbearance agreement expired on June 15, 2004. Liberty and the subsidiary are currently considering options with respect to the DMX business and related financing including, but not limited to, a filing for bankruptcy protection and/or a sale of the assets of the subsidiary. The outstanding balance of the subsidiary's bank facility was $86 million at September 30, 2004.

    EQUITY AFFILIATES

    Various partnerships and other affiliates of ours accounted for using the equity method finance a substantial portion of their acquisitions and capital expenditures through borrowings under their own credit facilities and net cash provided by their operating activities. Notwithstanding the foregoing, certain of our affiliates may require additional capital to finance their operating or investing activities. In the event our affiliates require additional financing and we fail to meet a capital call or other commitment to provide capital or loans to a particular company, such failure may have adverse consequences to us. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Encore has entered into agreements with a number of motion picture producers which obligate Starz Encore to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by

Starz Encore at September 30, 2004 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2004 is payable as follows: $136 million in 2004, $78 million in 2005 and $11 million in 2006.

    Starz Encore has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Encore until some future date. These amounts have not been accrued at September 30, 2004. Starz Encore's estimate of amounts payable under these agreements is as follows: $62 million in 2004; $617 million in 2005; $161 million in 2006;
$120 million in 2007; $108 million in 2008 and $231 million thereafter.

    In addition, Starz Encore is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment from 2005 through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to Starz Encore for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Encore are based on the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Encore is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Encore has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million. Sony is required to exercise this option by December 31, 2007. If made, Starz Encore's payments to Sony would be amortized ratably over the extension period. An extension of this agreement would also result in the payment by Starz Encore of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Encore is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

    Liberty guarantees Starz Encore's film licensing obligations under certain of its studio output agreements. At September 30, 2004, Liberty's guarantee for studio output obligations for films released by such date aggregated
$783 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Encore has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Encore, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At September 30, 2004, the aggregate purchase price of debt securities underlying total return debt swap arrangements, all of which related to our senior notes and debentures, was $291 million. As of such date, we had posted cash collateral equal to $29 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $262 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by an equal amount.

    At September 30, 2004, we guaranteed Y13.6 billion ($124 million) of the bank debt of J-COM, a former equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. In addition, we had agreed to fund up to Y10 billion ($91 million at September 30, 2004) to J-COM in the event J-COM's cash flow (as defined in its bank loan agreement) did not meet certain targets. J-COM believes it has met the required performance criteria, and accordingly our commitment should be reduced to zero as of September 30, 2004. Our investment in J-COM was contributed to LMI in the Spin Off. In connection with the Spin Off, LMI has indemnified us for any amounts we are required to fund under these arrangements.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of September 30, 2004, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,104 million, which had a weighted average stated interest rate of 4.7%. Our variable rate debt of $3,436 million had a weighted average interest rate of 3.1% at September 30, 2004. Had market interest rates been 100 basis points higher (representing an approximate 32% increase over our variable rate debt effective cost of borrowing) throughout the nine months ended September 30, 2004, we would have recognized approximately $27 million of additional interest expense.

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

                                                                          ESTIMATED AGGREGATE FAIR VALUE
                                                              ------------------------------------------------------
                                                                             PUT
                                                                EQUITY      SPREAD      PUT        CALL
                                                              COLLARS(1)   COLLARS    OPTIONS    OPTIONS     TOTAL
                                                              ----------   --------   --------   --------   --------
                                                                               AMOUNTS IN MILLIONS
Fair value at September 30, 2004............................    $2,387       291        (630)      (36)      2,012
5% increase in market prices................................    $2,218       291        (608)      (47)      1,854
10% increase in market prices...............................    $2,049       290        (586)      (59)      1,694
5% decrease in market prices................................    $2,556       291        (652)      (27)      2,168
10% decrease in market prices...............................    $2,725       292        (673)      (20)      2,324

------------------------

(1) Includes narrow-band collars.

    At September 30, 2004, the fair value of our available-for-sale securities was $18,400 million. Had the market price of such securities been 10% lower at September 30, 2004, the aggregate value of such securities would have been $1,840 million lower resulting in a reduction to unrealized gains in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

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

ITEM 4.  CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

    Section 404 of the Sarbanes-Oxley Act of 2002 requires us to assess as of the end of each fiscal year the effectiveness of our internal control over financial reporting, and our independent auditors must attest to such assessment. We must comply with these requirements for the first time in connection with the preparation of our financial statements for the year ending December 31, 2004. We are engaged in a comprehensive effort to comply with
Section 404. Although, we currently believe that our documentation and testing procedures will be completed in a timely manner, and that we will be able to provide an acceptable attestation report regarding the effectiveness of our internal control over financial reporting, we cannot provide you assurance that such results will be achieved. If we are unable to complete the required procedures within the time specified by Section 404, we may be unable to file our Annual Report on Form 10-K by the required deadline. In addition, if upon implementation, our internal control over financial reporting is deemed to not be effective, investor confidence and share value may be negatively affected.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. A final judgment in the case will be entered after the court has ruled on various equitable claims asserted by the parties. Those claims include claims for recovery by the plaintiff based on unjust enrichment and promissory estoppel theories. We believe all the plaintiff's equitable claims to be without merit, but there is no assurance that the court will agree with our position. We do not know whether the plaintiff will appeal the judgment, assuming it is entered in our favor.

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

    The action against AT&T Broadband and Comcast Corporation was resolved in July 2004 in connection with a transaction in which we redeemed 120.3 million shares of our Series A common stock from Comcast in exchange for consideration that included, among other things, our rights under the amended and restated contribution agreement. See note 9 to the accompanying condensed consolidated financial statements.

    DR. LEO KIRCH, INDIVIDUALLY AND AS ASSIGNEE, KGL POOL GMBH, AND INTERNATIONAL TELEVISION TRADING CORP. V. LIBERTY MEDIA CORPORATION, JOHN MALONE, DEUTSCHE BANK, AG, AND DR. ROLF-ERNST BREUER. Dr. Kirch is the primary owner of KirchGroup, a German cable television and media conglomerate. In 2001 and 2002, a series of transactions led to the collapse of KirchGroup's control of much of the German cable market. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition and the transactions with Deutsche Telekom were never consummated. On January 14, 2004, Dr. Kirch, KGL Pool GBH, and International Television Trading Corp. added our company, and our chairman, John C. Malone, to a lawsuit they had initiated against Deutsche Bank and Dr. Breuer on February 3, 2003. In that lawsuit, the plaintiffs' claims against us included, among other things, interference with contract and interference with prospective economic advantage arising from an alleged conspiracy among our company, Dr. Malone, Deutsche Bank and Dr. Breuer pursuant to which we allegedly were involved in effecting the transactions that led to the collapse of the KirchGroup's control of the German cable market in an effort to facilitate our agreements with Deutsche Telekom. Dr. Kirch, KGL Pool and International Television sought damages in an unspecified amount. We and Dr. Malone filed a motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted. That motion, as well as the other defendants' motion to dismiss on the same grounds, was granted by the court on September 24, 2004. The plaintifs have appealed the court's dismissal of the case. We continue to believe that their claims are without merit, and we intend to contest their appeal vigorously.

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

    On February 10, 2004, we filed a complaint in the Delaware Superior Court against NBC to enforce our contractual rights. On August 2, 2004, we entered into an agreement with NBC providing for the settlement of that action. Under that agreement, we received $13 million in full payment of our claim for the period between January 1, 2001 and March 31, 2004. We also agreed to various amendments to the fee agreement on which our claim was based. Those amendments included a reduction of $500,000 in the amount of each quarterly payment otherwise payable to us and the elimination of NBC's right to reduce its payments under the fee agreement based on Comcast's failure to pay amounts owed to NBC with respect to Comcast's carriage of CNBC.

ITEM 2.  CHANGES IN SECURITIES

                                                    ISSUER PURCHASES OF EQUITY SECURITIES
                               --------------------------------------------------------------------------------
                                                                          TOTAL NUMBER          MAXIMUM NUMBER
                                                                           OF SHARES           (OR APPROXIMATE
                                                                          PURCHASED AS         DOLLAR VALUE) OF
                                                                        PART OF PUBLICLY       SHARES THAT MAY
                               TOTAL NUMBER           AVERAGE              ANNOUNCED           YET BE PURCHASED
                                OF SHARES           PRICE PAID              PLANS OR           UNDER THE PLANS
PERIOD                          PURCHASED            PER SHARE              PROGRAMS             OR PROGRAMS
------                         ------------       ---------------       ----------------       ----------------
July 2004...............       120,333,323(1)     See Footnote(1)              N/A                   N/A

------------------------

(1) On July 28, 2004, Liberty completed a transaction with Comcast pursuant to which Liberty repurchased 120,333,323 shares of its Series A common stock held by Comcast in exchange for 100% of the stock of Encore ICCP, Inc. ("Encore ICCP"), a wholly owned subsidiary of Liberty. At the time of the exchange, Encore ICCP held Liberty's 10% ownership interest in E! Entertainment Television, Liberty's 100% ownership interest in International Channel Networks, all of Liberty's rights, benefits and obligations under a TCI Music contribution agreement, and $547 million of cash. The transaction also resolved all litigation pending between Comcast and Liberty regarding the TCI Music contribution agreement, to which Comcast succeeded as part of its acquisition of AT&T Broadband in November of 2002.

ITEM 6.  EXHIBITS

(a) Exhibits

    31.1  Rule 13a-14(a)/15d-14(a) Certification.

    31.2  Rule 13a-14(a)/15d-14(a) Certification.

    31.3  Rule 13a-14(a)/15d-14(a) Certification.

    32   Section 1350 Certification.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LIBERTY MEDIA CORPORATION

Date: November 9, 2004                         By:                /s/ CHARLES Y. TANABE
                                                    ------------------------------------------------
                                                                    Charles Y. Tanabe
                                                        SENIOR VICE PRESIDENT AND GENERAL COUNSEL

Date: November 9, 2004                         By:               /s/ DAVID J.A. FLOWERS
                                                    ------------------------------------------------
                                                                   David J.A. Flowers
                                                           SENIOR VICE PRESIDENT AND TREASURER
                                                              (PRINCIPAL FINANCIAL OFFICER)

Date: November 9, 2004                         By:              /s/ CHRISTOPHER W. SHEAN
                                                    ------------------------------------------------
                                                                  Christopher W. Shean
                                                          SENIOR VICE PRESIDENT AND CONTROLLER
                                                             (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1   Rule 13a-14(a)/15d-14(a) Certification.

31.2   Rule 13a-14(a)/15d-14(a) Certification.

31.3   Rule 13a-14(a)/15d-14(a) Certification.

32    Section 1350 Certification.