Form 10-Q/A
period 2004-06-30
LIBERTY MEDIA CORP /DE/
filed 2004-12-10
CIK 1082114

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   F O R M 10-Q/A
                                 (Amendment No. 1)


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

     Indicate by check mark whether the Registrant is an accelerated filer as
defined in Rule 12b-2 of the Exchange Act.  Yes  X    No
                                                ---

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

                                             LIBERTY MEDIA CORPORATION


Date: December 10, 2004                  By: /s/ Christopher W. Shean
                                            ------------------------
                                                 Christopher W. Shean
                                                  Senior Vice President
                                                  and Controller
                                                  (Principal Accounting Officer)

                                      LIBERTY MEDIA CORPORATION



PART II - OTHER INFORMATION


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held on June 9, 2004, the following matters were voted upon and approved by the stockholders of the Company:

         Election of the following to the Company's Board of Directors:


                                 Votes for             Votes withheld
                                 ---------             --------------
         Robert R. Bennett     3,332,180,287             375,491,926
         Paul A. Gould         3,651,056,092              56,616,121
         John C. Malone        3,330,879,469             376,792,744


         The foregoing nominees also served on our board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Donne F. Fisher, Gary S. Howard, David E. Rapley, M. LaVoy Robison and Larry E. Romrell. Broker non-votes had no effect on voting for the election of directors, and abstentions have been treated as votes withheld.

         Approval of the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004) (3,077,565,159 votes For; 621,832,543 votes Against (including broker non-votes); and 8,274,511 Abstentions).

         Ratification of KPMG LLP as the Company's independent auditors for the fiscal year ended December 31, 2004 (3,571,584,463 votes For; 132,546,650 votes Against; and 3,541,100 Abstentions). There were no broker non-votes with respect to this proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             31.1   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
             31.2   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
             31.3   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
             32     Section 1350 Certification, previously filed.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

                      Date               Item             Financial
               filed or furnished      reported       statements filed
               ------------------      --------       ----------------
           May 10, 2004*                Item 12             None.

------------
* These Reports on Form 8-K or portions of these Reports on Form 8-K were "furnished" to the Securities and Exchange Commission, and are not to be deemed (1) "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section or (2) incorporated by reference into any filing by Liberty under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                                       EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.2   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.3   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
32     Section 1350 Certification, previously filed.