Form 10-K
period 2004-12-31
LIBERTY MEDIA CORP /DE/
filed 2005-03-15
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    Registrant's telephone number, including area code: (720) 875-5400

    Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
Series A Common Stock, par value $.01 per share              New York Stock Exchange
Series B Common Stock, par value $.01 per share              New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

    The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on February 28, 2005, was approximately $27,076,000,000.

    The number of shares outstanding of Liberty Media Corporation's common stock as of February 28, 2005 was:

                Series A Common Stock--2,678,923,910 shares; and
                   Series B Common Stock--121,062,825 shares.

                      Documents Incorporated by Reference
   The Registrant's definitive proxy statement for its 2005 Annual Meeting of
                             Shareholders is hereby
   incorporated by reference into Part III of this Annual Report on Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LIBERTY MEDIA CORPORATION
                        2004 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I
Item 1.   Business....................................................  I-1
Item 2.   Properties..................................................  I-18
Item 3.   Legal Proceedings...........................................  I-19
Item 4.   Submission of Matters to a Vote of Security Holders.........  I-20

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................  II-1
Item 6.   Selected Financial Data.....................................  II-2
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  II-3
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................  II-26
Item 8.   Financial Statements and Supplementary Data.................  II-30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  II-30
Item 9A.  Controls and Procedures.....................................  II-30
Item 9B.  Other Information...........................................  II-30

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........  III-1
Item 11.  Executive Compensation......................................  III-1
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  III-1
Item 13.  Certain Relationships and Related Transactions..............  III-1
Item 14.  Principal Accounting Fees and Services......................  III-1

                                    PART IV
Item 15.  Exhibits and Financial Statement Schedules..................  IV-1

                                    PART I.

ITEM 1. BUSINESS.

    (a) GENERAL DEVELOPMENT OF BUSINESS

    Liberty Media Corporation is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Through our subsidiaries, we operate in the United States, Europe and Asia. Our principal assets include interests in QVC, Inc., Starz Entertainment Group LLC, Ascent Media Group, Inc., Discovery Communications, Inc., Court Television Network, GSN, IAC/InterActiveCorp and News Corporation.

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

    RECENT DEVELOPMENTS

    On June 7, 2004, we completed the spin off of Liberty Media
International, Inc., one of our wholly-owned subsidiaries, which we refer to as LMI. In connection with this spin off transaction, holders of our common stock on June 1, 2004 received 0.05 of a share of LMI Series A common stock for each share of our Series A common stock owned on June 1, 2004 and 0.05 of a share of LMI Series B common stock for each share of our Series B common stock owned on June 1, 2004. At the time of the spin off, LMI owned substantially all of our international broadband distribution and international video programming assets and businesses. In addition, we also contributed certain monetary assets to LMI in connection with the spin off. See note 5 to the accompanying consolidated financial statements for more information on the LMI spin off.

    During 2004, we continued executing a debt reduction program that we announced and initiated in the fourth quarter of 2003. During 2004 and pursuant to this program, we retired $1.0 billion of our parent company debt for aggregate cash payments of $994 million. Since the inception of the program, we have retired $3.51 billion of parent and subsidiary debt. We currently expect to complete our debt reduction program by retiring $1.0 billion of additional debt in 2005.

    On July 28, 2004, we completed a transaction with Comcast Corporation pursuant to which we repurchased 120.3 million shares of our Series A common stock held by Comcast in exchange for 100% of the equity of Encore ICCP, Inc., one of our subsidiaries. At the time of the exchange, Encore ICCP held our 10% ownership interest in E! Entertainment Television, our 100% ownership interest in International Channel Networks, all of our rights, benefits and obligations under a TCI Music contribution agreement and $547 million in cash. The transaction also resolved all litigation pending between Comcast and us regarding the TCI Music contribution agreement, to which Comcast had succeeded as part of its acquisition of AT&T Broadband in November of 2002.

    In December 2004, we exchanged 86.9 million shares of News Corporation non-voting stock with a fair market value of $1,608 million for 92 million shares of News Corp. voting stock with a fair market value of $1,749 million through a total return equity swap. We currently have an approximate 17% economic interest and an approximate 18% voting interest in News Corp.

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

    - changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, and their impact on television advertising revenue and home shopping networks;

    - increased digital TV penetration and the impact on channel positioning of our networks;

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

    - fluctuations in foreign currency exchange rates and political unrest in international markets;

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

    This Annual Report includes information concerning OpenTV Corp. and other public companies that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

    (b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

    Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. We have divided our businesses into three Groups based upon each businesses' services or products: Interactive Group, Networks Group and Corporate and Other. In analyzing our operating results, our management reviews the combined results of operations of each of these Groups (including consolidated subsidiaries and equity method affiliates), as well as the results of operations of each individual business in each Group.

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

    (c) NARRATIVE DESCRIPTION OF BUSINESS

    Our subsidiaries, significant equity affiliates and other assets are divided into three Groups: the Interactive Group, the Networks Group and Corporate and Other (which includes our technology assets). The following table identifies the more significant businesses included in each of these Groups.

       INTERACTIVE GROUP

       QVC, Inc.
       Ascent Media Group, Inc.
       On Command Corporation
       OpenTV Corp. (Nasdaq:OPTV)
       IAC/InterActiveCorp (Nasdaq:IACI)

       NETWORKS GROUP

       Starz Entertainment Group LLC (f/k/a Starz Encore Group LLC) Discovery Communications, Inc.
       Courtroom Television Network, LLC
       GSN, LLC
       News Corporation (NYSE:NWS; NYSE:NWSa)

       CORPORATE AND OTHER

       TruePosition, Inc.
       WildBlue Communications, Inc.
       IDT Corporation (NYSE: IDT-C)
       Time Warner Inc (NYSE:TWX)
       Sprint Corporation (NYSE:FON)
       Viacom, Inc. (NYSE:VIAb)

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

    QVC, INC.

    QVC, Inc. and its subsidiaries market and sell a wide variety of consumer products in the U.S. and several foreign countries primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC networks as well as other items that are available from QVC only via its websites. For the year ended December 31, 2004, approximately 15% of QVC's domestic revenue and approximately 13% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

    QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. In the year ended December 31, 2004, home, apparel/accessories and jewelry accounted for approximately 47%, 32% and 21%, respectively, of QVC's net revenue generated by its United States operations. QVC offers products in each of these merchandise groups that are exclusive to QVC as well as popular brand name products. QVC's exclusive products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

    QVC distributes its television programs, via satellite or optical fiber, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected, non-preemptible transponder on a domestic satellite. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same lessor if one is available at the time of the failure. QVC's international business units each lease uplinking facilities from third parties for their uplinking and transmit their programming to non-preemptible transponders on five international satellites. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a "protected" failure. QVC's transponder lease for its domestic transponder expires in 2019. QVC's transponder leases for its international transponders expire in 2006 through 2013.

    QVC enters into long-term affiliation agreements with satellite and cable television operators who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2005 to 2014. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future.

    In return for carrying the QVC signals, each programming distributor in the United States, the UK and Germany receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In Japan, some programming distributors receive an agreed upon monthly fee per subscriber regardless of the net sales, while others earn a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "browsing" and that a channel position near broadcast and more popular cable networks increases the likelihood of such purchases. As more U.S. cable operators convert their analog customers to digital, channel positioning will become more critical due to the increased channel options on the digital line-up.

    QVC's shopping programs are telecast 24 hours a day to 88 million homes in the United States. QVC Shopping Channel reaches 16 million households in the United Kingdom and the Republic of Ireland and is broadcast live 19 hours a day. QVC Deutschland GmbH, QVC's shopping network in Germany, reaches 36 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches 15 million households and is broadcast live 24 hours a day.

    QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. QVC also has one phone center in each of the UK and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 38% of all orders taken. QVC has seven distribution centers worldwide and is able to ship approximately 90% of its orders within 48 hours.

    QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned 22%-23% of its revenue in each of the first three quarters of the year and 32%-33% of its revenue in the fourth quarter of the year.

    We have an approximate 98% ownership interest in QVC. The QVC management team owns the remaining interest.

    ASCENT MEDIA GROUP, INC.

    Ascent Media Group, Inc. is a wholly-owned subsidiary, which through its Creative Services group, Media Management Services group and Networks Services group, provides creative, management and distribution services to the media and entertainment industries. Its clients include major motion picture studios, independent producers, broadcast networks, cable channels, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content.

    Ascent Media's Creative Services group provides services necessary to complete the creation of original media content. Creative Services is comprised of several boutique branded companies that operate in the United States, Mexico and the United Kingdom, with primary operations in Los Angeles, New York and London. The Creative Services companies provide services for feature films, independent and documentary films, episodic television, movies-of-the-week and mini-series, television specials, commercials, music videos, interstitial and promotional material, and identity, corporate image campaigns, and interactive games and new media. Many of the Creative Services companies provide services that include creative editorial, transferring film to digital media, creating visual effects, and assembling source material into final form. The Creative Sound Services companies provide services that include sound design, supervision and editorial services, sound recording and re-recording, and music recording, and maintaining a large sound effects library used by producers in over 35 countries.

    The Media Management Services group provides owners of content libraries with an entire complement of services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. This group's services include providing access to all forms of content, duplication and formatting services, language conversions and laybacks, captioning and subtitling, restoration and preservation of old or damaged content and other laboratory services, mastering from motion picture film to high resolution or data formats, DVD menu design and interactive services, and digital audio and video encoding services. The group's emerging media services include digital media management for global home video, broadcast, pay-per-view, video-on-demand (VOD), streaming media and other new media distribution channels.

    The Network Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber and satellite to end users in North America, Europe and Asia. Network Services' facilities and major video switching centers supply the broadcast operations support needed to reliably distribute cable and DTH programming. Related services include: network origination and master control; language translation and subtitling; on-air promotion and post-production services; fiber transport; uplink and satellite transponder services. The division also provides systems integration and field service support, encompassing technology consulting services; the design and implementation of advanced video systems; engineering project management; an around-the-clock call center, technical help desk, and over 40 field service locations, as well as broadcast and industrial video equipment rentals. Ascent Media Network Services has operations, teleport and office facilities in New York, New Jersey, Connecticut, Minnesota, Florida, California, London and Singapore.

    Ascent Media's groups earn revenue through the provision of the aforementioned services. Ascent Media's primary expenses are personnel, materials and equipment costs. No single customer accounted for more than 10% of Ascent Media's consolidated revenue in 2004.

    The demand for Ascent Media's core motion picture services has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter), and lower in the winter and summer, corresponding to Ascent Media's first and third fiscal quarters, respectively. Similarly, demand for Ascent Media's television program services is higher in the first and fourth quarters and lower in the summer, or third quarter. However, recent trends in the demand for television program services may result in increased business for Ascent Media in the summer. In addition, the timing of projects in Ascent Media's Media Management Services Group and Network Services Group are beginning to offset the quarters in which there has been historically lower demand for Ascent Media's motion picture and television services. Accordingly, Ascent Media expects to experience less dramatic quarterly fluctuations in its operating performance in the future.

    ON COMMAND CORPORATION

    On Command Corporation, a wholly-owned subsidiary, is a leading provider (based on number of hotel rooms served) of in-room video entertainment and information services to hotels, motels and resorts (which we collectively refer to as hotels) in the United States. On Command's base of installed rooms was approximately 831,000 rooms at December 31, 2004.

    On Command provides in-room video entertainment and information services on two main technology platforms: the OCX video system and the OCV video system. The OCX video system is a digital platform that provides enhanced multimedia applications, including an improved graphical interface for movies and games, digital music, television-based Internet with a wireless keyboard and other guest services. The OCV video system is a video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. In addition, both of On Command's platforms provide for in-room viewing of select cable channels (such as HBO, Starz, ESPN, CNN, Disney Channel and Discovery). At December 31, 2004, On Command provided its OCX and OCV video systems in 427,000 and 404,000 rooms, respectively.

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

    On Command primarily provides its services under long-term contracts to hotel corporations, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Six Continents, Hyatt, Wyndham, Starwood, Radisson, Fairmont, Four Seasons and other select hotels. On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit On Command to set its prices. On Command's contracts with hotels typically set forth the terms governing On Command's provision of free-to-guest programming as well. At December 31, 2004, contracts covering approximately 31% of On Command's installed rooms have expired, or are scheduled to expire, if not otherwise renewed, during the two-year period ending December 31, 2006. Marriott, Hilton and Hyatt accounted for approximately 35%, 8% and 8% respectively, of On Command's room revenues for the year ended December 31, 2004. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

    On Command's master contract with Hilton Hotels Corporation expired on April 27, 2000. In October 2000, Hilton announced that it would not be renewing its master contract with On Command. On Command currently provides service to approximately 48,000 rooms in 207 hotels that are owned, managed or franchised by Hilton. Hotel contracts are written at the individual hotel level and expirations will occur over an extended period of time depending on the installation date of the individual hotel. On Command expects that hotels owned by Hilton will not renew their contracts as they expire. Hotels that are managed or franchised by Hilton are not precluded from renewing their contracts with On Command, but On Command cannot predict the number of managed and franchised Hilton hotels that will renew.

    OPENTV CORP.

    OpenTV provides technology, content and applications, and services that enable digital television network operators to deliver and manage interactive television services on all major digital television platforms--cable, satellite and terrestrial--in all major geographic areas of the world. OpenTV's software products, including its core middleware and its interactive service platform, have been shipped in more than 50 million digital set-top boxes worldwide. OpenTV offers its customers a comprehensive suite of interactive and enhanced television solutions that leverage its proprietary software and technologies and worldwide patent portfolio. OpenTV's core software products enable network operators to manage the creation and delivery of interactive and enhanced television services to their subscribers. OpenTV develops and manages branded television channels that allow viewers to play interactive games, and it offers applications that enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and engage in other interactive services, including fixed-odds gaming, through their televisions. OpenTV also recently began efforts to market and commercially deploy targeted and addressable advertising solutions and research analyses detailing how viewers engage and interact with programs and advertisements. To complement its technologies and interactive content and applications, OpenTV also offers a full suite of professional engineering and consulting services. These services allow OpenTV to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators.

    OpenTV derives revenue from (1) royalties from the sale of set-top boxes that incorporate OpenTV software; (2) fees for consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance and support for set-top box manufacturers; (3) channel fees from consumers of the PlayJam interactive games channel who pay to play games and register for prizes; and (4) license fees from the sale of products such as Device Mosaic, OpenTV Core, OpenTV Measure and various applications, including OpenTV Publisher. Sky Italia, BSkyB and Echostar accounted for 18%, 17% and 15%, respectively, of OpenTV's revenue in 2004.

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

    We own shares of OpenTV's Class A common stock and Class B common stock, representing an approximate 32% equity interest and an approximate 79% voting interest in OpenTV. Each share of OpenTV Class B common stock has 10 votes per share and is convertible into one share of OpenTV Class A common stock, which has one vote per share.

    IAC/INTERACTIVECORP

    IAC/InterActiveCorp, in which we have an approximate 20% ownership interest, is a multi-brand interactive commerce company transacting business worldwide via the Internet, television and the telephone. IAC's portfolio of companies collectively enables direct-to-consumer transactions across many areas, including home shopping, ticketing, personals, travel, teleservices and local services.

    IAC consists of the following segments:

    - IAC Travel, which includes Expedia.com, Hotels.com, Hotwire and Interval International;

    - Electronic Retailing, which includes HSN U.S. and HSN International;

    - Ticketing, which includes Ticketmaster;

    - Personals, which includes Match.com;

    - IAC Local and Media Services, which includes Citysearch, Evite, Entertainment Publications, TripAdvisor and ServiceMagic;

    - Financial Services and Real Estate, which includes Lending Tree;

    - Teleservices, which includes Precision Response Corporation; and

    - Interactive Development.

    IAC's businesses largely act as intermediaries between suppliers and consumers. IAC aggregates supply from a variety of sources and captures consumer demand across a variety of channels. In December 2004, IAC announced that its Board of Directors had approved a spin-off plan to separate IAC into two publicly traded companies, Expedia (which would include the IAC Travel business) and IAC.

                                 NETWORKS GROUP

    Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's analog or digital package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Whether a programming service is a basic or premium channel, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Premium services do not sell advertising and primarily generate their revenue from subscriber fees. A basic programming service may derive a significant portion of its revenue from the sale of advertising and may receive only limited amounts of revenue from subscriber license fees. It should be noted, however, that the sale of advertising by these services is only made possible through their affiliation with distributors. Thus the continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements.

    STARZ ENTERTAINMENT GROUP LLC (F/K/A STARZ ENCORE GROUP LLC)

    Starz Entertainment Group LLC, a wholly-owned subsidiary, provides premium movie networks distributed by cable, direct-to-home satellite, or DTH, and other distribution media in the United States. It currently owns and operates 14 full-time domestic movie channels, consisting of STARZ!, primarily a first-run movie service; ENCORE, which airs first-run movies and classic contemporary movies; a number of thematic multiplex channels, a group of channels, each of which exhibits movies based upon individual themes; and MOVIEPLEX, a "theme by day" channel featuring a different ENCORE or thematic multiplex channel each day, on a weekly rotation. Starz Entertainment has launched a Starz On Demand service, as well as high definition feeds of certain of its channels. In addition, in June 2004, Starz Entertainment made STARZ! and Starz On Demand available over the Internet in a subscription package called STARZ! Ticket. At December 31, 2004, Starz Entertainment had 172.8 million subscription units of which approximately 75% were subscription units for the thematic multiplex channels and the remainder were comprised of subscription units for STARZ!, ENCORE and MOVIEPLEX. Subscription units represent the number of Starz Entertainment services which are purchased by cable, DTH and other distribution media customers.

    The majority of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems, including Comcast Cable, DirecTV, Echostar, Time Warner, Charter Communications, Cox Communications, Adelphia Communications, Cablevision Systems, Insight Communications, Mediacom Communications and the National Cable Television Cooperative. The majority of Starz Entertainment's affiliation agreements, including its agreements with Comcast Cable, DirecTV and Echostar, provide for payments based on the number of subscribers that receive Starz Entertainment's services and expire between June 2005 and December 2010. For the year ended December 31, 2004, Starz Entertainment earned 24%, 24% and 11% of its total revenue from Comcast, DirecTV and Echostar, respectively.

    The costs of acquiring rights to programming are Starz Entertainment's principal expenses. In order to exhibit theatrical motion pictures, Starz Entertainment enters into agreements to acquire rights from major and independent motion picture producers. Starz Entertainment currently has access to approximately 4,750 movies through long-term licensing agreements. Eighty three percent of the first-run output titles available to Starz Entertainment for airing are available pursuant to exclusive licenses from Hollywood Pictures, Touchstone Pictures, Miramax Films, Disney, Revolution Studios, Universal Studios, New Line Cinema and Fine Line Cinema. Starz Entertainment also has exclusive rights to air first-run output from four independent studios and has licensed the exclusive rights to first-run output from Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics for pay television availabilities beginning on January 1, 2006. Starz Entertainment's agreements with Universal Studios, New Line Cinema, and Fine Line Cinema expire December 31, 2005 for pay television availabilities. Its remaining output agreements expire between 2006 and 2011, with extensions, at the option of the respective studio, potentially extending the expiration date of certain of these agreements to 2014.

    Starz Entertainment uplinks its programming to ten transponders on three domestic communications satellites. Starz Entertainment leases its transponders under long-term lease agreements. At December 31, 2004, Starz Entertainment's transponder leases had termination dates ranging from 2018 to 2021. Starz Entertainment transmits to these transponders from its uplink center in Englewood, Colorado.

    DISCOVERY COMMUNICATIONS, INC.

    Discovery Communications, Inc. is a global media and entertainment company whose operations are organized into four business units: Discovery Networks U.S., Discovery International Networks, Discovery Commerce and Discovery Education. Discovery has grown from its core property, DISCOVERY CHANNEL, to current global operations in over 160 countries with over 1 billion total cumulative subscription units, that include subscription units carried by joint venture networks and subscription units that are reached through branded programming blocks in China. Discovery subscription units are carried under various pricing plans that include free periods and free carriage.

    Discovery produces original programming and acquires content from numerous producers worldwide that is tailored to the specific needs of viewers around the globe. Discovery has 21 network entertainment brands including TLC, ANIMAL PLANET, TRAVEL CHANNEL, DISCOVERY HEALTH CHANNEL, DISCOVERY KIDS, and a family of digital channels. Discovery's networks are carried by the largest cable television and satellite distributors in the United States and abroad. Discovery also distributes BBC AMERICA in the United States.

    Discovery earns revenue from the sale of advertising on its network, from affiliation agreements with cable television and direct-to-home satellite operators and by licensing its programs for international distribution. Discovery's affiliation agreements typically have terms of 3 to 10 years and provide for payments based on the number of subscribers that receive Discovery's services. No single distributor represented more than 10% of Discovery's consolidated revenue for the year ended December 31, 2004.

    Discovery's other properties consist of DISCOVERY.COM and approximately 115 retail outlets that offer lifestyle, health, science and education oriented products, as well as products related to other programming offered by Discovery. Additionally, Discovery's newest division, Discovery Education, distributes educational materials to over 85,000 schools in the United States and to schools in 19 countries around the world.

    We hold a 50% interest in Discovery. Cox Communications, Inc. and Advance/Newhouse Programming Partnership each hold a 25% interest in Discovery.

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

    COURTROOM TELEVISION NETWORK, LLC

    Courtroom Television Network, LLC owns and operates Court TV, a basic cable network that provides informative and entertaining programming based on the American legal system. Court TV's day-time programming focuses on trial coverage. Night-time programming includes original programming such as FORENSIC FILES and PSYCHIC DETECTIVES, original movies such as EXONERATED and GUILT BY ASSOCIATION, reality-based documentary specials and off-network series such as NYPD BLUE and COPS. Court TV was launched in 1991, and as of December 31, 2004 had nearly 83 million subscribers. Court TV earns revenue from the sale of advertising on its network, from affiliation agreements with cable television and direct-to-home satellite operators and by licensing its programs for international distribution. At December 31, 2004, Court TV's affiliation agreements have remaining terms of one to six years and provide for payments based on the number of subscribers that receive Court TV's services. No single distributor represented more than 10% of Court TV's consolidated revenue for 2004.

    We and Time Warner Entertainment each own 50% of Court Television Network. Pursuant to Court Television Network's operating agreement, no action may be taken with respect to certain material matters without our approval and that of Time Warner Entertainment. Also pursuant to Court

Television Network's operating agreement, each member has a right of first offer with respect to any proposed transfer by the other member of its interest in Court Television Network other than to an affiliate of the transferring member or to NBC Cable Courtroom Holdings, Inc. upon exercise of its option (as described below). In addition, at any time after January 7, 2006, we may require Time Warner Entertainment to purchase all but not less than all of our ownership interest, and Time Warner Entertainment may require us to sell all but not less than all of our ownership interest, in Court Television Network. Furthermore, pursuant to an option agreement among us, Time Warner Entertainment, Court Television Network and NBC Cable Courtroom, NBC Cable Courtroom has the option to purchase a 50.1% voting interest in Court Television Network, if on or before August 31, 2005, we and Time Warner Entertainment convert the service distributed by Court Television Network into a service that provides regularly scheduled general business or financial news or personal finance programming. In addition, if NBC Cable Courtroom exercises its right under the option agreement and becomes a member of Court Television Network, neither we nor Time Warner Entertainment may transfer all or any part of our interest to the other, or more than 50% of our interest to a third party, without first offering to include a portion of NBC Cable Courtroom's membership interest in the sale.

    GSN, LLC

    GSN, LLC owns and operates GSN. With more than 56 million subscribers as of December 31, 2004, GSN is a basic cable network dedicated to game-related programming and interactive game playing. GSN offers 24-hour cable programming consisting of game shows, casino games, reality series, documentaries and other game-related shows. GSN currently features 84 hours per week of interactive programming, which allows viewers a chance to win prizes by playing along with GSN's televised games. Players can play along using their remote control through a digital cable box or by using their computer at GSN.com. GSN's interactive programming is expected to expand to 24 hours per day beginning in the second quarter of 2005.

    GSN's revenue is derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems and from the sale of advertising on its network. GSN's affiliation agreements provide for payments based on the number of subscribers that receive GSN's services and expire between 2005 and 2008. GSN is currently out of contract with an affiliate that accounts for approximately 24% of GSN's current subscriber base, and is in negotiations for the renewal of such contract. For the year ended December 31, 2004, GSN earned 11% of its total revenue from DirectTV.

    We and Sony Pictures Entertainment, a division of Sony Corporation of America, which is a subsidiary of Sony Corporation, each own 50% of GSN, LLC. GSN's day-to-day operations are managed by a management committee of its board of managers. Pursuant to GSN's operating agreement, we and Sony each have the right to designate half of the members of the management committee. Also pursuant to the operating agreement, we and Sony have agreed that direct transfers of our interests in GSN and certain indirect transfers that result in a change of control of the transferring party are subject to a right of first refusal in favor of the non-transferring member.

    NEWS CORPORATION

    News Corp. is a diversified international media and entertainment company with operations in eight industry segments, including filmed entertainment, television, cable network programming, direct broadcast satellite television, magazines and inserts, newspapers, book publishing and other. News Corp.'s activities are conducted principally in the United States, Continental Europe, the United Kingdom, Asia, Australia and the Pacific Basin. News Corp. is a holding company that conducts all of its activities through subsidiaries and affiliates. Its principal subsidiaries and affiliates are Fox Entertainment Group, Inc., Twentieth Century Fox Film Corporation, Fox Television
Holdings, Inc., Fox Broadcasting Company, Fox Sports Networks, Inc., NDS Group plc, News America Marketing In-Store

Services, Inc., News America Marketing FSI, Inc., News International Limited, News Limited, HarperCollins Publishers, Inc., HarperCollins Publishers Limited, STAR Group Limited, BSkyB and The DIRECTV Group.

                              CORPORATE AND OTHER

    TRUEPOSITION, INC.

    TruePosition, Inc., a consolidated subsidiary, develops and markets technology for locating wireless phones and other wireless devices, enabling wireless carriers, application providers and other enterprises to provide E-911 and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to an FCC mandate requiring wireless carriers to implement wireless location capability. Cingular Wireless began deploying TruePosition's technology in late 2002 and throughout 2003 and 2004, and T-Mobile USA began deploying such technology in 2003 and throughout 2004. In addition, two smaller wireless carriers deployed TruePosition's technology in 2004. Although many of these services have not yet been developed, TruePosition's wireless location technology can also be used to implement a number of commercial location based services including (1) convenience/information services such as "concierge" and "personal navigation" which identify and provide directions to the nearest restaurant, ATM, or gas station or allow travelers to obtain other information specific to their location; (2) corporate applications, such as fleet or asset tracking which could enable enterprises to better manage mobile assets to optimize service or cut costs; (3) entertainment/community services such as "friend finder" or "m-dating" which could allow mobile users to create a localized community of people with similar interests and receive notification when another group member is close-by; (4) mobile commerce services which could help users shop or purchase goods or services from the retailer closest to their current location; and (5) safety related applications which could help public or private safety organizations find or track mobile users in need of assistance or help locate stolen property.

    The TruePosition-Registered Trademark- Finder-TM- system is a passive overlay system designed to enable mobile wireless service providers to determine the location of wireless devices, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Finder-TM- system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards this information in real time to application software. TruePosition technology offerings cover all of the major wireless air interfaces such as Time Division Multiple Access (TDMA), Code Division Multiple Access (CDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

    We own approximately 89% of the common equity of TruePosition and 100% of the TruePosition preferred stock with a liquidation preference of $347 million at December 31, 2004.

REGULATORY MATTERS

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

    REGULATION OF PROGRAM LICENSING. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules.

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

    REGULATION OF CARRIAGE OF BROADCAST STATIONS. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. On January 18, 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC denied mandatory dual carriage of a television station's analog and digital signals during the digital television transition and also denied mandatory carriage of all of a television station's digital signals, other than its "primary" signal. Television station owners may seek judicial review or legislative change of the FCC's decision.

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

    A LA CARTE PROCEEDING. In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "a la carte", i.e. on an individual or small tier basis. The Media Bureau released a report on November 19, 2004, which concluded that a la carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. Although the FCC concluded this proceeding, it is possible that Congress may consider a la carte proposals in the future.

    COPYRIGHT REGULATION. The programming companies in which we have interests must obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and the Society of European Stage Authors and Composers (SESAC), each with rights to the music of various artists. Although the programming companies in which we have interests generally have obtained the necessary rights through separate agreements with ASCAP, BMI and SESAC, certain of the agreements are being negotiated on an industry-wide basis, including new rate structures that may require retroactive rate increases. Certain of the programming companies also have obtained licenses for music performance rights outside the United States through various licensing agencies located in the foreign countries in which their services are distributed.

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

    INTERNET SERVICES

    The Internet companies in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations relating to their respective businesses. There are currently few laws or regulations directly applicable to access to or commerce on commercial online services or the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, and, under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. Legislation enacted by Congress in 2004 extended the moratorium on state and local taxes on Internet access and commerce until November 1, 2007.

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

    OTHER REGULATION

    We also have significant ownership interests on a cost basis in other entities, such as News Corporation and Sprint Corporation, which are extensively regulated. For example, the broadcast stations owned and the direct broadcast satellite service controlled by News Corp. are subject to a variety of FCC regulations. Sprint is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

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

COMPETITION

    INTERACTIVE GROUP

    In the U.S. and elsewhere, QVC competes with a number of home shopping services, including Home Shopping Network. QVC also competes with other businesses that are engaged in retail merchandising.

    The businesses of providing software and related technologies, content and applications and professional services for interactive and enhanced television are highly competitive and rapidly changing. The interactive television technology companies with which OpenTV competes include NDS Group plc., Microsoft Corporation, Liberate Technologies (which recently agreed to sell substantially all of its assets to a joint venture owned by Comcast Corporation and Cox Communications) and Scientific Atlanta. NDS Group plc., a company controlled by News Corp., is expanding into the interactive television platform market and recently extended its market share with the acquisition of Media Highway from Thomson Multimedia. News Corp. also has a significant ownership interest in BSkyB and Sky Italia, which are two of OpenTV's largest customers, DirecTV and other satellite operators around the world. Companies that develop interactive television content and applications include dedicated applications providers, interactive television technology companies, and independent third parties that develop and provide applications for middleware platforms. Competition is also faced from media companies that have publicly announced interactive television initiatives, such as The Discovery Channel (in which we also own an interest) and CNN. In addition, certain network operators such as BSkyB in the United Kingdom have entered into agreements, joint ventures, and other relationships with technology and entertainment companies. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for middleware platforms at relatively modest expense through the use of applications development tools.

    In the interactive television professional services area, competition is faced primarily from third party system integrators, as well as from internal information technology staffs at our network operator customers. Other interactive television technology providers also provide a level of professional services in conjunction with their product offerings.

    The creative media services industry is highly competitive. Much of the competition is centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase both domestically and internationally as a result of industry consolidation and alliances, as well as the emergence of new competitors. In particular, although major motion picture studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers are customers of these services, they can also perform similar services in-house with substantially greater financial, technical, creative, marketing and other resources. These studios could devote substantially greater resources to the development and marketing of services that compete with those of Ascent Media. Ascent Media also actively competes with certain industry participants that may be smaller but have a unique operating niche or specialty business.

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

    NETWORKS GROUP

    The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. The programming companies in which we have interests directly compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, our programming services and our business affiliates' programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. The programming companies in which we have interests also compete, to varying degrees, for creative talent and programming content. Our management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

EMPLOYEES

    As of December 31, 2004, we had approximately 60 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 17,100 employees. We believe that our employee relations are good.

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

    Our corporate governance guidelines, code of ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

    The information contained on our website is not incorporated by reference herein.

ITEM 2. PROPERTIES.

    We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

    QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia and Bochum, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a warehouse in Hucklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia and Rocky Mount, North Carolina. To supplement the facilities it owns, QVC also leases various facilities in the United States, United Kingdom, Germany and Japan for retail outlet stores, office space, warehouse space and call center locations.

    Starz Encore owns its corporate headquarters in Englewood, Colorado. In addition, Starz Encore leases office space for its sales staff at 6 locations around the United States.

    Ascent Media owns or leases over 100 facilities. Domestically, Ascent Media leases facilities with approximately 1 million square feet and owns facilities with approximately 320,000 square feet. Outside of the United States, Ascent Media leases facilities with approximately 300,000 square feet and owns facilities with 50,000 square feet. Nearly all of Ascent Media's facilities are built specifically for their technical and creative service operations.

    On Command leases its corporate headquarters in Denver, Colorado. It also leases 77,000 square feet and 42,000 square feet of light manufacturing and storage space in Denver, Colorado and San Jose, California, respectively. On Command also has a number of small leased facilities in the United States, Canada and Mexico.

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

ITEM 3. LEGAL PROCEEDINGS.

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all of the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. A final judgment in the case will be entered after the court has ruled on various equitable claims asserted by the parties. Those claims include claims for recovery by the plaintiff for unjust enrichment and promissory estoppel theories. We believe all the plaintiff's equitable claims to be without merit, but there is no assurance that the court will agree with our position The plaintiff's counsel has made public statements indicating that the plaintiff will appeal the judgment, assuming it is entered in our favor.

    DR. LEO KIRCH, INDIVIDUALLY AND AS ASSIGNEE, KGL POOL GMBH, AND INTERNATIONAL TELEVISION TRADING CORP. V. LIBERTY MEDIA CORPORATION, JOHN MALONE, DEUTSCHE BANK, AG, AND DR. ROLF-ERNST BREUER. Dr. Kirch was the primary owner of KirchGroup, a German cable television and media conglomerate. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition and the transactions with Deutsche Telekom were never consummated. On January 14, 2004, Dr. Kirch, KGL Pool GBH, and International Television Trading Corp. added our company, and our chairman, John C.

Malone, to a lawsuit they had initiated against Deutsche Bank and Dr. Breuer on February 3, 2003. In that lawsuit, the plaintiffs' claims against us included, among other things, interference with contract, and interference with prospective economic advantage arising from an alleged conspiracy among our company, Dr. Malone, Deutsche Bank and Dr. Breuer pursuant to which we allegedly were involved in effecting transactions that led to the collapse of the KirchGroup's control of the German cable market in an effort to facilitate our agreements with Deutsche Telekom. Dr. Kirch, KGL Pool and International Television sought damages in an unspecified amount. We and Dr. Malone filed a motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted. That motion, as well as the other defendants' motion to dismiss on the same grounds, was granted by the court on September 24, 2004. The plaintiffs have appealed the court's dismissal of the case. We continue to believe that their claims are without merit, and we intend to contest the appeal vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    MARKET INFORMATION

    We have two series of common stock, Series A and Series B, which trade on the New York Stock Exchange under the symbols L and LMC.B, respectively. The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock for the years ended December 31, 2004 and 2003.

                                                                   SERIES A              SERIES B
                                                              -------------------   -------------------
                                                                HIGH       LOW        HIGH       LOW
                                                              --------   --------   --------   --------
2004
  First quarter.............................................   $12.45     10.57      14.15      11.25
  Second quarter through June 7, 2004.......................   $11.45     10.12      12.75      11.00
  June 8 through June 30, 2004*.............................   $ 9.65      8.86      11.00       9.80
  Third quarter.............................................   $ 9.02      8.33      10.20       9.00
  Fourth quarter............................................   $11.21      8.68      11.92       8.80
2003
  First quarter.............................................   $10.38      8.45      10.60       8.65
  Second quarter............................................   $12.25      9.52      12.25       9.50
  Third quarter.............................................   $12.27      9.86      12.47      10.11
  Fourth quarter............................................   $12.20      9.78      14.05       9.90

------------------------

*   Our spin off of LMI was completed on June 7, 2004.

    HOLDERS

    As of February 11, 2005, there were approximately 4,800 and 270 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one shareholder).

    DIVIDENDS

    We have not paid any cash dividends on our Series A common stock and Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    Information required by this item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

    The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       2004     2003(2)      2002       2001       2000
                                                     --------   --------   --------   --------   --------
                                                                     AMOUNTS IN MILLIONS
SUMMARY BALANCE SHEET DATA(1):
Investments in available-for-sale securities and
  other cost investments...........................  $21,847     19,566     14,181     20,268     16,639
Investment in affiliates...........................  $ 3,734      3,613      6,241      9,649     19,271
Total assets.......................................  $50,181     54,225     40,324     48,539     54,268
Long-term debt(3)..................................  $ 8,566      9,417      4,291      4,592      5,231
Stockholders' equity...............................  $24,586     28,842     24,682     30,123     34,109

                                                                    YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        2004     2003(2)      2002       2001       2000
                                                      --------   --------   --------   --------   --------
                                                         AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
SUMMARY STATEMENT OF OPERATIONS DATA(1):
Revenue.............................................  $ 7,682      3,738      1,804      1,774      1,322
Operating income (loss)(4)..........................  $   742       (939)       (80)    (1,008)       438
Share of earnings (losses) of affiliates, net(5)....  $    97         45        (89)    (4,345)    (3,316)
Realized and unrealized gains (losses) on financial
  instruments, net..................................  $(1,284)      (662)     2,139        361        225
Gains (losses) on dispositions, net.................  $ 1,406      1,125       (541)      (310)     7,338
Nontemporary declines in fair value of
  investments.......................................  $  (129)       (22)    (5,806)    (4,099)    (1,463)
Earnings (loss) from continuing operations(4)(5)....  $   161     (1,225)    (3,062)    (5,938)     1,620
Basic and diluted earnings (loss) from continuing
  operations per common share(6)....................  $   .06       (.44)     (1.18)     (2.29)       .63

------------------------

(1) On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, Liberty Media International, Inc. or LMI, to our shareholders. During the fourth quarter of 2004, the executive committee of our board of directors approved a plan to dispose of our approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of marketing efforts conducted prior to the bankruptcy filing, DMX has entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. Other prospective buyers will have an opportunity to submit offers to purchase all or a portion of those assets by a date to be determined by the Bankruptcy Court. After competitive bids, if any, have been submitted, we expect that the Bankruptcy Court will make a determination as to the appropriate buyer, and the operating assets of DMX will be sold. Our consolidated financial statements and selected financial information have been prepared to reflect LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, and revenue, costs and expenses of LMI and DMX have been excluded from the respective captions in our consolidated financial statements and selected financial information and have been reported under the heading of discontinued operations. See note 5 to our consolidated financial statements for additional information regarding LMI and DMX.

(2) On September 17, 2003, we completed our acquisition of Comcast Corporation's approximate 56.5% ownership in QVC, Inc. for approximately $7.9 billion, comprised of cash, floating rate senior notes and shares of our Series A common stock. When combined with our previous ownership of approximately 41.7% of QVC, we owned 98.2% of QVC upon consummation of the transaction, which is deemed to have occurred on September 1, 2003, and we have consolidated QVC's financial position and results of operations since that date.

(3) Excludes the call option portion of our exchangeable debentures. See note 9 to our consolidated financial statements.

(4) Our 2003 operating loss and loss from continuing operations include a $1,352 million goodwill impairment charge related to Starz Entertainment. See footnote 2 to our consolidated financial statements for additional information.

    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("Statement 142"), which among other matters, provides that goodwill and other indefinite-lived assets no longer be amortized. Amortization expense for such assets aggregated $565 million and $550 million for the years ended December 31, 2001 and 2000, respectively.

(5) Included in share of losses of affiliates are other-than-temporary declines in value aggregating $71 million, $76 million and $2,396 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, share of losses of affiliates includes excess basis amortization of $705 million, $1,017 million for the years ended December 31, 2001 and 2000, respectively. Pursuant to Statement 142, excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under APB Opinion No. 18.

(6) The basic and diluted net earnings (loss) per common share for periods prior to August 10, 2001, the date of our split off from AT&T Corp., is based upon 2,588 million shares of our Series A and Series B common stock issued upon consummation of the split off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

OVERVIEW

    We are a holding company that owns controlling and non-controlling interests in a broad range of electronic retailing, media, communications and entertainment companies. In recent years we have shifted our corporate focus to the acquisition and exercise of control over our affiliated companies. A significant step in this process was our September 2003 acquisition of Comcast Corporation's approximate 56% ownership interest in QVC, Inc., which when combined with our previous 42% ownership interest, increased our ownership to over 98% of QVC, and we now consolidate the financial position and results of operations of QVC. Our businesses are currently organized in three Groups:
Interactive Group, Networks Group and Corporate and Other. See "Business--Narrative Description of Business" included in Part I of this Annual Report on Form 10-K for a description of the more significant businesses in each of these Groups.

    On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, Liberty Media International, Inc. ("LMI"), to our shareholders. Substantially all of the assets and businesses of LMI were attributed to our International Group segment. In connection with the spin off, holders of our common stock on June 1, 2004 received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on June 1, 2004 and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on June 1, 2004. The spin off is intended to qualify as a tax-free spin off.

For accounting purposes, the spin off is deemed to have occurred on June 1, 2004, and we recognized no gain or loss in connection with the spin off.

    During the fourth quarter of 2004, the executive committee of our board of directors approved a plan to dispose of our approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). DMX is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses and was included in our Networks Group operating segment. On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of marketing efforts conducted prior to the bankruptcy filing, DMX has entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. Other prospective buyers will have an opportunity to submit offers to purchase all or a portion of those assets by a date to be determined by the Bankruptcy Court. After competitive bids, if any, have been submitted, we expect that the Bankruptcy Court will make a determination as to the appropriate buyer, and the operating assets of DMX will be sold.

    Our consolidated financial statements and accompanying notes have been prepared to reflect LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMI and DMX have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

    Our Interactive Group is focused on three areas within the interactive arena: commerce, games and targeted advertising. In addition, the Interactive Group is charged with helping our other businesses take advantage of interactive opportunities that may be available to them. In this regard, QVC has partnered with several of our other businesses, including Discovery Communications, OpenTV Corp. and On Command Corporation, to develop new interactive services. Our primary businesses in the Interactive Group are QVC and Ascent Media
Group, Inc. In addition, we own approximately 20% of the outstanding common stock of IAC/InterActiveCorp, which we account for as an available-for-sale ("AFS") security. QVC has identified improved domestic growth and continued international growth as key areas of focus in 2005. QVC's steps to achieving these goals will include (1) continued domestic and international efforts to increase the number of customers who have access to and use its service and
(2) continued expansion of brand selection and available domestic products. The key challenges to achieving these goals in both the U.S. and international markets are (1) increased competition from other home shopping and internet retailers, (2) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits, and (3) maintaining favorable channel positioning as digital TV penetration increases.

    In 2005, Ascent Media intends to focus on leveraging its broad array of media services to market itself as a full service provider to new and existing customers within the movie and television production industry. With facilities in the U.S., the United Kingdom and Asia, Ascent Media also hopes to increase its services to multinational companies. The challenges that Ascent Media faces include differentiating its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to satisfy customers' desire for services using the latest technology.

    Our primary businesses in the Networks Group are Starz Entertainment Group LLC, Discovery Communications, Inc., Courtroom Television Network, LLC and GSN, LLC. In addition we own approximately 17% of News Corporation ("News Corp."), which we account for as an AFS security. We view the development of digital and interactive services, our ability to expand these networks and increase international distribution and our ability to increase advertising rates relative to broadcast networks and other cable networks as key opportunities for growth in the coming months and years.

We face several key obstacles in our attempt to meet these goals, including: continued consolidation in the broadband and satellite distribution industries; the impact on viewer habits of new technologies such as video on demand and personal video recorders; and alternative movie and programming sources.

    Certain of our subsidiaries and affiliates are dependent on others for entertainment, educational and informational programming. In addition, a significant portion of the revenue of certain of our subsidiaries and affiliates is generated by the sale of advertising on their networks. A downturn in the economy could reduce (i) the development of new television and motion picture programming, thereby adversely impacting their supply of service offerings;
(ii) consumer disposable income and consumer demand for their products and services; and (iii) the amount of resources allocated for network and cable television advertising by major corporations.

    In addition to the businesses included in the foregoing Groups, we continue to maintain significant investments and related derivative positions in public companies such as Time Warner Inc. and Sprint Corporation, which are accounted for as AFS securities and are included in our Corporate and Other Group. We view these holdings as financial assets that we can monetize and use the resulting proceeds for debt repayments, stock buybacks or additional investments in any of our operating Groups.

    Also included in our Corporate and Other Group are our technology assets, which include our consolidated subsidiary TruePosition, Inc., as well as minority stakes in WildBlue Communications, Inc. and IDT Corporation. TruePosition provides equipment and technology that provide location-based services to wireless users. WildBlue Communications has initiated testing of its high speed Internet and data services via satellite to rural residential and small business customers. IDT Corporation, an AFS investment, is a multinational communications company whose primary businesses are prepaid debit and rechargeable calling cards, wholesale telecommunications carrier services and consumer telephone services.

RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results, and Operating Results by Business Group. The Operating Results by Business Group section includes a discussion of the more significant businesses within each Group.

CONSOLIDATED OPERATING RESULTS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
REVENUE
Interactive Group...........................................   $6,627      2,778       794
Networks Group..............................................      984        933       969
Corporate and Other.........................................       71         27        41
                                                               ------     ------     -----
  Consolidated revenue......................................   $7,682      3,738     1,804
                                                               ======     ======     =====
OPERATING CASH FLOW (DEFICIT)
Interactive Group...........................................   $1,375        540       109
Networks Group..............................................      236        368       371
Corporate and Other.........................................      (74)      (108)      (77)
                                                               ------     ------     -----
  Consolidated operating cash flow..........................   $1,537        800       403
                                                               ======     ======     =====
OPERATING INCOME (LOSS)
Interactive Group...........................................   $  715        194      (279)
Networks Group..............................................      145        264       296
Corporate and Other.........................................     (118)    (1,397)      (97)
                                                               ------     ------     -----
  Consolidated operating income (loss)......................   $  742       (939)      (80)
                                                               ======     ======     =====

    REVENUE. Our consolidated revenue increased over 100% in each of 2004 and 2003, as compared to the corresponding prior year. These increases are due primarily to our September 2003 acquisition of a controlling interest in QVC. Our consolidated financial statements include $5,687 million and $1,973 million of revenue from QVC for the years ended December 31, 2004 and 2003, respectively. Our 2004 revenue was also positively impacted by increases in our Interactive Group due to an increase at Ascent Media of $123 million and in our Networks Group due to an increase at Starz Entertainment of $57 million. In 2003, revenue for the Interactive Group increased $45 million due to our acquisition of OpenTV Corp. in August 2002 and decreased $30 million at Ascent Media. The Networks Group revenue decreased in 2003 due primarily to a reduction in rates in former AT&T Broadband systems resulting from the re-negotiation of Starz Entertainment's affiliation agreement with Comcast in 2003. See "OPERATING RESULTS BY BUSINESS GROUP" below for a more complete discussion of these fluctuations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures applied on a Group by Group basis to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles ("GAAP"). Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest.

    Consolidated Operating Cash Flow increased $737 million and $397 million in 2004 and 2003, respectively, as compared to the corresponding prior year. These increases are due primarily to our acquisition of QVC, which contributed
$1,230 million and $434 million in 2004 and 2003, respectively, to our consolidated Operating Cash Flow. In 2004, this increase was partially offset by a decrease in Starz Entertainment's operating cash flow ($129 million) primarily due to higher programming costs. In 2003, the increase due to QVC was partially offset by a decrease in our Corporate and Other Group ($31 million), which resulted from lower revenue from ancillary sources and higher legal and consulting expenses.

    STOCK COMPENSATION.  Stock compensation includes compensation related to
(1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants. The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The increase in stock compensation in 2004 is due primarily to an increase in our stock price. The decrease in stock compensation in 2003 is primarily a result of a decrease in the equity value of Starz Entertainment. The expense reflected in the table is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the options are exercised.

    DEPRECIATION AND AMORTIZATION. The increase in depreciation in 2004 and 2003 is due to increases in our depreciable asset base resulting from the acquisition of QVC and subsidiary capital expenditures. The increase in amortization in 2004 and 2003 is due primarily to the acquisition of QVC and amortization of the related intangible assets.

    IMPAIRMENT OF LONG-LIVED ASSETS. Starz Entertainment obtained an independent third party valuation in connection with its 2003 annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of Starz Entertainment, indicated that the fair value of this reporting unit was less than its carrying value. This reporting unit fair value was then used to calculate an implied value of the goodwill related to Starz Entertainment. The $1,352 million excess of the carrying amount of the goodwill (including $1,195 million of allocated enterprise-level goodwill) over its implied value was recorded as an impairment charge in the fourth quarter of 2003. Starz Entertainment's operating income includes $157 million of the foregoing impairment charge and $1,195 million is included in Corporate and Other. The reduction in the value of Starz Entertainment reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed Internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of Starz Entertainment's services and (2) lower per subscriber rates under a new affiliation agreement with Comcast.

    During the year ended December 31, 2002, we determined that the carrying value of certain of our subsidiaries' assets exceeded their respective fair values. Accordingly, we recorded impairments of goodwill related to OpenTV
($92 million), Ascent Media ($84 million) and On Command ($9 million). Such impairments were calculated as the difference between the carrying value and the estimated fair value of the related assets.

    OPERATING INCOME (LOSS). We generated consolidated operating income of $742 million in 2004 compared to operating losses of $939 million and $80 million in 2003 and 2002, respectively. The higher operating loss in 2003 is due primarily to the goodwill impairment charge recorded by Starz Entertainment noted above. Our operating income in 2004 is attributable to QVC ($760 million) and Starz Entertainment ($148 million) partially offset by operating losses of our other consolidated subsidiaries and corporate expenses.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was $615 million, $529 million and $410 million, for the years ended December 31, 2004, 2003 and 2002, respectively, including $83 million, $61 million and $7 million, respectively, of accretion of our exchangeable debentures. In addition, the increase in 2004 is due to our issuance of debt for our acquisition of QVC in September 2003, partially offset by decreases due to our debt retirements in 2004 and the fourth quarter of 2003. The remaining increase in interest expense in 2003 is due primarily to an increase in our debt balance in 2003.

    DIVIDEND AND INTEREST INCOME.  Dividend and interest income was
$131 million, $164 million and $183 million for the years ended December 31, 2004, 2003 and 2002, respectively. These decreases are due primarily to decreases in the interest we earned on invested cash balances. Interest and dividend income for the year ended December 31, 2004 was comprised of interest income earned on invested cash ($35 million), dividends on News Corp. common stock ($46 million), dividends on Sprint Corporation common stock
($15 million), dividends on ABC Family Worldwide preferred stock ($13 million) and other ($22 million). In connection with our spin off of LMI, we contributed 99.9% of our economic interest in the ABC Family Worldwide preferred stock to LMI. Accordingly, this will not be a source of dividend income for us in the future.

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. A summary of our share of earnings (losses) of affiliates, including nontemporary declines in value, is included below:

                                                               PERCENTAGE              YEARS ENDED
                                                              OWNERSHIP AT             DECEMBER 31,
                                                              DECEMBER 31,    ------------------------------
                                                                  2004          2004       2003       2002
                                                              -------------   --------   --------   --------
                                                                                         AMOUNTS IN MILLIONS
Discovery...................................................       50%          $84         38         (32)
Court TV....................................................       50%           17         (1)         (2)
GSN.........................................................       50%           (1)        --          (6)
QVC.........................................................     *               --        107         154
Other.......................................................  Various            (3)       (99)       (203)
                                                                                ---        ---        ----
                                                                                $97         45         (89)
                                                                                ===        ===        ====

------------------------

* QVC was an equity method affiliate until September 2003 when it became a consolidated subsidiary

    Included in share of losses for the years ended December 31, 2003 and 2002, are adjustments for nontemporary declines in value aggregating $71 million and $76 million, respectively. See "OPERATING RESULTS BY BUSINESS GROUP" below for a discussion of our more significant equity method affiliates.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS. Realized and unrealized gains (losses) on derivative instruments are comprised of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................  $  (129)     (158)        784
Change in fair value of equity collars......................     (941)     (483)      4,032
Change in fair value of borrowed shares.....................     (227)     (121)         --
Change in fair value of put options.........................        2       108        (445)
Change in fair value of put spread collars..................        8        21          71
Change in fair value of hedged AFS securities...............       --        --      (2,378)
Change in fair value of other derivatives(1)................        3       (29)         75
                                                              -------      ----      ------
  Total realized and unrealized gains (losses), net.........  $(1,284)     (662)      2,139
                                                              =======      ====      ======

------------------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

    During 2002, we had designated our equity collars as fair value hedges. Pursuant to Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," the equity collars were recorded on the balance sheet at fair value, and changes in the fair value of the equity collars and of the hedged securities were recognized in earnings. Effective December 31, 2002, we elected to dedesignate our equity collars as fair value hedges. This election had no impact on our financial position at December 31, 2002 or our results of operations for the year ended December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of our AFS securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges are now reported as a component of other comprehensive income on our balance sheet. Changes in the fair value of the equity collars continue to be reported in earnings.

    GAINS (LOSSES) ON DISPOSITIONS. Aggregate gains (losses) from dispositions are comprised of the following.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
TRANSACTION                                                     2004       2003       2002
-----------                                                   --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Sale of News Corp. non-voting shares........................   $  844       236         --
Exchange transaction with Comcast...........................      387        --         --
Sale of investment in Cendant Corporation...................       --       510         --
Sale of investment in Vivendi...............................       --       262         --
Exchange of USAI equity securities for Vivendi common
  stock.....................................................       --        --       (817)
Sale of Telemundo Communications Group......................       --        --        344
Other, net..................................................      175       117        (68)
                                                               ------     -----       ----
                                                               $1,406     1,125       (541)
                                                               ======     =====       ====

    In the above described exchange transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 6, 8 and 11 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During 2004, 2003 and 2002, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. Other-than-temporary declines in value recorded in 2002 related primarily to our investments in Time
Warner Inc., News Corporation and Sprint Corporation. Other-than-temporary declines in value in 2004 and 2003 were not significant.

    INCOME TAXES. Our effective tax rate was 49.5% in 2004, was not meaningful in 2003 and was 33.1% for the year ended December 31, 2002. Our effective tax rate in 2004 differed from the U.S. federal income tax rate of 35% primarily due to foreign and state taxes, partially offset by a benefit generated by the recognition of our tax basis in the equity of DMX. Although we had a loss before tax expense for book purposes in 2003, we recorded tax expense of $354 million primarily due to our impairment of goodwill which is not deductible for tax purposes. In addition, we incurred state and foreign taxes and an increase in our valuation allowance for losses of subsidiaries that we do not consolidate for tax purposes. The effective tax rate in 2002 differed from the U.S. federal income tax rate primarily due to state and local taxes and amortization for book purposes that is not deductible for income tax purposes.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We and our subsidiaries adopted Statement 142 effective January 1, 2002. Upon adoption, we determined that the carrying value of certain of our reporting units (including allocated enterprise-level goodwill) was not recoverable. Accordingly, in the first quarter of 2002, we recorded an impairment loss of $1,528 million, net of related taxes, as the cumulative effect of a change in accounting principle. This transitional impairment loss includes an adjustment of $61 million for our proportionate share of transition adjustments that our equity method affiliates recorded.

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

    The financial information presented below for equity method affiliates was obtained directly from those affiliates. We do not control the decision-making process or business management practices of our equity affiliates. Accordingly, we rely on the management of these affiliates to provide us with accurate financial information prepared in accordance with GAAP that we use in the application of the equity method. In addition, we rely on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. We are not aware, however, of any errors in or possible misstatements of the financial information provided by our equity affiliates that would have a material effect on our consolidated financial statements.

    INTERACTIVE GROUP

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
REVENUE
QVC(1)......................................................   $5,687      4,889      4,362
Ascent Media................................................      631        508        538
Other consolidated subsidiaries.............................      309        297        256
                                                               ------     ------     ------
  Combined Interactive Group revenue........................    6,627      5,694      5,156
Eliminate revenue of equity method affiliates(1)............       --     (2,916)    (4,362)
                                                               ------     ------     ------
  Consolidated Interactive Group revenue....................   $6,627      2,778        794
                                                               ======     ======     ======
OPERATING CASH FLOW
QVC(1)......................................................   $1,230      1,013        861
Ascent Media................................................       98         75         87
Other consolidated subsidiaries.............................       47         31         22
                                                               ------     ------     ------
  Combined Interactive Group operating cash flow............    1,375      1,119        970
Eliminate operating cash flow of equity method
  affiliates(1).............................................       --       (579)      (861)
                                                               ------     ------     ------
  Consolidated Interactive Group operating cash flow........   $1,375        540        109
                                                               ======     ======     ======
OPERATING INCOME (LOSS)
QVC(1)......................................................   $  760        785        737
Ascent Media................................................       18          1        (65)
Other consolidated subsidiaries.............................      (63)       (99)      (214)
                                                               ------     ------     ------
  Combined Interactive Group operating income...............      715        687        458
Eliminate operating income of equity method affiliates(1)...       --       (493)      (737)
                                                               ------     ------     ------
  Consolidated Interactive Group operating income (loss)....   $  715        194       (279)
                                                               ======     ======     ======

------------------------

(1) QVC was an equity method affiliate until September 2003 when it became a consolidated subsidiary.

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and, to a lesser extent, via the Internet. In the United States, the programs are aired through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts live 19 hours a day. In October 2003, QVC-Germany increased its daily broadcast time from 19 to 24 hours; and in May 2004, QVC-Japan increased its daily broadcast time from 17 to 24 hours. As more fully described in note 4 to the accompanying consolidated financial statements, we acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and we have consolidated QVC's results of operations since that date. Accordingly, increases in the Interactive Group's revenue and expenses for the years ended December 31, 2004 and 2003 are primarily the result of the September 2003 acquisition of QVC.

    The following discussion describes QVC's results of operations for the full years ended December 31, 2004, 2003 and 2002. Depreciation and amortization for periods prior and subsequent to our acquisition of Comcast's interest in QVC are not comparable as a result of the effects of purchase accounting. However, in order to provide a more meaningful basis for comparing the 2004, 2003 and 2002 periods, the operating results of QVC for the four months ended
December 31, 2003 have been combined with the eight months ended August 31, 2003 in the following table and discussion. The combining of predecessor and successor accounting periods is not permitted by GAAP.

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2004       2003       2002
                                                      --------   --------   --------
                                                           AMOUNTS IN MILLIONS
Net revenue.........................................   $5,687      4,889      4,362
Cost of sales.......................................   (3,594)    (3,107)    (2,784)
                                                       ------     ------     ------
  Gross profit......................................    2,093      1,782      1,578
Operating expenses..................................     (497)      (447)      (413)
SG&A expenses.......................................     (366)      (322)      (304)
                                                       ------     ------     ------
  Operating cash flow...............................    1,230      1,013        861
Stock compensation..................................      (33)        (6)        (5)
Depreciation and amortization.......................     (437)      (222)      (119)
                                                       ------     ------     ------
  Operating income..................................   $  760        785        737
                                                       ======     ======     ======

    Net revenue for the years ended December 31, 2004, 2003 and 2002 includes the following revenue by geographical area:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2004       2003       2002
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
QVC-US................................................   $4,141     3,845      3,705
QVC-UK................................................      487       370        296
QVC-Germany...........................................      643       429        275
QVC-Japan.............................................      416       245         86
                                                         ------     -----      -----
Consolidated..........................................   $5,687     4,889      4,362
                                                         ======     =====      =====

    QVC's net revenue increased 16.3% and 12.1% for the years ended
December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. The 2004 increase is due primarily to an increase in the number of units shipped, an increase in average sales per customer and favorable foreign currency exchange rates. In 2004, the number of units shipped increased from
121.0 million to 138.0 million, or 14.0%, and average sales per customer increased in each of QVC's markets with

Germany increasing 41.6%, Japan 19.0%, United Kingdom 12.4% and the U.S. 7.7%. While the number of units shipped increased, the average sales price per unit ("ASP") in the U.S. market decreased due to purchases of lower priced items within the home category and a shift in product mix to lower priced apparel and accessories. QVC-Germany and QVC-Japan also experienced a drop in ASP in their respective local currencies due primarily to a shift in product mix from jewelry to home products and apparel products. However, these decreases were more than offset by favorable exchange rate fluctuations resulting in an increase in U.S. dollar-denominated ASP in both markets. The 2003 increase in revenue is due to increases in average sales per customer for QVC-Germany and QVC-Japan of 48.4% and 73.0%, respectively, and a 13.0% increase in the number of units shipped, as compared to 2002. Additional increases in 2003 net revenue were due to a 2.8% and a 6.3% increase in net sales per customer in the U.S. and the U.K., respectively. In 2003, QVC-US experienced a 5.7% decrease in ASP, while the ASP in local currency for QVC-UK and QVC-Japan increased 5.0% and 2.3%, respectively. Returns as a percent of gross product revenue decreased from 18.3% in 2002 to 17.8% in 2003 and to 17.6% in 2004. Each of QVC's markets added subscribers in 2004 and 2003. The number of homes receiving QVC's services are as follows:

                                                                     HOMES
                                                                 (IN MILLIONS)
                                                              -------------------
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
QVC-US......................................................    88.4       85.9
QVC-UK......................................................    15.6       13.1
QVC-Germany.................................................    35.7       34.6
QVC-Japan...................................................    14.7       11.8

    As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., future growth in U.S. sales will depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service,
(ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital,
(iii) changes in television viewing habit because of personal video recorders and video-on-demand and (iv) general economic conditions.

    As noted above, during the years ended December 31, 2004 and 2003 the increases in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                           PERCENTAGE INCREASE IN NET REVENUE
                                ---------------------------------------------------------
                                  YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                           2004                          2003
                                ---------------------------   ---------------------------
                                US DOLLARS   LOCAL CURRENCY   US DOLLARS   LOCAL CURRENCY
                                ----------   --------------   ----------   --------------
QVC-US........................      7.7%                          3.8%
QVC-UK........................     31.6%          17.5%          25.0%           14.2%
QVC-Germany...................     49.9%          36.3%          56.0%           31.0%
QVC-Japan.....................     69.8%          58.3%         184.9%          170.2%

    Gross profit increased from 36.2% of net revenue for the year ended
December 31, 2002 to 36.4% for the year ended December 31, 2003 and to 36.8% for 2004. Such increases are due primarily to lower inventory obsolescence provision and higher product margins due to a shift in the product mix from lower margin home products to higher margin apparel and accessory categories.

    QVC's operating expenses are comprised of commissions and license fees, order processing and customer service, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 11.2% and 8.2% for the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year period. These increases are primarily due to increases in sales volume. As a percentage of net revenue, operating expenses were 8.7%, 9.1% and 9.5% for 2004, 2003 and 2002, respectively. As a percent of net revenue, commissions and license fees decreased in both 2004 and 2003, as compared to the corresponding prior year. The decrease in 2004 is primarily due to a decrease in QVC-UK resulting from the termination of commissions to one distributor and an increase in the mix of non-commissionable sales. In 2003, the commissions and license fee expense decreased as a percentage of net revenue for QVC-Japan where certain distributors receive payments based on number of subscribers rather than sales volume. In addition for both periods, there has been an increase in Internet sales for which lower commissions are required to be paid. As a percent of net revenue, order processing and customer service expenses decreased in each international segment in 2004 compared to 2003 as a result of reduced personnel expense due to increased Internet sales, and operator efficiencies in call handling and staffing. Order processing and customer service expenses remained consistent at 3.5% of net revenue for the years ended December 31, 2003 and 2002. QVC's bad debt provision remained constant from 2003 to 2004. The bad debt provision as a percentage of net revenue decreased in 2003 compared to 2002 as the result of a one-time provision related to a bankrupt freight payment agent that occurred in 2002. Credit card processing fees remained consistent at 1.4% of net revenue for each of the years ended December 31, 2004, 2003 and 2002.

    QVC's SG&A expenses increased 13.7% and 5.9% during the years ended
December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. The majority of the increase in 2004 is due to increases in personnel costs due to the addition of employees to support the increased sales of QVC's foreign operations and increased broadcasting hours. Information technology and marketing and advertising costs also increased in 2004. Information technology expenditure increases are the result of higher third-party service costs related to various software projects as well as higher software maintenance fees. The increase in advertising and marketing expenditures can largely be attributed to QVC-Japan and QVC-Germany. These increases are partially offset by decreases in transponder fees and a lower provision for statutory local sales and use tax. In connection with our consolidation of QVC in 2003, transponder leases that previously had been accounted for as operating leases are now accounted for as capital leases pursuant to the provisions of EITF Issue No. 01-8. Accordingly, QVC's transponder expense has decreased while depreciation and interest expense have increased in 2004.

    The 2003 increase in SG&A expenses is primarily the net result of increases in personnel, transponder and occupancy costs, partially offset by decreases in advertising and marketing costs. Personnel cost increases reflect the addition of personnel to support the increased sales of the foreign operations. The increase in transponder fees is primarily the result of QVC-UK purchasing greater band-width as well as incurring a full year of digital transmission fees. Occupancy costs increased primarily as the result of higher costs for expanded office space in QVC-Japan. Decreases in advertising and marketing were primarily due to decreased domestic spending related to U.S. infomercial ventures as well as lower payments to affiliates for short-term carriage and incentive programs.

    QVC's depreciation and amortization expense increased for the years ended December 31, 2004 and 2003 due primarily to the amortization of intangible assets recorded in connection with our purchase of QVC.

    ASCENT MEDIA. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe, Asia and Mexico. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

    Ascent Media's revenue increased 24.2% and decreased 5.6% during the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. The 2004 increase is due primarily to acquisitions ($62 million) and new business ($34 million) by Ascent Media's Networks Group. In addition, revenue for Ascent Media's Creative Services Group and Audio Group increased
$14 million and $11 million, respectively, due to increases in projects for feature films and episodic television. The 2003 decrease is due primarily to a decrease in revenue for Ascent Media's Networks Group ($29 million) due to the disposition of a business unit in December 2002 and the re-negotiation of certain contracts resulting in lower rates for services.

    Ascent Media's operating expenses increased $79 million or 26.3% and decreased $21 million or 6.5% during the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. These fluctuations are due to changes in variable expenses such as personnel and material costs. In addition, the 2003 decrease is due to the sale of a Networks Group business unit referred to above.

    Ascent Media's SG&A expenses increased $29 million or 23.8% for the year ended December 31, 2004, as compared to 2003. This increase is due primarily to acquisitions by Ascent Media's Networks Group and various individually insignificant increases. Ascent Media's general and administrative expenses were relatively comparable over the 2002 and 2003 periods.

    In connection with its 2002 Statement 142 impairment analysis, Ascent Media recorded an $84 million charge to write off a portion of the goodwill related to its Entertainment Television reporting unit. No significant impairments were recorded by Ascent Media in 2004 or 2003.

    OTHER. Other consolidated subsidiaries included in the Interactive Group are On Command, which provides in-room, on demand video entertainment and information services to hotels, motels and resorts; and OpenTV, which provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. Revenue for our other consolidated subsidiaries was relatively comparable in 2003 and 2004. The changes in operating cash flow and operating loss in 2004 for our other consolidated subsidiaries are due to improvements in the operating results of Open TV. Other consolidated subsidiary revenue increased $41 million in 2003 due primarily to the operations of OpenTV ($46 million), which we acquired in August 2002. The decrease in operating loss from 2002 to 2003 resulted from a $92 million impairment charge recorded by OpenTV in 2002.

    NETWORKS GROUP

    The following table combines information regarding our equity method affiliates with our consolidated subsidiaries, which presentation is not in accordance with GAAP. See--"Operating Results by Business Group" above.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
REVENUE
Starz Entertainment.........................................   $  963        906        945
Discovery(1)................................................    2,365      1,995      1,717
Court TV(1).................................................      227        186        148
GSN(1)......................................................       88         76         53
Other consolidated subsidiaries.............................       21         27         24
                                                               ------     ------     ------
  Combined Networks Group revenue...........................    3,664      3,190      2,887
Eliminate revenue of equity method affiliates...............   (2,680)    (2,257)    (1,918)
                                                               ------     ------     ------
  Consolidated Networks Group revenue.......................   $  984        933        969
                                                               ======     ======     ======
OPERATING CASH FLOW
Starz Entertainment.........................................   $  239        368        371
Discovery(1)................................................      663        508        379
Court TV(1).................................................       52         43         (1)
GSN(1)......................................................       (2)         1        (11)
Other consolidated subsidiaries.............................       (3)        --         --
                                                               ------     ------     ------
  Combined Networks Group operating cash flow...............      949        920        738
Eliminate operating cash flow of equity method affiliates...     (713)      (552)      (367)
                                                               ------     ------     ------
  Consolidated Networks Group operating cash flow...........   $  236        368        371
                                                               ======     ======     ======
OPERATING INCOME (LOSS)
Starz Entertainment.........................................   $  148        266        297
Discovery(1)................................................      484        314        169
Court TV(1).................................................       36         13        (18)
GSN(1)......................................................       (3)        (1)       (12)
Other consolidated subsidiaries.............................       (3)        (2)        (1)
                                                               ------     ------     ------
  Combined Networks Group operating income..................      662        590        435
Eliminate operating income of equity method affiliates......     (517)      (326)      (139)
                                                               ------     ------     ------
  Consolidated Networks Group operating income..............   $  145        264        296
                                                               ======     ======     ======

------------------------

(1) Represents an equity method affiliate. Equity ownership percentages for significant equity affiliates at December 31, 2004 are as follows:

Discovery...................................................     50%
Court TV....................................................     50%
GSN.........................................................     50%

    STARZ ENTERTAINMENT. Starz Entertainment provides premium programming distributed by cable operators, direct-to-home ("DTH") satellite providers and other distributors throughout the United States. The majority of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors.

    Starz Entertainment's revenue increased 6.3% and decreased 4.1% for the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. The increase in 2004 is due primarily to an increase in the average number of subscription units for Starz

Entertainment's Thematic Multiplex and Encore services. The Thematic Multiplex service is a group of up to six channels, each of which exhibits movies based on an individual theme. Total average subscription units, which represent the number of Starz Entertainment services which are purchased by cable, DTH and other distribution media customers, increased 13.0% during the year ended December 31, 2004, as compared to the prior year. In addition, Starz Entertainment's period-end subscription units increased 21.8 million units or 14.4% since the end of 2003. These increases in subscription units are due in part to (i) new affiliation agreements between Starz Entertainment and certain multichannel video programming distributors and (ii) participation with distributors in national marketing campaigns and other marketing strategies. Under these new affiliation agreements, Starz Entertainment has obtained benefits such as more favorable promotional offerings of its services and increased co-operative marketing commitments. Starz Entertainment is negotiating with certain of its other multichannel video programming distributors, including Echostar Communications whose affiliation agreement has been extended until June 2005, to obtain similar promotions and increased co-operative marketing commitments.

    Starz Entertainment's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The affiliation agreement with Comcast, however, does include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. Although the affiliation agreement expires at the end of 2010, Comcast's packaging commitment expires at the end of 2005. Starz Entertainment and Comcast are currently negotiating an extension of this packaging commitment. At this time, Starz Entertainment is unable to predict whether it will be able to obtain an extended packaging commitment from Comcast comparable to the current commitment on economic terms that are acceptable to Starz Entertainment. If such an extension cannot be obtained, Comcast may elect to place the EMP services on a less favorable digital tier, which could negatively affect Starz Entertainment's ability to retain and add EMP subscribers in Comcast service areas.

    As noted above, the increase in subscription units is due primarily to subscription units for the Thematic Multiplex service, which has a lower subscription rate than other Starz Entertainment services. In addition, Starz Entertainment has entered into fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay a fixed rate regardless of the number of subscribers. The fixed rate is increased annually or semi-annually as the case may be. These agreements expire in 2006 through 2008. Due to the foregoing factors, the percentage increase in average subscription units exceeds the percentage increase in revenue. Comcast, DirecTV, Echostar Communications and Time Warner Inc. generated 24.2%, 23.6%, 11.3% and 9.7%, respectively, of Starz Entertainment's revenue for the year ended December 31, 2004.

    The 2003 decrease in revenue is primarily due to a new seven-year affiliation agreement with Comcast, which Starz Entertainment and Comcast entered into in September 2003. The new affiliation agreement provides for the carriage of the STARZ! and Encore movie services on all of Comcast's owned and operated cable systems, including those systems acquired by Comcast in November 2002 from AT&T Broadband LLC. The AT&T Broadband systems had previously been the subject of an affiliation agreement which provided for AT&T Broadband's unlimited access to all of the existing STARZ! and Encore services in exchange for fixed monthly payments to Starz Entertainment. The effective per-subscriber fee for the AT&T Broadband systems under the new Comcast affiliation agreement is lower than the effective rate under the old AT&T Broadband affiliation agreement, which in conjunction with a loss in STARZ! subscription units in Comcast cable systems resulted in a $77 million decrease in revenue from Comcast in 2003. This decrease was partially offset by a $35 million increase in revenue from other distributors, which resulted from a 13.6% increase in the number of average subscription units.

    Starz Entertainment's subscription units at December 31, 2004, 2003 and 2002 are presented in the table below.

                                                                SUBSCRIPTIONS AT
                                                                  DECEMBER 31,
                                                         ------------------------------
SERVICE OFFERING                                           2004       2003       2002
----------------                                         --------   --------   --------
                                                                  IN MILLIONS
Thematic Multiplex.....................................   130.3      111.4       96.8
Encore.................................................    24.5       21.9       20.9
STARZ!.................................................    14.1       12.3       13.2
Movieplex..............................................     3.9        5.4        5.0
                                                          -----      -----      -----
                                                          172.8      151.0      135.9
                                                          =====      =====      =====

    At December 31, 2004, cable, direct broadcast satellite, and other distribution represented 65.8%, 33.1% and 1.1%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses increased $173 million or 40.3% and $22 million or 5.4% for the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. Such increases are due primarily to increases in programming costs, which increased from $358 million in 2002 to $398 million in 2003 and to $564 million in 2004. Such increases are due to (i) higher cost per title due to new rate cards for movie titles under certain of its license agreements that were effective for movies made available to Starz Entertainment in 2004 and (ii) amortization of deposits previously made under the output agreements. Starz Entertainment's 2003 programming costs were also impacted by increases in the box office performance of movie titles that became available to Starz Entertainment in 2003. In addition, in the first quarter of 2003, Starz Entertainment entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million.

    Starz Entertainment expects that its programming costs in 2005 will exceed the 2004 costs by approximately $115 million to $135 million due to the factors described above. Assuming a similar quantity of movie titles is available to Starz Entertainment in 2006 and the box office performance of such titles is consistent with the performance of titles received in 2005, Starz Entertainment expects that its 2006 programming expense will be less than 10% higher than its 2005 programming expense. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Entertainment may differ from the amounts noted above. Starz Entertainment currently does not expect to generate sufficient increases in revenue or reductions in other costs to fully offset the programming increases. Accordingly, we are expecting a reduction to Starz Entertainment's operating cash flow and operating income in 2005.

    Starz Entertainment's SG&A expenses increased $13 million or 12.5% and decreased $58 million or 35.0% during 2004 and 2003, respectively, as compared to the corresponding prior year. The 2004 increase is due primarily to increases in sales and marketing expenses partially offset by decreases in bad debt and payroll tax expense. As noted above, Starz Entertainment has entered into new affiliation agreements with certain multichannel television distributors, which, in some cases, has resulted in new packaging of Starz Entertainment's services and increased co-operative marketing commitments. As a result, sales and marketing expenses increased $33 million for the year ended December 31, 2004, as compared to 2003. During the year ended December 31, 2004, Starz Entertainment sold a portion of its pre-petition accounts receivable from Adelphia Communications to an independent third party. Starz Entertainment had previously provided an allowance against the Adelphia accounts receivable based on Starz Entertainment's estimate of the amount it would collect. The proceeds from the sale of the Adelphia accounts receivable exceeded the net accounts receivable balance by approximately $8 million, resulting in a corresponding reduction in bad debt expense of $8 million. In addition, Starz Entertainment recovered approximately $4 million of additional accounts receivable from various customers for which a reserve had previously been provided. The 2003 decrease in SG&A expenses is due primarily to a $57 million decrease in sales and marketing expenses and a $7 million decrease in bad debt expense. The decrease in sales and marketing expenses is due to the reduced number of co-operative promotions by certain multichannel television distributors and the reversal of an accrual recorded in prior years. The higher bad debt expense in 2002 resulted from the bankruptcy filing of Adelphia Communications Corporation.

    Starz Entertainment has outstanding phantom stock appreciation rights held by certain of its officers and employees (including its former chief executive officer). Compensation relating to the phantom stock appreciation rights has been recorded based upon the estimated fair value of Starz Entertainment. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Entertainment. Starz Entertainment's stock compensation decreased in 2003 as a result of a decrease in the estimated equity value of Starz Entertainment.

    As more fully described above under "--Consolidated Operating
Results--Impairment of Long-lived Assets," we recorded a $1,352 million impairment charge in 2003 related to Starz Entertainment, of which $1,195 million relates to enterprise-level goodwill and is included in Corporate and Other.

    DISCOVERY. Discovery's revenue increased 18.5% and 16.2% for the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. These increases are due to 12.2% and 21.8% increases in advertising revenue and 30.5% and 15.7% increases in affiliate revenue, respectively. The 2004 increase in advertising revenue was due to an increase in advertising rates in the United States and positive developments in International advertising sales. Although advertising rates increased, the advertising revenue growth was slowed in 2004 due primarily to ratings challenges on one of its U.S. networks. Affiliate revenue increased in 2004 due to overall subscription unit growth, subscription units coming off free periods on developing domestic networks, and the extension of domestic networks carriage arrangements with large affiliates that reduced the amortization of launch costs during the period. The 2003 increase in advertising revenue was due to increased audience delivery in the United States and Europe and an increase in overall subscription units. Affiliate revenue increased in 2003 due to overall subscription unit growth, combined with subscription units coming off free periods on developing domestic networks.

    Discovery's operating expenses increased 12.6% and 7.4% in 2004 and 2003, respectively. Such increases were due primarily to a 19.4% and 13.3% increase in programming costs, respectively, as the company continues to invest in original programming. Discovery's SG&A expenses increased 16.5% and 15.1% in 2004 and 2003, respectively. These increases were driven by increased personnel and general and administrative expense, combined with increased marketing and sales related expenses. As a percent of revenue Discovery's SG&A expenses were 36.2%, 36.8% and 37.2% in 2004, 2003 and 2002, respectively, due to Discovery continuing to realize economies of scale.

    COURT TV. Court TV's revenue increased 22.0% and 25.7% for the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. These increases are due to 21.1% and 26.9% increases in advertising revenue and 26.9% and 20.6% increases in net affiliate revenue. Advertising revenue increased as a result of a 7.6% and a 7.5% increase in subscribers in 2004 and 2003, respectively, combined with continued ratings strength. Affiliate revenue increased in both periods due to subscriber growth combined with decreases in launch support from 2003 to 2004.

    Court TV's operating expenses, which are comprised primarily of programming costs, increased 20.0% in 2004 and decreased 11.8% in 2003. Operating costs decreased in 2003 due to a reduction in various acquired programming costs combined with a delay in the release of certain original programming into 2004. Operating costs increased in 2004 due to increased investment in original and acquired programming. Court TV's SG&A expenses increased 25.9% in 2004 due to growth in the business combined with a significant increase in marketing initiatives. SG&A expenses were relatively comparable from 2002 to 2003. As a percent of revenue, SG&A expenses increased from 40.8% in 2003 to 42.0% in 2004 due to the increased marketing investment.

    GSN.  GSN's revenue increased 15.8% and 43.4% for the years ended
December 31, 2004 and 2003, respectively, as compared to the corresponding prior year. These increases are due to 13.4% and 30.8% increases in advertising revenue and 18.9% and 60.7% increases in net affiliate revenue. Affiliate revenue increased due to 5.7% and 13.2% growth in subscribers during 2004 and 2003, respectively, combined with modest rate increases in both years and a decrease in amortization of subscriber launch costs in 2003. Advertising revenue increased due to an improved audience delivery, stemming from subscriber growth and improved delivery of key demographics, as well as improved sales efforts yielding higher rates and an increased percentage of inventory sold to advertisers.

    GSN's operating expenses, which are comprised primarily of programming costs, increased 17.9% and 46.7% in 2004 and 2003, respectively, as compared to the corresponding prior year and represented 47.4% and 46.6% of revenue for 2004 and 2003, respectively. The increase in operating costs in both years is due primarily to continued investments in programming. GSN's SG&A expenses increased 19.8% in 2004 due to a 86.6% increase in marketing expense associated with the rebranding of the network. SG&A expenses in 2003 were comparable to the prior year. As a percent of revenue, SG&A expenses increased from 52.6% in 2003 to 54.5% in 2004.

LIQUIDITY AND CAPITAL RESOURCES

    CORPORATE

    Our sources of liquidity include our available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts.

    During the year ended December 31, 2004, our primary corporate uses of cash were investments in and loans to cost investees ($930 million), debt repayments pursuant to our debt reduction program ($994 million), cash used by discontinued operations ($833 million) and the exchange of stock of one of our subsidiaries that held cash and other assets for shares of our common stock held by Comcast ($547 million). These uses of cash were funded primarily by cash on hand, cash transfers from our subsidiaries ($887 million), proceeds from sales of assets ($483 million) and net proceeds from our various derivative transactions
($492 million).

    At December 31, 2004, we have $1,725 million in cash and marketable debt securities, $8,612 million of non-strategic AFS securities (including related derivatives with an estimated fair value of $644 million) and $10,776 million of total face amount of corporate debt. In addition, we own $9,667 million of News Corp. common stock and $3,824 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. Accordingly, we believe that our liquidity position at December 31, 2004 is very strong.

    Our projected uses of cash in 2005 include $1.0 billion of additional debt repayments as we complete the debt reduction program that we initiated in the fourth quarter of 2003. In addition, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

    We expect that our investing and financing activities, including the aforementioned debt reduction plan, will be funded with a combination of cash on hand, cash provided by operating activities, proceeds from equity collar expirations and dispositions of non-strategic assets. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $1,014 million in 2005, $396 million in 2006, $387 million in 2007, $101 million in 2008, $1,383 million in 2009, and $3,021 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of December 31, 2004, such borrowing capacity aggregated approximately
$5,900 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    Based on currently available information, we expect to receive approximately $125 million in dividend and interest income during the year ended December 31, 2005. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $490 million during the year ended
December 31, 2005, primarily all of which relates to parent company debt.

    As of December 31, 2004, each of Standard and Poor's Rating Service ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch") rated our senior debt at the lowest level of investment grade. At that date, S&P and Moody's both had a negative ratings outlook, while Fitch had a stable outlook. Subsequent to December 31, 2004, S&P affirmed its ratings, but placed us on CreditWatch, and Fitch lowered its outlook to negative and placed us on Rating Watch. Neither S&P nor Fitch provided an estimate of the time for their respective Watch period. However, at the conclusion of the Watch period, we anticipate that each agency will either (1) affirm our rating and outlook, or
(2) downgrade our rating to a level below investment grade. At this time we are unable to predict which of these outcomes will occur. None of our existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in our credit rating. However, any such downgrade could adversely affect our access to the public debt markets and our overall cost of future corporate borrowings. Notwithstanding the foregoing, we do not believe that a downgrade would adversely impact the ability of our subsidiaries to arrange bank financing or our ability to borrow against the value of our equity collars.

    SUBSIDIARIES

    In 2004, our subsidiaries funded capital expenditures ($226 million), acquisitions ($137 million), an increase in working capital ($293 million) and the repurchase of certain subsidiary common stock ($171 million) with cash on hand and cash generated by their operating activities.

    Our subsidiaries currently expect to spend approximately $435 million for capital expenditures in 2005, including $275 million by QVC. These amounts are expected to be funded by the cash flows of the respective subsidiary.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by Starz Entertainment at December 31, 2004 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2004 is payable as follows: $200 million in 2005 and $16 million in 2006.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2004. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $538 million in 2005; $256 million in 2006; $125 million in 2007; $108 million in 2008;
$98 million in 2009 and $134 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment from 2005 through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million. This option expires December 31, 2007. If made, Starz Entertainment's payments to Sony would be amortized ratably over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

    Liberty guarantees Starz Entertainment's obligations under the Disney and Sony output agreements. At December 31, 2004, Liberty's guarantees for studio output obligations for films released by such date aggregated $763 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantees of these obligations.

    At December 31, 2004, we guaranteed Y4.7 billion ($46 million) of the bank debt of Jupiter Telecommunications Co., Ltd ("J-COM"), a former equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2004 to 2018. Our investment in J-COM was attributed to LMI in the spin off. In connection with the spin off of LMI, LMI has agreed to indemnify us for any amounts we are required to fund under these guarantees.

    Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below:

                                                                   PAYMENTS DUE BY PERIOD
                                                  ---------------------------------------------------------
                                                             LESS THAN                              AFTER
CONTRACTUAL OBLIGATIONS                            TOTAL      1 YEAR     1-3 YEARS    4-5 YEARS    5 YEARS
-----------------------                           --------   ---------   ----------   ----------   --------
                                                                     AMOUNTS IN MILLIONS
Long-term debt(1)...............................  $10,885         10        3,000        2,724       5,151
Long-term derivative instruments................    1,889      1,179          336           13         361
Interest expense(2).............................    6,714        480          816          676       4,742
Operating lease obligations.....................      277         62           88           58          69
Programming Fees(3).............................    1,475        738          397          206         134
Purchase orders and other obligations...........      760        737           20            3          --
                                                  -------      -----        -----        -----      ------
Total contractual payments......................  $22,000      3,206        4,657        3,680      10,457
                                                  =======      =====        =====        =====      ======

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

(2) Assumes the interest rates on our floating rate debt remain constant at the December 31, 2004 rates.

(3) Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.

    Pursuant to a tax sharing agreement between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $555 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability. In the fourth quarter of 2004, AT&T requested a refund from us of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and were able to carry back to offset taxable income previously offset by our losses. In the event AT&T generates capital losses in 2004 and is able to carry back such losses to offset taxable income previously offset by our losses, we may be required to refund as much as an additional $229 million (excluding any accrued interest) to AT&T. We are currently unable to estimate how much, if any, we will ultimately refund to AT&T, but we believe that any such refund, if made, would not be material to our financial position.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    Public companies, such as Liberty, are required to adopt Statement 123R as of the beginning of the first interim period that begins after June 15, 2005. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after July 1, 2005. The accounting for awards granted, but not vested, prior to July 1, 2005 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. We expect to adopt Statement 123R on a prospective basis, and our financial statements for periods that begin after June 15, 2005 will include pro forma information as though the standard had been adopted for all periods presented.

    While we have not yet quantified the impact of adopting Statement 123R, we believe that such adoption could have a significant impact on our operating income and net earnings in the future.

CRITICAL ACCOUNTING ESTIMATES

    The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

    CARRYING VALUE OF INVESTMENTS. Our cost and equity method investments comprise 43.5% and 7.4%, respectively, of our total assets at December 31, 2004 and 36.1% and 6.7%, respectively, at December 31, 2003. We account for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement of Financial Accounting Standards No. 142, Accounting Principles Board Opinion No. 18, EITF Topic 03-1 and SAB No. 59. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary or "nontemporary." If a decline in fair value is determined to be nontemporary, we are required to reflect such decline in our statement of operations. Nontemporary declines in fair value of our cost investments are recognized on a separate line in our statement of operations, and nontemporary declines in fair value of our equity method investments are included in share of losses of affiliates in our statement of operations.

    The primary factors we consider in our determination of whether declines in fair value are nontemporary are the length of time that the fair value of the investment is below our carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our other cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

    Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our statement of operations in the period in which they occur to the extent such decreases are deemed to be nontemporary. Subsequent increases in fair value will be recognized in our statement of operations only upon our ultimate disposition of the investment.

    At December 31, 2004, we had unrealized losses of $15 million related to one of our AFS equity securities.

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

    The allocation of the purchase price to tangible and intangible assets impacts our statement of operations due to the amortization of these assets. With respect to the acquisition of QVC, the total purchase price of $7.9 billion was allocated to QVC's net assets based on their estimated fair values as determined by an independent valuation firm. QVC's more significant intangible assets included customer relationships and cable and satellite distribution rights, which are amortized over their respective useful lives, and trademarks, which have an indefinite useful life and are not amortized. We also allocated a portion of the purchase price to goodwill, which is not amortized. We estimate that amortization expense related to the amortizable intangible assets will be $312 million annually. If the allocation to QVC's amortizable assets had been 10% or $436 million more and the allocation to trademarks and goodwill had been $436 million less, our annual amortization expense would be $31 million higher.

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

    We use the Black-Scholes model to estimate the fair value of our derivative instruments ("AFS Derivatives") that we use to manage market risk related to certain of our AFS securities. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. We obtain volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. We obtain a discount rate at the inception of the derivative instrument and update such rate each reporting period based on our estimate of the discount rate at which we could currently settle the derivative instrument. At December 31, 2004, the expected volatilities used to value our AFS Derivatives generally ranged from 20% to 30% and the discount rates ranged from 3.1% to 4.8%. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of our derivative instruments may differ materially from these estimates.

    Changes in our assumptions regarding (1) the discount rate and (2) the volatility rates of the underlying securities that are used in the Black-Scholes model would have the most significant impact on the valuation of our AFS Derivatives. The table below summarizes changes in these assumptions and the resulting impacts on our estimate of fair value.

                                                  ESTIMATED AGGREGATE
                                                   FAIR VALUE OF AFS    DOLLAR VALUE
ASSUMPTION                                            DERIVATIVES          CHANGE
----------                                        -------------------   ------------
                                                         AMOUNTS IN MILLIONS
As recorded at December 31, 2004................         $1,340
25% increase in discount rate...................         $1,138             (202)
25% decrease in discount rate...................         $1,550              210
25% increase in expected volatilities...........         $1,298              (42)
25% decrease in expected volatilities...........         $1,386               46

    CARRYING VALUE OF LONG-LIVED ASSETS. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") also comprise a significant portion of our total assets at December 31, 2004 and 2003. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, or upon the occurrence of certain triggering events, assess the recoverability of our long-lived assets. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

    In 2003, Starz Entertainment obtained an independent third party valuation in connection with its annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of Starz Entertainment, indicated that the fair value of this reporting unit was less than its carrying value. This reporting unit fair value was then used to calculate an implied value of the goodwill related to Starz Entertainment. The $1,352 million excess of the carrying amount of the goodwill (including $1,195 million of allocated enterprise-level goodwill) over its implied value has been recorded as an impairment charge in the fourth quarter of 2003. The reduction in the value of Starz Entertainment reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed Internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of Starz Entertainment's services and (2) lower per subscriber rates under the new affiliation agreement with Comcast, as compared to the payments required under the 1997 AT&T Broadband affiliation agreement (including the programming pass-through provision).

    Due to the slow-down in the movie and television industries in 2002, Ascent Media recorded a long-lived asset impairment charge of $84 million. In 2002, we also recorded a $92 million impairment charge related to OpenTV Corp due to slower than expected growth in the interactive television industry and cutbacks in capital expenditures by broadband service providers.

    INCOME TAXES. We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of December 31, 2004, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $7,149 million, which had a weighted average interest rate of 4.7%. Our variable rate debt of $3,736 million had a weighted average interest rate of 3.9% at December 31, 2004. Had market interest rates been 100 basis points higher (representing an approximate 26% increase over our variable rate debt effective cost of borrowing) throughout the year ended December 31, 2004, we would have recognized approximately $37 million of additional interest expense. Had the estimated value of the call option obligations associated with our senior exchangeable debentures been 10% higher during the year ended December 31, 2004, we would have recognized an additional unrealized loss on derivative instruments of $110 million. For additional information regarding the impacts of changes in discount rates and volatilities on our derivative instruments, see "Critical Accounting Estimates--Accounting for Derivatives."

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

    Put spread collars provide us and the counterparty with put and call options similar to equity collars. In addition, put spread collars provide the counterparty with a put option that gives it the right to require us to purchase the underlying securities at a price that is lower than the Company Put Price. The inclusion of the secondary put option allows us to secure a higher call option price while maintaining net zero cash to enter into the collar. However, the inclusion of the secondary put exposes us to market risk if the underlying security trades below the put spread price and may restrict our ability to borrow against the derivative.

    Among other factors, changes in the market prices of the securities underlying the AFS Derivatives affect the fair market value of the AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our AFS Derivatives would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our consolidated statement of operations.

                                                                  ESTIMATED AGGREGATE FAIR VALUE
                                                     --------------------------------------------------------
                                                       EQUITY     PUT SPREAD     PUT        CALL
                                                     COLLARS(1)    COLLARS     OPTIONS    OPTIONS     TOTAL
                                                     ----------   ----------   --------   --------   --------
                                                                       AMOUNTS IN MILLIONS
Fair value at December 31, 2004....................    $1,618         291        (445)      (124)     1,340
5% increase in market prices.......................    $1,418         290        (423)      (141)     1,144
10% increase in market prices......................    $1,218         289        (401)      (158)       948
5% decrease in market prices.......................    $1,816         292        (467)      (108)     1,533
10% decrease in market prices......................    $2,013         292        (489)       (92)     1,724

------------------------

(1) Includes narrow-band collars.

    At December 31, 2004, the fair value of our AFS securities was $21,763 million. Had the market price of such securities been 10% lower at December 31, 2004, the aggregate value of such securities would have been $2,176 million lower resulting in a decrease to unrealized gains in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

    In connection with certain of our AFS Derivatives, we periodically borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we own have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements upon the occurrence of certain events which limit the trading volume of the underlying security. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's and Ascent Media's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

    From time to time we enter into total return debt swaps in connection with our own or third-party public and private indebtedness. We initially post collateral with the counterparty equal to 10% of the value of the underlying securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At December 31, 2004, the aggregate purchase price of debt securities underlying total return debt swap arrangements related to our senior notes and debentures was $147 million. As of such date, we had posted cash collateral equal to $15 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $132 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by an equal amount.

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

    Our counterparty credit risk by financial institution is summarized below:

                                                           AGGREGATE FAIR VALUE OF
                                                          DERIVATIVE INSTRUMENTS AT
COUNTERPARTY                                                  DECEMBER 31, 2004
------------                                              -------------------------
                                                             AMOUNTS IN MILLIONS
Counterparty A..........................................            $  541
Counterparty B..........................................               506
Counterparty C..........................................               411
Counterparty D..........................................               342
Counterparty E..........................................               308
Other...................................................               320
                                                                    ------
                                                                    $2,428
                                                                    ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-33. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    See page II-31 for MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

    See page II-32 for REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM for our accountant's attestation regarding our internal controls over financial reporting.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

    None.

                        MANAGEMENT'S REPORT ON INTERNAL
                        CONTROL OVER FINANCIAL REPORTING

    Liberty Media Corporation's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles;
(3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

    The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-- INTEGRATED FRAMEWORK.

    Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2004, Liberty Media Corporation's internal control over financial reporting is effectively designed and operating effectively.

    Liberty Media Corporation's independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page II-32 of this Annual Report on Form 10-K.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Media Corporation:

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing on page II-31, that Liberty Media Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of Liberty Media Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the internal control over financial reporting of Liberty Media Corporation based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and related disclosure in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that Liberty Media Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the COSO. Also, in our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by COSO.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2004 and
December 31, 2003, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado
March 14, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Media Corporation:

    We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Liberty Media Corporation as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated
March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                          KPMG LLP

Denver, Colorado
March 14, 2005

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                               2004        2003*
                                                             ---------   ---------
                                                              AMOUNTS IN MILLIONS
Assets
Current assets:
  Cash and cash equivalents................................   $ 1,421      2,974
  Trade and other receivables, net.........................     1,186      1,049
  Inventory, net...........................................       712        588
  Prepaid expenses and program rights......................       579        479
  Derivative instruments (note 7)..........................       827        543
  Other current assets.....................................        63        352
                                                              -------     ------
    Total current assets...................................     4,788      5,985
                                                              -------     ------
Investments in available-for-sale securities and other cost
  investments (note 6).....................................    21,847     19,566
Long-term derivative instruments (note 7)..................     1,601      3,247
Investments in affiliates, accounted for using the equity
  method (note 8)..........................................     3,734      3,613

Property and equipment, at cost............................     2,105      1,869
Accumulated depreciation...................................      (713)      (492)
                                                              -------     ------
                                                                1,392      1,377
                                                              -------     ------

Intangible assets not subject to amortization (note 2):
  Goodwill.................................................     9,073      8,911
  Trademarks...............................................     2,385      2,385
                                                              -------     ------
                                                               11,458     11,296
                                                              -------     ------

Intangible assets subject to amortization, net (note 2)....     4,440      4,821
Other assets, at cost, net of accumulated amortization.....       770        577
Assets of discontinued operations (note 5).................       151      3,743
                                                              -------     ------
    Total assets...........................................   $50,181     54,225
                                                              =======     ======

------------------------

*   See note 5.

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                2004        2003*
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................................  $    457         402
  Accrued interest payable..................................       143         152
  Other accrued liabilities.................................       694         628
  Accrued stock compensation................................       236         190
  Program rights payable....................................       200         177
  Derivative instruments (note 7)...........................     1,179         854
  Other current liabilities.................................       298         160
                                                              --------    --------
    Total current liabilities...............................     3,207       2,563
                                                              --------    --------
Long-term debt (note 9).....................................     8,566       9,417
Long-term derivative instruments (note 7)...................     1,812       1,756
Deferred income tax liabilities (note 10)...................    10,734      10,678
Other liabilities...........................................       826         377
Liabilities of discontinued operations (note 5).............       151         299
                                                              --------    --------
    Total liabilities.......................................    25,296      25,090
                                                              --------    --------
Minority interests in equity of subsidiaries................       299         293
Stockholders' equity (note 11):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --          --
  Series A common stock $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,678,895,158 shares at December 31, 2004 and
    2,669,835,166 shares at December 31, 2003...............        27          27
  Series B common stock $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at
    December 31, 2004 and 217,100,515 shares at
    December 31, 2003.......................................         1           2
  Additional paid-in capital................................    33,765      39,001
  Accumulated other comprehensive earnings, net of taxes
    ("AOCE") (note 15)......................................     4,226       3,246
  AOCE from discontinued operations.........................         1         (45)
  Unearned compensation.....................................       (64)        (98)
  Accumulated deficit.......................................   (13,245)    (13,291)
                                                              --------    --------
                                                                24,711      28,842
  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2004)................      (125)         --
                                                              --------    --------
    Total stockholders' equity..............................    24,586      28,842
                                                              --------    --------
Commitments and contingencies (note 17)
    Total liabilities and stockholders' equity..............  $ 50,181      54,225
                                                              ========    ========

------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004        2003*       2002*
                                                              ---------   ---------   ---------
                                                               AMOUNTS IN MILLIONS, EXCEPT PER
                                                                        SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $ 5,687       1,973          --
  Communications and programming services...................     1,995       1,765       1,804
                                                               -------     -------     -------
                                                                 7,682       3,738       1,804
                                                               -------     -------     -------
Operating costs and expenses:
  Cost of sales--electronic retailing services..............     3,594       1,258          --
  Operating.................................................     1,736       1,161         943
  Selling, general and administrative ("SG&A")..............       815         519         458
  Stock compensation--SG&A (note 2).........................       101         (88)        (46)
  Litigation settlement.....................................       (42)         --          --
  Depreciation..............................................       247         195         164
  Amortization..............................................       489         270         178
  Impairment of long-lived assets (note 2)..................        --       1,362         187
                                                               -------     -------     -------
                                                                 6,940       4,677       1,884
                                                               -------     -------     -------
    Operating income (loss).................................       742        (939)        (80)
Other income (expense):
  Interest expense..........................................      (615)       (529)       (410)
  Dividend and interest income..............................       131         164         183
  Share of earnings (losses) of affiliates, net (note 8)....        97          45         (89)
  Realized and unrealized gains (losses) on derivative
    instruments, net (note 7)...............................    (1,284)       (662)      2,139
  Gains (losses) on dispositions, net (notes 6, 8 and 11)...     1,406       1,125        (541)
  Nontemporary declines in fair value of investments (note
    6)......................................................      (129)        (22)     (5,806)
  Other, net................................................       (24)        (55)          1
                                                               -------     -------     -------
                                                                  (418)         66      (4,523)
                                                               -------     -------     -------
    Earnings (loss) from continuing operations before income
      taxes and minority interest...........................       324        (873)     (4,603)
Income tax benefit (expense) (note 10)......................      (158)       (354)      1,512
Minority interests in losses (earnings) of subsidiaries.....        (5)          2          29
                                                               -------     -------     -------
    Earnings (loss) from continuing operations before
      cumulative effect of accounting change................       161      (1,225)     (3,062)
Earnings (loss) from discontinued operations, net of taxes
  (note 5)..................................................      (115)          3        (740)
Cumulative effect of accounting change, net of taxes (note
  2)........................................................        --          --      (1,528)
                                                               -------     -------     -------
    Net earnings (loss).....................................   $    46      (1,222)     (5,330)
                                                               =======     =======     =======
Earnings (loss) per common share (note 2):
  Basic and diluted earnings (loss) from continuing
    operations..............................................   $   .06        (.44)      (1.18)
  Discontinued operations...................................      (.04)         --        (.29)
  Cumulative effect of accounting change, net of taxes......        --          --        (.59)
                                                               -------     -------     -------
  Basic and diluted net earnings (loss).....................   $   .02        (.44)      (2.06)
                                                               =======     =======     =======
Number of common shares outstanding.........................     2,856       2,748       2,590
                                                               =======     =======     =======

------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004      2003*      2002*
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $   46     (1,222)    (5,330)
                                                               ------    -------    -------
Other comprehensive earnings (loss), net of taxes (note 15):
  Foreign currency translation adjustments..................       30         42         77
  Unrealized holding gains (losses) arising during the
    period..................................................    1,489      3,343     (4,160)
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................     (488)      (628)     3,598
  Other comprehensive earnings (loss) from discontinued
    operations (note 5).....................................      (61)       218       (129)
                                                               ------    -------    -------
  Other comprehensive earnings (loss).......................      970      2,975       (614)
                                                               ------    -------    -------
Comprehensive earnings (loss)...............................   $1,016      1,753     (5,944)
                                                               ======    =======    =======

------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                     AOCE
                                                     COMMON STOCK        ADDITIONAL                  FROM
                                     PREFERRED   ---------------------    PAID-IN                DISCONTINUED     UNEARNED
                                       STOCK     SERIES A    SERIES B     CAPITAL       AOCE      OPERATIONS    COMPENSATION
                                     ---------   ---------   ---------   ----------   --------   ------------   ------------
                                                                       AMOUNTS IN MILLIONS
Balance at January 1, 2002.........  $    --        24             2       35,996        974         (134)            --
  Net loss.........................       --        --            --           --         --           --             --
  Other comprehensive loss.........       --        --            --           --       (485)        (129)            --
  Issuance of common stock for
    acquisitions...................       --        --            --          195         --           --             --
  Issuance of common stock pursuant
    to rights offering.............       --         1            --          617         --           --             --
  Purchases of Series A common
    stock..........................       --        --            --         (281)        --           --             --
  Series A common stock put
    options, net of cash received
    (note 11)......................       --        --            --          (29)        --           --             --
                                     ---------      --       ---------     ------      -----         ----           ----
Balance at December 31, 2002.......       --        25             2       36,498        489         (263)            --
  Net loss.........................       --        --            --           --         --           --             --
  Other comprehensive earnings.....       --        --            --           --      2,757          218             --
  Issuance of Series A common stock
    for acquisitions...............       --         2            --        2,654         --           --             --
  Issuance of Series A common stock
    for cash.......................       --        --            --          141         --           --             --
  Purchases of Series A common
    stock..........................       --        --            --         (437)        --           --             --
  Issuance of restricted stock.....       --        --            --          102         --           --           (102)
  Amortization of deferred
    compensation...................       --        --            --           --         --           --              4
  Series A common stock put
    options, net of cash received
    (note11).......................       --        --            --           37         --           --             --
  Gain in connection with the
    issuance of stock of a
    subsidiary.....................       --        --            --            6         --           --             --
                                     ---------      --       ---------     ------      -----         ----           ----
Balance at December 31, 2003.......       --        27             2       39,001      3,246          (45)           (98)
  Net earnings.....................       --        --            --           --         --           --             --
  Other comprehensive earnings
    (loss).........................       --        --            --           --      1,031          (61)            --
  Issuance of Series A common stock
    for acquisitions...............       --        --            --          152         --           --             --
  Issuance of Series A common stock
    in exchange for Series B common
    stock (note 11)................       --         1            (1)         125         --           --             --
  Acquisition of Series A common
    stock (note 11)................       --        (1)           --       (1,016)        --           --             --
  Amortization of deferred
    compensation...................       --        --            --           --         --           --             31
  Distribution to stockholders for
    spin off of Liberty Media
    International ("LMI") (note
    5).............................       --        --            --       (4,512)       (51)         107             --
  Stock compensation for Liberty
    options held by LMI employees
    (note 13)......................       --        --            --           (4)        --           --             --
  Stock compensation for LMI
    options held by Liberty
    employees (note 13)............       --        --            --           17         --           --             --
  Cancellation of restricted
    stock..........................       --        --            --           (3)        --           --              3
  Other............................       --        --            --            5         --           --             --
                                     ---------      --       ---------     ------      -----         ----           ----
Balance at December 31, 2004.......  $    --        27             1       33,765      4,226            1            (64)
                                     =========      ==       =========     ======      =====         ====           ====


                                                                  TOTAL
                                     ACCUMULATED   TREASURY   STOCKHOLDERS'
                                       DEFICIT      STOCK        EQUITY
                                     -----------   --------   -------------
                                              AMOUNTS IN MILLIONS
Balance at January 1, 2002.........     (6,739)        --         30,123
  Net loss.........................     (5,330)        --         (5,330)
  Other comprehensive loss.........         --         --           (614)
  Issuance of common stock for
    acquisitions...................         --         --            195
  Issuance of common stock pursuant
    to rights offering.............         --         --            618
  Purchases of Series A common
    stock..........................         --         --           (281)
  Series A common stock put
    options, net of cash received
    (note 11)......................         --         --            (29)
                                       -------       ----         ------
Balance at December 31, 2002.......    (12,069)        --         24,682
  Net loss.........................     (1,222)        --         (1,222)
  Other comprehensive earnings.....         --         --          2,975
  Issuance of Series A common stock
    for acquisitions...............         --         --          2,656
  Issuance of Series A common stock
    for cash.......................         --         --            141
  Purchases of Series A common
    stock..........................         --         --           (437)
  Issuance of restricted stock.....         --         --             --
  Amortization of deferred
    compensation...................         --         --              4
  Series A common stock put
    options, net of cash received
    (note11).......................         --         --             37
  Gain in connection with the
    issuance of stock of a
    subsidiary.....................         --         --              6
                                       -------       ----         ------
Balance at December 31, 2003.......    (13,291)        --         28,842
  Net earnings.....................         46         --             46
  Other comprehensive earnings
    (loss).........................         --         --            970
  Issuance of Series A common stock
    for acquisitions...............         --         --            152
  Issuance of Series A common stock
    in exchange for Series B common
    stock (note 11)................         --       (125)            --
  Acquisition of Series A common
    stock (note 11)................         --         --         (1,017)
  Amortization of deferred
    compensation...................         --         --             31
  Distribution to stockholders for
    spin off of Liberty Media
    International ("LMI") (note
    5).............................         --         --         (4,456)
  Stock compensation for Liberty
    options held by LMI employees
    (note 13)......................         --         --             (4)
  Stock compensation for LMI
    options held by Liberty
    employees (note 13)............         --         --             17
  Cancellation of restricted
    stock..........................         --         --             --
  Other............................         --         --              5
                                       -------       ----         ------
Balance at December 31, 2004.......    (13,245)      (125)        24,586
                                       =======       ====         ======

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004      2003*      2002*
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
                                                                       (SEE NOTE 3)
Cash flows from operating activities:
  Earnings (loss) from continuing operations................  $   161     (1,225)    (4,590)
  Adjustments to reconcile earnings (loss) from continuing
    operations to net cash provided (used) by operating
    activities:
    Cumulative effect of accounting change, net of taxes....       --         --      1,528
    Depreciation and amortization...........................      736        465        342
    Impairment of long-lived assets.........................       --      1,362        187
    Stock compensation......................................      101        (88)       (46)
    Payments of stock compensation..........................      (10)      (360)      (117)
    Noncash interest expense................................       96         76         14
    Share of losses (earnings) of affiliates, net...........      (97)       (45)        89
    Nontemporary decline in fair value of investments.......      129         22      5,806
    Realized and unrealized losses (gains) on derivative
     instruments, net.......................................    1,284        662     (2,139)
    Losses (gains) on disposition of assets, net............   (1,406)    (1,125)       541
    Minority interests in earnings (losses) of
     subsidiaries...........................................        5         (2)       (29)
    Deferred income tax expense (benefit)...................     (197)       279     (1,519)
    Other noncash charges...................................       20         63         25
    Changes in operating assets and liabilities, net of the
     effect of acquisitions and dispositions:
      Receivables...........................................      (87)      (180)       (34)
      Inventory.............................................     (124)       (14)        --
      Prepaid expenses and other current assets.............     (351)      (152)       (85)
      Payables and other current liabilities................      657        179         13
                                                              -------     ------     ------
        Net cash provided (used) by operating activities....      917        (83)       (14)
                                                              -------     ------     ------
  Cash flows from investing activities:
  Cash proceeds from dispositions...........................      483      2,449      1,033
  Premium proceeds from origination of derivatives..........      193        763        521
  Net proceeds from settlement of derivatives...............      322      1,172        410
  Investments in and loans to equity affiliates.............      (30)       (48)       (65)
  Investments in and loans to cost investees................     (930)    (2,509)      (228)
  Cash paid for acquisitions, net of cash acquired..........     (137)      (711)       (44)
  Capital expended for property and equipment...............     (226)      (177)      (147)
  Net sales of short term investments.......................      272         95        148
  Repayments of notes receivable from LMI...................      117         --         --
  Other investing activities, net...........................      (14)         9         14
                                                              -------     ------     ------
    Net cash provided by investing activities...............       50      1,043      1,642
                                                              -------     ------     ------
Cash flows from financing activities:
  Borrowings of debt........................................       --      4,155        179
  Repayments of debt........................................   (1,006)    (3,480)      (772)
  Purchases of Liberty Series A common stock................     (547)      (437)      (281)
  Repurchases of subsidiary common stock....................     (171)        --         --
  Proceeds from issuance of common stock....................       --        141        618
  Other financing activities, net...........................       37        (42)        (2)
                                                              -------     ------     ------
    Net cash provided (used) by financing activities........   (1,687)       337       (258)
                                                              -------     ------     ------
    Net cash used by discontinued operations................     (833)      (485)    (1,272)
                                                              -------     ------     ------
        Net increase (decrease) in cash and cash
        equivalents.........................................   (1,553)       812         98
        Cash and cash equivalents at beginning of year......    2,974      2,162      2,064
                                                              -------     ------     ------
        Cash and cash equivalents at end of year............  $ 1,421      2,974      2,162
                                                              =======     ======     ======

------------------------------

*   See note 5.

          See accompanying notes to consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

(1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries ("Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its controlling and noncontrolling ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries in the United States, Europe and Asia. In addition, companies in which Liberty owns interests are engaged in, among other things,
(i) interactive commerce via the Internet, television and telephone,
(ii) domestic cable and satellite broadband services, and (iii) telephony and other technology ventures. Prior to the June 7, 2004 spin off of Liberty Media International, Inc., Liberty was also engaged in international broadband distribution of video, voice and data services. See note 5.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

    RECEIVABLES

    Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $77 million and $91 million at December 31, 2004 and 2003, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

                                                                ADDITIONS
                                             BALANCE    -------------------------                  BALANCE
                                            BEGINNING    CHARGED                    DEDUCTIONS--    END OF
                                             OF YEAR    TO EXPENSE   ACQUISITIONS    WRITE-OFFS      YEAR
                                            ---------   ----------   ------------   ------------   --------
                                                                  AMOUNTS IN MILLIONS
2004......................................     $91          21            --            (35)          77
                                               ===          ==            ==            ===           ==
2003......................................     $27          18            62            (16)          91
                                               ===          ==            ==            ===           ==
2002......................................     $18          17             1             (9)          27
                                               ===          ==            ==            ===           ==

    INVENTORY

    Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    A summary of activity in the inventory obsolescence account is as follows:

                                                                ADDITIONS
                                             BALANCE    -------------------------                  BALANCE
                                            BEGINNING    CHARGED                    DEDUCTIONS--    END OF
                                             OF YEAR    TO EXPENSE   ACQUISITIONS    WRITE-OFFS      YEAR
                                            ---------   ----------   ------------   ------------   --------
                                                                  AMOUNTS IN MILLIONS
2004......................................     $93          54            --            (59)          88
                                               ===          ==            ==            ===           ==
2003......................................     $--          19            93            (19)          93
                                               ===          ==            ==            ===           ==

    PROGRAM RIGHTS

    Prepaid program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Committed program rights and program rights payable are recorded at the estimated cost of the programs when the film is available for airing less prepayments. These amounts are amortized on a film-by-film basis over the anticipated number of exhibitions.

    INVESTMENTS

    All marketable equity and debt securities held by the Company are classified as available-for-sale and are carried at fair value ("AFS Securities"). Unrealized holding gains and losses on AFS Securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

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

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company uses various derivative instruments including equity collars, narrow-band collars, put spread collars, written put and call options, bond swaps and interest rate swaps to manage fair value and cash flow risk associated with many of its investments and some of its variable rate debt. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

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

    Liberty accounts for its derivatives pursuant to Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"). All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

    During 2002, the only derivative instruments designated as hedges were the Company's equity collars, which were designated as fair value hedges. Effective December 31, 2002, the Company elected to dedesignate its equity collars as fair value hedges. Such election had no effect on the Company's financial position at December 31, 2002 or its results of operations for the year ended December 31, 2002. Subsequent to December 31, 2002, changes in the fair value of the Company's AFS Securities that previously had been reported in earnings due to the designation of equity collars as fair value hedges are reported as a component of other comprehensive earnings (loss) on the Company's consolidated balance sheet. Changes in the fair value of the equity collars continue to be reported in earnings.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

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

    ADOPTION OF STATEMENT NO. 142

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

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

    In situations where the implied fair value of a reporting unit's goodwill was less than its carrying value, Liberty recorded a transition impairment charge. The Company recognized a $1,528 million transitional impairment loss, net of taxes of $24 million, as the cumulative effect of a change in accounting principle in 2002. The foregoing transitional impairment loss includes an adjustment of $61 million for the Company's proportionate share of transition adjustments that its equity method affiliates recorded.

    GOODWILL

    Changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

                                                         STARZ
                                                     ENTERTAINMENT
                                        QVC, INC.      GROUP LLC     OTHER(3)    TOTAL
                                        ----------   -------------   --------   --------
                                                      AMOUNTS IN MILLIONS
Balance at December 31, 2003..........    $3,889         1,383        3,639      8,911
  Acquisitions(1).....................        39            --           23         62
  Other(2)............................       120            --          (20)       100
                                          ------         -----        -----      -----
Balance at December 31, 2004..........    $4,048         1,383        3,642      9,073
                                          ======         =====        =====      =====

------------------------

(1) During the year ended December 31, 2004, subsidiaries of Liberty completed several small acquisitions and the buyout of minority partners for aggregate cash consideration of $137 million. In connection with these acquisitions, Liberty recorded additional goodwill of $62 million, which represents the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired.

(2) Other activity for QVC, Inc. ("QVC") relates primarily to the repurchase of QVC stock held by employees of QVC. The differences between the carrying value of the minority interest acquired and the purchase price is recorded as goodwill.

(3) As noted above, the Company's enterprise-level goodwill of $3,148 million is allocable to reporting units, whether they are consolidated subsidiaries or equity method investments. Total enterprise-

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    level goodwill at December 31, 2004, which is included in Other, is allocated as follows (amounts in millions).

                                                              ALLOCABLE
ENTITY                                                        GOODWILL
------                                                        ---------
Discovery Communications, Inc. ("Discovery")................   $1,771
QVC.........................................................    1,220
Courtroom Television Network, LLC ("Court TV")..............      124
GSN, LLC ("GSN")............................................       17
Other.......................................................       16
                                                               ------
                                                               $3,148
                                                               ======

    Starz Entertainment Group LLC ("Starz Entertainment") obtained an independent third party valuation in connection with its 2003 annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of Starz Entertainment, indicated that the fair value of this reporting unit was less than its carrying value. This reporting unit fair value was then used to calculate an implied value of the goodwill (including
$1,195 million of allocated enterprise-level goodwill) related to Starz Entertainment. The $1,352 million excess of the carrying amount of the goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2003. The reduction in the value of Starz Entertainment reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed Internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of Starz Entertainment's services and (2) lower per subscriber rates under a new affiliation agreement with Comcast.

    In August 2002, Liberty purchased 38% of the common equity and 85% of the voting power of OpenTV Corp. ("OpenTV"), which when combined with Liberty's previous ownership interest in OpenTV, brought Liberty's total ownership to 41% of the equity and 86% of the voting power of OpenTV. During the period between the execution of the purchase agreement in May 2002 and the consummation of the acquisition in August 2002, OpenTV disclosed that it was lowering its revenue and cash flow projections for 2002 and extending the time before it would be cash flow positive. As a result, OpenTV wrote off all of its separately recorded goodwill. In light of the announcement by OpenTV and the adverse impact on its stock price, as well as other negative factors arising in its industry sector, Liberty determined that the goodwill initially recorded in purchase accounting ($92 million) was not recoverable. This assessment is supported by an appraisal performed by an independent third party. Accordingly, Liberty recorded an impairment charge for the entire amount of the goodwill during the third quarter of 2002. In addition to the goodwill impairment related to OpenTV, the Company recorded 2002 impairments of $84 million related to Ascent Media and $11 million related to other consolidated subsidiaries.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

    Intangible assets subject to amortization are comprised of the following:

                                                     DECEMBER 31, 2004                    DECEMBER 31, 2003
                                             ----------------------------------   ----------------------------------
                                              GROSS                      NET       GROSS                      NET
                                             CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                              AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                             --------   ------------   --------   --------   ------------   --------
                                                                       AMOUNTS IN MILLIONS
Distribution rights........................   $2,618          (589)     2,029      2,580          (375)      2,205
Customer relationships.....................    2,347          (224)     2,123      2,336           (56)      2,280
Other......................................      636          (348)       288        591          (255)        336
                                              ------        ------      -----      -----          ----       -----
Total......................................   $5,601        (1,161)     4,440      5,507          (686)      4,821
                                              ======        ======      =====      =====          ====       =====

    Amortization of intangible assets with finite useful lives was $489 million, $270 million and $178 million for the years ended December 31, 2004, 2003 and 2002, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2005........................................................    $469
2006........................................................    $434
2007........................................................    $390
2008........................................................    $358
2009........................................................    $337

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

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

    Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

    REVENUE RECOGNITION

    Revenue is recognized as follows:

    - Revenue from electronic retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the year ended December 31, 2004 and the four months ended December 31, 2003 aggregated $1,089 million and $340 million, respectively.

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

    - Distribution revenue is recognized in the period that services are rendered.

    COST OF SALES--ELECTRONIC RETAILING

    Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

    ADVERTISING COSTS

    Advertising costs generally are expensed as incurred. Advertising expense aggregated $53 million, $22 million and $40 million for the years ended
December 31, 2004, 2003 and 2002, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

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

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2004       2003       2002
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS,
                                                           EXCEPT PER SHARE AMOUNTS
Earnings (loss) from continuing operations............    $161      (1,225)    (3,062)
  Add stock compensation as determined under the
    intrinsic value method, net of taxes..............       4           5         --
  Deduct stock compensation as determined under the
    fair value method, net of taxes...................     (51)        (55)       (78)
                                                          ----      ------     ------
Pro forma earnings (loss) from continuing
  operations..........................................    $114      (1,275)    (3,140)
                                                          ====      ======     ======
Basic and diluted earnings (loss) from continuing
  operations per share:
  As reported.........................................    $.06        (.44)     (1.18)
  Pro forma...........................................    $.04        (.46)     (1.21)

    Agreements that require Liberty to reacquire interests in subsidiaries held by officers and employees in the future are marked-to-market at the end of each reporting period with corresponding adjustments being recorded to stock compensation expense.

    EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,856 million weighted average shares outstanding for the year ended December 31, 2004. The diluted EPS calculation for 2004 includes 14 million potential common shares. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

consolidated statement of operations. Excluded from diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, are 72 million, 84 million and 78 million potential common shares because their inclusion would be anti-dilutive.

    RECLASSIFICATIONS

    Certain prior period amounts have been reclassified for comparability with the 2004 presentation.

    ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) the fair value of its derivative instruments and (iv) its assessment of nontemporary declines in value of its investments to be its most significant estimates.

    Liberty holds a significant number of investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    Public companies, such as Liberty, are required to adopt Statement 123R as of the beginning of the first interim period that begins after June 15, 2005. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after July 1, 2005. The accounting for awards granted, but not vested, prior to July 1, 2005 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. Liberty expects to adopt Statement 123R on a

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

prospective basis, and will include in its financial statements for periods that begin after June 15, 2005 pro forma information as though the standard had been adopted for all periods presented.

    While Liberty has not yet quantified the impact of adopting Statement 123R, it believes that such adoption could have a significant impact on its operating income and net earnings in the future.

(3) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired........................    $146       9,996       424
  Net liabilities assumed..............................     (19)       (968)      (57)
  Long-term debt issued................................      --      (4,000)       --
  Deferred tax liability...............................      --      (1,612)      (14)
  Minority interest....................................      10         (49)     (114)
  Common stock issued..................................      --      (2,656)     (195)
                                                           ----      ------      ----
    Cash paid for acquisitions, net of cash acquired...    $137         711        44
                                                           ====      ======      ====
Cash paid for interest.................................    $515         425       398
                                                           ====      ======      ====
Cash paid for income taxes.............................    $ 51          57        --
                                                           ====      ======      ====

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

    Subsequent to the closing, QVC is a consolidated subsidiary of Liberty. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and since that date QVC's results of operations have been consolidated with Liberty's. Prior to its acquisition of Comcast's

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

interest, Liberty accounted for its investment in QVC using the equity method of accounting. Liberty has recorded the acquisition of QVC as a step acquisition, and accordingly, QVC's assets and liabilities have been recorded at amounts equal to (1) 56.5% of estimated fair value at the date of acquisition plus
(2) 43.5% of historical cost. The $2,048 million excess of the purchase price over the estimated fair value of 56.5% of QVC's assets and liabilities combined with Liberty's historical equity method goodwill of $1,848 million has been recorded as goodwill in the accompanying consolidated balance sheet. The excess of the purchase price for Comcast's interest in QVC over the estimated fair value of QVC's assets and liabilities is attributable to the following:
(i) QVC's position as a market leader in its industry, (ii) QVC's ability to generate significant cash from operations and Liberty's ability to obtain access to such cash, and (iii) QVC's perceived significant international growth opportunities.

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

------------------------

(1) Customer relationships are being amortized over 10-14 years. Cable and satellite television distribution rights are being amortized primarily over 14 years.

    The following unaudited pro forma information for Liberty and its consolidated subsidiaries for the year ended December 31, 2003 was prepared assuming the acquisition of QVC occurred on January 1, 2003. These pro forma amounts are not necessarily indicative of operating results that would have occurred if the QVC acquisition had occurred on January 1, 2003 (amounts in millions, except per share amounts)

Revenue.....................................................  $ 6,653
Loss from continuing operations.............................  $(1,178)
Net loss....................................................  $(1,175)
Loss per common share.......................................  $  (.41)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

(5) DISCONTINUED OPERATIONS

    SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC.

    On June 7, 2004 (the "Spin Off Date"), Liberty completed the spin off (the "Spin Off") of its wholly-owned subsidiary, Liberty Media International, Inc. ("LMI"), to its shareholders. Substantially all of the assets and businesses of LMI were attributed to Liberty's International Group segment. In connection with the Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 pm, New York City time, on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 pm, New York City time, on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the Spin Off.

    In addition to the assets in Liberty's International Group operating segment, Liberty also contributed certain monetary assets to LMI in connection with the Spin Off. These monetary assets consisted of $50 million in cash, 5 million American Depository Shares for preferred, limited voting ordinary shares of News Corporation ("News Corp.") and related derivatives, and a 99.9% economic interest in 345,000 shares of preferred stock of ABC Family Worldwide, Inc.

    Summarized combined financial information for LMI is as follows:

    COMBINED BALANCE SHEETS

                                                         MAY 31,    DECEMBER 31,
                                                         2004(1)        2003
                                                         --------   -------------
                                                           AMOUNTS IN MILLIONS
Cash...................................................  $ 1,819           13
Current assets.........................................      542           18
Equity investments.....................................    1,914        1,741
Cost investments.......................................    1,201          450
Property and equipment, net............................    3,221           98
Goodwill and franchise costs...........................    2,628          689
Deferred tax assets....................................       --          458
Other assets...........................................      468           84
                                                         -------        -----
  Total assets.........................................  $11,793        3,551
                                                         =======        =====
Current liabilities....................................  $ 1,170           83
Note payable to Liberty................................      117           --
Long term debt.........................................    4,211           42
Deferred income tax liabilities........................      511           --
Other liabilities......................................      267            8
Minority interests.....................................    1,061           --
Equity.................................................    4,456        3,418
                                                         -------        -----
  Total liabilities and equity.........................  $11,793        3,551
                                                         =======        =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    COMBINED STATEMENTS OF OPERATIONS

                                                     FIVE MONTHS          YEARS ENDED
                                                        ENDED            DECEMBER 31,
                                                       MAY 31,      -----------------------
                                                       2004(1)        2003           2002
                                                     ------------   --------       --------
                                                              AMOUNTS IN MILLIONS
Revenue............................................     $ 956         109             104
Operating, selling, general and administrative
  expenses.........................................      (682)        (94)            (81)
Depreciation and amortization......................      (368)        (16)            (13)
Impairment of long-lived assets....................        --          --             (46)
                                                        -----         ---            ----
  Operating loss...................................       (94)         (1)            (36)
Other income (expense).............................       (54)         50            (490)
Income tax benefit (expense).......................       (30)        (28)            178
Minority interests.................................        92          --              --
                                                        -----         ---            ----
  Earnings (loss) before cumulative effect of
    accounting change..............................       (86)         21            (348)
Cumulative effect of accounting change.............        --          --            (238)
                                                        -----         ---            ----
  Net earnings (loss)..............................     $ (86)         21            (586)
                                                        =====         ===            ====

------------------------

(1) LMI's financial position and results of operations for the five months ended May 31, 2004 include UnitedGlobalCom, Inc., which was consolidated beginning January 1, 2004.

    Following the Spin Off, LMI and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin Off, LMI and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and LMI after the Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement, a Tax Sharing Agreement and a Short-Term Credit Facility.

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

    Under the Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty and LMI. LMI is responsible for all other taxes with respect to returns which include LMI, but do not include Liberty whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that LMI will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, LMI has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the Spin Off from qualifying as a tax-free transaction.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    Pursuant to the Short-Term Credit Facility, Liberty agreed to make loans to LMI from time to time up to an aggregate principal amount of $383 million. In addition, certain subsidiaries of LMI had notes payable to Liberty in the aggregate amount of $117 million at the date of the Spin Off. During the third quarter of 2004, LMI completed a rights offering, and used a portion of the cash proceeds to repay all principal and accrued interest due under the notes payable and Short-Term Credit Facility. Subsequent to this repayment, the Short-Term Credit Facility was terminated.

    DMX MUSIC

    During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). DMX is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses and was included in Liberty's Networks Group operating segment. On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of marketing efforts conducted prior to the bankruptcy filing, DMX has entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. Other prospective buyers will have an opportunity to submit offers to purchase all or a portion of those assets by a date to be determined by the Bankruptcy Court. After competitive bids, if any, have been submitted, Liberty expects that the Bankruptcy Court will make a determination as to the appropriate buyer, and the operating assets of DMX will be sold. In connection with its decision to dispose of its ownership interest, Liberty recognized a $23 million impairment loss to write down the carrying value of the net assets of DMX to their estimated fair value based upon the aforementioned arrangement to sell the assets. Such loss has been included in loss from discontinued operations in the accompanying consolidated financial statements.

    The consolidated financial statements and accompanying notes of Liberty have been revised to reflect LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMI and DMX have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported separately in such consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in AFS Securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               2004        2003
                                                             ---------   ---------
                                                              AMOUNTS IN MILLIONS
News Corp.(1)..............................................   $ 9,667      7,633
IAC/InterActiveCorp ("IAC")................................     3,824      4,697
Time Warner Inc. ("Time Warner")(2)........................     3,330      3,080
Sprint Corporation ("Sprint")..............................     2,342      1,134
Motorola(3)................................................     1,273      1,068
Viacom, Inc. ("Viacom")....................................       552        674
Other AFS equity securities(4).............................       471        382
Other AFS debt securities(1)(5)............................       304        985
Other cost investments and related receivables.............        87        178
                                                              -------     ------
                                                               21,850     19,831
  Less short-term investments..............................        (3)      (265)
                                                              -------     ------
                                                              $21,847     19,566
                                                              =======     ======

------------------------

(1) Certain of Liberty's News Corp. ADSs and other AFS debt securities were contributed to LMI in connection with the Spin Off. See note 5.

(2) Includes $176 million of shares pledged as collateral for share borrowing arrangements at December 31, 2004.

(3) Includes $654 million and $533 million of shares pledged as collateral for share borrowing arrangements at December 31, 2004 and 2003, respectively.

(4) Includes $77 million of shares pledged as collateral for share borrowing arrangements at December 31, 2004.

(5) At December 31, 2004, other AFS debt securities include $276 million of investments in third-party marketable debt securities held by Liberty parent. At December 31, 2003, such investments aggregated $560 million.

    NEWS CORP.

    Effective October 14, 2003, pursuant to a put/call arrangement with News Corp., Liberty acquired $500 million of American Depository Shares ("ADSs") for News Corp. preferred limited voting shares at $21.50 per ADR. In addition during 2003, Liberty sold certain of its News Corp. non-voting ADSs in the open market and purchased voting News Corp. ADSs in the open market. Liberty recognized a pre-tax gain of $236 million on the sale of its non-voting ADSs. In early 2004, Liberty purchased additional voting ADSs and sold additional non-voting ADSs in the open market and recorded a pre-tax gain of $134 million. On a net basis, Liberty effectively exchanged 21.2 million non-voting ADSs and $693 million in cash for 48 million voting ADSs, taking into account proceeds from sales of, and unwinding of collars on, non-voting News Corp. ADSs.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    In the fourth quarter of 2004, News Corp. reincorporated as a U.S. corporation and effected a reverse stock split by exchanging one share of newly issued voting stock ("NWS") or non-voting stock ("NWSA") for every two outstanding ADRs. In November 2004, Liberty entered into total return equity swaps with a financial institution with respect to 92 million shares of NWS. Pursuant to the terms of the swap, the financial institution acquired the 92 million shares of NWS for Liberty's benefit for a weighted average strike price of $17.48 (the "Strike Price"). The swaps also provided for (1) the obligation of the financial institution to pay Liberty an amount equal to the number of shares times any increase in the per-share price of NWS above the Strike Price and (2) the obligation of Liberty to pay the institution any decrease in the per-share price of NWS below the Strike Price. In
December 2004, Liberty elected to terminate the swaps. In connection with such termination, Liberty delivered 86.9 million shares of NWSA with a fair market value of $1,608 million in exchange for the 92 million shares of NWS with a fair market value of $1,749 million. Accordingly, Liberty recognized a pre-tax gain on the swap transaction of $141 million, which is included in realized and unrealized gains on financial instruments and a pre-tax gain on the exchange of NWSA for NWS of $710 million, which is included in gains on dispositions. Subsequent to the completion of this transaction, Liberty has an approximate 17% economic interest and an approximate 18% voting interest in News Corp.

    VIVENDI UNIVERSAL ("VIVENDI") AND IAC/INTERACTIVECORP

    Prior to May 7, 2002, Liberty held various interests in IAC that were accounted for using the equity method. IAC owned and operated businesses in cable programming, television production, electronic retailing, ticketing operations and Internet services.

    On May 7, 2002, Liberty, IAC, and Vivendi entered into a series of transactions which effectively resulted in Liberty exchanging 25 million shares of IAC, its indirect interests in certain of IAC's cable programming businesses and its 30% interest in multiThematiques S.A. for 37.4 million Vivendi ordinary shares, which at the date of the transaction had an aggregate fair value of $1,013 million. Liberty recognized a loss of $817 million based on the difference between the fair value of the Vivendi shares received and the carrying value of the assets relinquished, including enterprise-level goodwill of $514 million which had been allocated to the reporting unit holding the IAC interests.

    During the year ended December 31, 2003 and pursuant to contractual pre-emptive rights, Liberty acquired an aggregate 48.7 million shares of IAC for cash consideration of $1,166 million. At December 31, 2004, Liberty owns approximately 20% of IAC common stock representing an approximate 47% voting interest. However, due to certain governance arrangements which limit its ability to exert significant influence over IAC, Liberty has accounted for this investment as an AFS Security. Liberty's approximate 3% ownership interest in Vivendi was also accounted for as an AFS Security following the May 7, 2002 transaction. During the fourth quarter of 2003, Liberty sold all of its shares of Vivendi common stock in the open market for aggregate cash proceeds of $838 million and recognized a $262 million gain (before tax expense of $102 million).

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the years ended December 31, 2004, 2003 and 2002, Liberty determined that certain of its AFS Securities and cost investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. Nontemporary declines in value recorded in 2002 related primarily to Liberty's investments in Time Warner Inc., News Corporation and Sprint Corporation. Nontemporary declines in value in 2004 and 2003 were not significant.

    UNREALIZED HOLDINGS GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in AFS Securities are summarized below.

                                             DECEMBER 31, 2004         DECEMBER 31, 2003
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $7,292         19          5,779             1
Gross unrealized holding losses.........    $  (15)        --             --            --

    Management estimates that the fair market value of all of its other cost investments approximated $151 million and $405 million at December 31, 2004 and 2003, respectively. Management calculates market values of its other cost investments using a variety of approaches including multiple of cash flow, discounted cash flow model, per subscriber value, or a value of comparable public or private businesses. No independent appraisals were conducted for those cost investment assets.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
TYPE OF DERIVATIVE                                              2004       2003
------------------                                            --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
ASSETS
  Equity collars............................................  $ 2,016     3,358
  Put spread collars........................................      291       331
  Other.....................................................      121       101
                                                              -------     -----
    Total...................................................    2,428     3,790
  Less current portion......................................     (827)     (543)
                                                              -------     -----
                                                              $ 1,601     3,247
                                                              =======     =====
LIABILITIES
  Exchangeable debenture call option obligations............  $ 1,102       990
  Put options...............................................      445       772
  Equity collars............................................      398       293
  Borrowed shares...........................................      907       533
  Other.....................................................      139        22
                                                              -------     -----
    Total...................................................    2,991     2,610
  Less current portion......................................   (1,179)     (854)
                                                              -------     -----
                                                              $ 1,812     1,756
                                                              =======     =====

    EQUITY COLLARS, NARROW-BAND COLLARS, PUT SPREAD COLLARS AND PUT OPTIONS

    The Company has entered into equity collars, narrow-band collars, put spread collars, written put and call options and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price (the "Company Put Price") at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

secondary put exposes the Company to market risk if the underlying security trades below the put spread price.

    BORROWED SHARES

    In connection with certain of its derivative instruments, Liberty periodically borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements upon the occurrence of certain events which limit the trading volume of the underlying security. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

    EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint common stock, Motorola common stock, Viacom Class B common stock or Time Warner common stock, as applicable. (See note 9 for a more complete description of the exchangeable debentures.)

    Under Statement 133, the call option feature of the exchangeable debentures is reported separately from the long-term debt portion in the consolidated balance sheets at fair value. Changes in the fair value of the call option obligations are recognized as unrealized gains (losses) on derivative instruments in Liberty's consolidated statements of operations.

    REALIZED AND UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS

    Realized and unrealized gains (losses) on derivative instruments during the years ended December 31, 2004, 2003 and 2002 are comprised of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                            AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option feature.....................................  $  (129)     (158)        784
Change in the fair value of equity collars...........     (941)     (483)      4,032
Change in the fair value of borrowed shares..........     (227)     (121)         --
Change in the fair value of put options..............        2       108        (445)
Change in the fair value of put spread collars.......        8        21          71
Change in fair value of hedged AFS Securities........       --        --      (2,378)
Change in fair value of other derivatives(1).........        3       (29)         75
                                                       -------      ----      ------
  Total realized and unrealized gains (losses),
    net..............................................  $(1,284)     (662)      2,139
                                                       =======      ====      ======

------------------------

(1) Comprised primarily of forward foreign exchange contracts and interest rate swap agreements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

(8) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2004 and the carrying amount at December 31, 2003:

                                                   DECEMBER 31,        DECEMBER 31,
                                                       2004                2003
                                               ---------------------   -------------
                                               PERCENTAGE   CARRYING     CARRYING
                                               OWNERSHIP     AMOUNT       AMOUNT
                                               ----------   --------   -------------
                                                    DOLLAR AMOUNTS IN MILLIONS
Discovery....................................     50%        $2,946        2,864
Court TV.....................................     50%           277          260
GSN..........................................     50%           251          240
Other........................................   various         260          249
                                                             ------        -----
                                                             $3,734        3,613
                                                             ======        =====

    The following table reflects Liberty's share of earnings (losses) of affiliates including nontemporary declines in value:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2004       2003       2002
                                                            --------   --------   --------
                                                                 AMOUNTS IN MILLIONS
Discovery.................................................    $84         38         (32)
Court TV..................................................     17         (1)         (2)
GSN.......................................................     (1)        --          (6)
QVC*......................................................     --        107         154
Other.....................................................     (3)       (99)       (203)
                                                              ---        ---        ----
                                                              $97         45         (89)
                                                              ===        ===        ====

------------------------

*   A consolidated subsidiary since September 2003.

    DISCOVERY

    Discovery is a global media and entertainment company, that provides original and purchased video programming in the United States and over 160 other countries.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    Summarized financial information for Discovery is as follows:

    CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Current assets..............................................   $  835       858
Property and equipment......................................      380       360
Programming rights..........................................    1,027       882
Intangible assets...........................................      445       467
Other assets................................................      549       627
                                                               ------     -----
  Total assets..............................................   $3,236     3,194
                                                               ======     =====
Current liabilities.........................................   $  885     1,539
Long term debt..............................................    2,498     1,834
Other liabilities...........................................      161       213
Mandatorily redeemable equity of subsidiaries...............      320       410
Stockholders' deficit.......................................     (628)     (802)
                                                               ------     -----
  Total liabilities and equity..............................   $3,236     3,194
                                                               ======     =====

    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2004       2003       2002
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
Revenue...............................................   $2,365     1,995      1,717
Operating expenses....................................     (846)     (752)      (700)
Selling, general and administrative...................     (856)     (735)      (638)
Stock compensation....................................      (72)      (74)       (97)
Depreciation and amortization.........................     (129)     (120)      (113)
Gain on sale of patent................................       22        --         --
                                                         ------     -----      -----
  Operating income....................................      484       314        169
Interest expense......................................     (167)     (159)      (163)
Other expense.........................................       (7)      (17)       (64)
Income tax benefit (expense)..........................     (142)      (75)        10
                                                         ------     -----      -----
  Net earnings (loss).................................   $  168        63        (48)
                                                         ======     =====      =====

    OTHER

    In April 2002, Liberty sold its 40% interest in Telemundo Communications Group for cash proceeds of $679 million, and recognized a gain of $344 million (before related tax expense of $134 million) based upon the difference between the cash proceeds and Liberty's basis in Telemundo, including allocated goodwill of $25 million.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    During the years ended December 31, 2003 and 2002, Liberty recorded nontemporary declines in fair value aggregating $71 million and $76 million, respectively, related to certain of its other equity method investments. Such amounts are included in share of losses of affiliates.

(9) LONG-TERM DEBT

    Debt is summarized as follows:

                                                               OUTSTANDING      CARRYING VALUE
                                                                PRINCIPAL        DECEMBER 31,
                                                              DECEMBER 31,    -------------------
                                                                  2004          2004       2003
                                                              -------------   --------   --------
                                                                      AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes and debentures
    3.5% Senior Notes due 2006..............................     $   514          513     1,185
    Floating Rate Senior Notes due 2006.....................       2,463        2,463     2,463
    7.875% Senior Notes due 2009............................         716          711       744
    7.75% Senior Notes due 2009.............................         234          235       239
    5.7% Senior Notes due 2013..............................         802          800       997
    8.5% Senior Debentures due 2029.........................         500          495       495
    8.25% Senior Debentures due 2030........................         959          951       992
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029..............         869          249       246
    3.75% Senior Exchangeable Debentures due 2030...........         810          228       226
    3.5% Senior Exchangeable Debentures due 2031............         600          231       229
    3.25% Senior Exchangeable Debentures due 2031...........         559          118       127
    0.75% Senior Exchangeable Debentures due 2023...........       1,750        1,473     1,398
                                                                 -------       ------     -----
                                                                  10,776        8,467     9,341
Subsidiary debt.............................................         109          109        91
                                                                 -------       ------     -----
  Total debt................................................     $10,885        8,576     9,432
                                                                 =======
  Less current maturities...................................                      (10)      (15)
                                                                               ------     -----
  Total long-term debt......................................                   $8,566     9,417
                                                                               ======     =====

    SENIOR NOTES AND DEBENTURES

    The Floating Rate Notes accrue interest at 3 month LIBOR plus a margin. At December 31, 2004 the borrowing rate was 3.99%.

    Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

    The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $20 million and $24 million at December 31, 2004 and 2003, respectively, which is being amortized to interest expense in the accompanying consolidated statements of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    SENIOR EXCHANGEABLE DEBENTURES

    In November 1999, Liberty issued $869 million of 4% Senior Exchangeable Debentures due 2029. Each $1,000 debenture is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock. Liberty may, at its election, pay the exchange value in cash, Sprint common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

    In February and March 2000, Liberty issued an aggregate of $810 million of 3.75% Senior Exchangeable Debentures due 2030. Each $1,000 debenture is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock. Liberty may, at its election, pay the exchange value in cash, Sprint common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

    In January 2001, Liberty issued $600 million of 3.5% Senior Exchangeable Debentures due 2031. Each $1,000 debenture is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock and 4.0654 shares of Freescale Semiconductor, Inc. ("Freescale"), which Motorola spun off to its shareholders in December 2004. Such exchange value is payable, at Liberty's option, in cash, Motorola and Freescale stock or a combination thereof. On or after January 15, 2006, Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

    In March 2001, Liberty issued $817.7 million of 3.25% Senior Exchangeable Debentures due 2031. Each $1,000 debenture is exchangeable at the holder's option for the value of 18.5666 shares of Viacom Class B common stock. Such exchange value is payable at Liberty's option in cash, Viacom stock or a combination thereof. On or after March 15, 2006, Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

    In March and April 2003, Liberty issued an aggregate principal amount of $1,750 million of 0.75% Senior Exchangeable Debentures due 2023. Each $1,000 debenture is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of Liberty Series A common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the debentures, in whole or in part, for shares of Time Warner common stock, cash or any combination thereof equal to the face amount of the debentures plus accrued interest. On March 30, 2008, March 30, 2013 or
March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner common stock, cash, Liberty Series A common stock, or any combination thereof.

    Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

    In accordance with Statement 133, the call option feature of the exchangeable debentures is reported at fair value and separately from the long-term debt in the consolidated balance sheet. The reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The long-term debt is accreted to its face amount over the expected term of the debenture using the effective interest method. Accordingly, at December 31, 2004, the difference

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

between the principal amount and the carrying value of the long-term debt portion is the unamortized fair value of the call option feature that was recorded at the date of issuance of the respective debentures. Accretion related to all of the Company's exchangeable debentures aggregated $83 million, $61 million and $7 million during the years ended December 31, 2004, 2003 and 2002, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

    SUBSIDIARY DEBT

    Subsidiary debt at December 31, 2004 is comprised of capitalized satellite transponder lease obligations.

    In December 2004, Starz Entertainment cancelled its bank credit facility.

    FIVE YEAR MATURITIES

    The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2005........................................................   $   10
2006........................................................   $2,988
2007........................................................   $   12
2008........................................................   $1,762
2009........................................................   $  962

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at December 31, 2004 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $2,373
Floating rate senior notes..................................   $2,492
Senior debentures...........................................   $1,628
Senior exchangeable debentures, including call option
  obligation................................................   $4,376

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at December 31, 2004.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

(10) INCOME TAXES

    Income tax benefit (expense) consists of:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Current:
  Federal..............................................   $(175)        (4)        (4)
  State and local......................................     (62)       (30)        (1)
  Foreign..............................................    (118)       (41)        (2)
                                                          -----       ----      -----
                                                           (355)       (75)        (7)
                                                          -----       ----      -----
Deferred:
  Federal..............................................     137       (231)     1,288
  State and local......................................      51        (47)       231
  Foreign..............................................       9         (1)        --
                                                          -----       ----      -----
                                                            197       (279)     1,519
                                                          -----       ----      -----
Income tax benefit (expense)...........................   $(158)      (354)     1,512
                                                          =====       ====      =====

    Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Computed expected tax benefit..........................   $(112)       305      1,617
Impairment charges and amortization of goodwill not
  deductible for income tax purposes...................      --       (477)       (62)
State and local income taxes, net of federal income
  taxes................................................     (11)       (47)       153
Foreign taxes..........................................     (50)       (40)        (6)
Recognition of tax basis in equity of DMX..............      38         --         --
Change in valuation allowance affecting tax expense....     (10)       (65)       (13)
Adjustments to dividend received deduction.............      --        (21)        16
Disposition of nondeductible goodwill in sales
  transactions.........................................      --         --       (185)
Other, net.............................................     (13)        (9)        (8)
                                                          -----       ----      -----
  Income tax benefit (expense).........................   $(158)      (354)     1,512
                                                          =====       ====      =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               2004        2003
                                                             ---------   ---------
                                                              AMOUNTS IN MILLIONS
Deferred tax assets:
  Net operating and capital loss carryforwards.............   $ 1,169        803
  Accrued stock compensation...............................       127         95
  Other future deductible amounts..........................       198        135
                                                              -------     ------
    Deferred tax assets....................................     1,494      1,033
  Valuation allowance......................................      (407)      (386)
                                                              -------     ------
    Net deferred tax assets................................     1,087        647
                                                              -------     ------
Deferred tax liabilities:
  Investments..............................................     8,384      7,735
  Intangible assets........................................     2,453      2,587
  Discount on exchangeable debentures......................       863        849
  Other....................................................       243        176
                                                              -------     ------
    Deferred tax liabilities...............................    11,943     11,347
                                                              -------     ------
Net deferred tax liabilities...............................   $10,856     10,700
                                                              =======     ======

    The Company's valuation allowance increased $21 million in 2004, including a $10 million charge to tax expense and an $11 million valuation allowance recorded in connection with acquisitions.

    At December 31, 2004, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $3,162 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2006: $3 million; 2007: $87 million; 2008: $13 million; 2009:
$1,011 million; and beyond 2009: $2,048 million. Of the foregoing net operating and capital loss carryforward amount, approximately $1,149 million is subject to certain limitations and may not be currently utilized. The remaining
$2,013 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

    During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce the consolidated income tax liability. This utilization of taxable losses was accounted for by Liberty as a current federal intercompany income tax benefit. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $555 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability. In the fourth quarter of 2004, AT&T requested a refund from Liberty of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and were able to carry back to offset taxable income previously offset by Liberty's losses. In the event AT&T generates capital losses in 2004 and is able to carry back such

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

losses to offset taxable income previously offset by Liberty's losses, Liberty may be required to refund as much as an additional $229 million (excluding accrued interest) to AT&T. Liberty is currently unable to estimate how much, if any, it will ultimately refund to AT&T, but does not believe that any such refund, if made, would be material to its financial position.

(11) STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2004, no shares of preferred stock were issued.

    COMMON STOCK

    The Series A common stock has one vote per share, and the Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

    As of December 31, 2004, there were 56 million shares of Liberty Series A common stock and 28 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    PURCHASES OF COMMON STOCK

    During the year ended December 31, 2004, the Company acquired approximately
96.0 million shares of its Series B common stock from the estate and family of the late founder of Liberty's former parent in exchange for approximately
105.4 million shares of Liberty Series A common stock. Ten million of the acquired Series B shares have been accounted for as treasury stock in the accompanying consolidated balance sheet, and the remaining Series B shares have been retired.

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

    During 2004, Liberty entered into zero-strike call spreads ("Z-Call") with respect to six million shares of its Series A common stock. The Z-Call is comprised of a call option purchased by Liberty from the counterparty with a zero strike price and a similar call option purchased by the counterparty from Liberty with a strike price equal to the market price of the Series A common stock on the date of execution. Upon expiration of the Z-Call, Liberty can purchase the subject shares of Series A common stock from the counterparty for no additional cost, and the counterparty can purchase the same shares

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

from Liberty at the current market price, or the parties can net cash settle. Liberty accounts for the Z-Calls pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("Statement 150"). The total net payment by Liberty for the Z-Calls outstanding at December 31, 2004 was $63 million and is included in short term derivative assets in the accompanying consolidated balance sheet. Changes in the fair value of the Z-Calls are included in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations.

    During 2004, Liberty also sold put options with respect to shares of its Series A common stock for cash proceeds of $3 million. All of these put options expired unexercised prior to December 31, 2004. Liberty accounted for these put options pursuant to Statement 150. Accordingly, the put options were recorded at fair value, and changes in the fair value of the put options are included in realized and unrealized gains (losses) on financial instruments in the accompanying consolidated statement of operations.

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

    The Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2004 is $1.8 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($91,956 per month as of December 31, 2004). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

aggregate liability under this arrangement at December 31, 2004 is $22.1 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Company's Chairman deferred a portion of his monthly compensation under his previous employment agreement with TCI. The Company assumed the obligation to pay that deferred compensation in connection with the AT&T Merger. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $12.3 million at December 31, 2004 and is included in other liabilities in the accompanying consolidated balance sheets, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

    OTHER

    Effective November 28, 2003, Liberty acquired all the outstanding stock of TP Investment, Inc. ("TPI"), a corporation wholly owned by TP-JCM, LLC, a limited liability company in which the sole member is the Company's Chairman. In exchange for the stock of TPI, TP-JCM received 5,281,739 shares of the Company's Series B common stock, valued in the agreement at $11.50 per share. As prescribed by the Agreement and Plan of Merger pursuant to which the acquisition was effected, that per share value equals 110% of the average of the closing sale prices of the Company's Series A common stock for the ten trading days ended November 28, 2003. TPI owns 10,602 shares of Series B Preferred Stock of Liberty TP Management, Inc. ("Liberty TP Management"), a subsidiary of the Company. Those shares of Series B Preferred Stock represent 12% of the voting power of Liberty TP Management. TPI also owns a 5% membership interest (representing a 50% voting interest) in Liberty TP LLC, a limited liability company which owns approximately 20.6% of the common equity and 27.2% of the voting power of Liberty TP Management. As a result of the acquisition, the Company beneficially owns all the equity and voting interests in Liberty TP Management. Liberty TP Management owns our interest in True Position and certain equity interests in Sprint Corporation, IDT Investments, Inc. and priceline.com.

    In connection with the acquisition of TPI, the Company entered into a registration rights agreement. That agreement provides for the registration by the Company under applicable federal and state securities laws, at the holder's request, of the sale of shares of the Company's Series A common stock issuable upon conversion of shares of the Series B common stock that were issued to TP-JCM.

    The shares of Liberty Series B common stock issued to TP-JCM are subject to the Company's rights to purchase such shares pursuant to a call agreement entered into in February 1998 by the Chairman and his spouse. Pursuant to the call agreement, Liberty has the right to acquire all of the Liberty Series B common stock held by the Chairman and his spouse in certain circumstances. The price of acquiring such shares is generally limited to the market price of the Liberty Series A common stock, plus a 10% premium.

(13) STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

    LIBERTY

    Pursuant to the Liberty Media Corporation 2000 Incentive Plan (the "Liberty Incentive Plan"), the Company has granted to certain of its employees stock options, stock appreciation rights ("SARs") and stock options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

Series B common stock. The Liberty Incentive Plan provides for awards to be made in respect of a maximum of 160 million shares of common stock of Liberty.

    In connection with the Company's rights offering, which expired on December 2, 2002, and pursuant to the Liberty Incentive Plan antidilution provisions, the number of shares and the applicable exercise prices of all Liberty options granted pursuant to the Liberty Incentive Plan were adjusted as of October 31, 2002, the record date for the rights offering. As a result of the foregoing modifications, all of the Company's options granted prior to October 31, 2002 are accounted for as variable plan awards.

    During the year ended December 31, 2003, Liberty awarded 4,601,000 free standing SARs to its officers and employees with an exercise price of $11.09 and 1,500,000 free standing SARs to its officers and employees with an exercise price of $14.33. Such SARs have a 10-year term, vest as to 20% on each of the first five anniversaries of the respective grant date, and had a weighted average grant date fair value of $5.57 per share.

    During the year ended December 31, 2004, Liberty awarded 4,011,450 free standing SARs to its officers and employees. Such SARs have a 10-year term, an exercise price of $8.45, vest as to 20% on each of the first five anniversaries of the respective grant date, and had a weighted average grant date fair value of $4.36 per share.

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

    Effective June 1, 2004, the Liberty Board granted each nonemployee director of Liberty 11,000 free standing SARs at an exercise price of $11.00. The options expire 10 years from the date of grant, vest on the first anniversary of the grant date and had a grant date fair value of $5.84 per share.

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

    In connection with the Spin Off and pursuant to the anti-dilution provisions of the Liberty Incentive Plan, the Liberty incentive plan committee determined to make adjustments to outstanding Liberty Awards. As of the Record Date, each outstanding Award held by (1) employees of LMI, (2) employees of Liberty in departments of Liberty that were expected to provide services to LMI pursuant to the Facilities and Services Agreement and (3) directors of Liberty were divided into (A) an option to purchase shares of LMI common stock equal to 0.05 times the number of LMC Awards held by the option holder on the Record Date and
(B) an Award to purchase shares of Liberty common stock equal to the same number of shares of Liberty common stock for which the outstanding Award was exercisable. The aggregate exercise price of each pre-Spin Off Award was allocated between the new Liberty Award and the LMI Award. All other Awards were adjusted to increase the number of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

shares of Liberty common stock for which the Award was exercisable and to decrease the exercise price to reflect the dilutive effect of the distribution of LMI common stock in the Spin Off.

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

                                                              LIBERTY                LIBERTY
                                                             SERIES A               SERIES B
                                                              COMMON                 COMMON
                                                               STOCK       WAEP       STOCK       WAEP
                                                             ---------   --------   ---------   --------
                                                                   NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2002.............................   47,659      $11.69     27,462      $15.35
  Granted..................................................      525      $12.38         --
  Exercised................................................     (488)     $ 3.51         --
  Canceled.................................................     (995)     $25.70         --
  Options issued in mergers................................      744      $34.55         --
  Adjustments pursuant to antidilution provisions..........    1,216                    703
                                                              ------                 ------
Outstanding at December 31, 2002...........................   48,661      $ 9.60     28,165      $14.96
  Granted..................................................    6,233      $11.88         --
  Exercised................................................     (323)     $ 4.68         --
  Canceled.................................................     (619)     $17.22         --
  Options issued in mergers................................    1,142      $78.53         --
                                                              ------                 ------
Outstanding at December 31, 2003...........................   55,094      $11.23     28,165      $14.96
  Granted..................................................    4,078      $ 8.54         --
  Exercised................................................   (2,060)     $ 2.13         --
  Canceled.................................................   (5,457)     $13.32         --
  Adjustments related to Spin Off..........................    4,321                     --
                                                              ------                 ------
Outstanding at December 31, 2004...........................   55,976      $ 9.15     28,165      $12.94
                                                              ======                 ======
Exercisable at December 31, 2002...........................   30,402      $ 6.78      8,450      $14.96
                                                              ======                 ======
Exercisable at December 31, 2003...........................   34,529      $ 9.12     13,378      $14.96
                                                              ======                 ======
Exercisable at December 31, 2004...........................   37,558      $ 8.18     18,307      $12.94
                                                              ======                 ======
Vesting period.............................................    5 yrs                  5 yrs

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    The following table provides additional information about the Company's outstanding options to purchase Liberty Series A common stock at December 31, 2004.

                                                                         WEIGHTED       NO. OF
                                           RANGE OF        WAEP OF       AVERAGE      EXERCISABLE     WAEP OF
                                           EXERCISE      OUTSTANDING    REMAINING       OPTIONS     EXERCISABLE
NO. OF OUTSTANDING OPTIONS (000'S)          PRICES         OPTIONS         LIFE         (000'S)       OPTIONS
----------------------------------      --------------   -----------   ------------   -----------   -----------
18,927 ...............................  $ 0.88-$  3.39      $ 1.64       0.8 years      18,927        $ 1.64
 6,433 ...............................  $ 5.60-$  9.19      $ 8.23       7.3 years         913        $ 6.32
29,158 ...............................  $10.04-$ 14.14      $11.93       6.6 years      16,524        $12.26
 1,458 ...............................  $19.56-$251.69      $54.91       5.3 years       1,194        $57.04
------                                                                                  ------
55,976                                                                                  37,558
======                                                                                  ======

    QVC

    QVC has a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price is generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. The fair value of a share of QVC common stock as of the latest valuation date is $2,491. If the eligible participant elects the SAR feature of the Tandem Plan, the participant receives 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. As a result, QVC is applying fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. At December 31, 2004, there were a total of 168,139 options outstanding, 44,627 of which were vested at a weighted average exercise price of $1,142 and 123,512 of which were unvested at a weighted average exercise price of $1,970. During the year ended December 31, 2004, QVC received cash proceeds from the exercise of options aggregating
$39 million. In 2004, QVC also repurchased shares of common stock issued upon exercise of stock options in prior years. Cash payments aggregated $168 million for these repurchases.

    As of December 31, 2004, Liberty had granted to certain officers and employees of QVC a total of 9,847,391 restricted shares of Liberty Series A common stock. Such shares generally vest as to 33% on each of January 1, 2005, 2006 and 2007.

    STARZ ENTERTAINMENT

    Starz Entertainment has outstanding Phantom Stock Appreciation Rights ("PSARS") held by certain of its officers and employees (including its former chief executive officer). PSARS granted under the plan generally vest over a five year period. Compensation under the PSARS is computed based upon the percentage of PSARS that are vested and a formula derived from the estimated fair value of the net assets of Starz Entertainment. All amounts earned under the plan are payable in cash, Liberty common stock or a combination thereof. At December 31, 2004 the amount accrued for Starz Entertainment PSARs was
$122 million.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    Effective December 27, 2002, the former chief executive officer of Starz Entertainment elected to exercise 54% of his outstanding PSARS. In July 2003, Starz Entertainment satisfied the amount due the officer with a cash payment of $287 million.

    OTHER

    Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(14) EMPLOYEE BENEFIT PLANS

    Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $29 million, $18 million and $13 million for the years ended
December 31, 2004, 2003 and 2002, respectively.

(15) OTHER COMPREHENSIVE EARNINGS (LOSS)

    Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on AFS Securities. The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

                                                                           ACCUMULATED
                                            FOREIGN       UNREALIZED          OTHER
                                           CURRENCY        HOLDING        COMPREHENSIVE
                                          TRANSLATION   GAINS (LOSSES)   EARNINGS (LOSS),
                                          ADJUSTMENTS   ON SECURITIES      NET OF TAXES
                                          -----------   --------------   ----------------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2002..............     $(396)          1,370              974
Other comprehensive loss................        77            (562)            (485)
                                             -----           -----            -----
Balance at December 31, 2002............      (319)            808              489
Other comprehensive earnings............        42           2,715            2,757
                                             -----           -----            -----
Balance at December 31, 2003............     $(277)          3,523            3,246
Other comprehensive earnings............        30           1,001            1,031
Contribution to LMI.....................        --             (51)             (51)
Other activity..........................         9              (9)              --
                                             -----           -----            -----
Balance at December 31, 2004............     $(238)          4,464            4,226
                                             =====           =====            =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    Included in Liberty's accumulated other comprehensive earnings (loss) at December 31, 2004 is $123 million, net of income taxes, of foreign currency translation losses related to Cablevision, S.A. ("Cablevision"), a former equity method investment of Liberty, and $186 million, net of income taxes, of foreign currency translation losses related to Telewest Communications plc ("Telewest"), another former equity method investment of Liberty. Subsequent to December 31, 2004, Liberty disposed of its interests in Cablevision and Telewest. Accordingly, in the first quarter of 2005, Liberty will recognize in its statement of operations approximately $510 million of foreign currency translation losses (before income tax benefits) related to Cablevision and Telewest that were previously included in accumulated other comprehensive earnings (loss).

    The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

                                                                  TAX
                                                  BEFORE-TAX   (EXPENSE)   NET-OF-TAX
                                                    AMOUNT      BENEFIT      AMOUNT
                                                  ----------   ---------   ----------
                                                          AMOUNTS IN MILLIONS
YEAR ENDED DECEMBER 31, 2004:
Foreign currency translation adjustments........    $    49        (19)          30
Unrealized holding losses on securities arising
  during period.................................      2,441       (952)       1,489
Reclassification adjustment for losses realized
  in net loss...................................       (800)       312         (488)
                                                    -------     ------       ------
Other comprehensive earnings....................    $ 1,690       (659)       1,031
                                                    =======     ======       ======
YEAR ENDED DECEMBER 31, 2003:
Foreign currency translation adjustments........    $    69        (27)          42
Unrealized holding gains on securities arising
  during period.................................      5,480     (2,137)       3,343
Reclassification adjustment for gains realized
  in net loss...................................     (1,030)       402         (628)
                                                    -------     ------       ------
Other comprehensive earnings....................    $ 4,519     (1,762)       2,757
                                                    =======     ======       ======
YEAR ENDED DECEMBER 31, 2002:
Foreign currency translation adjustments........    $   126        (49)          77
Unrealized holding losses on securities arising
  during period.................................     (6,820)     2,660       (4,160)
Reclassification adjustment for losses realized
  in net loss...................................      5,898     (2,300)       3,598
                                                    -------     ------       ------
Other comprehensive loss........................    $  (796)       311         (485)
                                                    =======     ======       ======

(16) TRANSACTIONS WITH RELATED PARTIES

    Subsidiaries of Liberty provide services to various equity affiliates of Liberty, including Discovery. Total revenue recognized by Liberty subsidiaries for such services aggregated $41 million and $13 million for the years ended December 31, 2004 and 2003, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    In addition, Starz Entertainment pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $99 million, $91 million and $49 million in 2004, 2003 and 2002, respectively.

(17) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at December 31, 2004 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2004 is payable as follows: $200 million in 2005 and $16 million in 2006.

    Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2004. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $538 million in 2005; $256 million in 2006; $125 million in 2007; $108 million in 2008; $98 million in 2009; and $134 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") from 2005 through 2010 and all qualifying films released theatrically in the United States by Revolution through 2006. Films are generally available to Starz Entertainment for exhibition
10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment would be required to pay Sony a total of $190 million in four annual installments of $47.5 million. Sony is required to exercise this option by December 31, 2007. If made, Starz Entertainment's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

    GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under the Disney and Sony output agreements. At December 31, 2004, Liberty's guarantees for obligations for films released by such date aggregated $763 million. While the guarantee amount for films not yet released is not determinable,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

such amount is expected to be significant. As noted above Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantees of these obligations.

    At December 31, 2004, Liberty has guaranteed Y4.7 billion ($46 million) of the bank debt of Jupiter Telecommunications Co., Ltd. ("J-COM"), a former equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Liberty's investment in J-COM was attributed to LMI in the Spin Off. In connection with the Spin Off, LMI has agreed to indemnify Liberty for any amounts Liberty is required to fund under this guarantee.

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

    OPERATING LEASES

    Liberty leases business offices, has entered into pole rental and satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $84 million, $58 million and $50 million for the years ended December 31, 2004, 2003 and 2002, respectively.

    A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2004 follows (amounts in millions):

YEARS ENDING DECEMBER 31:
-------------------------
2005........................................................    $62
2006........................................................    $49
2007........................................................    $39
2008........................................................    $32
2009........................................................    $26
Thereafter..................................................    $69

    It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2004.

    LITIGATION

    Liberty has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible Liberty may incur losses upon

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(18) INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

    Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty has organized its businesses into three Groups based upon each businesses' services or products: Interactive Group, Networks Group and Corporate and Other (which includes its Tech/Ventures assets). Liberty's chief operating decision maker and management team review the combined results of operations of each of these Groups (including consolidated subsidiaries and equity method affiliates), as well as the results of operations of each individual business in each Group.

    Liberty identifies its reportable segments as (A) those consolidated subsidiaries that (1) represent 10% or more of its consolidated revenue, earnings before income taxes or total assets or (2) are significant to an evaluation of the performance of a Group; and (B) those equity method affiliates
(1) whose share of earnings represent 10% or more of Liberty's pre-tax earnings or (2) are significant to an evaluation of the performance of a Group. The segment presentation for prior periods has been conformed to the current period segment presentation. Liberty evaluates performance and makes decisions about allocating resources to its Groups and operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate.

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

    For the year ended December 31, 2004, Liberty has identified the following consolidated subsidiaries and equity method affiliates as its reportable segments:

    INTERACTIVE GROUP

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    - Ascent Media Group ("Ascent Media")--consolidated subsidiary that provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia.

    NETWORKS GROUP

    - Starz Entertainment--consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    - Discovery--50% owned equity method affiliate that provides original and purchased cable television programming in the United States and over 160 other countries.

    - Court TV--50% owned equity method affiliate that operates a basic cable network that provides informative and entertaining programming based on the American legal system.

    - GSN--50% owned equity method affiliate that operates a basic cable network dedicated to game-related programming and interactive game playing.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

PERFORMANCE MEASURES

                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                        2004                   2003                   2002
                                                --------------------   --------------------   --------------------
                                                           OPERATING              OPERATING              OPERATING
                                                             CASH                   CASH                   CASH
                                                REVENUE      FLOW      REVENUE      FLOW      REVENUE      FLOW
                                                --------   ---------   --------   ---------   --------   ---------
                                                                       AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC...........................................  $ 5,687      1,230       4,889      1,013       4,362       861
Ascent Media..................................      631         98         508         75         538        87
Other consolidated subsidiaries...............      309         47         297         31         256        22
                                                -------      -----      ------      -----      ------      ----
  Combined Interactive Group..................    6,627      1,375       5,694      1,119       5,156       970
Eliminate equity method affiliates............       --         --      (2,916)      (579)     (4,362)     (861)
                                                -------      -----      ------      -----      ------      ----
  Consolidated Interactive Group..............    6,627      1,375       2,778        540         794       109
                                                -------      -----      ------      -----      ------      ----
NETWORKS GROUP
Starz Entertainment...........................      963        239         906        368         945       371
Discovery.....................................    2,365        663       1,995        508       1,717       379
Court TV......................................      227         52         186         43         148        (1)
GSN...........................................       88         (2)         76          1          53       (11)
Other consolidated subsidiaries...............       21         (3)         27         --          24        --
                                                -------      -----      ------      -----      ------      ----
  Combined Networks Group.....................    3,664        949       3,190        920       2,887       738
Eliminate equity method affiliates............   (2,680)      (713)     (2,257)      (552)     (1,918)     (367)
                                                -------      -----      ------      -----      ------      ----
  Consolidated Networks Group.................      984        236         933        368         969       371
                                                -------      -----      ------      -----      ------      ----
Corporate and Other...........................       71        (74)         27       (108)         41       (77)
                                                -------      -----      ------      -----      ------      ----
Consolidated Liberty..........................  $ 7,682      1,537       3,738        800       1,804       403
                                                =======      =====      ======      =====      ======      ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

BALANCE SHEET INFORMATION

                                                        DECEMBER 31,
                                       -----------------------------------------------
                                                2004                     2003
                                       ----------------------   ----------------------
                                                  INVESTMENTS              INVESTMENTS
                                        TOTAL         IN         TOTAL         IN
                                        ASSETS    AFFILIATES     ASSETS    AFFILIATES
                                       --------   -----------   --------   -----------
                                                     AMOUNTS IN MILLIONS
INTERACTIVE GROUP
QVC..................................  $14,314          78       13,824          77
Ascent Media.........................      946           4          853           4
Other consolidated subsidiaries......      552          --          587          --
                                       -------       -----       ------       -----
  Consolidated Interactive Group.....   15,812          82       15,264          81
                                       -------       -----       ------       -----
NETWORKS GROUP
Starz Entertainment..................    2,945          52        2,852          50
Discovery............................    3,236          74        3,194          61
Court TV.............................      275          --          285          --
GSN..................................      108          --          101          --
Other consolidated subsidiaries......        9          --           21          --
                                       -------       -----       ------       -----
  Combined Networks Group............    6,573         126        6,453         111
Eliminate equity method affiliates...   (3,619)        (74)      (3,580)        (61)
                                       -------       -----       ------       -----
  Consolidated Networks Group........    2,954          52        2,873          50
                                       -------       -----       ------       -----
Corporate and Other..................   31,264       3,600       32,345       3,482
                                       -------       -----       ------       -----
Discontinued operations..............      151          --        3,743          --
                                       -------       -----       ------       -----
Consolidated Liberty.................  $50,181       3,734       54,225       3,613
                                       =======       =====       ======       =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

    The following table provides a reconciliation of segment operating cash flow to loss from continuing operations before income taxes and minority interest:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2004       2003       2002
                                                      --------   --------   --------
                                                           AMOUNTS IN MILLIONS
Consolidated segment operating cash flow............  $ 1,537        800        403
Stock compensation..................................     (101)        88         46
Litigation settlement...............................       42         --         --
Depreciation and amortization.......................     (736)      (465)      (342)
Impairment of long-lived assets.....................       --     (1,362)      (187)
Interest expense....................................     (615)      (529)      (410)
Share of earnings (losses) of affiliates............       97         45        (89)
Realized and unrealized gains (losses) on derivative
  instruments, net..................................   (1,284)      (662)     2,139
Gains (losses) on dispositions, net.................    1,406      1,125       (541)
Nontemporary declines in fair value of
  investments.......................................     (129)       (22)    (5,806)
Other, net..........................................      107        109        184
                                                      -------     ------     ------
Earnings (loss) from continuing operations before
  income taxes and minority interest................  $   324       (873)    (4,603)
                                                      =======     ======     ======

REVENUE BY GEOGRAPHIC AREA

    Revenue by geographic area based on the location of customers is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2004       2003       2002
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
United States.........................................   $5,884     3,133      1,656
Foreign countries.....................................    1,798       605        148
                                                         ------     -----      -----
  Consolidated Liberty................................   $7,682     3,738      1,804
                                                         ======     =====      =====

LONG-LIVED ASSETS BY GEOGRAPHIC AREA

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
United States...............................................   $  933       979
Foreign countries...........................................      459       398
                                                               ------     -----
  Consolidated Liberty......................................   $1,392     1,377
                                                               ======     =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2004, 2003 AND 2002

(19) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                1ST        2ND        3RD        4TH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------
                                                AMOUNTS IN MILLIONS, EXCEPT PER SHARE
                                                               AMOUNTS
2004:
  Revenue...................................   $1,752     1,801      1,784       2,345
                                               ======     =====      =====      ======
  Operating income (loss), as reported......   $  174
    Reclassification for litigation
      settlement............................       42
                                               ------
  Operating income (loss), as adjusted......   $  216       184        156         186
                                               ======     =====      =====      ======
  Earnings (loss) from continuing
    operations..............................   $   81      (311)       374          17
                                               ======     =====      =====      ======
  Net earnings (loss).......................   $  (10)     (314)       372          (2)
                                               ======     =====      =====      ======
  Basic and diluted earnings (loss) from
    continuing operations per common
    share...................................   $  .03      (.11)       .13         .01
                                               ======     =====      =====      ======
  Basic and diluted net earnings (loss) per
    common share............................   $   --      (.11)       .13          --
                                               ======     =====      =====      ======
2003:
  Revenue...................................   $  438       429        833       2,038
                                               ======     =====      =====      ======
  Operating income (loss)...................   $   12       (42)       152      (1,061)
                                               ======     =====      =====      ======
  Earnings (loss) from continuing
    operations..............................   $  131      (472)        37        (921)
                                               ======     =====      =====      ======
  Net earnings (loss).......................   $  132      (464)        41        (931)
                                               ======     =====      =====      ======
  Basic and diluted earnings (loss) from
    continuing operations per common
    shares..................................   $  .05      (.17)       .01        (.32)
                                               ======     =====      =====      ======
  Basic and diluted net earnings (loss) per
    common share............................   $  .05      (.17)       .01        (.32)
                                               ======     =====      =====      ======

(20) SUBSEQUENT EVENT

    Liberty's Board of Directors has approved a resolution authorizing the spin-off of a newly formed subsidiary ("Liberty Spinco"). Liberty Spinco's assets will be comprised of Liberty's 100% ownership interest in Ascent Media and Liberty's 50% ownership interest in Discovery. The spin off, which will be effected as a tax-free distribution of Liberty Spinco's shares to Liberty's shareholders, is expected to occur in the second or third quarter of 2005 subject to, among other things, the receipt of a favorable tax opinion and regulatory and other third party approvals. Upon completion of this transaction, Liberty Spinco will be a separate publicly traded company. This transaction is expected to be accounted for at historical cost due to the pro rata nature of the distribution.

                                   PART III.

    The following required information is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Shareholders presently scheduled to be held in June 2005:

    ITEM 10.  Directors and Executive Officers of the Registrant

    ITEM 11.  Executive Compensation

    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    ITEM 13.  Certain Relationships and Related Transactions

    ITEM 14.  Principal Accounting Fees and Services

    We will file our definitive proxy statement for our 2005 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2005.

                                     III-1

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1)  FINANCIAL STATEMENTS

Included in Part II of this Report:

                                                              PAGE NO.
                                                              ---------
Liberty Media Corporation:
  Report of Independent Registered Public Accounting Firm...    II-33
  Consolidated Balance Sheets, December 31, 2004 and 2003...    II-34
  Consolidated Statements of Operations, Years ended            II-36
    December 31, 2004, 2003 and 2002........................
  Consolidated Statements of Comprehensive Earnings (Loss),     II-37
    Years ended December 31, 2004, 2003 and 2002............
  Consolidated Statements of Stockholders' Equity, Years        II-38
    ended December 31, 2004, 2003 and 2002..................
  Consolidated Statements of Cash Flows, Years Ended            II-39
    December 31, 2004, 2003 and 2002........................
  Notes to Consolidated Financial Statements, December 31,      II-40
    2004, 2003 and 2002.....................................

(a) (2)  FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this Report:

    (i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

    (ii) Separate financial statements for Discovery Communications, Inc.:

        Report of Independent Registered Public Accounting Firm.....    IV-5
        Consolidated Blance Sheets, December 31, 2004 and 2003......    IV-6
        Consolidated Statements of Operations, Years ended              IV-7
          December 31, 2004, 2003 and 2002..........................
        Consolidated Statements of Cash Flows, Years ended              IV-8
          December 31, 2004, 2003 and 2002..........................
        Consolidated Statements of Changes in Stockholders' Deficit,    IV-9
          Years ended December 31, 2004, 2003 and 2002..............
        Notes to Consolidated Financial Statements..................   IV-10

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

   4.3                  Indenture, dated as of July 7, 1999, between the Registrant and The Bank of New York (incorporated by reference to
                          Exhibit 4.1 to the Registration Statement on Form S-4 of
                          Liberty Media Corporation (File No. 333-86491) as filed on
                          September 3, 1999.

   4.4                  Liberty undertakes to furnish the Securities and Exchange
                          Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

  10.15                 Second Amendment to Employment Agreement dated November 1,
                          1992 between TCI and John C. Malone (assumed by Liberty as of March 9, 1999), as amended effective March 9, 1999,
                          (incorporated by reference to Exhibit 10.15 to Liberty's
                          Annual Report on Form 10-K for the year ended
                          December 31, 2003, Commission File No. 0-20421).

  10.16                 Liberty Media Corporation 2000 Incentive Plan (As Amended
                          and Restated Effective April 19, 2004), filed herewith.

  10.17                 Form of Non-Qualified Stock Option Agreement under the
                          Liberty Media Corporation 2000 Incentive Plan (As Amended
                          and Restated Effective April 19, 2004), filed herewith.

  10.18                 Form of Stock Appreciation Rights Agreement under the
                          Liberty Media Corporation 2000 Incentive Plan (As Amended
                          and Restated Effective April 19, 2004), filed herewith.

  10.19                 Form of Restricted Stock Award Agreement under the Liberty
                          Media Corporation 2000 Incentive Plan (As Amended and
                          Restated Effective April 19, 2004), filed herewith.

  10.20                 Liberty Media Corporation 2002 Non-employee Director
                          Incentive Plan (incorporated by reference to Exhibit 10.17 to Liberty's Annual Report on Form 10-K/A for the year ended December 31, 2002, Commission File
                          No. 0-20421).

  10.21                 Form of Stock Appreciation Rights Agreement under the
                          Liberty Media Corporation 2002 Non-Employee Director
                          Incentive Plan, filed herewith.

  10.22                 Letter Agreement, dated as of May 8, 2003, between
                          Robert R. Bennett and Liberty regarding Mr. Bennett's personal use of Liberty's aircraft, (incorporated by reference to Exhibit 10.19 to Liberty's Annual Report on
                          Form 10-K for the year ended December 31, 2003,
                          Commission File No. 0-20421).

  10.23                 Deferred Compensation Agreement, dated as of January 1,
                          2004, between Liberty and Robert R. Bennett, filed herewith.

  10.24                 Deferred Compensation Agreement, dated as of October 15,
                          2004, between Liberty and Robert R. Bennett, filed herewith.

  10.25                 Amended and Restated Stock Purchase Agreement, dated as of
                          June 30, 2003, by and among Liberty, Comcast, Comcast
                          QVC, Inc. and QVC, Inc. (incorporated by reference to
                          Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 18, 2003, Commission File
                          No. 0-20421).

21--Subsidiaries of Liberty Media Corporation, filed herewith.

23.1                    Consent of KPMG LLP, filed herewith.

23.2                    Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1                    Rule 13a-14(a)/15d-14(a) Certification, filed herewith.

31.2                    Rule 13a-14(a)/15d-14(a) Certification, filed herewith.

31.3                    Rule 13a-14(a)/15d-14(a) Certification, filed herewith.

32--Section 1350 Certification, filed herewith.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Discovery Communications, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' deficit, and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
McLean, Virginia
February 22, 2005

                         DISCOVERY COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 2004             2003
                                                              ----------       ----------
                                                              IN THOUSANDS, EXCEPT SHARE
                                                                         DATA
ASSETS
Current assets
  Cash and cash equivalents.................................  $   24,282       $   34,075
  Accounts receivable, less allowances of $24,375 and
    $40,213.................................................     527,659          466,747
  Inventories...............................................      32,567           37,004
  Deferred income taxes.....................................     144,606          232,693
  Programming rights, net...................................      50,578           46,364
  Other current assets......................................      55,758           41,500
                                                              ----------       ----------
Total current assets........................................     835,450          858,383
                                                              ----------       ----------
  Property and equipment, net...............................     380,290          360,411
  Programming rights, net, less current portion.............   1,027,379          881,735
  Deferred launch incentives................................     314,601          373,579
  Goodwill..................................................     257,460          253,308
  Intangibles, net..........................................     187,761          213,660
  Investments in and advances to unconsolidated
    affiliates..............................................      74,450           60,765
  Deferred income taxes.....................................     114,673          146,768
  Other assets..............................................      43,622           45,602
                                                              ----------       ----------
TOTAL ASSETS................................................  $3,235,686       $3,194,211
                                                              ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued liabilities..................  $  338,182       $  356,320
  Launch incentives payable.................................      33,509           62,841
  Programming rights payable................................      94,969           73,340
  Current portion of long-term incentive plan liabilities...     261,627          427,755
  Current portion of long-term debt.........................       9,736          517,750
  Income taxes payable......................................      21,123           10,564
  Other current liabilities.................................     126,207           90,228
                                                              ----------       ----------
Total current liabilities...................................     885,353        1,538,798
                                                              ----------       ----------
Long-term debt, less current portion........................   2,498,287        1,833,942
Derivative financial instruments, less current portion......      46,541           88,781
Launch incentives payable, less current portion.............      34,328           45,422
Long-term incentive plan liabilities, less current
  portion...................................................      60,735           63,844
Programming rights payable, less current portion............       8,027            3,668
Other liabilities...........................................      10,774           11,269
                                                              ----------       ----------
Total liabilities...........................................   3,544,045        3,585,724
                                                              ----------       ----------
Mandatorily redeemable interests in subsidiaries............     319,567          410,252
                                                              ----------       ----------
Commitments and contingencies
                                                              ----------       ----------
STOCKHOLDERS' DEFICIT
  Class A common stock; $.01 par value; 100,000 shares
    authorized; 51,119 shares issued, less 719 and 504
    shares of treasury stock................................           1                1
  Class B common stock; $.01 par value; 60,000 shares
    authorized; 50,615 shares issued and held in treasury
    stock at December 31, 2004 and 2003.....................          --               --
Additional paid-in capital..................................      21,093           21,093
Accumulated deficit.........................................    (672,931)        (840,953)
Accumulated other comprehensive income......................      23,911           18,094
                                                              ----------       ----------
Total stockholders' deficit.................................    (627,926)        (801,765)
                                                              ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................  $3,235,686       $3,194,211
                                                              ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         DISCOVERY COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2004         2003        2002
                                                            ----------   ----------   ---------
                                                                       IN THOUSANDS
OPERATING REVENUE
Advertising...............................................  $1,133,807   $1,010,585   $ 829,936
Subscriber fees...........................................     976,362      747,927     646,500
Other.....................................................     255,177      236,535     240,339
                                                            ----------   ----------   ---------
Total operating revenue...................................   2,365,346    1,995,047   1,716,775
                                                            ----------   ----------   ---------
Cost of revenue...........................................     846,316      751,578     699,737
Selling, general & administrative.........................     856,340      735,017     638,405
Expenses arising from long-term incentive plans...........      71,515       74,119      96,865
Depreciation & amortization...............................     129,011      120,172     112,841
Gain on sale of patents...................................     (22,007)          --          --
                                                            ----------   ----------   ---------
Total operating expenses..................................   1,881,175    1,680,886   1,547,848
                                                            ----------   ----------   ---------
INCOME FROM OPERATIONS....................................     484,171      314,161     168,927
                                                            ----------   ----------   ---------
OTHER INCOME (EXPENSE)
Interest, net.............................................    (167,420)    (159,409)   (163,315)
Unrealized gains (losses) from derivative instruments,
  net.....................................................      45,540       21,405     (11,607)
Minority interests in consolidated subsidiaries...........     (54,940)     (35,965)    (45,977)
Equity in earnings (losses) of unconsolidated
  affiliates..............................................         171       (4,477)     (2,716)
Other.....................................................       2,299        2,307      (3,425)
                                                            ----------   ----------   ---------
Total other expense, net..................................    (174,350)    (176,139)   (227,040)
                                                            ----------   ----------   ---------
INCOME (LOSS) BEFORE INCOME TAXES.........................     309,821      138,022     (58,113)
                                                            ----------   ----------   ---------
Income tax expense (benefit)..............................     141,799       74,785     (10,057)
                                                            ----------   ----------   ---------
NET INCOME (LOSS).........................................  $  168,022   $   63,237   $ (48,056)
                                                            ==========   ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         DISCOVERY COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2004         2003        2002
                                                              -----------   ---------   --------
                                                                         IN THOUSANDS
OPERATING ACTIVITIES
Net income (loss)...........................................  $   168,022   $  63,237   $(48,056)
Adjustments to reconcile net income (loss) to cash provided
  by operations
  Depreciation and amortization.............................      129,011     120,172    112,841
  Amortization of deferred launch incentives and
    representation rights...................................      107,757     131,980    132,495
  Provision for losses on accounts receivable, net..........          959      11,413     20,787
  Expenses arising from long-term incentive plans...........       71,515      74,119     96,865
  Equity in (earnings) losses of unconsolidated
    affiliates..............................................         (171)      4,477      2,716
  Deferred income taxes.....................................      105,522      42,280    (37,801)
  Unrealized (gains) losses on derivative financial
    instruments, net........................................      (45,540)    (21,405)    11,607
  Non cash minority interest charges........................       54,940      35,965     45,977
  Gain on sale of patents...................................      (22,007)         --         --
  Other non-cash charges....................................        8,300       5,584     14,325
  CHANGES IN ASSETS AND LIABILITIES, NET OF BUSINESS
    COMBINATIONS
    Accounts receivable.....................................      (60,841)    (52,753)   (46,553)
    Inventories.............................................        4,555      22,978    (30,504)
    Other assets............................................      (14,706)    (10,212)    (8,435)
    Programming rights, net of payables.....................     (122,433)   (139,387)   (86,103)
    Accounts payable and accrued liabilities................       55,734      27,646     79,565
    Representation rights...................................         (479)    (11,250)   (10,750)
    Deferred launch incentives..............................      (74,696)    (99,630)   (72,963)
    Long-term incentive plan liabilities....................     (240,752)    (51,023)   (37,003)
                                                              -----------   ---------   --------
Cash provided by operations.................................      124,690     154,191    139,010
                                                              -----------   ---------   --------
INVESTING ACTIVITIES
Acquisition of property and equipment.......................      (88,100)   (109,956)  (138,777)
Business combinations, net of cash acquired.................      (17,218)    (46,541)        --
Investments in and advances to unconsolidated affiliates....      (14,884)    (11,754)   (27,389)
Contributions from minority shareholders....................        3,146      21,652     12,478
Issuance (redemption) of interests in subsidiaries..........     (148,880)         --     92,874
Proceeds from sale of patents, net..........................       22,007          --         --
                                                              -----------   ---------   --------
Cash used by investing activities...........................     (243,929)   (146,599)   (60,814)
                                                              -----------   ---------   --------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt....................    1,848,000          --    391,924
Principal payments of long-term debt........................   (1,699,215)    (12,638)  (330,165)
Deferred financing fees.....................................       (8,499)        (56)    (1,358)
Increase in note receivable from stockholder................           --      (5,238)   (10,246)
Collection of note receivable from stockholder..............           --      23,600         --
Repurchase of Class A common stock..........................           --     (55,334)        --
Repurchase of Class B common stock..........................           --          --   (109,000)
Other financing.............................................      (30,840)     42,325    (23,415)
                                                              -----------   ---------   --------
Cash provided (used) by financing activities................      109,446      (7,341)   (82,260)
                                                              -----------   ---------   --------
CHANGE IN CASH AND CASH EQUIVALENTS.........................       (9,793)        251     (4,064)
Cash and cash equivalents, beginning of year................       34,075      33,824     37,888
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $    24,282   $  34,075   $ 33,824
                                                              ===========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         DISCOVERY COMMUNICATIONS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                             CLASS A          CLASS B    ADDITIONAL
                                      ---------------------   --------    PAID-IN     ACCUMULATED
                                       AT PAR    REDEEMABLE    AT PAR     CAPITAL       DEFICIT
                                      --------   ----------   --------   ----------   -----------
                                                             IN THOUSANDS
BALANCE, DECEMBER 31, 2001..........     $1       $52,791      $    1     $121,092     $(852,707)
Comprehensive loss
  Net loss..........................                                                     (48,056)
  Foreign currency translation, net
    of tax of $2.7 million..........
  Realized loss on investments, net
    of tax of $0.2 million..........
Total comprehensive loss............
Increase in loan to stockholder.....              (10,246)
Compensation from redeemable
  Class A common stock..............                2,324
Accretion of redeemable Class A
  common stock......................                5,827                                 (5,827)
Repurchase of Class B common stock
  treasury shares...................                               (1)     (99,999)       (9,000)
                                         --       -------      ------     --------     ---------
BALANCE, DECEMBER 31, 2002..........     $1       $50,696      $   --     $ 21,093     $(915,590)
                                         --       -------      ------     --------     ---------
Comprehensive income
  Net income........................                                                      63,237
  Foreign currency translation, net
    of tax of $5.7 million..........
  Unrealized gain on investments,
    net of tax of $2.4 million......
Total comprehensive income..........
Decrease in loan to stockholder.....               18,362
Reduction of compensation from
  redeemable Class A common stock...               (2,324)
Decretion of redeemable Class A
  common stock......................              (11,400)                                11,400
Repurchase of Class A common stock
  treasury shares...................              (55,334)
                                         --       -------      ------     --------     ---------
BALANCE, DECEMBER 31, 2003..........     $1       $    --      $   --     $ 21,093     $(840,953)
                                         --       -------      ------     --------     ---------
Comprehensive income
  Net income........................                                                     168,022
  Foreign currency translation, net
    of tax of $5.2 million..........
  Unrealized loss on investments,
    net of tax of $1.7 million......
Total comprehensive income..........
                                         --       -------      ------     --------     ---------
BALANCE, DECEMBER 31, 2004..........     $1       $    --      $   --     $ 21,093     $(672,931)
                                         --       -------      ------     --------     ---------

                                          OTHER COMPREHENSIVE
                                             INCOME (LOSS)
                                      ----------------------------
                                        FOREIGN       UNREALIZED
                                       CURRENCY     GAIN (LOSS) ON
                                      TRANSLATION    INVESTMENTS       TOTAL
                                      -----------   --------------   ---------
                                                    IN THOUSANDS
BALANCE, DECEMBER 31, 2001..........    $(2,272)        $ (334)      $(681,428)
Comprehensive loss
  Net loss..........................
  Foreign currency translation, net
    of tax of $2.7 million..........      6,568
  Realized loss on investments, net
    of tax of $0.2 million..........                       334
Total comprehensive loss............                                   (41,154)
Increase in loan to stockholder.....                                   (10,246)
Compensation from redeemable
  Class A common stock..............                                     2,324
Accretion of redeemable Class A
  common stock......................                                        --
Repurchase of Class B common stock
  treasury shares...................                                  (109,000)
                                        -------         ------       ---------
BALANCE, DECEMBER 31, 2002..........    $ 4,296         $   --       $(839,504)
                                        -------         ------       ---------
Comprehensive income
  Net income........................
  Foreign currency translation, net
    of tax of $5.7 million..........     10,027
  Unrealized gain on investments,
    net of tax of $2.4 million......                     3,771
Total comprehensive income..........                                    77,035
Decrease in loan to stockholder.....                                    18,362
Reduction of compensation from
  redeemable Class A common stock...                                    (2,324)
Decretion of redeemable Class A
  common stock......................                                        --
Repurchase of Class A common stock
  treasury shares...................                                   (55,334)
                                        -------         ------       ---------
BALANCE, DECEMBER 31, 2003..........    $14,323         $3,771       $(801,765)
                                        -------         ------       ---------
Comprehensive income
  Net income........................
  Foreign currency translation, net
    of tax of $5.2 million..........      8,409
  Unrealized loss on investments,
    net of tax of $1.7 million......                    (2,592)
Total comprehensive income..........                                   173,839
                                        -------         ------       ---------
BALANCE, DECEMBER 31, 2004..........    $22,732         $1,179       $(627,926)
                                        -------         ------       ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                         DISCOVERY COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Discovery Communications, Inc. (the "Company") is a privately held, diversified worldwide entertainment company whose operations are organized into four business units: U.S. Networks, International Networks, Commerce and Education. U.S. Networks operates cable and satellite television networks in the United States, including Discovery Channel, TLC, Animal Planet, The Travel Channel and Discovery Health Channel. International Networks operates cable and satellite television networks worldwide, including regional variants of Discovery Channel, Animal Planet, People & Arts, Travel & Adventure, and Discovery Health Channel. Commerce operates 115 Discovery Channel retail stores as well as direct-to-consumer sales in the United States, and manages licensing for the Company. Education provides products and services to educational institutions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. The equity method of accounting is used for unconsolidated affiliates in which the Company's ownership interests range from 20% to 50% and the Company exercises significant influence over operating and financial policies. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

    The Company has issued redeemable interests in a number of its consolidated subsidiaries for which the redemption events are outside of the Company's control. Estimating the redemption values of these interests requires making assumptions regarding fair value, future performance, comparing to similar transactions, and complex contract interpretation.

    Other significant estimates include the recoverability of programming rights, the amortization period and method of programming rights, valuation and recoverability of intangible assets and other long-lived assets, the fair value of derivative financial instruments, and the adequacy of reserves associated with accounts receivable and retail inventory.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2003 the Financial Accounting Standards Board (FASB) issued CONSOLIDATION OF VARIABLE INTEREST ENTITIES: AN INTERPRETATION OF FASB NO. 51 (FIN 46R), which was effective as of March 31, 2004. Variable interest entities
(VIEs) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders possess governance rights that are not proportionate with their equity holdings. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

                         DISCOVERY COMMUNICATIONS, INC.

    The Company has minority interests in certain entities as discussed in
Note 9. In connection with the adoption of FIN 46R, the Company's preliminary assessment is that certain of its immaterial unconsolidated international joint ventures may be VIEs in which the Company is the primary beneficiary. Pursuant to the transition provisions of FIN 46R, the Company will begin consolidating such ventures commencing 2005, however the impact on the consolidated financial statements is not expected to be material. See Note 9 for summarized balance sheets, statements of operations and cash flows of all equity method investments.

    FASB Statement No. 150 FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, (FAS 150) establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have traditionally been characterized as equity. The Financial Accounting Standards Board delayed the FAS 150 effective date for nonpublic companies with respect to instruments that are mandatorily redeemable on fixed dates for amounts that are either fixed or determined by reference to an index to January 1, 2005. If the Company were a public registrant, mandatorily redeemable minority interests in the amount of $142.9 million would be classified as current liabilities.

    REVENUE RECOGNITION

    The Company derives revenues from five primary sources: (1) advertising revenue for commercial spots aired on the Company's networks, (2) subscriber revenue from cable system operators (affiliates), (3) retail sales of consumer product inventory, (4) licensing of the Company's programming and other intellectual property, and (5) product and service sales to educational institutions.

    Advertising revenue is recorded net of agency commissions and audience deficiency liabilities in the period when the advertising spots are broadcast. Subscriber revenue is recognized in the period the service is provided, net of launch incentives and other vendor consideration. Retail revenues are recognized either at the point-of-sale or upon product shipment. Program licensing revenues are recognized when the programming is available to broadcast and upon satisfaction of other revenue recognition conditions. Trademarks and other non-programming licensing are generally recognized ratably over the term of the agreement. Product and service sales to educational institutions are generally recognized ratably over the term of the agreement or as the product is delivered.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. The Company incurred advertising costs of $170.3 million, $140.2 million and $111.9 million in 2004, 2003 and 2002.

    CASH AND CASH EQUIVALENTS

    Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. The Company had $4.3 million and $3.9 million in restricted cash included in other assets as of December 31, 2004 and 2003 due to foreign currency restrictions.

    DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative financial instruments are recorded on the balance sheet at fair value. The Company did not apply hedge accounting during 2004, 2003 and 2002, and therefore changes in the fair values of derivative financial instruments are recorded in the statements of operations.

                         DISCOVERY COMMUNICATIONS, INC.

    INVENTORIES

    Inventories are carried at the lower of cost or market and include inventory acquisition costs. Cost is determined using the weighted average cost method.

    PROGRAMMING RIGHTS

    Costs incurred in the direct production or licensing of programming rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company evaluates the net realizable value of programming by considering the fair value and net realizable values of the underlying produced and licensed programs, respectively. The costs of produced programming are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC, Animal Planet, and The Travel Channel) in the United States, a straight-line basis over three to five years for developing networks in the United States, and a straight-line basis over three years for all International networks.

    The cost of licensed programming is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks in the United States, and a straight-line basis for all International networks and developing networks in the United States.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of three to seven years for equipment, furniture and fixtures, five to forty years for building structure and construction, and six to fifteen years for satellite transponders. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases. Equipment under capital lease represents the present value of the minimum lease payments at the inception of the lease, net of accumulated depreciation.

    CAPITALIZED SOFTWARE COSTS

    Capitalization of software development costs occurs during the application development stage. Costs incurred during the pre and post implementation stages are expensed as incurred. Capitalized software is amortized on a straight-line basis over its estimated useful lives of one to five years. Unamortized computer software costs totaled $55.2 million and $49.6 million at December 31, 2004 and 2003.

    RECOVERABILITY OF LONG-LIVED ASSETS, GOODWILL, AND INTANGIBLE ASSETS

    The Company periodically reviews the carrying value of its acquired intangible assets, including goodwill, and its other long-lived assets, including deferred launch incentives, to determine whether an impairment may exist. Goodwill impairment is determined by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Intangible assets and other long-lived assets are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identifiable. If the carrying amount of an intangible asset, long-lived asset, or asset grouping exceeds its fair value, an impairment loss is recognized. Fair values for reporting units, goodwill and other intangible assets are

                         DISCOVERY COMMUNICATIONS, INC.

determined based on discounted cash flows, market multiples, or comparable assets as appropriate. Generally, the Company's reporting units and asset groups consist of the individual cable networks or other operating units.

    The determination of recoverability of goodwill and other intangible and long lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.

    DEFERRED LAUNCH INCENTIVES

    Consideration issued to cable affiliates in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Obligations for performance-based arrangements are recorded when performance thresholds have been achieved. Following the extension or renewal of an original launch agreement, remaining deferred consideration is amortized over the new period. Amortization of deferred launch incentives and interest on unpaid deferred launch incentives was $98.4 million, $122.7 million and $122.8 million in 2004, 2003 and 2002.

    FOREIGN CURRENCY TRANSLATION

    The Company's foreign subsidiaries' assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of stockholders' equity in accumulated other comprehensive income. The effect of exchange rate changes on cash balances held in foreign currencies impacting the Consolidated Statements of Cash Flows totals $2.5 million, $1.2 million, and $0.2 million in 2004, 2003 and 2002.

    LONG-TERM COMPENSATION PROGRAMS

    The Company grants unit awards under its long-term incentive plans. These unit awards, which vest over a period of years, are granted to employees and increase or decrease in value based on a specified formula of certain business metrics of the Company. The Company accounts for these units similar to stock appreciation rights and applies the guidance in FASB Interpretation Number 28, "Accounting for Stock Issued to Employees." The Company adjusts compensation expense for the changes in the accrued value of these awards over the vesting period.

    MANDATORILY REDEEMABLE INTERESTS IN SUBSIDIARIES

    Mandatorily redeemable interests in subsidiaries are initially recorded at fair value and accreted or decreted to the estimated redemption value ratably over the period to the redemption date, as appropriate. The Company records accretion and decretion on these instruments in minority interest expense.

                         DISCOVERY COMMUNICATIONS, INC.

    TREASURY STOCK

    Treasury stock is accounted for using the cost method. The repurchased shares are held in treasury and are presented as if retired. Treasury stock activity for the three years ended December 31, 2004 is presented in the Consolidated Statements of Stockholders' Deficit.

    INCOME TAXES

    Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will not be realized.

    RECLASSIFICATIONS

    Certain prior period financial statement amounts have been reclassified to conform to the 2004 presentation.

    During 2004, the Company reclassified book overdrafts at December 31, 2003 and 2002. These reclassifications increased cash and current liabilities by $42.9 million and $0.6 million at December 31, 2003 and 2002. Additionally, the Company reclassified approximately $15.5 million and $6.0 million in restricted cash and other assets previously reported as cash at December 31, 2003 and 2002. As a result of these reclassifications, cash flows from operating activities decreased $9.5 million and $1.9 million for the years ended December 31, 2003 and 2002, and cash flows from financing activities increased $42.3 million and decreased $23.4 million for the same year ends.

3.  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                              2004       2003       2002
-----------------------                            --------   --------   --------
                                                            IN THOUSANDS
Cash paid for acquisitions:
  Fair value of assets acquired..................  $21,414    $50,509    $    --
  Net liabilities assumed........................   (4,196)    (3,968)        --
    Cash paid for acquisitions, net of cash
      acquired...................................   17,218     46,541         --
Cash paid for interest, net of capitalized
  interest.......................................  166,584    162,904    154,288
Cash paid for income taxes.......................   28,999     32,395     25,537
                                                   =======    =======    =======

4.  BUSINESS COMBINATIONS

    During 2004, the Company completed two acquisitions in its Education division, in which the Company acquired customer lists valued at $14.6 million, covenants not to compete valued at $0.6 million and trademarks valued at $0.1 million, which are being amortized over their useful lives, of three years for the customer lists and covenants not to compete.

    During 2003, the Company completed two acquisitions, one in its Education division and one in its International Networks division. In connection with these acquisitions, the Company acquired customer lists valued at $27.7 million, which are being amortized over their useful lives of three years. The Company also acquired deferred launch incentives valued at $16.7 million. Of these, $13.2 million are

                         DISCOVERY COMMUNICATIONS, INC.

being amortized over the five-year term of the agreements, and $3.5 million relate to a penalty for non-renewal in 2008. If no renewal is effectuated in 2008, the acquiree will refund the Company. If renewed, the Company will amortize this amount over the renewal period.

    Purchase price in excess of the fair value of the assets and liabilities acquired of $1.1 million and $6.0 million was recorded to goodwill in 2004 and 2003.

5.  PROGRAMMING RIGHTS

PROGRAMMING RIGHTS, DECEMBER 31,                          2004         2003
--------------------------------                       ----------   ----------
                                                            IN THOUSANDS
Produced programming rights
  Completed..........................................  $1,099,483   $  892,867
  In process.........................................     100,086       77,062
Co-produced programming rights
  Completed..........................................     698,758      626,934
  In process.........................................      38,575       44,464
Licensed programming rights
  Acquired...........................................     189,662      243,541
  Prepaid............................................       4,232        7,719
                                                       ----------   ----------
Programming rights, at cost..........................   2,130,796    1,892,587
Accumulated amortization.............................  (1,052,839)    (964,488)
                                                       ----------   ----------
Programming rights, net..............................   1,077,957      928,099
Current portion, licensed programming rights.........     (50,578)     (46,364)
                                                       ----------   ----------
Non-current portion..................................  $1,027,379   $  881,735
                                                       ==========   ==========

    Amortization of programming rights was $494.2 million, $413.9 million and $365.4 million in 2004, 2003 and 2002, and is recorded as a cost of revenue.

    The Company estimates that 91.1% of unamortized costs of programming rights at December 31, 2004 will be amortized within the next three years. The Company expects to amortize $377.0 million of unamortized programming rights, not including in-process and prepaid productions, during the next twelve months.

6.  PROPERTY AND EQUIPMENT

PROPERTY AND EQUIPMENT, DECEMBER 31,                      2004        2003
------------------------------------                    ---------   ---------
                                                            IN THOUSANDS
Equipment and software................................  $ 344,525   $ 346,438
Land..................................................     28,781      27,575
Buildings.............................................    136,088     137,190
Furniture, fixtures, leasehold improvements and other
  assets..............................................    160,418     160,744
Assets in progress....................................     60,806      29,582
                                                        ---------   ---------
Property and equipment, at cost.......................    730,618     701,529
Accumulated depreciation and amortization.............   (350,328)   (341,118)
                                                        ---------   ---------
Property and equipment, net...........................  $ 380,290   $ 360,411
                                                        =========   =========

                         DISCOVERY COMMUNICATIONS, INC.

    The cost and accumulated depreciation of satellite transponders under capital leases were $23.5 million and $4.1 million at December 31, 2004, and $64.3 million and $45.4 million at December 31, 2003. Depreciation and amortization of property and equipment, including equipment under capital lease, was $85.4 million, $86.4 million and $96.3 million in 2004, 2003 and 2002.

    Through December 31, 2004, total capitalized costs associated with facility construction projects include land costs of $2.3 million, and building and leasehold improvement costs of $43.8 million. The Company expects these facilities to be completed in 2005.

    The Company completed construction of its worldwide headquarters facility in Silver Spring, Maryland, in the first quarter of 2003. The final facility is comprised of land costs of $26.5 million, building structure and construction costs of $121.4 million, and interest costs of $14.7 million.

7.  SALE OF LONG-LIVED ASSETS

    In 2004, the Company recorded a net gain of $22.0 million on the sale of certain of the Company's television technology patents. The transaction closed August 19, 2004 and the gain represents the sale price less costs to sell. The Company expensed all of the costs to develop this technology in prior years.

8.  GOODWILL AND INTANGIBLE ASSETS

GOODWILL AND INTANGIBLE ASSETS, DECEMBER 31,                2004       2003
--------------------------------------------              --------   --------
                                                             IN THOUSANDS
Goodwill................................................  $257,460   $253,308
Trademarks..............................................    13,383     13,230
Customer relationships and lists, net of amortization of
  $86,406 and $64,393...................................    64,109     72,153
Non-compete and other, net of amortization of $43,021
  and $33,229...........................................    33,068     42,343
Representation rights, net of amortization of $60,528
  and $51,198...........................................    77,201     85,934
                                                          --------   --------
Goodwill and intangible assets, net.....................  $445,221   $466,968
                                                          ========   ========

    Goodwill and trademarks are not amortized. Customer relationships and lists are amortized on a straight-line basis over estimated useful lives of three to seven years. Non-compete assets are amortized on a straight-line basis over the contractual term of five to seven years. Other intangibles are amortized on a straight-line basis over estimated useful lives of ten years. Representation rights are amortized on a straight-line basis over the contractual term of fifteen years.

    During 2004 and 2003 the Company reduced its estimate of certain pre-acquisition contingencies associated with certain subscriber contractual arrangements acquired as part of the acquisition of The Health Network. These revisions resulted in a reduction of goodwill of $8.0 million and $26.7 million at December 31, 2004 and 2003.

    The $4.2 million net increase in goodwill results from 1) a $8.0 million reduction related to an adjustment for pre-acquisition contingent liabilities (discussed above), 2) a $9.5 million adjustment to increase goodwill for recognition of certain deferred tax liabilities, 3) a $1.1 million addition related to current year acquisitions and 4) a $1.6 million increase for foreign currency translation effect.

                         DISCOVERY COMMUNICATIONS, INC.

    The Company has the exclusive rights to represent BBC America ("BBCA"), a cable network, in sales, marketing, distribution and other operational activities through 2013. As a part of this agreement, the Company will receive a percentage of revenues earned and collected by BBCA during the representation term. The cost of acquiring the representation rights is being amortized on a straight-line basis over the fifteen-year term of the agreement, and is reported as a reduction of revenue.

    Amortization of intangible assets amounted to $41.8 million, $33.8 million and $17.8 million in 2004, 2003 and 2002.

    The Company estimates that unamortized costs of intangible assets at December 31, 2004 will be amortized over the next five years as follows:
$44.1 million in 2005, $41.1 million in 2006, $28.6 million in 2007,
$20.1 million in 2008, and $9.8 million in 2009.

9.  INVESTMENTS IN AFFILIATED COMPANIES

    JOINT VENTURES WITH THE BRITISH BROADCASTING CORPORATION ("BBC")

    The Company and the BBC have formed cable and satellite television network joint ventures, a venture to produce and acquire factual based programming ("JV Programs" or "JVP") and a venture to provide debt funding to the cable and satellite television network joint ventures and JV Programs venture ("JV Network"). In addition to its own funding requirements, the Company has assumed the BBC funding requirements for each of these ventures. As a result, the Company has preferential cash distribution agreements with these ventures. The ventures had no distributable cash in 2004 and distributed $1.7 million in accordance with the agreements in 2004 and 2003.

    Because the BBC does not have risk of loss, no losses were allocated to minority interest for consolidated joint ventures with the BBC. The Company recognizes both its own and the BBC's share of losses in equity method ventures with the BBC.

    VARIABLE INTEREST ENTITIES

    The Company is a partner in several joint ventures accounted for under the equity method in which it has a variable interest.

    JV Programs produces and acquires factual based programming that it then sells to the Company for use on many of the Company's joint venture and wholly-owned networks. The Company's funding to JVP was $14.4 million, $5.4 million and $3.4 million during 2004, 2003 and 2002. The Company acquired and licensed $44.1 million, $43.9 million and $35.9 million of programming from JVP for its networks during 2004, 2003 and 2002. At December 31, 2004, the Company's maximum exposure to loss as a result of its involvement with JVP is the $55.1 million book value of its investment in JVP and future operating losses of JVP that the Company is obligated to fund. JVP has no third party debt. If JVP were to be consolidated under FIN 46R, the Company expects the net impact to the consolidated financial statements to be insignificant. Substantially all of JVP's activities are with the Company and those are already reflected in the financial statements.

    The Company is a partner in other international joint venture cable and satellite television networks in which the Company has a variable interest. The Company's funding to these joint ventures totaled $3.3 million, $7.5 million and $9.9 million during 2004, 2003 and 2002. At December 31, 2004, the Company's maximum exposure to loss as a result of its involvement with these joint ventures is the

                         DISCOVERY COMMUNICATIONS, INC.

$19.3 million book value of its investments in these joint ventures and future operating losses of these joint ventures that the Company is obligated to fund. These joint ventures have no third party debt.

    The following table outlines the Company's joint ventures and the method of accounting during 2004, 2003 and 2002:

                                                               ACCOUNTING
AFFILIATES:                                                      METHOD
-----------                                                   ------------
JOINT VENTURES WITH THE BBC:
JV Network..................................................  Consolidated
JV Programs.................................................     Equity
Animal Planet United States (see Note 11)...................  Consolidated
Animal Planet Europe........................................  Consolidated
Animal Planet Latin America.................................  Consolidated
People & Arts Latin America.................................  Consolidated
Animal Planet Asia..........................................  Consolidated
Animal Planet Japan.........................................     Equity
Animal Planet Canada........................................     Equity

OTHER VENTURES:
Discovery Times Channel (see Note 11).......................  Consolidated
FitTV (f.k.a. The Health Network) (see Note 11).............  Consolidated
Discovery Canada............................................     Equity
Discovery Japan.............................................     Equity
Discovery Health Canada.....................................     Equity
Discovery Kids Canada.......................................     Equity
Discovery Civilization Canada...............................     Equity
Meteor Studios..............................................     Equity

    Combined financial information of the Company's unconsolidated ventures (amounts do not reflect any eliminations of activity with the Company):

OPERATING RESULTS, YEAR ENDED DECEMBER 31,        2004       2003       2002
------------------------------------------      --------   --------   --------
                                                         IN THOUSANDS
Revenue.......................................  $163,630   $145,786   $106,598
Income from operations........................    26,201     13,278      4,806
Net income (loss).............................     8,688      1,155     (1,060)
                                                --------   --------   --------

BALANCE SHEETS, DECEMBER 31,                                  2004       2003
----------------------------                                --------   --------
                                                               IN THOUSANDS
Current assets............................................  $68,554    $65,046
Total assets..............................................  136,703    117,772
Current liabilities.......................................   21,817     17,880
Total liabilities.........................................   46,683     42,382
Total shareholders' equity or partners' capital...........   90,020     75,390
                                                            -------    -------

                         DISCOVERY COMMUNICATIONS, INC.

10. LONG-TERM DEBT

LONG-TERM DEBT, DECEMBER 31,                                     2004         2003
----------------------------                                  ----------   ----------
                                                                   IN THOUSANDS
$1,250.0 Term Loan, due quarterly from 2007 to 2009.........  $1,250,000   $       --
$1,250.0 Revolving Loan, due June 2009......................     238,000           --
$2,036.5 Term Loan and Revolving Loans, paid 2004...........          --    1,334,000
7.81% Senior Notes, semi annual interest, due March 2006....     300,000      300,000
8.06% Senior Notes, semi annual interest, due March 2008....     180,000      180,000
8.37% Senior Notes, semi annual interest, due March 2011....     220,000      220,000
7.45% Senior Notes, semi annual interest, due
  September 2009............................................      55,000       55,000
8.13% Senior Notes, semi annual interest, due
  September 2012............................................     235,000      235,000
Obligations under capital leases............................      25,125       19,631
Other notes payable.........................................       4,898        8,061
                                                              ----------   ----------
Total long-term debt........................................   2,508,023    2,351,692
Current portion.............................................      (9,736)    (517,750)
                                                              ----------   ----------
Non-current portion.........................................  $2,498,287   $1,833,942
                                                              ==========   ==========

    In June 2004, the Company successfully refinanced the Term Loan and the Revolving Loans, maturing in 2004 and 2005, with a new Term Loan and Revolving Facility. The Company capitalized $8.5 million in deferred financing costs as part of the new term and revolving loan facility and expensed $6.3 million in capitalized costs associated with the previous term loan and revolving loans.

    All Term and Revolving Loans are unsecured. Interest, which is payable quarterly, is based on the London Interbank Offered Rate ("LIBOR") or prime rate plus a margin based on the Company's leverage ratios. The weighted average interest rate on these facilities was 3.7% and 2.5% at December 31, 2004 and 2003, and the interest rate averaged 2.9% and 2.7% during 2004 and 2003. The cost of the Revolving Loans includes a fee (ranging from 0.125% to 0.375%) based on the Company's leverage ratios. The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt.

    The Term Loans, Revolving Loans, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets, and investments. The Company was in compliance with all debt covenants at December 31, 2004.

    Future principal payments under the current debt arrangements, excluding obligations under capital leases and other notes payable, are as follows: no payments in 2005, $300 million in 2006, $234 million in 2007, $961 million in 2008, $527 million in 2009 and $456 million from 2011 to 2012. Future minimum payments under capital leases are as follows: $5.1 million in 2005, $5.5 million in 2006, $5.7 million in 2007, $3.8 million in 2008, $3.8 million in 2009 and $8.4 million thereafter.

                         DISCOVERY COMMUNICATIONS, INC.

11. MANDATORILY REDEEMABLE INTERESTS IN SUBSIDIARIES

MANDATORILY REDEEMABLE INTERESTS IN SUBSIDIARIES, DECEMBER 31,     2004       2003
--------------------------------------------------------------   --------   --------
                                                                    IN THOUSANDS
Discovery Times............................................      $125,763   $123,896
FitTV (f.k.a. The Health Network)..........................        92,874     94,000
Discovery Health Channel...................................            --    143,736
Animal Planet LLC..........................................        50,000         --
Animal Planet LP...........................................        48,730     48,620
People & Arts Latin America and Animal Planet Channel Group...      2,200         --
                                                                 --------   --------
Mandatorily redeemable interests in subsidiaries...........      $319,567   $410,252
                                                                 ========   ========

    DISCOVERY TIMES

    In April 2002, the Company sold a 50% interest in Discovery Times Channel to the New York Times ("NYT") for $100 million. Due to NYT redemption rights, this transaction resulted in no gain or loss to the Company. While the Company consolidates the financial results of Discovery Times, no losses of Discovery Times have been allocated to minority interest due to the NYT's redemption feature, and the Company has recorded the interest held by NYT as mandatorily redeemable interest in a subsidiary.

    NYT has the right, in April 2005, and again in April 2006, to put its interest back to the Company for a value determined by a specified formula, with a floor of $80 million and a ceiling of $125 million in April 2005, and a floor of $80 million and a ceiling of $135 million in April 2006. The Company accretes or decretes the mandatorily redeemable interest in a subsidiary to its estimated redemption value through the redemption date. The Company updates its estimate of the redemption value each period and based on its most recent calculations, the Company will decrete to an amount representing the estimated value of $101.1 million. The Company recorded decretion of $1.3 million in 2004 and accretion of $7.0 million and $6.5 million to minority interest expense in 2003 and 2002.

    After 2006, the NYT has certain other protective rights that, if triggered and not cured, could require the Company to repurchase the NYT interest for a value determined by a specified formula.

    FITTV (F.K.A. THE HEALTH NETWORK)

    Fox Entertainment Group (FEG) had the right, from December 2003 to
February 2004, to put its FitTV interests back to the Company. In
December 2003, FEG notified the Company of its intention to put its interest in FitTV back to the Company. The Company estimates that it will acquire this interest for approximately $92.9 million in 2005. The Company recorded decretion of $1.1 million in 2004 and recorded accretion of $8.5 million and $11.1 million in 2003 and 2002 to minority interest expense.

    DISCOVERY HEALTH CHANNEL (DHC)

    During the second quarter of 2004, Comcast put its DHC interests back to the Company for $148.9 million. The Company recorded accretion of $5.1 million, $20.4 million and $28.3 million to minority interest expense in 2004, 2003 and 2002.

                         DISCOVERY COMMUNICATIONS, INC.

    ANIMAL PLANET LLC

    Beginning March 2003, the BBC has the right to put its Animal Planet LLC ("APUS") interests back to the Company. In April 2004, the BBC notified the Company of its intention to put its interest in APUS back to the Company. The Company estimates a range of possible outcomes to acquire this interest. Given the uncertainty associated with the determination of the final redemption value of this interest (which will be based on the terms outlined in the agreement), the Company has recorded accretion of $50.0 million in 2004 to minority interest expense. At December 31, 2003, the Company determined there was no redemption value associated with this right.

    ANIMAL PLANET LP

    One of the Company's stockholders holds 44,000 senior preferred partnership units of Animal Planet LP ("APLP") that have a redemption value of $44.0 million and carry a rate of return ranging from 8.75% to 13%. Payments are made quarterly and totaled $4.6 million, $5.8 million and $4.4 million during 2004, 2003 and 2002. APLP's senior preferred partnership units may be called by APLP during the period January 2007 through December 2011 for $44.0 million, and may be put to the Company by the holder beginning in January 2012 for $44.0 million. At December 31, 2004, and 2003, the Company has recorded this security at the redemption value of $44.0 million plus accrued returns of $4.7 million and $4.6 million. Preferred returns are recorded as a component of interest expense and aggregated $4.7 million in 2004, 2003 and 2002.

    PEOPLE & ARTS LATIN AMERICA AND ANIMAL PLANET CHANNEL GROUP

    The BBC has the right, upon a failure of the People & Arts Latin America or the Animal Planet Channel Group (comprised of Animal Planet Europe, Animal Planet Asia, and Animal Planet Latin America) to achieve certain financial performance benchmarks as of December 2005, and every three years thereafter, to put its interests back to the Company for a value determined by a specified formula. The Company accretes or decretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the 2005 redemption date. The redemption value is based on a contractual formula utilizing projected results of each network within the channel group. At December 31, 2004, the Company has estimated a redemption value of $15.3 million. At December 31, 2003, the Company determined there was no redemption value associated with this right. Accretion to the redemption value has been recorded as a component of minority interest expense of $2.2 million in 2004.

12. STOCKHOLDERS' DEFICIT

    In September 2001, the Company sold 50,615 shares of Class B Non-voting Common Stock to its existing shareholders for $100.0 million. In
September 2002, the Company repurchased these shares for $109.0 million. The appreciation of the shares represented a fair transition value as was confirmed in consultation with an investment bank.

    STOCKHOLDER PUT RIGHT

    In June 2003, the Company's founder, John Hendricks, put 215 outstanding shares of Class A Common Stock to the Company in exchange for $55.3 million. Concurrent with this transaction, outstanding loans, secured by Mr. Hendricks' shares and vested compensation units, of $23.6 million to Mr. Hendricks were repaid to the Company with interest. Prior to this purchase, the value of these

                         DISCOVERY COMMUNICATIONS, INC.

shares had been recorded as redeemable common stock and changes in value had been recorded to stockholders' deficit.

    The Company received a third party valuation to record the transactions. The valuation reflected a lower value for the Company than had been previously estimated and, as a result, the Company decreased the carrying value of the stock by $13.7 million and reduced compensation expense recorded in prior years associated with the loans by $2.3 million in connection with the settlement.

13. COMMITMENTS AND CONTINGENCIES

    The Company leases certain satellite transponders, facilities and equipment under operating leases that expire through 2019. The Company is obligated to license programming under agreements that expire through 2012.

FUTURE MINIMUM PAYMENTS, YEAR ENDING
DECEMBER 31,                           LEASES    PROGRAMMING    OTHER       TOTAL
------------------------------------  --------   -----------   --------   ----------
                                                       IN THOUSANDS
2005..............................    $ 80,088    $201,857     $ 66,170   $  348,115
2006..............................      67,689      64,857       52,908      185,454
2007..............................      62,298      55,155       54,550      172,003
2008..............................      57,336      55,893       46,570      159,799
2009..............................      31,596      57,010       16,907      105,513
Thereafter........................     178,748     100,898        4,080      283,726
                                      --------    --------     --------   ----------
Total.............................    $477,755    $535,670     $241,185   $1,254,610
                                      ========    ========     ========   ==========

    Expenses recorded in connection with operating leases, including rent expense, were $127.8 million, $128.7 million and $131.7 million for the years ended December 31, 2004, 2003 and 2002.

    In connection with the long-term distribution agreements for certain of its European cable networks, the Company is committed to pay a satellite system operator 25% to 49% of the increase in value of these networks, if any, at the termination of the contract on December 31, 2006. The value of the networks at the termination date, and the Company's liability thereon, are materially impacted by the terms of future renewed or extended distribution agreements with the satellite system operator. The Commitment was designed as an incentive to enter into a renewed or extended agreement. However, the Company is currently unable to predict the terms and conditions of any renewal or extension of the distribution agreements. The Company has recorded a liability associated with this arrangement based on the estimated value of the networks at the termination of the agreement if no renewal is in place and adjusts such liability each period for changes in value. However, if the current distribution agreement is renewed or extended before the expiration of the existing agreement, amounts to be paid in 2007 to this system operator could be significantly higher than amounts currently accrued. The Company will record the effect of a renewed or extended distribution agreement when such terms are in place.

    The Company is solely responsible for providing financial, operational and administrative support to the JV Programs, JV Network, Animal Planet United States, Animal Planet Latin America, People & Arts Latin America, Animal Planet Asia, and Animal Planet Europe ventures and has committed to do so through at least fiscal 2005.

                         DISCOVERY COMMUNICATIONS, INC.

    The Company is involved in litigation incidental to the conduct of its business. In addition, the Company is involved in negotiations with organizations holding the rights to music used in the Company's programming. The Company believes the reserves related to these music rights are adequate and does not expect the outcome of such litigation and negotiations to have a material adverse effect on the Company's results of operations, cash flows, or financial position.

14. EMPLOYEE SAVINGS PLANS

    The Company maintains two separate employee savings plans, a defined contribution savings plan for its employees and a Supplemental Deferred Compensation Plan (together, the "Savings Plans") for certain management employees.

    The Company matches participant contributions at a rate of 75% up to a maximum of 6% of the participant's annual compensation. The Company contributions to the Savings Plans were $6.8 million, $5.5 million and $5.7 million during 2004, 2003 and 2002.

15. LONG-TERM COMPENSATION PROGRAMS

    The Company recorded expense of $71.5 million, $76.5 million, and $94.6 million in connection with these plans during 2004, 2003, and 2002.

    LONG-TERM INCENTIVE PLANS

    The Company maintains unit-based, long-term incentive plans for its employees who meet certain eligibility criteria. Units are awarded to eligible employees upon their one-year anniversary of hire and vest at a rate of 25% per year thereafter. Upon exercise, participants receive the increase in value of the units from the unit value at the date of issuance. The Company has authorized the issuance of up to 33.1 million units under these plans.

    From the period April 1 to May 31, certain eligible participants have the option to exercise any portion of their vested units. All other employees may redeem some or all of their units during a window of time five years subsequent to the date of the award. The Company pays amounts for the exercise of units on September 30 of the year of exercise. However, the Company may defer, with interest, payment of up to 75% of any benefit for a period not longer than September 30 of the year subsequent to exercise.

    Upon voluntary termination of employment the Company distributes 75% of vested and exercisable benefits to certain senior executives. These employees are required to comply with post-employment obligations to receive payment of withheld benefits upon the one-year anniversary of employment termination. All other participants receive their full vested benefit upon voluntary termination.

    The 25% vested and exercisable employee benefits that would be withheld upon employee termination in the amount of $60.7 million, have been classified as long-term liability in the accompanying balance sheet. All other vested employee unit incentive compensation liabilities are classified as current liabilities in the accompanying balance sheet. Although classified as current liabilities, the Company's actual cash disbursements under the plans were $45.9 million, $27.9 million and $36.9 million during 2004, 2003 and 2002.

                         DISCOVERY COMMUNICATIONS, INC.

    All awards must be redeemed and applicable benefits paid by the Company on the tenth anniversary of each award. During 2004, the Company paid $8.5 million in awards, which had reached their tenth anniversary date.

    Unit appreciation is recorded as compensation expense over the vesting periods. Compensation expense was $68.8 million, $101.7 million and $61.7 million in 2004, 2003 and 2002. The accrued value of units based on the Company's vesting schedule was $322.4 million and $299.5 million at December 31, 2004 and 2003.

    The unaccrued value of awarded units was $15.4 million and $4.5 million at December 31, 2004 and 2003.

    During 2004, 2003 and 2002, the Company granted 8.7 million, 4.1 million and
2.3 million units with weighted average exercise prices of $34.22, $29.02, and $25.74. Units redeemed or cancelled during 2004, 2003, and 2002 totaled
2.3 million, 2.1 million, and 3.5 million with weighted average exercise prices of $13.49, $14.18, and $13.66. For the years ended December 31, 2004, 2003, and
2002, units outstanding totaled 25.6 million, 19.1 million, and 17.2 million with weighted average exercise prices of $24.10, $18.18, and $15.12, and units exercisable totaled 17.5 million, 16.5 million, and 13.9 million with weighted average exercise prices of $19.76, $16.65, and $13.18. At the beginning of fiscal year 2002, outstanding units totaled 18.4 million with a weighted average exercise price of $13.52.

    As of December 31, 2004, outstanding units had several ranges of exercise prices. The Company has 1.6 million units outstanding and exercisable at exercise prices ranging from $3.33 to $8.14 with a weighted average contractual life remaining of 1 year and a weighted average exercise price of $6.47. The Company has 9.5 million units outstanding and exercisable at exercise prices ranging from $10.96 to $22.18 with a weighted average contractual life remaining of 4.2 years and a weighted average exercise price of $15.30. The Company has
14.5 million units outstanding at exercise prices ranging from $25.02 to $37.35 with a weighted average contractual life remaining of 8.5 years and weighted average exercise price of $31.95. Of these, 6.4 million units, with a weighted average exercise price of $29.78, are exercisable.

    The value of units at the end of the year was $37.35, $34.06, and $28.60 for 2004, 2003, and 2002. The value of the units is determined based on changes in the Company's value as estimated by an external investment banking firm. The average assumptions used in the valuation model include adjusted projected operating cash flows segregated by business group. The valuation also includes a business group specific discount rate and terminal value based on business risk.

    UNIT APPRECIATION AND INCENTIVE AGREEMENT

    As part of his long-term incentive plan with the Company, the Company's founder, John Hendricks, had a 10-year incentive agreement with the Company that granted him a cash award equal to 1.6% of the difference between the Company's value at December 31, 1993 and December 31, 2003 for his services as Chairman and Chief Executive Officer during the period. This cash award was paid out to Mr. Hendricks in two installments, one in December 2003 and one in February 2004. The final determination of value was based on an appraisal from an investment banking firm using a consistent valuation methodology both at the beginning and the end of the 10-year term. The portion of the cash award that was paid out in February 2004 has been included as a current liability at December 31, 2003. The estimated change in value of this incentive has been recorded as a component of compensation expense during the term of the agreement.

                         DISCOVERY COMMUNICATIONS, INC.

16. INCOME TAXES

INCOME TAX EXPENSE (BENEFIT), YEAR ENDED DECEMBER 31,     2004       2003       2002
-----------------------------------------------------   --------   --------   --------
                                                                 IN THOUSANDS
Current
  Federal.........................................      $   (231)  $ 2,813    $     --
  State...........................................         3,952     6,722       6,156
  Foreign.........................................        32,556    22,970      21,588
                                                        --------   -------    --------
Total current income tax provision................        36,277    32,505      27,744
                                                        --------   -------    --------
Deferred
  Federal.........................................        95,761    33,963     (25,189)
  State...........................................         7,723     5,175     (12,134)
                                                        --------   -------    --------
Total deferred income tax expense (benefit).......       103,484    39,138     (37,323)
                                                        --------   -------    --------
Change in valuation allowance.....................         2,038     3,142        (478)
                                                        --------   -------    --------
Total income tax expense (benefit)................      $141,799   $74,785    $(10,057)
                                                        ========   =======    ========

                                                                   2004                     2003
                                                          ----------------------   ----------------------
DEFERRED INCOME TAX ASSETS AND LIABILITIES DECEMBER 31,   CURRENT    NON-CURRENT   CURRENT    NON-CURRENT
-------------------------------------------------------   --------   -----------   --------   -----------
                                                                           IN THOUSANDS
Assets
  Loss carryforwards.................................     $  1,148     $ 20,090    $ 21,077     $ 18,460
  Compensation.......................................      102,595       22,745     169,003       24,216
  Accrued expenses...................................       26,474           --      30,857           --
  Reserves and allowances............................        8,720       10,132       9,568       10,214
  Tax credits........................................        4,330           --       3,118           --
  Derivative financial instruments...................           --       16,979          --       34,186
  Investments........................................           --       69,729          --       84,306
  Intangibles........................................           --       31,627          --       23,756
  Other..............................................        3,066        8,342         441        2,480
                                                          --------     --------    --------     --------
                                                           146,333      179,644     234,064      197,618
  Valuation allowance................................           --      (19,554)         --      (17,516)
                                                          --------     --------    --------     --------
Total deferred income tax assets.....................      146,333      160,090     234,064      180,102
                                                          --------     --------    --------     --------
Liabilities
  Accelerated depreciation...........................           --      (20,908)         --      (18,263)
  Intangibles........................................           --           --          --         (788)
  Foreign currency translation.......................           --      (13,687)         --       (7,193)
  Unrealized gains on investments....................           --         (720)         --       (2,343)
  Other..............................................       (1,727)     (10,102)     (1,371)      (4,747)
                                                          --------     --------    --------     --------
Total deferred income tax liabilities................       (1,727)     (45,417)     (1,371)     (33,334)
                                                          --------     --------    --------     --------
Deferred income tax assets, net......................     $144,606     $114,673    $232,693     $146,768
                                                          ========     ========    ========     ========

                         DISCOVERY COMMUNICATIONS, INC.

RECONCILIATION OF EFFECTIVE TAX RATE, YEAR ENDED DECEMBER 31,     2004        2003        2002
-------------------------------------------------------------   --------    --------    --------
Federal statutory rate...................................         35.0%       35.0%       35.0%
Increase (decrease) in tax rate arising from:
  State income taxes, net of Federal benefit.............          2.4         7.9         6.7
  Foreign withholding taxes, net of Federal benefit......          6.4        12.2       (24.1)
  Other..................................................          2.0        (0.9)       (0.3)
                                                                  ----        ----       -----
Effective income tax rate................................         45.8%       54.2%       17.3%
                                                                  ====        ====       =====

    The Company has Federal operating loss carryforwards of $3.3 million expiring in 2021 and state operating loss carryforwards of $526.9 million in various state jurisdictions available to offset future taxable income that expire in various amounts through 2024. The Company also has $4.3 million of alternative minimum tax credits that do not have an expiration date.

    Deferred tax assets are reduced by a valuation allowance relating to the state tax benefits attributable to net operating losses in certain jurisdictions where realizability is not more likely than not.

    Deferred taxes of $3.8 million have been provided for the excess book basis in the shares of certain foreign subsidiaries, because these are not permanent in nature as defined by Accounting Principles Board Opinion 23, ACCOUNTING FOR INCOME TAXES--SPECIAL AREAS.

17. FINANCIAL INSTRUMENTS

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

    The Company's interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instrument contracts include a combination of swaps, caps, collars, and other structured instruments to modify interest rate exposure. At December 31, 2004, the variable to fixed interest rate instruments have a notional principal amount of $800 million and have a weighted average interest rate of 5.93%. At December 31, 2004, the fixed to variable interest rate agreements have a notional principal amount of $240 million and have a weighted average interest rate of 6.46%. At December 31, 2004, an unexercised interest rate swap put right held by a bank had a notional amount of $25 million and a written rate of 5.4%. As a result of unrealized mark to market adjustments, the Company recognized $44.1 million, $21.6 million and $(13.4) million in gains and losses on these instruments during 2004, 2003 and 2002.

    The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2004, the notional amount of foreign exchange derivative contracts was $92.8 million. As a result of unrealized mark to market adjustments, the Company recognized $(0.4) million, $(0.1) million and $1.8 million in losses and gains on these instruments during 2004, 2003 and 2002.

    The Company's derivative financial instruments are recorded at fair value as a component of long-term liabilities and other current liabilities in the consolidated balance sheets.

                         DISCOVERY COMMUNICATIONS, INC.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of cash and cash equivalents, receivables, and accounts payable approximate their carrying values. Investments are carried at fair value and fluctuations in fair value are recorded through other comprehensive income. Losses on investments that are other than temporary declines in value are recorded in the statement of operations.

    The carrying amount of the Company's borrowings was $2,478 million and the fair value was $2,586 million at December 31, 2004. The carrying amount of the Company's borrowings was $2,324 million and the fair value was $2,440 million at December 31, 2003.

    The carrying amount of all derivative instruments represents their fair value. The net fair value of the Company's short and long-term derivative instruments is $(44.8) million at December 31, 2004; 8.9%, 6.5% and 84.6% of these derivative instrument contracts will expire in 2005, 2006, and thereafter. The fair value of the Company's derivative instruments totaled $(90.3) million at December 31, 2003.

    The fair value of derivative contracts was estimated by obtaining interest rate and volatility market data from brokers. As of December 31, 2004, an estimated 100 basis point parallel shift in the interest rate yield curve would change the fair value of the Company's portfolio by approximately
$11.4 million.

    CREDIT CONCENTRATIONS

    The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.

    The Company's trade receivables and investments do not represent a significant concentration of credit risk at December 31, 2004 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

18. RELATED PARTY TRANSACTIONS

    The Company identifies related parties as investors and their consolidated businesses, equity investment companies, and executive management. The most significant transactions with related parties result from companies that distribute cable networks, produce programming, or provide media uplink services. Gross revenue earned from related parties was $71.8 million, $209.2 million and $205.1 million in 2004, 2003 and 2002. Accounts receivable from these entities were $10.9 million and $33.3 million at December 31, 2004 and 2003. Purchases from related parties totaled $133.2 million, $164.7 million, and $144.7 million in 2004, 2003, 2002; of these $91.0 million,
$101.1 million and $99.9 million relate to capitalized assets, principally programming. Amounts payable to these parties totaled $4.3 million and $52.6 million at December 31, 2004 and 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LIBERTY MEDIA CORPORATION

Dated: March 15, 2005                                  By  /s/ CHARLES Y. TANABE
                                                           ------------------------------------------
                                                           Charles Y. Tanabe
                                                           SENIOR VICE PRESIDENT AND
                                                           GENERAL COUNSEL

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

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
             /s/ JOHN C. MALONE
    ------------------------------------       Chairman of the Board, and Director    March 15, 2005
               John C. Malone

            /s/ ROBERT R. BENNETT
    ------------------------------------       Director, President and Chief          March 15, 2005
              Robert R. Bennett                  Executive Officer

             /s/ DONNE F. FISHER
    ------------------------------------       Director                               March 15, 2005
               Donne F. Fisher

              /s/ PAUL A. GOULD
    ------------------------------------       Director                               March 15, 2005
                Paul A. Gould

             /s/ DAVID E. RAPLEY
    ------------------------------------       Director                               March 15, 2005
               David E. Rapley

            /s/ M. LAVOY ROBISON
    ------------------------------------       Director                               March 15, 2005
              M. LaVoy Robison

            /s/ LARRY E. ROMRELL
    ------------------------------------       Director                               March 15, 2005
              Larry E. Romrell

           /s/ DAVID J.A. FLOWERS
    ------------------------------------       Senior Vice President and Treasurer    March 15, 2005
             David J.A. Flowers                  (Principal Financial Officer)

          /s/ CHRISTOPHER W. SHEAN
    ------------------------------------       Senior Vice President and Controller   March 15, 2005
            Christopher W. Shean                 (Principal Accounting Officer)

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

   4.3 Indenture, dated as of July 7, 1999, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Liberty Media Corporation (File No. 333-86491) as filed on September 3, 1999.

   4.4 Liberty undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

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

   10.15   Second Amendment to Employment Agreement dated November 1,
1992 between TCI and John C. Malone (assumed by Liberty as of March 9, 1999), as amended effective March 9, 1999, (incorporated by reference to Exhibit
10.15 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-20421).

   10.16 Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), filed herewith.

   10.17 Form of Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), filed herewith.

   10.18 Form of Stock Appreciation Rights Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), filed herewith.

   10.19 Form of Restricted Stock Award Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), filed herewith.

   10.20 Liberty Media Corporation 2002 Non-employee Director Incentive Plan (incorporated by reference to Exhibit 10.17 to Liberty's Annual Report on Form 10-K/A for the year ended December 31, 2002, Commission File No. 0-20421).

   10.21 Form of Stock Appreciation Rights Agreement under the Liberty Media Corporation 2002 Non-Employee Director Incentive Plan, filed herewith.

   10.22 Letter Agreement, dated as of May 8, 2003, between Robert R. Bennett and Liberty regarding Mr. Bennett's personal use of Liberty's aircraft, (incorporated by reference to Exhibit 10.19 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-20421).

   10.23 Deferred Compensation Agreement, dated as of January 1, 2004, between Liberty and Robert R. Bennett, filed herewith.

   10.24 Deferred Compensation Agreement, dated as of October 15, 2004, between Liberty and Robert R. Bennett, filed herewith.

   10.25   Amended and Restated Stock Purchase Agreement, dated as of
June 30, 2003, by and among Liberty, Comcast, Comcast QVC, Inc. and QVC, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 18, 2003, Commission File No. 0-20421).

21--Subsidiaries of Liberty Media Corporation, filed herewith.

23.1   Consent of KPMG LLP, filed herewith.

23.2   Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.

31.2   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.

31.3   Rule 13a-14(a)/15d-14(a) Certification, filed herewith.

32--Section 1350 Certification, filed herewith.