Form 10-Q
period 2005-03-31
LIBERTY MEDIA CORP /DE/
filed 2005-05-09
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of April 29, 2005 was:

                Series A common stock 2,679,967,732 shares; and
                   Series B common stock 121,062,825 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2005          2004
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,347        1,408
  Trade and other receivables, net..........................      1,089        1,186
  Inventory, net............................................        659          712
  Derivative instruments (note 7)...........................      1,314          827
  Other current assets......................................        687          642
                                                                -------       ------
    Total current assets....................................      5,096        4,775
                                                                -------       ------
Investments in available-for-sale securities and other cost
  investments (note 5)......................................     19,533       21,860
Long-term derivative instruments (note 7)...................      1,227        1,601
Investments in affiliates, accounted for using the equity
  method....................................................      3,647        3,734

Property and equipment, at cost.............................      2,136        2,105
Accumulated depreciation....................................       (752)        (713)
                                                                -------       ------
                                                                  1,384        1,392
                                                                -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 6).........................................      9,149        9,073
  Trademarks................................................      2,388        2,388
                                                                -------       ------
                                                                 11,537       11,461
                                                                -------       ------
Intangible assets subject to amortization, net..............      4,400        4,437
Other assets, at cost, net of accumulated amortization......        792          770
Assets of discontinued operations (note 4)..................         --          151
                                                                -------       ------
    Total assets............................................    $47,616       50,181
                                                                =======       ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2005          2004
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    429           457
  Accrued liabilities.......................................        701           837
  Accrued stock compensation................................        194           236
  Program rights payable....................................        171           200
  Derivative instruments (note 7)...........................      1,356         1,179
  Other current liabilities.................................        476           298
                                                               --------      --------
    Total current liabilities...............................      3,327         3,207
                                                               --------      --------
Long-term debt (note 8).....................................      8,304         8,566
Long-term derivative instruments (note 7)...................        985         1,812
Deferred income tax liabilities.............................     10,052        10,734
Other liabilities...........................................        872           826
Liabilities of discontinued operations (note 4).............         --           151
                                                               --------      --------
    Total liabilities.......................................     23,540        25,296
                                                               --------      --------
Minority interests in equity of subsidiaries................        270           299
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................         --            --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,678,950,627 shares at March 31, 2005 and 2,678,895,158
    shares at December 31, 2004.............................         27            27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at
    March 31, 2005 and December 31, 2004....................          1             1
  Additional paid-in-capital................................     33,766        33,765
  Accumulated other comprehensive earnings, net of taxes....      3,184         4,227
  Unearned compensation.....................................        (56)          (64)
  Accumulated deficit.......................................    (12,991)      (13,245)
                                                               --------      --------
                                                                 23,931        24,711
  Series B common stock held in treasury, at cost
    (10,000,000 shares).....................................       (125)         (125)
                                                               --------      --------
    Total stockholders' equity..............................     23,806        24,586
                                                               --------      --------
Commitments and contingencies (note 10)
    Total liabilities and stockholders' equity..............   $ 47,616        50,181
                                                               ========      ========

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005        2004*
                                                              ---------   ---------
                                                              AMOUNTS IN MILLIONS,
                                                                EXCEPT PER SHARE
                                                                     AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,464       1,283
  Communications and programming services...................      531         469
                                                               ------       -----
                                                                1,995       1,752
                                                               ------       -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............      914         811
  Operating.................................................      485         398
  Selling, general and administrative ("SG&A")..............      214         190
  Stock compensation--SG&A (note 2).........................       (2)          1
  Litigation settlements....................................       --         (42)
  Depreciation and amortization.............................      178         178
                                                               ------       -----
                                                                1,789       1,536
                                                               ------       -----
    Operating income........................................      206         216
Other income (expense):
  Interest expense..........................................     (149)       (149)
  Dividend and interest income..............................       42          45
  Share of earnings of affiliates, net......................       28           7
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)...............................      768        (209)
  Gains (losses) on dispositions of assets, net.............     (380)        218
  Other, net................................................       (6)         19
                                                               ------       -----
                                                                  303         (69)
                                                               ------       -----
    Earnings from continuing operations before income taxes
      and minority interests................................      509         147
Income tax expense..........................................     (236)        (66)
Minority interests in earnings of subsidiaries..............      (19)         --
                                                               ------       -----
    Earnings from continuing operations.....................      254          81
Loss from discontinued operations, net of taxes (note 4)....       --         (91)
                                                               ------       -----
    Net earnings (loss).....................................   $  254         (10)
                                                               ======       =====
Earnings (loss) per common share (note 3):
  Basic and diluted earnings from continuing operations.....   $  .09         .03
  Discontinued operations...................................       --        (.03)
                                                               ------       -----
  Basic and diluted earnings (loss).........................   $  .09          --
                                                               ======       =====

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005        2004*
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $  254        (10)
                                                               ------       ----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      102        (19)
  Recognition of previously unrealized foreign currency
    translation losses......................................      306         --
  Unrealized holding gains (losses) arising during the
    period..................................................   (1,403)       376
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................      (48)      (105)
  Other comprehensive earnings from discontinued
    operations..............................................       --         19
                                                               ------       ----
  Other comprehensive earnings (loss).......................   (1,043)       271
                                                               ------       ----
Comprehensive earnings (loss)...............................   $ (789)       261
                                                               ======       ====

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2005        2004*
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Cash flows from operating activities:
  Earnings from continuing operations.......................   $  254          81
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................      178         178
    Stock compensation......................................       (2)          1
    Payments of stock compensation..........................      (36)         (1)
    Noncash interest expense................................       25          24
    Share of earnings of affiliates, net....................      (28)         (7)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................     (768)        209
    Losses (gains) on disposition of assets, net............      380        (218)
    Minority interests in earnings of subsidiaries..........       19          --
    Deferred income tax expense.............................      169          16
    Other noncash charges (credits).........................       13         (25)
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Receivables...........................................       90          69
      Inventory.............................................       53         (18)
      Other current assets..................................      (81)       (111)
      Payables and other current liabilities................     (159)        (31)
                                                               ------      ------
      Net cash provided by operating activities.............      107         167
                                                               ------      ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................       39         468
  Premium proceeds from origination of derivatives..........        7          17
  Net proceeds (payments) from settlement of derivatives....       (7)         44
  Capital expended for property and equipment...............      (61)        (35)
  Net sales (purchases) of short term investments...........       73        (115)
  Investments in and loans to equity affiliates.............       --         (14)
  Investments in and loans to cost investees................       --        (907)
  Cash paid for acquisitions, net of cash acquired..........       --        (127)
  Other investing activities, net...........................       --         (18)
                                                               ------      ------
      Net cash provided (used) by investing activities......       51        (687)
                                                               ------      ------
Cash flows from financing activities:
  Borrowings of debt........................................       60          --
  Repayments of debt........................................     (297)         (1)
  Repurchases of subsidiary common stock....................      (34)        (32)
  Other financing activities, net...........................       52          12
                                                               ------      ------
      Net cash used by financing activities.................     (219)        (21)
                                                               ------      ------
      Net cash used by discontinued operations..............       --        (683)
                                                               ------      ------
      Net decrease in cash and cash equivalents.............      (61)     (1,224)
      Cash and cash equivalents at beginning of period......    1,408       2,974
                                                               ------      ------
      Cash and cash equivalents at end of period............   $1,347       1,750
                                                               ======      ======

------------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 2005

                                                                             ACCUMULATED
                                           COMMON STOCK        ADDITIONAL       OTHER
                           PREFERRED   ---------------------    PAID-IN     COMPREHENSIVE     UNEARNED     ACCUMULATED
                             STOCK     SERIES A    SERIES B     CAPITAL     EARNINGS, NET   COMPENSATION     DEFICIT
                           ---------   ---------   ---------   ----------   -------------   ------------   -----------
                                                               AMOUNTS IN MILLIONS
Balance at January 1,
  2005...................  $    --        27             1       33,765         4,227           (64)         (13,245)
  Net earnings...........       --        --            --           --            --            --              254
  Other comprehensive
    loss.................       --        --            --           --        (1,043)           --               --
  Amortization of
    deferred
    compensation.........       --        --            --           --            --             8               --
  Stock compensation for
    Liberty options held
    by Liberty Media
    International, Inc.
    ("LMI") employees....       --        --            --            3            --            --               --
  Stock compensation for
    LMI options held by
    Liberty employees....       --        --            --           (2)           --            --               --
                           ---------      --       ---------     ------        ------           ---          -------
Balance at March 31,
  2005...................  $    --        27             1       33,766         3,184           (56)         (12,991)
                           =========      ==       =========     ======        ======           ===          =======


                                          TOTAL
                           TREASURY   STOCKHOLDERS'
                            STOCK        EQUITY
                           --------   -------------
                             AMOUNTS IN MILLIONS
Balance at January 1,
  2005...................    (125)       24,586
  Net earnings...........      --           254
  Other comprehensive
    loss.................      --        (1,043)
  Amortization of
    deferred
    compensation.........      --             8
  Stock compensation for
    Liberty options held
    by Liberty Media
    International, Inc.
    ("LMI") employees....      --             3
  Stock compensation for
    LMI options held by
    Liberty employees....      --            (2)
                             ----        ------
Balance at March 31,
  2005...................    (125)       23,806
                             ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

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

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2004.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) the fair value of its derivative instruments and
(iii) its assessment of other-than-temporary declines in fair value of its investments to be its most significant estimates.

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

    Certain prior period amounts have been reclassified for comparability with the 2005 presentation.

(2) STOCK BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and Series B common stock.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

    The Company accounts for compensation expense related to its Awards pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion
No. 25"). All of the Company's Awards are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for SARs and options with tandem SARs is the same under APB Opinion No. 25 and Statement
123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                            AMOUNTS IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                   AMOUNTS
Earnings from continuing operations.......................    $254          81
  Add stock compensation as determined under the intrinsic
    value method, net of taxes............................       2           2
  Deduct stock compensation as determined under the fair
    value method, net of taxes............................     (10)        (13)
                                                              ----         ---
Pro forma earnings from continuing operations.............    $246          70
                                                              ====         ===
Basic and diluted earnings from continuing operations per
  share:
  As reported.............................................    $.09         .03
  Pro forma...............................................    $.09         .02

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

    Public companies, such as Liberty, were originally required to adopt Statement 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange commission amended the effective date to the beginning of a registrant's next fiscal year, or January 1, 2006 for calendar-year companies, such as Liberty. Accordingly, the provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

after January 1, 2006. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. Liberty expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2004 pro forma information as though the standard had been adopted for all periods presented.

    While Liberty has not yet quantified the impact of adopting Statement 123R, it believes that such adoption could have a significant impact on its operating income and net earnings in the future.

(3) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,793 million and 2,903 million weighted average shares outstanding for the three months ended March 31, 2005 and 2004, respectively. The diluted EPS calculation for the three months ended March 31, 2005 includes 14.6 million dilutive securities. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statement of operations. Excluded from diluted EPS for the three months ended March 31, 2005 and 2004 are 61 million and 84 million potential common shares, respectively, because their inclusion would be anti-dilutive.

(4) DISCONTINUED OPERATIONS

    SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC.

    On June 7, 2004 (the "Spin Off Date"), Liberty completed the spin off (the "Spin Off") of its wholly-owned subsidiary, LMI, to its shareholders. Substantially all of the assets and businesses of LMI were attributed to Liberty's former International Group segment. In connection with the Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received
0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on the Record Date. The Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the Spin Off.

    In addition to the assets in Liberty's International Group operating segment, Liberty also contributed certain monetary assets to LMI in connection with the Spin Off.

    DMX MUSIC

    During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). DMX is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses and was included

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

in Liberty's Networks Group operating segment. On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of marketing efforts conducted prior to the bankruptcy filing, DMX has entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. Other prospective buyers have an opportunity to submit offers to purchase all or a portion of those assets by May 6, 2005. After competitive bids, if any, have been submitted, Liberty expects that the Bankruptcy Court will make a determination as to the appropriate buyer, and the operating assets of DMX will be sold. As a result of the DMX bankruptcy filing, Liberty has deconsolidated DMX. For financial reporting purposes such deconsolidation was deemed to be effective January 1, 2005.

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMI (for periods prior to the Spin Off Date) and DMX (for periods prior to January 1, 2005) have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Certain combined financial information for LMI and DMX, which is included in loss from discontinued operations for the three months ended March 31, 2004, is as follows (amounts in millions):

Revenue.....................................................   $ 619
Loss before income taxes and minority interests.............   $(150)

    SPIN OFF OF DISCOVERY HOLDING COMPANY

    Liberty's Board of Directors has approved a resolution authorizing the spin-off of a newly formed subsidiary, Discovery Holding Company ("DHC"). DHC's assets will be comprised of Liberty's 100% ownership interest in Ascent Media Group, Inc. ("Ascent Media") and Liberty's 50% ownership interest in Discovery Communications, Inc. ("Discovery"). The spin off, which will be effected as a tax-free distribution of DHC's shares to Liberty's shareholders, is expected to occur in the second or third quarter of 2005, subject to, among other things, the receipt of a favorable tax opinion and regulatory and other third party approvals. Upon completion of this transaction, DHC will be a separate publicly traded company. This transaction is expected to be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the spin off, the historical results of operations of DHC for periods prior to the spin off will be included in discontinued operations in Liberty's consolidated financial statements. The carrying value of Liberty's investment in Discovery was $2,966 million at March 31, 2005. In addition, enterprise-level goodwill of $1,771 million is allocable to the Discovery investment. Liberty's share of earnings related to Discovery was $23 million and $9 million for the three months ended March 31, 2005 and 2004, respectively. Summarized statement of operations data for Discovery is presented in the table below. See note 11 for certain financial information for Ascent Media. Also see "Management's Discussion and Analysis of Financial Condition

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

and Results of Operations" included in this Quarterly Report on Form 10-Q for a discussion Ascent Media's results of operations.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Revenue...................................................    $ 601        527
Operating expenses........................................     (453)      (390)
Equity-based compensation.................................      (22)       (29)
Depreciation and amortization.............................      (29)       (30)
                                                              -----       ----
  Operating income........................................       97         78
Interest expense..........................................      (45)       (41)
Other income (expense)....................................       28         (1)
Income tax expense........................................      (34)       (15)
                                                              -----       ----
  Net earnings............................................    $  46         21
                                                              =====       ====

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2005          2004
                                                        ----------   -------------
                                                           AMOUNTS IN MILLIONS
News Corporation......................................    $ 8,804        9,667
IAC/InterActiveCorp...................................      3,083        3,824
Time Warner Inc.(1)...................................      3,004        3,330
Sprint Corporation....................................      2,107        2,342
Motorola, Inc.(2).....................................      1,108        1,273
Viacom, Inc. .........................................        529          552
Other available-for-sale equity securities(3).........        571          471
Other available-for-sale debt securities(4)...........        244          317
Other cost investments and related receivables........         87           87
                                                          -------       ------
                                                           19,537       21,863
  Less short-term investments.........................         (4)          (3)
                                                          -------       ------
                                                          $19,533       21,860
                                                          =======       ======

------------------------

(1) Includes $159 million and $176 million of shares pledged as collateral for share borrowing arrangements at March 31, 2005 and December 31, 2004, respectively.

(2) Includes $569 million and $654 million of shares pledged as collateral for share borrowing arrangements at March 31, 2005 and December 31, 2004, respectively.

(3) Includes $73 million and $77 million of shares pledged as collateral for share borrowing arrangements at March 31, 2005 and December 31, 2004, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

(4) At March 31, 2005, other available-for-sale debt securities include
    $206 million of investments in third-party marketable debt securities held by Liberty parent and $38 million of such securities held by subsidiaries of Liberty. At December 31, 2004, such investments aggregated $276 million and $41 million, respectively.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                                              MARCH 31, 2005           DECEMBER 31, 2004
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........................    $5,205         14          7,292         19
Gross unrealized holding losses.........................    $ (201)        --            (15)        --

    The aggregate fair value of securities with unrealized holding losses at March 31, 2005 was $4,094 million. None of these securities had unrealized losses for more than 12 continuous months.

(6) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

                                                                          STARZ
                                                                      ENTERTAINMENT
                                                             QVC       GROUP, LLC      OTHER      TOTAL
                                                           --------   -------------   --------   --------
                                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2005...............................   $4,048        1,383        3,642      9,073
  Foreign currency translation...........................       74           --           --         74
  Other..................................................        4           --           (2)         2
                                                            ------        -----        -----      -----
Balance at March 31, 2005................................   $4,126        1,383        3,640      9,149
                                                            ======        =====        =====      =====

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $119 million and $120 million for the three months ended March 31, 2005 and 2004, respectively. Based on its current amortizable intangible

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2005...........................................    $357
2006........................................................    $444
2007........................................................    $401
2008........................................................    $366
2009........................................................    $344

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
TYPE OF DERIVATIVE                                         2005          2004
------------------                                      ----------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars......................................    $ 2,170        2,016
  Put spread collars..................................        293          291
  Other...............................................         78          121
                                                          -------       ------
                                                            2,541        2,428
  Less current portion................................     (1,314)        (827)
                                                          -------       ------
                                                          $ 1,227        1,601
                                                          =======       ======
LIABILITIES
  Exchangeable debenture call option obligations......    $   724        1,102
  Put options.........................................        488          445
  Equity collars......................................        232          398
  Borrowed shares.....................................        801          907
  Other...............................................         96          139
                                                          -------       ------
                                                            2,341        2,991
  Less current portion................................     (1,356)      (1,179)
                                                          -------       ------
                                                          $   985        1,812
                                                          =======       ======

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features................................................    $378          64
Change in fair value of equity collars....................     313        (107)
Change in fair value of put options.......................     (43)        (52)
Change in fair value of borrowed shares...................     106        (137)
Change in fair value of put spread collars................       2          (6)
Change in fair value of other derivatives.................      12          29
                                                              ----        ----
                                                              $768        (209)
                                                              ====        ====

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                             OUTSTANDING         CARRYING VALUE
                                                              PRINCIPAL    --------------------------
                                                              MARCH 31,    MARCH 31,    DECEMBER 31,
                                                                2005          2005          2004
                                                             -----------   ----------   -------------
                                                                       AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes and debentures
    3.5% Senior Notes due 2006.............................    $   424          423           513
    Floating Rate Senior Notes due 2006....................      2,260        2,260         2,463
    7.875% Senior Notes due 2009...........................        716          711           711
    7.75% Senior Notes due 2009............................        234          235           235
    5.7% Senior Notes due 2013.............................        802          800           800
    8.5% Senior Debentures due 2029........................        500          495           495
    8.25% Senior Debentures due 2030.......................        959          952           951
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029.............        869          249           249
    3.75% Senior Exchangeable Debentures due 2030..........        810          229           228
    3.5% Senior Exchangeable Debentures due 2031...........        600          232           231
    3.25% Senior Exchangeable Debentures due 2031..........        559          118           118
    0.75% Senior Exchangeable Debentures due 2023..........      1,750        1,492         1,473
  Other....................................................         60           60            --
                                                               -------       ------         -----
                                                                10,543        8,256         8,467
Subsidiary debt............................................        117          117           109
                                                               -------       ------         -----
  Total debt...............................................    $10,660        8,373         8,576
                                                               =======
    Less current maturities................................                     (69)          (10)
                                                                             ------         -----
  Total long-term debt.....................................                  $8,304         8,566
                                                                             ======         =====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

    PARENT COMPANY DEBT

    During the three months ended March 31, 2005, and pursuant to a previously announced debt reduction plan, Liberty retired $293 million principal amount of its parent company debt (primarily comprised of its senior notes) for aggregate cash consideration of $295 million plus accrued interest. In connection with these debt retirements, Liberty recognized a loss on early extinguishment of debt of $2 million, which is included in other income (expense) in the accompanying condensed consolidated statement of operations.

    SUBSIDIARY DEBT

    Subsidiary debt at March 31, 2005, is comprised primarily of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at March 31, 2005 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $2,204
Floating Rate Notes.........................................   $2,291
Senior debentures...........................................   $1,498
Senior exchangeable debentures, including call option
  obligation................................................   $3,962

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at March 31, 2005.

(9) STOCKHOLDERS' EQUITY

    As of March 31, 2005, there were 52.1 million shares of Liberty Series A common stock and 28.2 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    At December 31, 2004, Liberty had entered into zero-strike call spreads ("Z-Call") with respect to six million shares of its Series A common stock. The Z-Call is comprised of a call option purchased by Liberty from the counterparty with a zero strike price and a similar call option purchased by the counterparty from Liberty with a strike price equal to the market price of the Series A common stock on the date of execution (the "Counterparty Strike Price"). Upon expiration of the Z-Call, Liberty can purchase the subject shares of Series A common stock from the counterparty for no additional cost, and the counterparty can purchase the same shares from Liberty at the Counterparty Strike Price, or the parties can net cash settle. Liberty accounted for the Z-Calls pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("Statement 150"). Liberty net cash settled all of its Z-Calls during the first quarter of 2005 for net cash proceeds of $63 million. Changes in the fair value of the Z-Calls prior to

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

settlement are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

(10) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment Group, LLC ("SEG"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at March 31, 2005 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2005 is payable as follows: $159 million in 2005, $24 million in 2006 and $12 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at March 31, 2005. SEG's estimate of amounts payable under these agreements is as follows:
$330 million in 2005; $420 million in 2006; $118 million in 2007; $106 million in 2008; $91 million in 2009; and $133 million thereafter.

    In addition, SEG is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, SEG's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

    GUARANTEES

    Liberty guarantees SEG's obligations under certain of its studio output agreements. At March 31, 2005, Liberty's guarantee for obligations for films released by such date aggregated $722 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

    At March 31, 2005, Liberty has guaranteed Y4.6 billion ($43 million) of the bank debt of Jupiter Telecommunications, Co., Ltd. ("J-COM"), a former equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Liberty's investment in J-COM was attributed to LMI in the Spin Off. In connection with the Spin Off, LMI has indemnified Liberty for any amounts Liberty is required to fund under these guarantees.

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

(11) OPERATING SEGMENTS

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as
(A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and
(B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's earnings before income taxes. Prior to the first quarter of 2005, we had organized our businesses into four groups--Interactive Group, Networks Group, International Group and Corporate and Other. On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, LMI, to our shareholders. Substantially all of the assets and businesses of LMI were included in our International Group. In the first quarter of 2005, our board of directors approved a

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

resolution authorizing the spin off of our newly formed subsidiary, Discovery Holding Company. DHC's assets will be comprised of our 100% ownership interest in Ascent Media, which was included in our Interactive Group, and our 50% ownership interest in Discovery Communications, which was included in our Networks Group. As a result of the LMI spin off and the proposed DHC spin off, we now operate and analyze our businesses individually, rather than combining them with other businesses into Groups. The segment presentation for prior periods has been conformed to the current period segment presentation.

    Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped, and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate.

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

    For the three months ended March 31, 2005, Liberty has identified the following consolidated subsidiaries as its reportable segments:

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - SEG--consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    - Ascent Media--consolidated subsidiary that provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2005

                                  (UNAUDITED)

    PERFORMANCE MEASURES

                                                                 THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------
                                                                  2005                   2004
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
QVC.....................................................   $1,464       323       1,283        270
SEG.....................................................      254        48         232         69
Ascent Media............................................      174        21         146         22
Corporate and Other.....................................      103       (10)         91         (8)
                                                           ------       ---       -----        ---
Consolidated Liberty....................................   $1,995       382       1,752        353
                                                           ======       ===       =====        ===

    BALANCE SHEET INFORMATION

                                                              MARCH 31, 2005
                                                          ----------------------
                                                                     INVESTMENTS
                                                           TOTAL         IN
                                                           ASSETS    AFFILIATES
                                                          --------   -----------
                                                           AMOUNTS IN MILLIONS
QVC.....................................................  $14,340           3
SEG.....................................................    2,952          52
Ascent Media............................................      943           4
Corporate and Other.....................................   29,381       3,588
                                                          -------       -----
Consolidated Liberty....................................  $47,616       3,647
                                                          =======       =====

    The following tables provide a reconciliation of consolidated segment operating cash flow to earnings from continuing operations before income taxes and minority interests:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Consolidated segment operating cash flow..................    $ 382        353
Stock compensation........................................        2         (1)
Litigation settlements....................................       --         42
Depreciation and amortization.............................     (178)      (178)
Interest expense..........................................     (149)      (149)
Realized and unrealized gains (losses) on financial
  instruments, net........................................      768       (209)
Gains (losses) on dispositions of assets, net.............     (380)       218
Other, net................................................       64         71
                                                              -----       ----
Earnings from continuing operations before income taxes
  and minority interests..................................    $ 509        147
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

    - changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue and home shopping networks;

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

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of electronic retailing, media, communications and entertainment companies.

    Prior to the first quarter of 2005, we had organized our businesses into four groups--Interactive Group, Networks Group, International Group and Corporate and Other. On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, LMI, to our shareholders. Substantially all of the assets and businesses of LMI were included in our International Group. In the first quarter of 2005, our board of directors approved a resolution authorizing the spin off of our newly formed subsidiary, Discovery Holding Company. DHC's assets will be comprised of our 100% ownership interest in Ascent Media, which was included in our Interactive Group, and our 50% ownership interest in Discovery Communications, which was included in our Networks Group. As a result of the LMI spin off and the proposed DHC spin off, we now operate and analyze our businesses individually, rather than combining them with other businesses into Groups.

    Our most significant consolidated businesses at March 31, 2005 are QVC, SEG and Ascent Media. Discovery is our most significant equity method investment. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. SEG provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia. Discovery operates cable and satellite television networks in the United States and around the world.

    QVC has identified improved domestic growth and continued international growth as key areas of focus in 2005. QVC's steps to achieving these goals will include (1) continued domestic and international efforts to increase the number of customers who have access to and use its service and (2) continued expansion of brand selection and available products. The key challenges to achieving these goals in both the U.S. and international markets are (1) increased competition from other home shopping and Internet retailers, (2) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits and (3) maintaining favorable channel positioning as digital TV penetration increases.

    In 2005, SEG will concentrate its efforts on improving performance by
(1) expanding distribution of its services through co-operative marketing efforts with its primary distributors, (2) exploiting the increased penetration of digital TV and video on demand and (3) growing distribution of new services, such as Internet delivery of movies. The challenges that SEG faces include the continued consolidation of the cable and satellite TV distribution industries and negotiating favorable new affiliation agreements as existing agreements expire.

    In 2005, Ascent Media intends to focus on leveraging its broad array of media services to market itself as a full service provider to new and existing customers within the motion picture and television industries. With facilities in the U.S., United Kingdom and Asia, Ascent Media also hopes to increase its services to multinational companies. The challenges that Ascent Media faces include differentiating its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to satisfy customers' desire for services using the latest technology.

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

    The "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include On Command Corporation ("On Command"), OpenTV Corp. ("OpenTV") and
TruePosition, Inc. ("TruePosition"). On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. TruePosition provides equipment and technology that deliver location-based services to wireless users.

    In addition to the foregoing businesses, we continue to maintain significant investments in public companies such as News Corporation, IAC/InterActiveCorp, Time Warner Inc., Motorola, Inc. and Sprint Corporation, which are accounted for as available-for-sale ("AFS") securities and are included in corporate and other.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results, and Operating Results by Business.

CONSOLIDATED OPERATING RESULTS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
REVENUE
QVC.......................................................   $1,464       1,283
SEG.......................................................      254         232
Ascent Media..............................................      174         146
Corporate and other.......................................      103          91
                                                             ------       -----
    Consolidated revenue..................................   $1,995       1,752
                                                             ======       =====
OPERATING CASH FLOW
QVC.......................................................   $  323         270
SEG.......................................................       48          69
Ascent Media..............................................       21          22
Corporate and other.......................................      (10)         (8)
                                                             ------       -----
    Consolidated operating cash flow......................   $  382         353
                                                             ======       =====
OPERATING INCOME (LOSS)
QVC.......................................................   $  200         153
SEG.......................................................       36          53
Ascent Media..............................................        4           6
Corporate and other.......................................      (34)          4
                                                             ------       -----
    Consolidated operating income.........................   $  206         216
                                                             ======       =====

    REVENUE. Our consolidated revenue increased 13.9% for the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase is due to increases in revenue for each of our reportable segments, as well as those subsidiaries included in corporate and other. See "OPERATING RESULTS BY BUSINESS" below for a more complete discussion of these increases.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings From Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased 8.2% during the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase is due primarily to an increase in QVC's operating cash flow resulting from higher revenue both domestically and internationally. The

QVC increase was partially offset by a decrease in SEG's operating cash flow, which resulted primarily from higher programming costs in 2005.

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

    LITIGATION SETTLEMENTS. During the three months ended March 31, 2004, TruePosition settled a patent infringement lawsuit that resulted in income of $42 million.

    OPERATING INCOME. Consolidated operating income decreased $10 million for the three months ended March 31, 2005, as compared to the corresponding prior year period. This decrease is the net effect of a decrease for SEG (due to increased programming costs) and corporate and other (due to the TruePosition litigation settlement in 2004) and an increase in operating income for QVC.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was $149 million for each of the three month periods ended March 31, 2005 and 2004, as the effects of increases in the interest rates for our variable rate debt in 2005 were offset by decreases for debt retirements.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $42 million and $45 million for the three months ended March 31, 2005 and 2004, respectively. Interest and dividend income for the three months ended March 31, 2005 was comprised of interest income earned on invested cash ($11 million), dividends on News Corp. common stock ($21 million), dividends on other AFS securities ($6 million), and other ($4 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. A summary of our share of earnings (losses) of affiliates is included below:

                                                 PERCENTAGE     THREE MONTHS ENDED
                                                OWNERSHIP AT         MARCH 31,
                                                 MARCH 31,     ---------------------
                                                    2005         2005        2004
                                                ------------   ---------   ---------
                                                                AMOUNTS IN MILLIONS
Discovery.....................................          50%       $23          9
Court TV......................................          50%         9          2
Other.........................................     Various         (4)        (4)
                                                                  ---         --
                                                                  $28          7
                                                                  ===         ==

    GAINS (LOSSES) ON DISPOSITIONS. We recognized losses on dispositions of $380 million for the three months ended March 31, 2005 and gains on dispositions of $218 million for the three months ended March 31, 2004. Included in our accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevision S.A. ("Cablevision"), a former equity method investment, and $175 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment. In the first quarter of 2005, we disposed of our interests in each of Cablevision and Telewest. Accordingly, we recognized approximately $488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. Our 2004 gains related primarily to the sale of certain of our AFS securities. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features................................................    $378          64
Change in fair value of equity collars....................     313        (107)
Change in fair value of put options.......................     (43)        (52)
Change in fair value of borrowed shares...................     106        (137)
Change in fair value of put spread collars................       2          (6)
Change in fair value of other derivatives.................      12          29
                                                              ----        ----
                                                              $768        (209)
                                                              ====        ====

    INCOME TAXES. Our effective tax rate was 48.2% for the three months ended March 31, 2005 and 44.9% for the three months ended March 31, 2004. Our effective tax rate exceeds the U.S. federal income tax rate of 35% in 2005 partially due to an increase in the valuation allowance related to deferred tax assets of one of our subsidiaries that is not consolidated for income tax purposes. In addition, our tax expense also includes provisions for state and foreign taxes in 2005 and 2004.

OPERATING RESULTS BY BUSINESS

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and, to a lesser extent, via the Internet. In the United States, the programs are aired through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts live 19 hours a day, and QVC-Germany broadcasts live 24 hours a day. In May 2004, QVC-Japan increased its daily broadcast time from 17 hours to 24 hours.

    The following discussion describes QVC's results of operations for the three months ended March 31, 2005 and 2004.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Net revenue...............................................   $1,464       1,283
Cost of sales.............................................     (914)       (811)
                                                             ------       -----
    Gross profit..........................................      550         472
Operating expenses........................................     (129)       (115)
SG&A expenses.............................................      (98)        (87)
                                                             ------       -----
    Operating cash flow...................................      323         270
Stock compensation........................................       (8)         (9)
Depreciation and amortization.............................     (115)       (108)
                                                             ------       -----
    Operating income......................................   $  200         153
                                                             ======       =====

    Net revenue for the three months ended March 31, 2005 and 2004 includes the following revenue by geographical area:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
QVC-US....................................................   $1,025         932
QVC-UK....................................................      130         112
QVC-Germany...............................................      194         155
QVC-Japan.................................................      115          84
                                                             ------       -----
Consolidated..............................................   $1,464       1,283
                                                             ======       =====

    QVC's consolidated net revenue increased 14.1% during the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase was driven by (i) a 10.9% increase in the number of units shipped from
31.2 million in 2004 to 34.6 million in 2005, (ii) a 1.5% to 4.0% increase in the average sales price per unit ("ASP") (calculated in local currency) in each of QVC's markets, except QVC-UK, and (iii) the impact of favorable foreign currency rate fluctuations. The ASP in local currency for QVC-UK decreased 5.0% due to purchases of lower priced items within the jewelry category and a shift in product mix to lower priced apparel and accessories. Average sales per subscriber also increased in each of QVC's markets, except QVC-UK, in 2005, and returns as a percent of gross product revenue decreased from 18.6% in 2004 to 18.3% for the three months ended March 31, 2005. Each of QVC's markets added subscribers in 2005. The number of homes receiving QVC's services are as follows:

                                                                  HOMES
                                                        --------------------------
                                                        MARCH 31,    DECEMBER 31,
                                                           2005          2004
                                                        ----------   -------------
                                                              (IN MILLIONS)
QVC-US................................................     89.1          88.4
QVC-UK................................................     16.1          15.6
QVC-Germany...........................................     36.9          35.7
QVC-Japan.............................................     15.2          14.7

    As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., future growth in U.S. sales will depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service,
(ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital,
(iii) changes in television viewing habits because of personal video recorders, video on demand and IP television and (iv) general economic conditions.

    As noted above, during the three months ended March 31, 2005, the increases in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                                       PERCENTAGE INCREASE IN NET
                                                                 REVENUE
                                                      -----------------------------
                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2005
                                                      -----------------------------
                                                      U.S. DOLLARS   LOCAL CURRENCY
                                                      ------------   --------------
QVC-US..............................................       10.0%           10.0%
QVC-UK..............................................       16.1%           12.3%
QVC-Germany.........................................       25.2%           19.7%
QVC-Japan...........................................       36.9%           34.4%

    Gross profit increased from 36.8% of net revenue for the three months ended March 31, 2004 to 37.6% for the three months ended March 31, 2005. This increase in gross profit percentage is primarily the result of (i) a higher product margin for all product categories, (ii) a higher product margin due to a shift in the product mix from lower margin home products to higher margin apparel and accessory and jewelry categories and (iii) a lower inventory obsolescence provision.

    QVC's operating expenses are comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 12.2% for the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase is primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses decreased to 8.8% from 9.0% for the three months ended March 31, 2005 and 2004, respectively. As a percentage of net revenue, order processing and customer service expenses decreased in each market in 2005. Such decrease is a result of reduced personnel expense due to increased Internet sales and efficiencies in call handling and staffing. In addition, QVC's telecommunications expenses decreased in 2005 due to new contracts with certain of its service providers.

    QVC's SG&A expenses increased 12.6% for the three months ended March 31, 2005, as compared to the corresponding prior year period. The majority of this increase is due to increases in personnel, information technology and other outside service costs. Personnel cost increases reflect the addition of personnel to support the increased sales of QVC's foreign operations. Information technology expenditure increases are the result of higher third-party service costs related to various software projects, as well as higher software maintenance fees. Increases in other outside services are the result of increased consulting expenses due to Sarbanes-Oxley compliance and higher funding fees associated with QVC's private label credit card, which is managed by an unrelated third party.

    SEG. SEG provides premium programming distributed by cable operators, direct-to-home ("DTH") satellite providers and other distributors throughout the United States. The majority of SEG's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Revenue...................................................    $ 254        232
Operating expenses........................................     (175)      (136)
SG&A expenses.............................................      (31)       (27)
                                                              -----       ----
    Operating cash flow...................................       48         69
Stock compensation........................................       --         (3)
Depreciation and amortization.............................      (12)       (13)
                                                              -----       ----
    Operating income......................................    $  36         53
                                                              =====       ====

    SEG's revenue increased 9.5% for the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase is primarily due to an increase in the average number of subscription units for SEG's Thematic Multiplex, STARZ! and Encore services. The Thematic Multiplex service is a group of up to six channels, each of which exhibits movies based on an individual theme. Total average subscription units, which represent the number of SEG services that are purchased by cable, DTH and other distribution media customers, increased 13.5% during the three months ended March 31, 2005, as compared to the corresponding period in 2004. These increases in subscription units are due in part to (i) new affiliation agreements between SEG and certain multichannel video program distributors and (ii) participation with distributors in national marketing campaigns and other marketing strategies. Under these new affiliation agreements, SEG has obtained benefits such as more favorable promotional offerings of its services and increased co-operative marketing commitments.

    While SEG's average subscription units increased 13.5% for the first quarter of 2005, as compared to the first quarter of 2004, total period-end subscription units increased less than 1% from December 31, 2004 to March 31, 2005. As in past years, SEG's channels were not included in the first quarter promotional offers of many of the multichannel distributors. This lack of promotional offers, combined with normal churn, results in growth in SEG's subscription units that is traditionally lower in the first quarter of the year than in the last three quarters.

    As noted above, the increase in subscription units is due primarily to subscription units for the Thematic Multiplex service, which has a lower subscription rate than other SEG services. In addition, SEG has entered into fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay a fixed rate regardless of the number of subscribers. The fixed rate is increased annually or semi-annually as the case may be, and the agreements expire in 2006 through 2008. Due to the foregoing factors, the percentage increase in average subscriptions exceeds the percentage increase in revenue. DirecTV, Comcast and Echostar Communications generated 25.3%, 22.6% and 11.6%, respectively, of SEG's revenue for the three months ended March 31, 2005. SEG's affiliation agreement with Echostar Communications expires on June 30, 2005, and SEG is currently in negotiations with Echostar regarding a new agreement.

    SEG's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The affiliation agreement with Comcast, however, does include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. Although the affiliation agreement expires at the end of 2010, Comcast's packaging commitment expires at the end of 2005. SEG and Comcast are currently negotiating an extension of this packaging commitment. At this time, SEG is unable to predict whether it will be able to obtain an extended packaging commitment from Comcast comparable to the current commitment on economic terms that are acceptable to SEG. If such an extension cannot be obtained, Comcast may elect to place the EMP services on a less favorable digital tier, which could negatively affect SEG's ability to retain and add EMP subscribers in Comcast service areas.

    SEG's period-end subscription units are presented in the table below.

                                                                         SUBSCRIPTIONS
                                                    -------------------------------------------------------
                                                    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
SERVICE OFFERING                                       2005          2004             2004          2004
----------------                                    ----------   -------------   --------------   ---------
                                                                          IN MILLIONS
Thematic Multiplex................................     131.5         130.3            125.5         122.9
Encore............................................      24.5          24.5             23.9          23.4
STARZ!............................................      14.0          14.1             13.7          13.3
Movieplex.........................................       3.8           3.9              4.2           4.3
                                                       -----         -----            -----         -----
                                                       173.8         172.8            167.3         163.9
                                                       =====         =====            =====         =====

    At March 31, 2005, cable, DTH satellite, and other distribution media represented 65.4%, 33.4% and 1.2%, respectively, of SEG's total subscription units.

    SEG's operating expenses increased 28.7% for the three months ended
March 31, 2005, due to increases in programming costs, which increased from $127 million for the three months ended March 31, 2004 to $165 million in 2005. Such increases are due primarily to (i) a higher cost per title due to new rate cards for movie titles under certain of its license agreements that were effective for movies made available to SEG beginning in 2004 and (ii) an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions in the first quarter of 2005.

    SEG expects that its full year 2005 programming costs will exceed the 2004 costs by approximately $115 million to $135 million due to the factors described above. Assuming a similar quantity of movie titles is available to SEG in 2006 and the box office performance of such titles is consistent with the performance of titles received in 2005, SEG expects that its 2006 programming expense will be less than 10% higher than its 2005 programming expense. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to SEG and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by SEG may differ from the amounts noted above. SEG currently does not expect to generate increases in revenue or reductions in other costs to fully offset the 2005 programming increases. Accordingly, the increased programming costs are expected to result in a reduction to SEG's operating income in 2005.

    SEG's SG&A expenses increased 14.8% for the three months ended March 31, 2005, as compared to the corresponding prior year period. The majority of this increase is due to an increase in sales and marketing expenses. As noted above, SEG has entered into new affiliation agreements with certain multichannel television distributors, which, in some cases, has resulted in new promotional offerings for SEG's services and increased co-operative marketing commitments. As a result, sales and marketing expenses increased $2.4 million for the three months ended March 31, 2005, as compared to the corresponding period in 2004.

    SEG has granted phantom appreciation rights to certain of its officers and employees. Compensation relating to the phantom appreciation rights has been recorded based upon the estimated fair value of SEG. The amount of expense associated with the phantom appreciation rights is generally based on the vesting of such rights and the change in the fair value of SEG.

    ASCENT MEDIA. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe and Asia. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2005        2004
                                                            ---------   ---------
                                                             AMOUNTS IN MILLIONS
Revenue...................................................    $ 174        146
Operating expenses........................................     (111)       (88)
SG&A expenses.............................................      (42)       (36)
                                                              -----        ---
    Operating cash flow...................................       21         22
Depreciation and amortization.............................      (17)       (16)
                                                              -----        ---
    Operating income......................................    $   4          6
                                                              =====        ===

    Ascent Media's revenue increased 19.2% during the three months ended March 31, 2005, as compared to the corresponding prior year period. The three month increase is due primarily to new business growth and acquisitions by Ascent Media's Networks Group ($17 million and $9 million, respectively).

    Ascent Media's operating expenses increased 26.1% during the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase is due to increases in expenses such as personnel and material costs that vary with revenue, as well as the acquisitions by Ascent Media's Networks Group noted above. As a percent of revenue, Ascent Media's operating expenses increased to 63.8% in 2005, as compared to 60.3% in 2004. This increase is due primarily to the addition of more labor intensive, lower margin systems integration projects in Ascent Media's Networks Group.

    Ascent Media's SG&A expenses increased 16.7% during the three months ended March 31, 2005, as compared to the corresponding prior year period. This increase is due primarily to the acquisitions by Ascent Media's Networks Group and various individually insignificant increases.

    OTHER. Other consolidated subsidiary revenue and operating cash flow were relatively comparable over the 2005 and 2004 periods. The change in operating loss in 2005 for our other consolidated subsidiaries is due primarily to the litigation settlement income that TruePosition recognized in 2004.

MATERIAL CHANGES IN FINANCIAL CONDITION

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

    During the three months ended March 31, 2005, our primary corporate use of cash was the retirement of $293 million principal amount of debt for aggregate cash payments of $295 million. We funded these retirements primarily with cash on hand.

    At March 31, 2005, we have $1,591 million in cash and marketable debt securities, $8,315 million of non-strategic AFS securities (including related derivatives with an estimated fair value of $996 million) and $10,543 million of total face amount of corporate debt. In addition, we own

$8,804 million of News Corp. common stock and $3,083 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. Accordingly, we believe that our liquidity position at March 31, 2005 is very strong.

    Our projected uses of cash for the remainder of 2005 include $707 million of additional parent company debt repayments, which we expect to fund with cash on hand and cash transfers from QVC. We may also refinance additional parent company debt with proceeds from a new QVC bank credit facility. In this regard, subsequent to March 31, 2005, we commenced cash tender offers for up to $1.0 billion in aggregate principal amount of our outstanding debt securities due 2006. The tender offers consisted of two separate offers. In one offer, we offered to purchase any and all of our 3.50% Senior Notes due 2006 (the "3.50% Notes") at a price of $988.02, plus any accrued and unpaid interest, for each $1,000 principal amount tendered; and in the second offer, we offered to purchase up to a specified maximum amount of our Floating Rate Senior Notes due 2006 (the "Floating Rate Notes"), at a price of $1,012.36, plus any accrued and unpaid interest, for each $1,000 principal amount tendered. We also offered to pay an additional $2.50 per $1,000 Floating Rate Note tendered by April 15, 2005. The maximum principal amount of Floating Rate Notes to be purchased was equal to the difference between the $1.0 billion cap on the aggregate principal amount subject to the tender offers and the aggregate principal amount of 3.50% Notes that we accepted for purchase in the offer for the 3.50% Notes.

    The offer for the 3.50% Notes expired at 5:00 p.m., New York City time, on Friday, April 15, 2005, and $200.2 million principal amount of 3.50% Notes were validly tendered by bondholders and accepted for payment by us. The offer for the Floating Rate Notes expired at midnight, New York City time, on Tuesday, May 3, 2005, and $1,427.1 million of the Floating Rate Notes were validly tendered (including $1,416.3 million that were tendered prior to April 15, 2005). Pursuant to the terms of the tender offer, we accepted $799.8 million of such Floating Rate Notes for payment. We funded the debt repurchases under our tender offer with cash on hand and proceeds from a short-term credit facility collateralized by certain of our derivative instruments.

    We and QVC are currently negotiating the terms of a $2.0 billion bank credit facility for QVC which we expect to be completed by the end of May 2005. We expect to use proceeds from this bank credit facility to repay amounts borrowed under the aforementioned short-term credit facility. In addition to our debt repayments, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

    Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide us with an additional source of liquidity. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $1,014 million in 2005, $396 million in 2006, $386 million in 2007, $101 million in 2008, $1,383 million in 2009, and $3,017 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of March 31, 2005, such borrowing capacity aggregated approximately
$5,900 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    Based on currently available information, we expect to receive approximately $110 million in dividend and interest income during the year ended December 31, 2005. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $490 million during the year ended
December 31, 2005, primarily all of which relates to parent company debt.

    As of December 31, 2004, each of Standard and Poor's Rating Service ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch") rated our senior debt at the lowest level of investment grade. At that date, S&P and Moody's both had a negative ratings outlook, while Fitch had a stable outlook. On March 15, 2005, S&P and Fitch each lowered its rating on our senior debt to one level below investment grade. None of our existing indebtedness includes any covenant under which a default would occur as a result of such downgrades. However, such downgrades could adversely affect our access to the public debt markets and our overall cost of future corporate borrowings. Notwithstanding the foregoing, we do not believe that the downgrade will adversely impact the ability of our subsidiaries to arrange bank financing or our ability to borrow against the value of our equity collars.

    SUBSIDIARIES

    As noted above, we expect QVC to enter into a bank credit facility in May 2005 with total commitments of up to $2.0 billion. As currently contemplated, the bank credit facility would be comprised of a $1.6 billion term loan and a $400 million revolving credit facility. Borrowings would accrue interest at LIBOR plus an applicable spread, and the final maturity would be 2010.

    During the three months ended March 31, 2005, our subsidiaries funded capital expenditures ($61 million), an increase in working capital
($17 million) and the repurchase of certain subsidiary common stock
($34 million) with cash on hand and cash generated by their operating activities.

    Our subsidiaries currently expect to spend approximately $435 million for capital expenditures in 2005, including $275 million by QVC. These amounts are expected to be funded by the cash flows of the respective subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by SEG at March 31, 2005 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2005 is payable as follows: $159 million in 2005, $24 million in 2006 and $12 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at March 31, 2005. SEG's estimate of amounts payable under these agreements is as follows:
$330 million in 2005; $420 million in 2006; $118 million in 2007; $106 million in 2008; $91 million in 2009 and $133 million thereafter.

    In addition, SEG is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment through 2010 and all qualifying films released theatrically in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, SEG's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

    Liberty guarantees SEG's film licensing obligations under certain of its studio output agreements. At March 31, 2005, Liberty's guarantee for studio output obligations for films released by such date aggregated $722 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    At March 31, 2005, we guaranteed Y4.6 billion ($43 million) of the bank debt of J-COM, a former equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Our investment in J-COM was attributed to LMI in the Spin Off. In connection with the Spin Off, LMI has indemnified us for any amounts we are required to fund under these guarantees.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At March 31, 2005, the aggregate purchase price of debt securities underlying total return debt swap arrangements, all of which related to our senior notes and debentures, was $367 million. As of such date, we had posted cash collateral equal to $37 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $330 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by an equal amount.

    Pursuant to a tax sharing agreement between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $555 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability. In the fourth quarter of 2004, AT&T requested a refund from us of $70 million, plus accrued interest, relating to losses it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by our losses. In the event AT&T generated capital losses in 2004 and is able to carry back such losses to offset taxable income previously offset by our losses, we may be required to refund as much as an additional $229 million (excluding any accrued interest) to AT&T. We are currently unable to estimate how much, if any, we will ultimately refund to AT&T, but we believe that any such refund, if made, would not be material to our financial position.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of March 31, 2005, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $6,952 million, which had a weighted average interest rate of 4.8%. Our variable rate debt of $3,708 million had a weighted average interest rate of 4.2% at March 31, 2005. Had market interest rates been 100 basis points higher (representing an approximate 24% increase over our variable rate debt effective cost of borrowing) throughout the three months ended March 31, 2005, we would have recognized approximately $9 million of additional interest expense.

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

                                                                    ESTIMATED AGGREGATE FAIR VALUE
                                                        ------------------------------------------------------
                                                                       PUT
                                                          EQUITY      SPREAD      PUT        CALL
                                                        COLLARS(1)   COLLARS    OPTIONS    OPTIONS     TOTAL
                                                        ----------   --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Fair value at March 31, 2005..........................    $1,938       293        (488)      (62)      1,681
5% increase in market prices..........................    $1,767       293        (468)      (64)      1,528
10% increase in market prices.........................    $1,594       293        (449)      (67)      1,371
5% decrease in market prices..........................    $2,109       293        (508)      (60)      1,834
10% decrease in market prices.........................    $2,280       293        (528)      (59)      1,986

------------------------

(1) Includes narrow-band collars.

    At March 31, 2005, the fair value of our AFS securities was $19,450 million. Had the market price of such securities been 10% lower at March 31, 2005, the aggregate value of such securities would have been $1,945 million lower resulting in an increase to unrealized holding losses in other comprehensive earnings (loss). Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

    In connection with certain of our AFS Derivatives, we periodically borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we own have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements upon the occurrence of certain events which limit the trading volume of the underlying security. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in our consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's and Ascent Media's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are translated at actual exchange rates when known, or at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. On March 30, 2005, the court entered a judgment in accordance with the jury's verdict and, in addition, entered a judgment in our favor with respect to various equitable claims asserted by the plaintiff. The plaintiff has appealed the judgment. We are not aware of any basis for the reversal of the trial court's judgment, and we intend to contest the appeal vigorously.

ITEM 6. EXHIBITS

    (a) Exhibits

        10.1 Time Sharing Agreement regarding personal use of the Company's aircraft, dated as of March 29, 2005, between Robert R. Bennett and the Company.

        10.2            Letter Agreement regarding personal use of the Company's
                        aircraft, dated as of May 4, 2005, between Robert R. Bennett and the Company.

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

                                                       LIBERTY MEDIA CORPORATION

Date: May 9, 2005                                      By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: May 9, 2005                                      By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: May 9, 2005                                      By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

        10.1 Time Sharing Agreement regarding personal use of the Company's aircraft, dated as of March 29, 2005, between Robert R. Bennett and the Company.

        10.2            Letter Agreement regarding personal use of the Company's
                        aircraft, dated as of May 4, 2005, between Robert R. Bennett and the Company.

        31.1            Rule 13a-14(a)/15d-14(a) Certification.

        31.2            Rule 13a-14(a)/15d-14(a) Certification.

        31.3            Rule 13a-14(a)/15d-14(a) Certification.

          32            Section 1350 Certification