Form 10-Q
period 2005-06-30
LIBERTY MEDIA CORP /DE/
filed 2005-08-05
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

    The number of outstanding shares of Liberty Media Corporation's common stock as of July 29, 2005 was:

                Series A common stock 2,681,355,252 shares; and
                   Series B common stock 121,062,825 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,387         1,408
  Trade and other receivables, net..........................    1,068         1,186
  Inventory, net............................................      623           712
  Derivative instruments (note 7)...........................    1,286           827
  Other current assets......................................      699           642
                                                              -------       -------
    Total current assets....................................    5,063         4,775
                                                              -------       -------
Investments in available-for-sale securities and other cost
  investments (note 5)......................................   19,569        21,860
Long-term derivative instruments (note 7)...................    1,173         1,601
Investments in affiliates, accounted for using the equity
  method....................................................    3,666         3,734

Property and equipment, at cost.............................    2,178         2,105
Accumulated depreciation....................................     (802)         (713)
                                                              -------       -------
                                                                1,376         1,392
                                                              -------       -------
Intangible assets not subject to amortization:
  Goodwill (note 6).........................................    9,113         9,073
  Trademarks................................................    2,388         2,388
                                                              -------       -------
                                                               11,501        11,461
                                                              -------       -------
Intangible assets subject to amortization, net..............    4,257         4,437
Other assets, at cost, net of accumulated amortization......      800           770
Assets of discontinued operations (note 4)..................       --           151
                                                              -------       -------
    Total assets............................................  $47,405        50,181
                                                              =======       =======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004
                                                              --------   ------------
                                                                AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    435          457
  Accrued liabilities.......................................       714          837
  Accrued stock-based compensation..........................       160          236
  Program rights payable....................................       138          200
  Derivative instruments (note 7)...........................     1,499        1,179
  Other current liabilities.................................       396          298
                                                              --------     --------
    Total current liabilities...............................     3,342        3,207
                                                              --------     --------
Long-term debt (note 8).....................................     8,057        8,566
Long-term derivative instruments (note 7)...................     1,050        1,812
Deferred income tax liabilities.............................     9,987       10,734
Other liabilities...........................................       951          826
Liabilities of discontinued operations (note 4).............        --          151
                                                              --------     --------
    Total liabilities.......................................    23,387       25,296
                                                              --------     --------
Minority interests in equity of subsidiaries................       273          299
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --           --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,681,317,190 shares at June 30, 2005 and 2,678,895,158
    shares at December 31, 2004.............................        27           27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at June
    30, 2005 and December 31, 2004..........................         1            1
  Additional paid-in-capital................................    33,792       33,765
  Accumulated other comprehensive earnings, net of taxes....     3,195        4,227
  Unearned compensation.....................................       (47)         (64)
  Accumulated deficit.......................................   (13,098)     (13,245)
                                                              --------     --------
                                                                23,870       24,711
  Series B common stock held in treasury, at cost
    (10,000,000 shares).....................................      (125)        (125)
                                                              --------     --------
    Total stockholders' equity..............................    23,745       24,586
                                                              --------     --------
Commitments and contingencies (note 10)
    Total liabilities and stockholders' equity..............  $ 47,405       50,181
                                                              ========     ========

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2005      2004*       2005      2004*
                                                           --------   --------   --------   --------
                                                                     AMOUNTS IN MILLIONS,
                                                                   EXCEPT PER SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing....................   $1,479     1,289      2,943      2,572
  Communications and programming services................      538       512      1,069        981
                                                            ------     -----      -----      -----
                                                             2,017     1,801      4,012      3,553
                                                            ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales--electronic retailing services...........      922       804      1,836      1,615
  Operating..............................................      497       414        982        812
  Selling, general and administrative ("SG&A")...........      211       210        425        400
  Stock-based compensation--SG&A (note 2)................       23        10         21         11
  Litigation settlements.................................       --        --         --        (42)
  Depreciation and amortization..........................      181       179        359        357
                                                            ------     -----      -----      -----
                                                             1,834     1,617      3,623      3,153
                                                            ------     -----      -----      -----
    Operating income.....................................      183       184        389        400
Other income (expense):
  Interest expense.......................................     (146)     (149)      (295)      (298)
  Dividend and interest income...........................       23        28         65         73
  Share of earnings of affiliates, net...................       21        36         49         43
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)............................     (288)     (374)       480       (583)
  Gains (losses) on dispositions of assets, net..........       17        14       (363)       232
  Nontemporary declines in fair value of investments.....       --      (128)        --       (128)
  Other, net.............................................      (24)       (4)       (30)        15
                                                            ------     -----      -----      -----
                                                              (397)     (577)       (94)      (646)
                                                            ------     -----      -----      -----
    Earnings (loss) from continuing operations before
      income taxes and minority interests................     (214)     (393)       295       (246)
Income tax benefit (expense).............................      104        87       (132)        21
Minority interests in earnings of subsidiaries...........       (4)       (5)       (23)        (5)
                                                            ------     -----      -----      -----
    Earnings (loss) from continuing operations...........     (114)     (311)       140       (230)
Discontinued operations, net of taxes (note 4)...........        7        (3)         7        (94)
                                                            ------     -----      -----      -----
    Net earnings (loss)..................................   $ (107)     (314)       147       (324)
                                                            ======     =====      =====      =====
Earnings (loss) per common share (note 3):
  Basic and diluted earnings (loss) from continuing
    operations...........................................   $ (.04)     (.11)       .05       (.08)
  Discontinued operations................................       --        --         --       (.03)
                                                            ------     -----      -----      -----
  Basic and diluted earnings (loss)......................   $ (.04)     (.11)       .05       (.11)
                                                            ======     =====      =====      =====

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             -------------------   -------------------
                                                               2005      2004*       2005      2004*
                                                             --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS
Net earnings (loss)........................................   $(107)      (314)        147      (324)
                                                              -----       ----      ------      ----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments.................     (79)        (6)         23       (25)
  Recognition of previously unrealized foreign currency
    translation losses.....................................       6         --         312        --
  Unrealized holding gains (losses) arising during the
    period.................................................      96         11      (1,307)      387
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net.....................     (12)        70         (60)      (35)
  Other comprehensive loss from discontinued operations....      --        (81)         --       (62)
                                                              -----       ----      ------      ----
  Other comprehensive earnings (loss)......................      11         (6)     (1,032)      265
                                                              -----       ----      ------      ----
Comprehensive loss.........................................   $ (96)      (320)       (885)      (59)
                                                              =====       ====      ======      ====

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005      2004*
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   MILLIONS
Cash flows from operating activities:
  Earnings (loss) from continuing operations................  $   140       (230)
  Adjustments to reconcile earnings (loss) from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................      359        357
    Stock-based compensation................................       21         11
    Payments of stock-based compensation....................      (71)        --
    Noncash interest expense................................       50         48
    Share of earnings of affiliates, net....................      (49)       (43)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................     (480)       583
    Losses (gains) on disposition of assets, net............      363       (232)
    Nontemporary declines in fair value of investments......       --        128
    Minority interests in earnings of subsidiaries..........       23          5
    Deferred income tax expense (benefit)...................       25       (149)
    Other noncash charges (credits), net....................       49        (13)
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Receivables...........................................      109         55
      Inventory.............................................       80        (71)
      Other current assets..................................     (106)      (186)
      Payables and other current liabilities................      (82)       178
                                                              -------    -------
      Net cash provided by operating activities.............      431        441
                                                              -------    -------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................       52        495
  Premium proceeds from origination of derivatives..........       17         --
  Net proceeds (payments) from settlement of derivatives....      (14)       103
  Capital expended for property and equipment...............     (145)      (105)
  Net sales of short term investments.......................      201        164
  Investments in and loans to equity affiliates.............       --        (20)
  Investments in and loans to cost investees................       --       (938)
  Cash paid for acquisitions, net of cash acquired..........       --       (127)
  Other investing activities, net...........................       (6)        --
                                                              -------    -------
      Net cash provided (used) by investing activities......      105       (428)
                                                              -------    -------
Cash flows from financing activities:
  Borrowings of debt........................................      861         --
  Repayments of debt........................................   (1,432)      (154)
  Repurchases of subsidiary common stock....................      (60)       (96)
  Other financing activities, net...........................       74         27
                                                              -------    -------
      Net cash used by financing activities.................     (557)      (223)
                                                              -------    -------
      Net cash used by discontinued operations..............       --       (833)
                                                              -------    -------
      Net decrease in cash and cash equivalents.............      (21)    (1,043)
      Cash and cash equivalents at beginning of period......    1,408      2,974
                                                              -------    -------
      Cash and cash equivalents at end of period............  $ 1,387      1,931
                                                              =======    =======

------------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2005

                                                                           ACCUMULATED
                                          COMMON STOCK       ADDITIONAL       OTHER
                           PREFERRED   -------------------    PAID-IN     COMPREHENSIVE     UNEARNED     ACCUMULATED
                             STOCK     SERIES A   SERIES B    CAPITAL     EARNINGS, NET   COMPENSATION     DEFICIT
                           ---------   --------   --------   ----------   -------------   ------------   -----------
                                                              AMOUNTS IN MILLIONS
Balance at January 1,
  2005...................  $    --        27           1       33,765         4,227           (64)         (13,245)
  Net earnings...........       --        --          --           --            --            --              147
  Other comprehensive
    loss.................       --        --          --           --        (1,032)           --               --
  Issuance of common
    stock upon exercise
    of stock options.....       --        --          --            9            --            --               --
  Issuance of common
    stock for investment
    in available-for-sale
    security.............       --        --          --           14            --            --               --
  Amortization of
    deferred
    compensation.........       --        --          --           --            --            16               --
  Cancellation of
    restricted stock.....       --        --          --           (1)           --             1               --
  Stock compensation for
    Liberty options held
    by Liberty Global,
    Inc. ("LGI")
    employees............       --        --          --            1            --            --               --
  Stock compensation for
    LGI options held by
    Liberty employees....       --        --          --            1            --            --               --
  Other..................       --        --          --            3            --            --               --
                           ---------      --      --------     ------        ------           ---          -------
Balance at June 30,
  2005...................  $    --        27           1       33,792         3,195           (47)         (13,098)
                           =========      ==      ========     ======        ======           ===          =======


                                          TOTAL
                           TREASURY   STOCKHOLDERS'
                            STOCK        EQUITY
                           --------   -------------
                             AMOUNTS IN MILLIONS
Balance at January 1,
  2005...................    (125)       24,586
  Net earnings...........      --           147
  Other comprehensive
    loss.................      --        (1,032)
  Issuance of common
    stock upon exercise
    of stock options.....      --             9
  Issuance of common
    stock for investment
    in available-for-sale
    security.............      --            14
  Amortization of
    deferred
    compensation.........      --            16
  Cancellation of
    restricted stock.....      --            --
  Stock compensation for
    Liberty options held
    by Liberty Global,
    Inc. ("LGI")
    employees............      --             1
  Stock compensation for
    LGI options held by
    Liberty employees....      --             1
  Other..................      --             3
                             ----        ------
Balance at June 30,
  2005...................    (125)       23,745
                             ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005

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

(2) STOCK-BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and Series B common stock.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

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

                                                        THREE MONTHS           SIX MONTHS
                                                            ENDED                 ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2005       2004       2005       2004
                                                     --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS,
                                                             EXCEPT PER SHARE AMOUNTS
Earnings (loss) from continuing operations.........   $(114)      (311)      140        (230)
  Add stock-based compensation as determined under
    the intrinsic value method, net of taxes.......       2          1         4           3
  Deduct stock-based compensation as determined
    under the fair value method, net of taxes......     (14)       (11)      (24)        (24)
                                                      -----       ----       ---        ----
Pro forma earnings (loss) from continuing
  operations.......................................   $(126)      (321)      120        (251)
                                                      =====       ====       ===        ====
Basic and diluted earnings (loss) from continuing
  operations per share:
  As reported......................................   $(.04)      (.11)      .05        (.08)
  Pro forma........................................   $(.05)      (.11)      .04        (.09)

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

    Public companies, such as Liberty, were originally required to adopt Statement 123R as of the beginning of the first interim period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date to the beginning of a registrant's next fiscal year, or January 1, 2006 for calendar-year companies, such as Liberty. Accordingly, the provisions of

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. Liberty expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    While Liberty has not yet quantified the impact of adopting Statement 123R, it believes that such adoption could have a significant impact on its operating income and net earnings in the future.

(3) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,795 million and 2,917 million for the three months ended June 30, 2005 and 2004, respectively, and 2,794 million and 2,910 million weighted average shares outstanding for the six months ended June 30, 2005 and 2004, respectively. The diluted EPS calculation for the six months ended June 30, 2005 includes 12.9 million dilutive securities. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statement of operations. Excluded from diluted EPS for the six months ended June 30, 2005 and 2004 are
56.8 million and 88.4 million potential common shares, respectively, because their inclusion would be anti-dilutive.

(4) DISCONTINUED OPERATIONS

    SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC. ("LMI")

    On June 7, 2004 (the "Spin Off Date"), Liberty completed the spin off (the "LMI Spin Off") of its wholly-owned subsidiary, LMI, to its shareholders. Substantially all of the assets and businesses of LMI were attributed to Liberty's former International Group segment. In connection with the LMI Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on the Record Date. The LMI Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the LMI Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the LMI Spin Off.

    In addition to the assets in Liberty's International Group operating segment, Liberty also contributed certain monetary assets to LMI in connection with the LMI Spin Off.

    DMX MUSIC

    During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

Acquisition, Inc. (d/b/a DMX Music, "DMX"). DMX is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses and was included in Liberty's Networks Group operating segment. On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of marketing efforts conducted prior to the bankruptcy filing, DMX entered into an arrangement, which was subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. Other prospective buyers had an opportunity to submit offers to purchase all or a portion of those assets by May 6, 2005. On May 9, 2005, a public auction was conducted at which the aforementioned independent third party was the successful bidder. The results of that auction were approved by the Bankruptcy Court on May 10, 2005. On May 16, 2005, the Bankruptcy Court entered its written order approving the transaction, and the sale transaction has been consummated. As a result of the DMX bankruptcy filing, Liberty has deconsolidated DMX. For financial reporting purposes such deconsolidation was deemed to be effective January 1, 2005.

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

    Certain combined financial information for LMI and DMX, which is included in loss from discontinued operations for the six months ended June 30, 2004, is as follows (amounts in millions):

Revenue.....................................................   $1,045
Loss before income taxes and minority interests.............   $ (160)

    SPIN OFF OF DISCOVERY HOLDING COMPANY

    In the first quarter of 2005, Liberty's Board of Directors approved a resolution authorizing the spin-off (the "DHC Spin Off") of a newly formed subsidiary, Discovery Holding Company ("DHC"). The DHC Spin Off was effected as a tax-free distribution of DHC's shares to Liberty's shareholders on July 21, 2005. At the time of the DHC Spin Off, DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, Inc. ("Ascent Media"), Liberty's 50% ownership interest in Discovery Communications, Inc. ("Discovery") and
$200 million in cash. Upon completion of this transaction, DHC is a separate publicly traded company. This transaction will be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the DHC Spin Off, the historical results of operations of DHC for periods prior to the DHC Spin Off will be included in discontinued operations in Liberty's consolidated financial statements. Summarized combined balance sheet and statement of operations data for DHC (excluding the $200 million cash contribution) is presented in the table below.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

COMBINED BALANCE SHEETS

                                                          JUNE 30,   DECEMBER 31,
                                                            2005         2004
                                                          --------   ------------
                                                            AMOUNTS IN MILLIONS
ASSETS
Cash and cash equivalents...............................   $   11           22
Other current assets....................................      168          177
Investment in Discovery.................................    2,980        2,946
Property and equipment, net.............................      270          259
Goodwill................................................    2,135        2,135
Other assets............................................       20           26
                                                           ------        -----
  Total assets..........................................   $5,584        5,565
                                                           ======        =====

LIABILITIES AND EQUITY
Accounts payable........................................   $   35           33
Accrued liabilities.....................................       43           54
Other current liabilities...............................       17           22
Deferred tax liabilities................................    1,097        1,084
Other liabilities.......................................       24           25
Equity..................................................    4,368        4,347
                                                           ------        -----
  Total liabilities and equity..........................   $5,584        5,565
                                                           ======        =====

COMBINED STATEMENTS OF OPERATIONS

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
                                                            AMOUNTS IN MILLIONS
Revenue...................................................   $ 352        306
Operating expenses........................................    (313)      (258)
Stock-based compensation..................................      (4)        (1)
Depreciation and amortization.............................     (37)       (35)
                                                             -----       ----
  Operating income (loss).................................      (2)        12

Share of earnings of Discovery............................      38         38
Income tax expense........................................     (15)       (16)
                                                             -----       ----
  Net earnings............................................   $  21         34
                                                             =====       ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
                                                           AMOUNTS IN MILLIONS
News Corporation.......................................  $ 8,422        9,667
IAC/InterActiveCorp....................................    3,325        3,824
Time Warner Inc.(1)....................................    2,861        3,330
Sprint Corporation.....................................    2,315        2,342
Motorola, Inc.(2)......................................    1,351        1,273
Viacom, Inc............................................      486          552
Other available-for-sale equity securities(3)..........      616          471
Other available-for-sale debt securities(4)............      115          317
Other cost investments and related receivables.........       84           87
                                                         -------       ------
                                                          19,575       21,863
  Less short-term investments..........................       (6)          (3)
                                                         -------       ------
                                                         $19,569       21,860
                                                         =======       ======

------------------------

(1) Includes $152 million and $176 million of shares pledged as collateral for share borrowing arrangements at June 30, 2005 and December 31, 2004, respectively.

(2) Includes $694 million and $654 million of shares pledged as collateral for share borrowing arrangements at June 30, 2005 and December 31, 2004, respectively.

(3) Includes $89 million and $77 million of shares pledged as collateral for share borrowing arrangements at June 30, 2005 and December 31, 2004, respectively.

(4) At June 30, 2005, other available-for-sale debt securities include
    $95 million of investments in third-party marketable debt securities held by Liberty parent and $20 million of such securities held by subsidiaries of Liberty. At December 31, 2004, such investments aggregated $276 million and $41 million, respectively.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                               JUNE 30, 2005           DECEMBER 31, 2004
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $5,492            18       7,292            19
Gross unrealized holding losses.........    $ (413)           --         (15)           --

    The aggregate fair value of securities with unrealized holding losses at June 30, 2005 was $3,883 million. None of these securities had unrealized losses for more than 12 continuous months.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

(6) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

                                                    STARZ
                                                ENTERTAINMENT
                                       QVC        GROUP LLC       DHC       OTHER      TOTAL
                                     --------   -------------   --------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2005.........   $4,048        1,383        2,135      1,507      9,073
  Foreign currency translation.....       39           --           --         (1)        38
  Other............................        4           --           --         (2)         2
                                      ------        -----        -----      -----      -----
Balance at June 30, 2005...........   $4,091        1,383        2,135      1,504      9,113
                                      ======        =====        =====      =====      =====

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $238 million and $240 million for the six months ended June 30, 2005 and 2004, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2005...........................................    $243
2006........................................................    $445
2007........................................................    $401
2008........................................................    $365
2009........................................................    $343

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
TYPE OF DERIVATIVE                                         2005         2004
------------------                                       --------   ------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars.......................................  $ 2,093        2,016
  Put spread collars...................................      296          291
  Other................................................       70          121
                                                         -------       ------
                                                           2,459        2,428
  Less current portion.................................   (1,286)        (827)
                                                         -------       ------
                                                         $ 1,173        1,601
                                                         =======       ======
LIABILITIES
  Exchangeable debenture call option obligations.......  $   874        1,102
  Put options..........................................      515          445
  Equity collars.......................................      121          398
  Borrowed shares......................................      935          907
  Other................................................      104          139
                                                         -------       ------
                                                           2,549        2,991
  Less current portion.................................   (1,499)      (1,179)
                                                         -------       ------
                                                         $ 1,050        1,812
                                                         =======       ======

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
                                                            AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features................................................    $228         70
Change in fair value of equity collars....................     349       (453)
Change in fair value of put options.......................     (71)       (12)
Change in fair value of borrowed shares...................     (28)      (162)
Change in fair value of put spread collars................       5          5
Change in fair value of other derivatives.................      (3)       (31)
                                                              ----       ----
                                                              $480       (583)
                                                              ====       ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                              OUTSTANDING       CARRYING VALUE
                                                               PRINCIPAL    -----------------------
                                                               JUNE 30,     JUNE 30,   DECEMBER 31,
                                                                 2005         2005         2004
                                                              -----------   --------   ------------
                                                                       AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes and debentures
    3.5% Senior Notes due 2006..............................    $   224         224          513
    Floating Rate Senior Notes due 2006.....................      1,398       1,398        2,463
    7.875% Senior Notes due 2009............................        716         711          711
    7.75% Senior Notes due 2009.............................        234         235          235
    5.7% Senior Notes due 2013..............................        802         800          800
    8.5% Senior Debentures due 2029.........................        500         495          495
    8.25% Senior Debentures due 2030........................        959         952          951
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029..............        869         250          249
    3.75% Senior Exchangeable Debentures due 2030...........        810         229          228
    3.5% Senior Exchangeable Debentures due 2031............        600         233          231
    3.25% Senior Exchangeable Debentures due 2031...........        559         118          118
    0.75% Senior Exchangeable Debentures due 2023...........      1,750       1,512        1,473
                                                                -------      ------        -----
                                                                  9,421       7,157        8,467
QVC bank credit facility....................................        800         800           --
Other subsidiary debt.......................................        110         110          109
                                                                -------      ------        -----
  Total debt................................................    $10,331       8,067        8,576
                                                                =======
    Less current maturities.................................                    (10)         (10)
                                                                             ------        -----
  Total long-term debt......................................                 $8,057        8,566
                                                                             ======        =====

    PARENT COMPANY DEBT

    During the six months ended June 30, 2005, and pursuant to a previously announced debt reduction plan, Liberty retired $1,355 million principal amount of its parent company debt (primarily comprised of its senior notes) for aggregate cash consideration of $1,367 million plus accrued interest. In connection with these debt retirements, Liberty recognized a loss on early extinguishment of debt of $13 million, which is included in other income (expense) in the accompanying condensed consolidated statement of operations.

    QVC BANK CREDIT FACILITY

    Effective May 20, 2005, QVC entered into a $2 billion bank credit facility (the "QVC Credit Facility"). The QVC Credit Facility is comprised of an
$800 million term loan that was drawn at closing, a $400 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $400 million multi-currency term loan that can be drawn at any time before September 30, 2006, a

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

$200 million U.S. dollar revolving loan and a $200 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on May 20, 2010, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternative Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at June 30, 2005, is comprised primarily of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at June 30, 2005 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $1,979
Floating Rate Notes.........................................   $1,370
Senior debentures...........................................   $1,485
Senior exchangeable debentures, including call option
  obligation................................................   $3,794

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at June 30, 2005.

(9) STOCKHOLDERS' EQUITY

    As of June 30, 2005, there were 45.8 million shares of Liberty Series A common stock and 28.2 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    At December 31, 2004, Liberty had entered into zero-strike call spreads ("Z-Call") with respect to six million shares of its Series A common stock. The Z-Call is comprised of a call option purchased by Liberty from the counterparty with a zero strike price and a similar call option purchased by the counterparty from Liberty with a strike price equal to the market price of the Series A common stock on the date of execution (the "Counterparty Strike Price"). Upon expiration of the Z-Call, Liberty can purchase the subject shares of Series A common stock from the counterparty for no additional cost, and the counterparty can purchase the same shares from Liberty at the Counterparty Strike Price, or the parties can net cash settle. Liberty accounted for the Z-Calls pursuant to Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("Statement 150"). Liberty net cash settled all of its Z-Calls during the first quarter of 2005 for net cash proceeds of $63 million, which primarily represented the return of collateral posted by Liberty in 2004. Changes in the fair value of the Z-Calls prior to settlement are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statement of operations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

(10) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment Group LLC ("SEG"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at June 30, 2005 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2005 is payable as follows: $107 million in 2005, $49 million in 2006 and $13 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at June 30, 2005. SEG's estimate of amounts payable under these agreements is as follows:
$193 million in 2005; $472 million in 2006; $118 million in 2007; $105 million in 2008; $91 million in 2009; and $133 million thereafter.

    In addition, SEG is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, SEG's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    GUARANTEES

    Liberty guarantees SEG's obligations under certain of its studio output agreements. At June 30, 2005, Liberty's guarantee for obligations for films released by such date aggregated $702 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

    At June 30, 2005, Liberty has guaranteed Y4.5 billion ($40 million) of the bank debt of Jupiter Telecommunications, Co., Ltd. ("J-COM"), a former equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Liberty's investment in J-COM was attributed to LMI in the LMI Spin Off. In connection with the LMI Spin Off, LMI has indemnified Liberty for any amounts Liberty is required to fund under these guarantees.

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

    LOSS CONTRACT

    Subsequent to June 30, 2005, TruePosition entered into an agreement with one of its major customers whereby TruePosition will remove and replace certain location-based equipment supplied by another vendor and currently installed in the customer's network. TruePosition expects that the incremental revenue it will receive for such removal and replacement will be approximately
$64 million. Pursuant to the provisions of Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION," a portion of the revenue will be recognized currently from the sale and installation of the equipment, and a portion will be recognized in future periods as hardware and software maintenance services are provided. TruePosition currently estimates that due to this revenue allocation it will incur a loss on the sale and installation of the equipment of approximately
$75 million. TruePosition and Liberty will recognize this loss in the third quarter of 2005. The hardware and software maintenance revenue and related costs are expected to be recognized over a five-year period, which is the estimated economic life of the underlying equipment. TruePosition entered into this agreement because it believes future revenue from the customer's continuing network build-out and expansion will exceed the loss computed on the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

equipment component of the contractual arrangement. However, no assurance can be given that future business from this customer will be sufficient to offset the loss incurred on this portion of the contract.

    INCOME TAXES

    Since issuance, we have claimed interest deductions on our exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. Interest deducted in prior years on our exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2005 and later years. Both these NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued two Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, the NOLs we have recorded would not be available to offset our current taxable income, and we would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

(11) OPERATING SEGMENTS

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its reportable segments as
(A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and
(B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's earnings before income taxes. In 2004, we had organized our businesses into four groups--Interactive Group, Networks Group, International Group and Corporate and Other. On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, LMI, to our shareholders. Substantially all of the assets and businesses of LMI were included in our International Group. In the first quarter of 2005, our board of directors approved a resolution authorizing the spin off of our newly formed subsidiary, Discovery Holding Company. The DHC Spin Off was completed on July 21, 2005. DHC's assets are comprised of our 100% ownership interest in Ascent Media, which was included in our Interactive Group, and our 50% ownership interest in Discovery, which was included in our Networks Group, and $200 million in cash. As a result of the LMI Spin Off and the DHC Spin Off, we now operate and analyze our businesses individually, rather than combining them with other businesses into Groups. The segment presentation for prior periods has been conformed to the current period segment presentation.

    Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped, and revenue or sales per customer equivalent. In addition,

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

Liberty reviews non-financial measures such as average prime time rating, prime time audience delivery, subscriber growth and penetration, as appropriate.

    Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the six months ended June 30, 2005, Liberty has identified the following businesses as its reportable segments:

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

    - Ascent Media--consolidated subsidiary that provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia. Subsequent to the DHC Spin Off, Ascent Media will no longer be a subsidiary or reportable segment of Liberty.

    - Discovery--50% owned equity affiliate that provides original and purchased cable and satellite television programming in the United States and over 160 other countries. Subsequent to the DHC Spin Off, Discovery will no longer be an equity affiliate or reportable segment of Liberty.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

    PERFORMANCE MEASURES

                                                   SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------
                                                  2005                   2004
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                       CASH                   CASH
                                          REVENUE      FLOW      REVENUE      FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
QVC.....................................  $ 2,943       647        2,572       548
SEG.....................................      512        95          470       131
DHC:
  Ascent Media..........................      352        42          306        48
  Discovery.............................    1,261       332        1,115       320
Corporate and Other.....................      205       (15)         205        (1)
Eliminations............................   (1,261)     (332)      (1,115)     (320)
                                          -------      ----       ------      ----
Consolidated Liberty....................  $ 4,012       769        3,553       726
                                          =======      ====       ======      ====

                                                  THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------
                                                  2005                   2004
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                       CASH                   CASH
                                          REVENUE      FLOW      REVENUE      FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
QVC.....................................   $1,479       324       1,289        278
SEG.....................................      258        47         238         62
DHC:
  Ascent Media..........................      178        21         160         26
  Discovery.............................      660       184         587        183
Corporate and Other.....................      102        (5)        114          7
Eliminations............................     (660)     (184)       (587)      (183)
                                           ------      ----       -----       ----
Consolidated Liberty....................   $2,017       387       1,801        373
                                           ======      ====       =====       ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2005

                                  (UNAUDITED)

    OTHER INFORMATION

                                                           JUNE 30,2005
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
QVC..........................................  $15,079           3           50
SEG..........................................    2,945          47            2
DHC:
  Ascent Media...............................      937           4           51
  Discovery..................................    3,242          17           61
Corporate and Other..........................   28,444       3,612           42
Eliminations.................................   (3,242)        (17)         (61)
                                               -------       -----          ---
Consolidated Liberty.........................  $47,405       3,666          145
                                               =======       =====          ===

    The following tables provide a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
                                                            AMOUNTS IN MILLIONS
Consolidated segment operating cash flow..................   $ 769        726
Stock-based compensation..................................     (21)       (11)
Litigation settlements....................................      --         42
Depreciation and amortization.............................    (359)      (357)
Interest expense..........................................    (295)      (298)
Share of earnings of affiliates...........................      49         43
Realized and unrealized gains (losses) on financial
  instruments, net........................................     480       (583)
Gains (losses) on dispositions of assets, net.............    (363)       232
Nontemporary declines in fair value of investments........      --       (128)
Other, net................................................      35         88
                                                             -----       ----
Earnings (loss) from continuing operations before income
  taxes and minority interests............................   $ 295       (246)
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

    In 2004, we had organized our businesses into four groups--Interactive Group, Networks Group, International Group and Corporate and Other. On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, LMI, to our shareholders. Substantially all of the assets and businesses of LMI were included in our International Group. In the first quarter of 2005, our board of directors approved a resolution authorizing the spin off of our newly formed subsidiary, Discovery Holding Company. The DHC Spin Off was completed on
July 21, 2005. DHC's assets are comprised of our 100% ownership interest in Ascent Media, which was included in our Interactive Group, our 50% ownership interest in Discovery Communications, which was included in our Networks Group and $200 million in cash. As a result of the LMI Spin Off and the DHC Spin Off, we now operate and analyze our businesses individually, rather than combining them with other businesses into Groups.

    Our most significant consolidated businesses at June 30, 2005 are QVC, SEG and Ascent Media. Discovery is our most significant equity method investment at June 30, 2005. Subsequent to the DHC Spin Off, Ascent Media and Discovery will no longer be included in our financial position or results of operations. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. SEG provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Ascent Media provides sound, video and ancillary post-production and distribution services to the motion picture and television industries in the United States, Europe and Asia. Discovery operates cable and satellite television networks in the United States and around the world.

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

    In 2005, SEG is concentrating its efforts on improving performance by
(1) expanding distribution of its services through co-operative marketing efforts with its primary distributors, (2) exploiting the increased penetration of digital TV and video on demand and (3) growing distribution of new services, such as Internet delivery of movies. The challenges that SEG faces include the continued consolidation of the cable and satellite TV distribution industries and negotiating favorable new affiliation agreements as existing agreements expire.

    In 2005, Ascent Media is focusing on leveraging its broad array of media services to market itself as a full service provider to new and existing customers within the motion picture and television industries. With facilities in the U.S., United Kingdom and Asia, Ascent Media also hopes to increase its services to multinational companies. The challenges that Ascent Media faces include differentiating its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to satisfy customers' desire for services using the latest technology.

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

CONSOLIDATED OPERATING RESULTS

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
                                                    AMOUNTS IN MILLIONS
REVENUE
QVC....................................   $1,479     1,289      2,943      2,572
SEG....................................      258       238        512        470
Ascent Media...........................      178       160        352        306
Corporate and other....................      102       114        205        205
                                          ------     -----      -----      -----
    Consolidated revenue...............   $2,017     1,801      4,012      3,553
                                          ======     =====      =====      =====
OPERATING CASH FLOW
QVC....................................   $  324       278        647        548
SEG....................................       47        62         95        131
Ascent Media...........................       21        26         42         48
Corporate and other....................       (5)        7        (15)        (1)
                                          ------     -----      -----      -----
    Consolidated operating cash flow...   $  387       373        769        726
                                          ======     =====      =====      =====
OPERATING INCOME (LOSS)
QVC....................................   $  193       164        393        317
SEG....................................       36        48         72        101
Ascent Media...........................       (3)        5          1         11
Corporate and other....................      (43)      (33)       (77)       (29)
                                          ------     -----      -----      -----
    Consolidated operating income......   $  183       184        389        400
                                          ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased 12.0% and 12.9% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due to increases in revenue for each of our reportable segments. See "OPERATING RESULTS BY BUSINESS" below for a more complete discussion of these increases.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased 3.8% and 5.9% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to an increase in QVC's operating cash flow resulting from higher revenue both domestically and internationally. The QVC increases were partially offset by a decrease in SEG's operating cash flow, which resulted primarily from higher programming costs in 2005.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants. The amount of expense associated with stock-based compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our condensed consolidated financial statements is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the options are exercised.

    LITIGATION SETTLEMENTS. During the six months ended June 30, 2004, TruePosition settled a patent infringement lawsuit that resulted in income of $42 million.

    OPERATING INCOME. Consolidated operating income decreased $1 million for the three month period and decreased $11 million for the six month period ended June 30, 2005, as compared to the corresponding prior year periods. These changes are the net effect of a decrease for SEG (due to increased programming costs) and corporate and other (due to the TruePosition favorable litigation settlement in 2004) and an increase in operating income for QVC.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was fairly comparable over the 2005 and 2004 periods, as the effects of increases in the interest rates for our variable rate debt in 2005 were offset by decreases from debt retirements.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $65 million and $73 million for the six months ended June 30, 2005 and 2004, respectively. Interest and dividend income for the six months ended June 30, 2005 was comprised of interest income earned on invested cash ($22 million), dividends on News Corp. common stock ($21 million), dividends on other AFS securities
($13 million), and other ($9 million).

    INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD. A summary of our share of earnings (losses) of affiliates is as follows:

                                                 PERCENTAGE     SIX MONTHS ENDED
                                                OWNERSHIP AT        JUNE 30,
                                                  JUNE 30,     -------------------
                                                    2005         2005       2004
                                                ------------   --------   --------
                                                               AMOUNTS IN MILLIONS
Discovery.....................................          50%      $38         38
Court TV......................................          50%       18         10
Other.........................................     Various        (7)        (5)
                                                                 ---         --
                                                                 $49         43
                                                                 ===         ==

    GAINS (LOSSES) ON DISPOSITIONS. We recognized losses on dispositions of $363 million for the six months ended June 30, 2005 and gains on dispositions of $232 million for the six months ended June 30, 2004. Included in our accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevision S.A. ("Cablevision"), a former equity method investment, and $175 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment. In the first quarter of 2005, we disposed of our interests in each of Cablevision and Telewest. Accordingly, we recognized approximately $488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. Our 2004 gains related primarily to the sale of certain of our AFS securities. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ----------------------
                                                               2005          2004
                                                             --------      --------
                                                              AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features................................................     $228            70
Change in fair value of equity collars....................      349          (453)
Change in fair value of put options.......................      (71)          (12)
Change in fair value of borrowed shares...................      (28)         (162)
Change in fair value of put spread collars................        5             5
Change in fair value of other derivatives.................       (3)          (31)
                                                               ----          ----
                                                               $480          (583)
                                                               ====          ====

    INCOME TAXES. Our effective tax rate was 48.5% for the six months ended June 30, 2005 and 8.4% for the six months ended June 30, 2004. Our effective tax rate differs from the U.S. federal income tax rate of 35% primarily due to provisions for state and foreign taxes.

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

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
                                                    AMOUNTS IN MILLIONS
Net revenue............................   $1,479     1,289       2,943      2,572
Cost of sales..........................     (922)     (804)     (1,836)    (1,615)
                                          ------     -----      ------     ------
    Gross profit.......................      557       485       1,107        957
Operating expenses.....................     (130)     (115)       (259)      (230)
SG&A expenses..........................     (103)      (92)       (201)      (179)
                                          ------     -----      ------     ------
    Operating cash flow................      324       278         647        548
Stock-based compensation...............      (17)       (8)        (25)       (17)
Depreciation and amortization..........     (114)     (106)       (229)      (214)
                                          ------     -----      ------     ------
    Operating income...................   $  193       164         393        317
                                          ======     =====      ======     ======

    Net revenue includes the following revenue by geographical area:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
                                                    AMOUNTS IN MILLIONS
QVC-US.................................   $1,034       930      2,059      1,862
QVC-UK.................................      129       109        259        221
QVC-Germany............................      185       152        379        307
QVC-Japan..............................      131        98        246        182
                                          ------     -----      -----      -----
Consolidated...........................   $1,479     1,289      2,943      2,572
                                          ======     =====      =====      =====

    QVC's consolidated net revenue increased 14.7% and 14.4% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The three month increase was driven by (i) an 11.2% increase in the number of units shipped from 32.1 million in 2004 to
35.7 million in 2005, (ii) a 1.4% to 4.5% increase in the average sales price per unit ("ASP") (calculated in local currency) in each of QVC's markets, except QVC-UK, and (iii) the impact of favorable foreign currency rate fluctuations. The six month increase in revenue is the result of (i) an 11.2% increase in the number of units shipped from 63.3 million to 70.4 million (ii) a 2.6% to 5.0% increase in ASP in each market, except QVC-UK and (iii) the impact of favorable foreign currency rate fluctuation. In addition, the percentage of U.S. Internet sales to total U.S. sales increased from 14.7% to 17.3% for the six months ended June 30, 2004 and 2005, respectively. The ASP in local currency for QVC-UK decreased 4.3% and 4.7% for the three and six month periods, respectively, due to purchases of lower priced items within the jewelry category and a shift in product mix to lower priced apparel and accessories. Average sales per subscriber also increased in each of QVC's markets in 2005. Returns as a percent of gross product revenue increased from 17.3% for the three months ended
June 30, 2004 to 18.8% for the comparable period in 2005 and from 17.9% to 18.5% for the six months ended June 30, 2005 due to a shift in the mix from home products to jewelry, apparel and accessory products. Each of

QVC's markets added subscribers in 2005. The number of homes receiving QVC's services are as follows:

                                                                   HOMES
                                                          -----------------------
                                                          JUNE 30,   DECEMBER 31,
                                                            2005         2004
                                                          --------   ------------
                                                               (IN MILLIONS)
QVC-US..................................................    89.9         88.4
QVC-UK..................................................    17.1         15.6
QVC-Germany.............................................    37.1         35.7
QVC-Japan...............................................    15.6         14.7

    As the QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany, future sales growth in these countries will primarily depend on continued additions of new customers from homes already receiving the QVC service, continued growth in sales to existing customers and growth in the number of cable and direct broadcast satellite homes. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video on demand and IP television and (iv) general economic conditions.

    As noted above, during the three and six months ended June 30, 2005, the increases in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                            PERCENTAGE INCREASE IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30, 2005                   JUNE 30, 2005
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................      11.2%           11.2%           10.6%           10.6%
QVC-UK.......................      18.3%           15.1%           17.2%           13.7%
QVC-Germany..................      21.7%           16.6%           23.5%           18.1%
QVC-Japan....................      33.7%           31.1%           35.2%           32.6%

    Gross profit percentage was relatively comparable over the 2005 and 2004 periods increasing less than 10 basis points for the three months ended
June 30, 2005 and 40 basis points for the six months ended June 30, 2005.

    QVC's operating expenses are comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 13.0% and 12.6% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.8% from 8.9% for each of the three and six month periods ended June 30, 2005, as compared to the corresponding prior year periods. As a percentage of net revenue, order processing and customer service expenses decreased as a result of reduced personnel expense due to increased Internet sales and efficiencies in call handling and staffing. In addition, QVC's telecommunications expenses decreased in 2005 due to new contracts with certain of its service providers.

    QVC's SG&A expenses increased 12.0% and 12.3% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these increases is due to increases in personnel, information technology and other outside service costs. Personnel cost increases reflect the addition of personnel to support the increased sales of QVC's foreign operations. Information technology expenditure increases are the result of higher third-party service costs related to various software projects, as well as higher software maintenance fees. Increases in other outside services are the result of increased consulting expenses due to Sarbanes-Oxley compliance and higher funding fees associated with QVC's private label credit card, which is managed by an unrelated third party.

    SEG. SEG provides premium programming distributed by cable operators, direct-to-home ("DTH") satellite providers and other distributors throughout the United States. The majority of SEG's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors.

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
                                                    AMOUNTS IN MILLIONS
Revenue................................   $ 258        238        512        470
Operating expenses.....................    (176)      (142)      (351)      (278)
SG&A expenses..........................     (35)       (34)       (66)       (61)
                                          -----       ----       ----       ----
    Operating cash flow................      47         62         95        131
Stock-based compensation...............      --         --         --         (3)
Depreciation and amortization..........     (11)       (14)       (23)       (27)
                                          -----       ----       ----       ----
    Operating income...................   $  36         48         72        101
                                          =====       ====       ====       ====

    SEG's revenue increased 8.4% and 8.9% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. This increase is primarily due to an increase in the average number of subscription units for SEG's Thematic Multiplex, Starz and Encore services. The Thematic Multiplex service is a group of up to six channels, each of which exhibits movies based on an individual theme. Total average subscription units, which represent the number of SEG services that are purchased by cable, DTH and other distribution media customers, increased 10.9% and 12.0% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding periods in 2004. During the six months ended June 30, 2005, 59.2% of SEG's revenue was generated by its three largest customers. SEG's affiliation agreement with Echostar Communications has been extended until August 10, 2005, and SEG is currently in negotiations with Echostar regarding a new agreement. SEG's affiliation agreement with DirecTV expires in March 2006.

    While SEG's average subscription units increased 12.0% for the first half of 2005, as compared to the first half of 2004, total period-end subscription units increased 3.6% from December 31, 2004 to June 30, 2005. As in past years, SEG's channels were not included in promotional offers of many of the multichannel distributors during the first quarter of the year. This lack of promotional offers, combined with normal churn and rate increases implemented by affiliates, results in growth in SEG's subscription units that is generally lower in the first half of the year than in the last half.

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

    SEG's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, SEG and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain CPI adjustments, for EMP through 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast has agreed to the elimination of certain future marketing support commitments from SEG. As a result of this new agreement, SEG's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a toal of six years and five years, respectively.

    SEG's period-end subscription units are presented in the table below.

                                                       SUBSCRIPTIONS
                                    ---------------------------------------------------
                                    JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
SERVICE OFFERING                      2005       2005          2004           2004
----------------                    --------   ---------   ------------   -------------
                                                        IN MILLIONS
Thematic Multiplex................   136.3       131.5         130.3          125.5
Encore............................    24.9        24.5          24.5           23.9
Starz.............................    14.1        14.0          14.1           13.7
Movieplex.........................     3.7         3.8           3.9            4.2
                                     -----       -----         -----          -----
                                     179.0       173.8         172.8          167.3
                                     =====       =====         =====          =====

    At June 30, 2005, cable, DTH satellite, and other distribution media represented 65.9%, 33.0% and 1.1%, respectively, of SEG's total subscription units.

    SEG's operating expenses increased 23.9% and 26.3% for the three and six months ended June 30, 2005, respectively, due to increases in programming costs, which increased from $133 million for the three months ended June 30, 2004 to $167 million in 2005 and from $260 million for the six months ended
June 30, 2004 to $332 million in 2005. Such increases are due primarily to
(i) a higher cost per title due to new rate cards for movie titles under certain of its license agreements and (ii) an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions in the first half of 2005.

    SEG expects that its full year 2005 programming costs will exceed the 2004 costs by approximately $100 million to $120 million due to the factors described above. Assuming a similar quantity of movie titles is available to SEG in 2006 and the box office performance of such titles is consistent with the performance of titles received in 2005, SEG expects that its 2006 programming expense will be less than 10% higher than its 2005 programming expense. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to SEG and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by SEG may differ from the amounts noted above. SEG currently does not expect to generate increases in revenue or reductions in other costs to fully offset the 2005 programming increases. Accordingly, the increased programming costs are expected to result in a reduction to SEG's operating income in 2005.

    SEG's SG&A expenses increased 2.9% and 8.2% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to an $8 million credit recorded by SEG in 2004 related to the recovery of certain accounts receivable from Adelphia Communications, partially offset by lower sales and marketing expenses in 2005. During the six months ended June 30, 2004, SEG participated in national marketing campaigns with certain of its larger multichannel television distributors. These campaigns were scaled back in 2005. As a result, sales and marketing expenses decreased $7 million and $4 million for the three and six months ended June 30, 2005, respectively, as compared to the corresponding periods in 2004.

    ASCENT MEDIA. As noted above, subsequent to the date of the DHC Spin Off, Ascent Media will no longer by included in our financial position or results of operations. Ascent Media provides sound, video and ancillary post production and distribution services to the motion picture and television industries in the United States, Europe and Asia. Accordingly, Ascent Media is dependent on the television and movie production industries and the commercial advertising market for a substantial portion of its revenue.

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
                                                    AMOUNTS IN MILLIONS
Revenue................................   $ 178       160         352        306
Operating expenses.....................    (115)      (95)       (226)      (183)
SG&A expenses..........................     (42)      (39)        (84)       (75)
                                          -----       ---        ----       ----
    Operating cash flow................      21        26          42         48
Stock-based compensation...............      (4)       (1)         (4)        (1)
Depreciation and amortization..........     (20)      (20)        (37)       (36)
                                          -----       ---        ----       ----
    Operating income (loss)............   $  (3)        5           1         11
                                          =====       ===        ====       ====

    Ascent Media's revenue increased 11.3% and 15.0% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these increases is due to new business growth for Ascent Media's Networks Group and acquisitions by its Creative Services and Media Management Groups.

    Ascent Media's operating expenses increased 21.1% and 23.5% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due to increases in expenses such as personnel and material costs that vary with revenue, as well as the acquisitions noted above. As a percent of revenue, Ascent Media's operating expenses increased to 64.6% and 64.2% for the three and six months ended
June 30, 2005, as compared to 59.4% and 59.8% for the comparable periods in 2004. These increases are due primarily to (i) the addition of more labor intensive, lower margin systems integration projects and (ii) the renewal of uplink agreements with lower margins in Ascent Media's Networks Group.

    Ascent Media's SG&A expenses increased 7.7% and 12.0% during the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to the acquisitions by Ascent Media's Media Management and Creative Services Groups and various individually insignificant increases.

    OTHER. Other consolidated subsidiary revenue and operating cash flow were relatively comparable over the 2005 and 2004 periods. The change in operating loss for the six months ended June 30, 2005 for our other consolidated subsidiaries is due primarily to the litigation settlement income that TruePosition recognized in the first quarter of 2004.

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

    During the six months ended June 30, 2005, our primary corporate use of cash was the retirement of $1,355 million principal amount of parent company debt for aggregate cash payments of $1,367 million plus accrued interest. We made a portion of these debt retirements pursuant to tender offers that we completed in the second quarter of 2005. The tender offers consisted of two separate offers. In one offer, we offered to purchase any and all of our 3.50% Senior Notes due 2006 (the "3.50% Notes") at a price of $988.02, plus any accrued and unpaid interest, for each $1,000 principal amount tendered; and in the second offer, we offered to purchase up to a specified maximum amount of our Floating Rate Senior Notes due 2006 (the "Floating Rate Notes"), at a price of $1,012.36, plus any accrued and unpaid interest, for each $1,000 principal amount tendered. We also offered to pay an additional $2.50 per $1,000 Floating Rate Note tendered by April 15, 2005. The maximum principal amount of Floating Rate Notes to be purchased was equal to the difference between the $1.0 billion cap on the aggregate principal amount subject to the tender offers and the aggregate principal amount of 3.50% Notes that we accepted for purchase in the offer for the 3.50% Notes.

    The offer for the 3.50% Notes expired at 5:00 p.m., New York City time, on Friday, April 15, 2005, and $200.2 million principal amount of 3.50% Notes were validly tendered by bondholders and accepted for payment by us. The offer for the Floating Rate Notes expired at midnight, New York City time, on Tuesday, May 3, 2005, and $1,427.1 million of the Floating Rate Notes were validly tendered (including $1,416.3 million that were tendered prior to April 15, 2005). Pursuant to the terms of the tender offer, we accepted $799.8 million of such Floating Rate Notes for payment. We funded the debt repurchases under our tender offer with cash on hand and proceeds from a short-term credit facility collateralized by certain of our derivative instruments. This short-term credit facility was subsequently repaid with proceeds from the QVC Credit Facility.

    At June 30, 2005, we have $1,502 million in cash and marketable debt securities, $8,441 million of non-strategic AFS securities (including related derivatives with an estimated fair value of $812 million) and $10,331 million of total face amount of debt. In addition, we own $8,422 million of News Corp. common stock and $3,325 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. Accordingly, we believe that our liquidity position at June 30, 2005 is very strong.

    Our projected uses of cash for the remainder of 2005 include the completion of our debt reduction program by either settling outstanding total return bond swaps for cash payments of $345 million or by taking advantage of other opportunities to retire debt. In addition to our debt repayments, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

    Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide us with an additional source of liquidity. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $1,014 million in 2005, $395 million in 2006, $385 million in 2007, $101 million in 2008, $1,383 million in 2009, and $3,001 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of June 30, 2005, such borrowing capacity aggregated approximately $5,943 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    Based on currently available information, we expect to receive approximately $110 million in dividend and interest income during the year ended December 31, 2005. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $490 million during the year ended
December 31, 2005, approximately $465 million of which relates to parent company debt.

    As of December 31, 2004, each of Standard and Poor's Rating Service ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch") rated our senior debt at the lowest level of investment grade. At that date, S&P and Moody's both had a negative ratings outlook, while Fitch had a stable outlook. On March 15, 2005, S&P and Fitch each lowered its rating on our senior debt to one level below investment grade. On May 13, 2005 Moody's announced that it had placed our senior debt under review. None of our existing indebtedness includes any covenant under which a default would occur as a result of such downgrades. However, such downgrades could adversely affect our access to the public debt markets and our overall cost of future corporate borrowings. Notwithstanding the foregoing, we do not believe that the downgrades will adversely impact the ability of our subsidiaries to arrange bank financing or our ability to borrow against the value of our equity collars.

    SUBSIDIARIES

    Effective May 20, 2005, QVC entered into a $2 billion bank credit facility. The QVC Credit Facility is comprised of an $800 million term loan that was drawn at closing, a $400 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $400 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $200 million U.S. dollar revolving loan and a $200 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on May 20, 2010, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternative Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    During the six months ended June 30, 2005, our subsidiaries funded capital expenditures ($145 million) and the repurchase of certain subsidiary common stock ($50 million) with cash on hand and cash generated by their operating activities.

    Our subsidiaries (excluding Ascent Media) currently expect to spend approximately $300 million for capital expenditures in 2005, including
$225 million by QVC. These amounts are expected to be funded by the available cash and cash flows of the respective subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    Subsequent to June 30, 2005, TruePosition entered into an agreement with one of its major customers whereby TruePosition will remove and replace certain location-based equipment supplied by another vendor and currently installed in the customer's network. TruePosition expects that the incremental revenue it will receive for such removal and replacement will be approximately
$64 million. Pursuant to the provisions of Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION," a portion of the revenue will be recognized currently from the sale and installation of the equipment, and a portion will be recognized in future periods as hardware and software maintenance services are provided. TruePosition currently estimates that due to this revenue allocation it will incur a loss on the sale and installation of the equipment of approximately $75 million. TruePosition and Liberty will recognize this loss in the third quarter of 2005. The hardware and software maintenance revenue and related costs are expected to be recognized over a five-year period, which is the estimated economic life of the underlying equipment. TruePosition entered into this agreement because it believes future revenue from the customer's continuing network build-out and expansion will exceed the loss computed on the equipment component of the contractual arrangement. However, no assurance can be given that future business from this customer will be sufficient to offset the loss incurred on this portion of the contract.

    SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by SEG at June 30, 2005 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2005 is payable as follows: $107 million in 2005, $49 million in 2006 and $13 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at June 30, 2005. SEG's estimate of amounts payable under these agreements is as follows:
$193 million in 2005; $472 million in 2006; $118 million in 2007; $105 million in 2008; $91 million in 2009 and $133 million thereafter.

    In addition, SEG is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, SEG's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    Liberty guarantees SEG's film licensing obligations under certain of its studio output agreements. At June 30, 2005, Liberty's guarantee for studio output obligations for films released by such date aggregated $702 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    At June 30, 2005, we guaranteed Y4.5 billion ($40 million) of the bank debt of J-COM, a former equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Our investment in J-COM was attributed to LMI in the LMI Spin Off. In connection with the LMI Spin Off, LMI has indemnified us for any amounts we are required to fund under these guarantees.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At June 30, 2005, the aggregate purchase price of debt securities underlying total return debt swap arrangements, all of which related to our senior notes and debentures, was $384 million. As of such date, we had posted cash collateral equal to $38 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $346 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by an equal amount.

    Since issuance, we have claimed interest deductions on our exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. Interest deducted in prior years on our exchangeable debentures has contributed to NOLs that may be carried to offset taxable income in 2005 and later years. Both these NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued two Technical Advice Memorandums challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, the NOLs we have recorded would not be available to offset our current taxable income, and we would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of June 30, 2005, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $7,746 million, which had a weighted average interest rate of 4.8%. Our variable rate debt of $2,585 million had a weighted average interest rate of 4.8% at June 30, 2005. Had market interest rates been 100 basis points higher (representing an approximate 20.9% increase over our variable rate debt effective cost of borrowing) throughout the six months ended June 30, 2005, we would have recognized approximately $16 million of additional interest expense.

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

                                                                    ESTIMATED AGGREGATE FAIR VALUE
                                                        ------------------------------------------------------
                                                                       PUT
                                                          EQUITY      SPREAD      PUT        CALL
                                                        COLLARS(1)   COLLARS    OPTIONS    OPTIONS     TOTAL
                                                        ----------   --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Fair value at June 30, 2005...........................    $1,972       296        (515)      (55)      1,698
5% increase in market prices..........................    $1,801       296        (496)      (58)      1,543
10% increase in market prices.........................    $1,630       296        (478)      (62)      1,386
5% decrease in market prices..........................    $2,143       296        (534)      (53)      1,852
10% decrease in market prices.........................    $2,315       296        (553)      (51)      2,007

------------------------

(1) Includes narrow-band collars.

    At June 30, 2005, the fair value of our AFS securities was $19,491 million. Had the market price of such securities been 10% lower at June 30, 2005, the aggregate value of such securities would have been $1,949 million lower resulting in an increase to unrealized holding losses in other comprehensive earnings (loss). Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

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

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's and Ascent Media's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are generally translated at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. On March 30, 2005, the court entered a judgment in accordance with the jury's verdict and, in addition, entered a judgment in our favor with respect to various equitable claims asserted by the plaintiff. The plaintiff has appealed the judgment, and we have filed a response to the appeal. We are not aware of any basis for the reversal of the trial court's judgment, and we intend to contest the appeal vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On April 8, 2005, we issued an aggregate of 1,082,016 shares of our Series A common stock, par value $.01 per share (the "LMC Shares"), to a subsidiary of IDT Corporation in exchange for the common stock of two other subsidiaries of IDT Corporation, which at the time of the transaction, owned in the aggregate 865,710 shares of Telewest Global, Inc. ("TGI") common stock, par value $.01 per share. Based on the closing price of our common stock on April 8, 2005, the aggregate value of the LMC Shares issued was $11,252,966. The issuance of the LMC Shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of stockholders held on June 8, 2005, the following matters were voted on and approved by the stockholders of the Company:

    Election of the following to the Company's Board of Directors:

                                                     VOTES FOR     VOTES WITHHELD
                                                   -------------   --------------
David E. Rapley..................................  3,541,367,920     52,932,907
Larry E. Romrell.................................  3,518,469,609     75,831,218

    The foregoing nominees also served on the Company's board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Robert R. Bennett, Donne F. Fisher, Paul A. Gould, John C. Malone and M. LaVoy Robison. Broker non-votes had no effect on voting for the election of directors, and abstentions have been treated as votes withheld.

    Ratification of KPMG LLP as the Company's independent auditors for the fiscal year ended December 31, 2005 (3,537,968,081 votes For; 53,266,875 votes Against; and 3,065,871 Abstentions). There were no broker non-votes with respect to this proposal.

ITEM 6. EXHIBITS

    (a) Exhibits

         10 $2,000,000,000 Credit Agreement, Dated as of May 20, 2005, among QVC, Inc., as Borrower; The Lenders Party Hereto;
                JPMorgan Chase Bank, N.A., as Administrative Agent; and
                Wachovia Capital Markets, LLC, as Syndication Agent.

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

                                                       LIBERTY MEDIA CORPORATION

Date: August 5, 2005                                   By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: August 5, 2005                                   By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: August 5, 2005                                   By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10 $2,000,000,000 Credit Agreement, Dated as of May 20, 2005, among QVC, Inc., as Borrower; The Lenders Party Hereto;
       JPMorgan Chase Bank, N.A., as Administrative Agent; and
       Wachovia Capital Markets, LLC, as Syndication Agent.

31.1   Rule 13a-14(a)/15d-14(a) Certification.

31.2   Rule 13a-14(a)/15d-14(a) Certification.

31.3   Rule 13a-14(a)/15d-14(a) Certification.

32     Section 1350 Certification