Form 10-Q
period 2005-09-30
LIBERTY MEDIA CORP /DE/
filed 2005-11-09
CIK 1082114

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

    Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes / / No /X/

    The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2005 was:

                Series A common stock 2,681,520,356 shares; and
                   Series B common stock 121,062,825 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2005            2004*
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 1,709          1,387
  Trade and other receivables, net..........................          937          1,035
  Inventory, net............................................          763            712
  Derivative instruments (note 7)...........................          999            827
  Other current assets......................................          693            615
                                                                  -------         ------
    Total current assets....................................        5,101          4,576
                                                                  -------         ------
Investments in available-for-sale securities and other cost
  investments, including $1,501 million and $907 million
  pledged as collateral for share borrowing arrangements
  (note 5)..................................................       18,442         21,847
Long-term derivative instruments (note 7)...................        1,076          1,601
Investments in affiliates, accounted for using the equity
  method....................................................        1,926            784

Property and equipment, at cost.............................        1,711          1,637
Accumulated depreciation....................................         (595)          (504)
                                                                  -------         ------
                                                                    1,116          1,133
                                                                  -------         ------
Intangible assets not subject to amortization:
  Goodwill (note 6).........................................        6,977          6,938
  Trademarks................................................        2,385          2,385
                                                                  -------         ------
                                                                    9,362          9,323
                                                                  -------         ------
Intangible assets subject to amortization, net..............        4,147          4,436
Other assets, at cost, net of accumulated amortization......          773            765
Assets of discontinued operations (note 4)..................           --          5,716
                                                                  -------         ------
    Total assets............................................      $41,943         50,181
                                                                  =======         ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2005            2004*
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    525             424
  Accrued liabilities.......................................          633             788
  Accrued stock-based compensation..........................          124             235
  Program rights payable....................................          132             200
  Derivative instruments (note 7)...........................        2,059           1,179
  Current portion of debt (note 8)..........................        1,607              10
  Other current liabilities.................................          322             275
                                                                 --------         -------
    Total current liabilities...............................        5,402           3,111
                                                                 --------         -------
Long-term debt (note 8).....................................        6,455           8,566
Long-term derivative instruments (note 7)...................        1,169           1,812
Deferred income tax liabilities.............................        8,644           9,701
Other liabilities...........................................          947             801
Liabilities of discontinued operations (note 4).............           --           1,305
                                                                 --------         -------
    Total liabilities.......................................       22,617          25,296
                                                                 --------         -------
Minority interests in equity of subsidiaries................          292             299
Stockholders' equity (note 9):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................           --              --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,681,420,356 shares at September 30, 2005 and
    2,678,895,158 shares at December 31, 2004...............           27              27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 131,062,825 shares at
    September 30, 2005 and December 31, 2004................            1               1
  Additional paid-in-capital................................       29,180          33,765
  Accumulated other comprehensive earnings, net of taxes....        3,183           4,227
  Unearned compensation.....................................          (40)            (64)
  Accumulated deficit.......................................      (13,192)        (13,245)
  Series B common stock held in treasury, at cost
    (10,000,000 shares).....................................         (125)           (125)
                                                                 --------         -------
    Total stockholders' equity..............................       19,034          24,586
                                                                 --------         -------
Commitments and contingencies (note 10)
    Total liabilities and stockholders' equity..............     $ 41,943          50,181
                                                                 ========         =======

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2005      2004*       2005      2004*
                                                              --------   --------   --------   --------
                                                                        AMOUNTS IN MILLIONS,
                                                                      EXCEPT PER SHARE AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,475     1,292      4,418      3,864
  Communications and programming services...................      375       340      1,092      1,015
                                                               ------     -----      -----      -----
                                                                1,850     1,632      5,510      4,879
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............      942       814      2,778      2,429
  Operating.................................................      399       333      1,155        961
  Selling, general and administrative ("SG&A")..............      153       165        491        491
  Stock-based compensation--SG&A (note 2)...................       15         6         32         16
  Litigation settlements....................................       --        --         --        (42)
  Depreciation and amortization.............................      162       162        484        484
                                                               ------     -----      -----      -----
                                                                1,671     1,480      4,940      4,339
                                                               ------     -----      -----      -----
    Operating income........................................      179       152        570        540
Other income (expense):
  Interest expense..........................................     (149)     (150)      (444)      (448)
  Dividend and interest income..............................       56        41        121        114
  Share of earnings of affiliates, net......................        4        --         15          5
  Realized and unrealized gains (losses) on financial
    instruments, net (note 7)...............................     (332)      239        148       (344)
  Gains (losses) on dispositions of assets, net.............       --       389       (363)       621
  Nontemporary declines in fair value of investments........      (68)       --        (68)      (128)
  Other, net................................................       (5)      (38)       (35)       (23)
                                                               ------     -----      -----      -----
                                                                 (494)      481       (626)      (203)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................     (315)      633        (56)       337
Income tax benefit (expense)................................      233      (274)       110       (236)
Minority interests in earnings of subsidiaries..............       (5)       --        (28)        (5)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations..............      (87)      359         26         96
Discontinued operations, net of taxes (note 4)..............       (7)       13         27        (48)
                                                               ------     -----      -----      -----
    Net earnings (loss).....................................   $  (94)      372         53         48
                                                               ======     =====      =====      =====
Earnings (loss) per common share (note 3):
  Basic and diluted earnings (loss) from continuing
    operations..............................................   $ (.03)      .13        .01        .03
  Discontinued operations...................................       --        --        .01       (.01)
                                                               ------     -----      -----      -----
  Basic and diluted earnings (loss).........................   $ (.03)      .13        .02        .02
                                                               ======     =====      =====      =====

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2005      2004*       2005      2004*
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $ (94)        372         53        48
                                                               -----      ------     ------      ----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................     (10)         22         21        (1)
  Recognition of previously unrealized foreign currency
    translation losses......................................      --          --        312        --
  Unrealized holding gains (losses) arising during the
    period..................................................     159      (1,008)    (1,149)     (621)
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................      41          (1)       (19)      (36)
  Reclass unrealized gain on available-for-sale security to
    equity method investment................................    (197)         --       (197)       --
  Other comprehensive earnings (loss) from discontinued
    operations..............................................      --           1         (7)      (63)
                                                               -----      ------     ------      ----
Other comprehensive loss....................................      (7)       (986)    (1,039)     (721)
                                                               -----      ------     ------      ----
Comprehensive loss..........................................   $(101)       (614)      (986)     (673)
                                                               =====      ======     ======      ====

------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2005        2004*
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Cash flows from operating activities:
  Earnings from continuing operations.......................   $    26         96
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................       484        484
    Stock-based compensation................................        32         16
    Payments of stock-based compensation....................       (96)        (1)
    Noncash interest expense................................        75         72
    Share of earnings of affiliates, net....................       (15)        (5)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................      (148)       344
    Losses (gains) on disposition of assets, net............       363       (621)
    Nontemporary declines in fair value of investments......        68        128
    Minority interests in earnings of subsidiaries..........        28          5
    Deferred income tax expense (benefit)...................      (304)        69
    Other noncash charges, net..............................        86         14
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Receivables...........................................        87         56
      Inventory.............................................       (63)      (196)
      Other current assets..................................      (128)      (303)
      Payables and other current liabilities................        65        219
                                                               -------     ------
        Net cash provided by operating activities...........       560        377
                                                               -------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................        54        497
  Premium proceeds from origination of derivatives..........       437        127
  Net proceeds from settlement of derivatives...............       318        161
  Capital expended for property and equipment...............      (158)      (137)
  Net sales (purchases) of short term investments...........       (73)       136
  Investments in and loans to equity affiliates.............        --        (21)
  Investments in and loans to cost investees................        --       (931)
  Cash paid for acquisitions, net of cash acquired..........        (5)       (93)
  Repayment of LMI note.....................................        --        117
  Other investing activities, net...........................        (7)       (15)
                                                               -------     ------
        Net cash provided (used) by investing activities....       566       (159)
                                                               -------     ------
Cash flows from financing activities:
  Borrowings of debt........................................       861         --
  Repayments of debt........................................    (1,459)      (445)
  Repurchases of subsidiary common stock....................       (62)      (110)
  Purchases of Liberty common stock.........................        --       (547)
  Other financing activities, net...........................        62         41
                                                               -------     ------
        Net cash used by financing activities...............      (598)    (1,061)
                                                               -------     ------
        Net cash used by discontinued operations............      (206)      (864)
                                                               -------     ------
        Net increase (decrease) in cash and cash
        equivalents.........................................       322     (1,707)
        Cash and cash equivalents at beginning of period....     1,387      2,966
                                                               -------     ------
        Cash and cash equivalents at end of period..........   $ 1,709      1,259
                                                               =======     ======

--------------------------

*   See note 4.

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                             ACCUMULATED
                                           COMMON STOCK        ADDITIONAL       OTHER
                           PREFERRED   ---------------------    PAID-IN     COMPREHENSIVE     UNEARNED     ACCUMULATED
                             STOCK     SERIES A    SERIES B     CAPITAL     EARNINGS, NET   COMPENSATION     DEFICIT
                           ---------   ---------   ---------   ----------   -------------   ------------   -----------
                                                               AMOUNTS IN MILLIONS
Balance at January 1,
  2005...................  $    --        27             1       33,765         4,227           (64)         (13,245)
  Net earnings...........       --        --            --           --            --            --               53
  Other comprehensive
    loss.................       --        --            --           --        (1,039)           --               --
  Distribution to
    stockholders for spin
    off of Discovery
    Holding Company......       --        --            --       (4,600)           (5)           --               --
  Issuance of common
    stock for investment
    in available-for-sale
    security.............       --        --            --           14            --            --               --
  Issuance of common
    stock upon exercise
    of stock options.....       --        --            --            9            --            --               --
  Amortization of
    deferred
    compensation.........       --        --            --           --            --            23               --
  Cancellation of
    restricted stock.....       --        --            --           (1)           --             1               --
  Stock compensation for
    Liberty options held
    by Liberty
    Global, Inc. ("LGI")
    employees............       --        --            --            3            --            --               --
  Stock compensation for
    LGI options held by
    Liberty employees....       --        --            --            9            --            --               --
  Adjustment to spin off
    of LGI...............       --        --            --          (26)           --            --               --
  Other..................       --        --            --            7            --            --               --
                           ---------      --       ---------     ------        ------           ---          -------
Balance at September 30,
  2005...................  $    --        27             1       29,180         3,183           (40)         (13,192)
                           =========      ==       =========     ======        ======           ===          =======


                                          TOTAL
                           TREASURY   STOCKHOLDERS'
                            STOCK        EQUITY
                           --------   -------------
                             AMOUNTS IN MILLIONS
Balance at January 1,
  2005...................    (125)       24,586
  Net earnings...........      --            53
  Other comprehensive
    loss.................      --        (1,039)
  Distribution to
    stockholders for spin
    off of Discovery
    Holding Company......      --        (4,605)
  Issuance of common
    stock for investment
    in available-for-sale
    security.............      --            14
  Issuance of common
    stock upon exercise
    of stock options.....      --             9
  Amortization of
    deferred
    compensation.........      --            23
  Cancellation of
    restricted stock.....      --            --
  Stock compensation for
    Liberty options held
    by Liberty
    Global, Inc. ("LGI")
    employees............      --             3
  Stock compensation for
    LGI options held by
    Liberty employees....      --             9
  Adjustment to spin off
    of LGI...............      --           (26)
  Other..................      --             7
                             ----        ------
Balance at September 30,
  2005...................    (125)       19,034
                             ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    The Company accounts for compensation expense related to its Awards pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion
No. 25"). All of the Company's Awards are accounted for as variable plan awards, and compensation is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The Company accounts for QVC stock options using fixed-plan accounting. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement 123") to its options. Compensation expense for SARs and options with tandem SARs is the same under APB Opinion No. 25 and Statement
123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
                                                           AMOUNTS IN MILLIONS,
                                                         EXCEPT PER SHARE AMOUNTS
Earnings (loss) from continuing operations.....   $ (87)      359          26        96
  Add stock-based compensation as determined
    under the intrinsic value method, net of
    taxes......................................       1        --           3         2
  Deduct stock-based compensation as determined
    under the fair value method, net of
    taxes......................................     (28)      (12)        (46)      (34)
                                                  -----       ---        ----       ---
Pro forma earnings (loss) from continuing
  operations...................................   $(114)      347         (17)       64
                                                  =====       ===        ====       ===
Basic and diluted earnings (loss) from
  continuing operations per share:
  As reported..................................   $(.03)      .13         .01       .03
  Pro forma....................................   $(.04)      .12        (.01)      .02

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

    Public companies are required to adopt Statement 123R as of the beginning of the registrant's next fiscal year, or January 1, 2006 for calendar-year companies, such as Liberty. Accordingly, the provisions

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. Liberty expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    While Liberty has not yet quantified the impact of adopting Statement 123R, it believes that such adoption could have a significant impact on its operating income and net earnings in the future.

(3) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,796 million and 2,824 million for the three months ended September 30, 2005 and 2004, respectively, and 2,795 million and 2,906 million weighted average shares outstanding for the nine months ended September 30, 2005 and 2004, respectively. The diluted EPS calculation for the nine months ended September 30, 2005 and 2004 includes 12 million and 18 million dilutive securities, respectively. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statement of operations. Excluded from diluted EPS for the nine months ended September 30, 2005 are 66 million potential common shares because their inclusion would be anti-dilutive.

(4) DISCONTINUED OPERATIONS

    SPIN OFF OF LIBERTY MEDIA INTERNATIONAL, INC. ("LMI")

    On June 7, 2004 (the "LMI Spin Off Date"), Liberty completed the spin off (the "LMI Spin Off") of its wholly-owned subsidiary, LMI (which is now a wholly-owned subsidiary of Liberty Global, Inc.), to its shareholders. Substantially all of the assets and businesses of LMI were included in Liberty's former International Group segment. In connection with the LMI Spin Off, holders of Liberty common stock on June 1, 2004 (the "Record Date") received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on the Record Date and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on the Record Date. The LMI Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the LMI Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the LMI Spin Off.

    In addition to the assets in Liberty's International Group operating segment, Liberty also contributed certain monetary assets to LMI in connection with the LMI Spin Off.

    DMX MUSIC

    During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

Acquisition, Inc. (d/b/a DMX Music, "DMX"). DMX is principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses and was included in Liberty's former Networks Group operating segment. On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. As a result of marketing efforts conducted prior to the bankruptcy filing, DMX entered into an arrangement, which was subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. Other prospective buyers had an opportunity to submit offers to purchase all or a portion of those assets by May 6, 2005. On May 9, 2005, a public auction was conducted at which the aforementioned independent third party was the successful bidder. The results of that auction were approved by the Bankruptcy Court on May 10, 2005. On May 16, 2005, the Bankruptcy Court entered its written order approving the transaction, and the sale transaction has been consummated. As a result of the DMX bankruptcy filing, Liberty has deconsolidated DMX. For financial reporting purposes such deconsolidation was deemed to be effective January 1, 2005.

    SPIN OFF OF DISCOVERY HOLDING COMPANY ("DHC")

    On July 21, 2005, Liberty completed the spin-off (the "DHC Spin Off") of a newly formed subsidiary, Discovery Holding Company. DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC ("Ascent Media"), Liberty's 50% ownership interest in Discovery Communications, Inc. ("Discovery") and $200 million in cash. In connection with the DHC Spin Off, holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and
0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Upon completion of this transaction, DHC is a separate publicly traded company. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect LMI, DMX and DHC as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of LMI (for periods prior to the LMI Spin Off Date), DMX (for periods prior to January 1, 2005) and DHC (for all periods) have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings
(loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Certain combined financial information for LMI, DMX and DHC, which is included in earnings (loss) from discontinued operations, is as follows:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Revenue.....................................................    $390      1,549
Earnings (loss) before income taxes and minority
  interests.................................................    $ 48        (90)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    Certain asset and liability amounts for DHC as of July 21, 2005 are as follows (amounts in millions):

Investment in Discovery.....................................  $ 2,982
Goodwill....................................................  $ 2,135
Deferred tax liabilities....................................  $(1,060)

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2005            2004
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
News Corporation....................................      $ 8,163          9,667
IAC/InterActiveCorp ("IAC")(1)......................        1,755          3,824
Time Warner Inc.(2).................................        3,100          3,330
Sprint Corporation(3)...............................        2,199          2,342
Motorola, Inc.(4)...................................        1,630          1,273
Viacom, Inc. .......................................          501            552
Other available-for-sale equity securities(5).......          645            471
Other available-for-sale debt securities (6)........          377            304
Other cost investments and related receivables......           83             87
                                                          -------         ------
                                                           18,453         21,850
  Less short-term investments.......................          (11)            (3)
                                                          -------         ------
                                                          $18,442         21,847
                                                          =======         ======

------------------------

(1) Effective August 9, 2005, IAC completed the spin-off of its subsidiary, Expedia, Inc. ("Expedia"). Shareholders of IAC, including Liberty, received one share of Expedia for each share of IAC owned. Subsequent to the spin-off of Expedia, Liberty owns approximately 21% of the outstanding Expedia common stock and has two out of nine members of Expedia's board of directors, and accordingly, is accounting for this investment using the equity method of accounting. Liberty allocated its pre-spin off carrying value in IAC between IAC and Expedia based on the relative trading prices of IAC and Expedia. Unrealized holding gains included in the carrying value allocated to Expedia were reversed as part of this allocation.

(2) Includes $164 million and $176 million of shares pledged as collateral for share borrowing arrangements at September 30, 2005 and December 31, 2004, respectively.

(3) Includes $48 million of shares pledged as collateral for share borrowing arrangements at September 30, 2005.

(4) Includes $1,144 million and $654 million of shares pledged as collateral for share borrowing arrangements at September 30, 2005 and December 31, 2004, respectively.

(5) Includes $145 million and $77 million of shares pledged as collateral for share borrowing arrangements at September 30, 2005 and December 31, 2004, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(6) At September 30, 2005, other available-for-sale debt securities include
    $356 million of investments in third-party marketable debt securities held by Liberty parent and $21 million of such securities held by subsidiaries of Liberty. At December 31, 2004, such investments aggregated $276 million and $28 million, respectively.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                            SEPTEMBER 30, 2005         DECEMBER 31, 2004
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $5,419         16          7,292         19
Gross unrealized holding losses.........    $ (413)        --            (15)        --

    The aggregate fair value of securities with unrealized holding losses at September 30, 2005 was $3,603 million. None of these securities had unrealized losses for more than 12 continuous months.

(6) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

                                                          STARZ
                                                      ENTERTAINMENT
                                             QVC        GROUP LLC      OTHER      TOTAL
                                           --------   -------------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2005...............   $4,048        1,383        1,507      6,938
  Foreign currency translation...........       33           --           --         33
  Other..................................       --           --            6          6
                                            ------        -----        -----      -----
Balance at September 30, 2005............   $4,081        1,383        1,513      6,977
                                            ======        =====        =====      =====

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $356 million and $357 million for the nine months ended September 30, 2005 and 2004, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2005...........................................    $118
2006........................................................    $448
2007........................................................    $405
2008........................................................    $372
2009........................................................    $343

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(7) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
TYPE OF DERIVATIVE                                         2005            2004
------------------                                    --------------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars....................................      $ 1,775          2,016
  Put spread collars................................          232            291
  Other.............................................           68            121
                                                          -------         ------
                                                            2,075          2,428
  Less current portion..............................         (999)          (827)
                                                          -------         ------
                                                          $ 1,076          1,601
                                                          =======         ======
LIABILITIES
  Exchangeable debenture call option obligations....      $   988          1,102
  Put options.......................................          492            445
  Equity collars....................................          180            398
  Borrowed shares...................................        1,501            907
  Other.............................................           67            139
                                                          -------         ------
                                                            3,228          2,991
  Less current portion..............................       (2,059)        (1,179)
                                                          -------         ------
                                                          $ 1,169          1,812
                                                          =======         ======

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                            AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option features........................................    $ 114        221
Change in fair value of equity collars...................      238       (325)
Change in fair value of put options......................      (47)       (74)
Change in fair value of borrowed shares..................     (175)      (152)
Change in fair value of put spread collars...............        7          8
Change in fair value of other derivatives................       11        (22)
                                                             -----       ----
                                                             $ 148       (344)
                                                             =====       ====

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                          OUTSTANDING             CARRYING VALUE
                                                           PRINCIPAL      ------------------------------
                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2005             2005            2004
                                                         --------------   --------------   -------------
                                                                       AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes and debentures
    3.5% Senior Notes due 2006.........................     $   199               199            513
    Floating Rate Senior Notes due 2006................       1,398             1,398          2,463
    7.875% Senior Notes due 2009.......................         716               711            711
    7.75% Senior Notes due 2009........................         234               235            235
    5.7% Senior Notes due 2013.........................         802               800            800
    8.5% Senior Debentures due 2029....................         500               494            495
    8.25% Senior Debentures due 2030...................         959               952            951
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029.........         869               250            249
    3.75% Senior Exchangeable Debentures due 2030......         810               230            228
    3.5% Senior Exchangeable Debentures due 2031.......         600               234            231
    3.25% Senior Exchangeable Debentures due 2031......         559               119            118
    0.75% Senior Exchangeable Debentures due 2023......       1,750             1,532          1,473
                                                            -------           -------          -----
                                                              9,396             7,154          8,467
QVC bank credit facility...............................         800               800             --
Other subsidiary debt..................................         108               108            109
                                                            -------           -------          -----
  Total debt...........................................     $10,304             8,062          8,576
                                                            =======
    Less current maturities............................                        (1,607)           (10)
                                                                              -------          -----
  Total long-term debt.................................                       $ 6,455          8,566
                                                                              =======          =====

    PARENT COMPANY DEBT

    During the nine months ended September 30, 2005, and pursuant to a previously announced debt reduction plan, Liberty retired $1,379 million principal amount of its parent company debt (primarily comprised of its senior notes) for aggregate cash consideration of $1,392 million plus accrued interest. In connection with these debt retirements, Liberty recognized a loss on early extinguishment of debt of $13 million, which is included in other income (expense) in the accompanying condensed consolidated statement of operations.

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

                               SEPTEMBER 30, 2005

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

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at September 30, 2005, is comprised primarily of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at September 30, 2005 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $1,955
Floating rate senior notes..................................   $1,410
Senior debentures...........................................   $1,417
Senior exchangeable debentures, including call option
  obligation................................................   $3,922

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at September 30, 2005.

(9) STOCKHOLDERS' EQUITY

    As of September 30, 2005, there were 47.8 million shares of Liberty
Series A common stock and 30.0 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

    During the three months ended September 30, 2005, Liberty entered into several put option contracts with respect to its Series A common stock. As of September 30, 2005, put option contracts with respect to 6.0 million shares of Series A common stock were outstanding with a weighted average exercise price of $8.26. All such put options had a remaining term of less than 30 days.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(10) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment Group LLC ("SEG"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at September 30, 2005 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2005 is payable as follows: $98 million in 2005, $51 million in 2006 and $20 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at September 30, 2005. SEG's estimate of amounts payable under these agreements is as follows: $24 million in 2005; $648 million in 2006; $113 million in 2007; $104 million in 2008; $91 million in 2009; and $133 million thereafter.

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

    GUARANTEES

    Liberty guarantees SEG's obligations under certain of its studio output agreements. At September 30, 2005, Liberty's guarantee for obligations for films released by such date aggregated $702 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    At September 30, 2005, Liberty has guaranteed Y4.1 billion ($36 million) of the bank debt of Jupiter Telecommunications, Co., Ltd. ("J-COM"), a former equity affiliate that provides broadband services in Japan. Liberty's guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Liberty's investment in J-COM was attributed to LMI in the LMI Spin Off. In connection with the LMI Spin Off, LMI has indemnified Liberty for any amounts Liberty is required to fund under these guarantees.

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

    LOSS CONTRACT

    During the third quarter of 2005, a subsidiary of Liberty, TruePosition, Inc. ("TruePostion"), entered into an agreement with one of its major customers whereby TruePosition will remove and replace certain location-based equipment supplied by another vendor and currently installed in the customer's network. TruePosition currently estimates that the costs to provide this equipment and service will exceed the revenue earned and that it will incur a loss on the contract. Since this agreement is an executory contract, TruePosition will recognize this loss during the term of the contract as material elements of the contract are delivered. TruePosition entered into this agreement because it believes its appointment as the customer's exclusive provider of these services and the resulting future potential revenue earned from the customer's continuing network build-out and expansion will exceed the loss computed on the contractual arrangement. However, no assurance can be given that future business from this customer will be sufficient to offset the loss incurred on this portion of the contract.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    INCOME TAXES

    Since issuance, we have claimed interest deductions on our exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. Interest deducted in prior years on our exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2005 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, the NOLs we have recorded would not be available to offset our current taxable income, and we would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

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

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

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

    For the nine months ended September 30, 2005, Liberty has identified the following businesses as its reportable segments:

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

    PERFORMANCE MEASURES

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                                  2005                   2004
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                       CASH                   CASH
                                          REVENUE      FLOW      REVENUE      FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
QVC.....................................   $4,418        953      3,864        819
SEG.....................................      757        142        715        193
Corporate and Other.....................      335         (9)       300        (14)
                                           ------      -----      -----        ---
Consolidated Liberty....................   $5,510      1,086      4,879        998
                                           ======      =====      =====        ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                                  2005                   2004
                                          --------------------   --------------------
                                                     OPERATING              OPERATING
                                                       CASH                   CASH
                                          REVENUE      FLOW      REVENUE      FLOW
                                          --------   ---------   --------   ---------
                                                      AMOUNTS IN MILLIONS
QVC.....................................   $1,475       306       1,292        271
SEG.....................................      245        47         245         62
Corporate and Other.....................      130         3          95        (13)
                                           ------       ---       -----        ---
Consolidated Liberty....................   $1,850       356       1,632        320
                                           ======       ===       =====        ===

    OTHER INFORMATION

                                                        SEPTEMBER 30, 2005
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
QVC..........................................  $15,305           2           94
SEG..........................................    2,926          47            6
Corporate and Other..........................   23,712       1,877           58
                                               -------       -----          ---
Consolidated Liberty.........................  $41,943       1,926          158
                                               =======       =====          ===

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                            AMOUNTS IN MILLIONS
Consolidated segment operating cash flow.................   $1,086        998
Stock-based compensation.................................      (32)       (16)
Litigation settlements...................................       --         42
Depreciation and amortization............................     (484)      (484)
Interest expense.........................................     (444)      (448)
Share of earnings of affiliates..........................       15          5
Realized and unrealized gains (losses) on financial
  instruments, net.......................................      148       (344)
Gains (losses) on dispositions of assets, net............     (363)       621
Nontemporary declines in fair value of investments.......      (68)      (128)
Other, net...............................................       86         91
                                                            ------       ----
Earnings (loss) from continuing operations before income
  taxes and minority interests...........................   $  (56)       337
                                                            ======       ====

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

    The DHC Spin Off was completed on July 21, 2005. At the time of the DHC Spin Off, DHC's assets were comprised of a 100% ownership interest in Ascent Media, a 50% ownership interest in Discovery Communications, and $200 million in cash.

    Our most significant consolidated businesses at September 30, 2005 are QVC and SEG. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. SEG provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

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

    The "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include On Command Corporation ("On Command"), OpenTV Corp. ("OpenTV") and TruePosition. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. TruePosition provides equipment and technology that deliver location-based services to wireless users.

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

CONSOLIDATED OPERATING RESULTS

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                                   AMOUNTS IN MILLIONS
REVENUE
QVC...................................   $1,475     1,292      4,418      3,864
SEG...................................      245       245        757        715
Corporate and other...................      130        95        335        300
                                         ------     -----      -----      -----
    Consolidated revenue..............   $1,850     1,632      5,510      4,879
                                         ======     =====      =====      =====
OPERATING CASH FLOW
QVC...................................   $  306       271        953        819
SEG...................................       47        62        142        193
Corporate and other...................        3       (13)        (9)       (14)
                                         ------     -----      -----      -----
    Consolidated operating cash
      flow............................   $  356       320      1,086        998
                                         ======     =====      =====      =====
OPERATING INCOME (LOSS)
QVC...................................   $  179       153        572        470
SEG...................................       35        46        107        147
Corporate and other...................      (35)      (47)      (109)       (77)
                                         ------     -----      -----      -----
    Consolidated operating income.....   $  179       152        570        540
                                         ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased 13.4% and 12.9% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due to increases in revenue for each of our reportable segments. See "OPERATING RESULTS BY BUSINESS" below for a more complete discussion of these increases.

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

    Consolidated Operating Cash Flow increased 11.3% and 8.8% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are due primarily to an increase in QVC's operating cash flow resulting from higher revenue both domestically and internationally. The QVC increases were partially offset by a decrease in SEG's operating cash flow, which resulted primarily from higher programming costs in 2005.

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

    OPERATING INCOME. Consolidated operating income increased $27 million and $30 million for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are the net effect of a decrease for SEG (due to increased programming costs) and corporate and other (due to the TruePosition favorable litigation settlement in 2004) and an increase in operating income for QVC.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was fairly comparable over the 2005 and 2004 periods, as the effects of increases in the interest rates for our variable rate debt in 2005 were offset by decreases from debt retirements.

    DIVIDEND AND INTEREST INCOME.  Dividend and interest income was
$121 million and $114 million for the nine months ended September 30, 2005 and 2004, respectively. Interest and dividend income for the nine months ended September 30, 2005 was comprised of interest income earned on invested cash ($33 million), dividends on News Corp. common stock ($58 million), dividends on other AFS securities ($18 million), and other ($12 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                            AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call
  option features........................................    $ 114        221
Change in fair value of equity collars...................      238       (325)
Change in fair value of put options......................      (47)       (74)
Change in fair value of borrowed shares..................     (175)      (152)
Change in fair value of put spread collars...............        7          8
Change in fair value of other derivatives................       11        (22)
                                                             -----       ----
                                                             $ 148       (344)
                                                             =====       ====

    GAINS (LOSSES) ON DISPOSITIONS. We recognized losses on dispositions of $363 million for the nine months ended September 30, 2005 and gains on dispositions of $621 million for the nine months ended September 30, 2004. Included in our accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevision S.A. ("Cablevision"), a former equity method investment, and $175 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment. In the first quarter of 2005, we disposed of our interests in each of Cablevision and Telewest. Accordingly, we recognized approximately $488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. Our 2004 gains related primarily to an asset exchange with Comcast and dispositions of certain AFS securities. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. Our effective tax rate exceeded 100% for the nine months ended September 30, 2005 and was 70.0% for the nine months ended September 30, 2004. During the third quarter of 2005, we assessed our weighted average state tax rate in connection with the spin off of DHC. As a result of this assessment, we decreased our weighted average state tax rate and recognized an income tax benefit of $131 million. Our effective tax rate in 2004 differs from the U.S. federal income tax rate of 35% primarily due to provisions for state and foreign taxes.

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

    QVC's operating results are as follows:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                                   AMOUNTS IN MILLIONS
Net revenue...........................   $1,475     1,292       4,418      3,864
Cost of sales.........................     (942)     (814)     (2,778)    (2,429)
                                         ------     -----      ------     ------
    Gross profit......................      533       478       1,640      1,435
Operating expenses....................     (129)     (119)       (388)      (349)
SG&A expenses.........................      (98)      (88)       (299)      (267)
                                         ------     -----      ------     ------
    Operating cash flow...............      306       271         953        819
Stock-based compensation..............      (10)       (8)        (35)       (25)
Depreciation and amortization.........     (117)     (110)       (346)      (324)
                                         ------     -----      ------     ------
    Operating income..................   $  179       153         572        470
                                         ======     =====      ======     ======

    Net revenue includes the following revenue by geographical area:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                                   AMOUNTS IN MILLIONS
QVC-US................................   $1,039       932      3,098      2,794
QVC-UK................................      129       112        388        333
QVC-Germany...........................      178       145        557        452
QVC-Japan.............................      129       103        375        285
                                         ------     -----      -----      -----
Consolidated..........................   $1,475     1,292      4,418      3,864
                                         ======     =====      =====      =====

    QVC's consolidated net revenue increased 14.2% and 14.3% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The three month increase was driven by (i) a 10.3% increase in the number of units shipped from 32.0 million in 2004 to
35.3 million in 2005 and (ii) a 2.6% to 5.0% increase in the average sales price per unit ("ASP") (calculated in local currency) in each of QVC's markets, except QVC-Japan. The ASP in local currency for QVC-Japan decreased 2.2% for the three-month period due to increased sales of lower priced health and beauty products. The net revenue increase during the quarter was partially offset by the impact of unfavorable foreign currency rate fluctuations as the U.S. dollar strengthened against the UK pound sterling, the euro and the Japanese yen.

    The nine month increase in revenue is the result of (i) a 10.8% increase in the number of units shipped from 95.3 million to 105.6 million, (ii) a 0.9% to 4.9% increase in ASP in each market, except QVC-UK and (iii) the impact of favorable foreign currency rate fluctuations. The ASP in local currency for QVC-UK decreased 2.3% for the nine-month period, due to sales of lower priced items within the jewelry category and a shift in product mix to lower priced apparel and accessories. Average sales per subscriber also increased in each of QVC's markets in 2005. Returns as a percent of gross product revenue increased from 18.9% for the three months ended September 30, 2004 to 19.2% for the comparable period in 2005 and from 18.2% to 18.7% for the nine months ended September 30, 2005 due to a shift in the mix from home products to jewelry, apparel and accessory products, which typically have higher return rates. Each of QVC's markets added subscribers in 2005. The number of homes receiving QVC's services are as follows:

                                                           HOMES (IN MILLIONS)
                                                      ------------------------------
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2005            2004
                                                      --------------   -------------
QVC-US..............................................       90.5            88.4
QVC-UK..............................................       16.8            15.6
QVC-Germany.........................................       37.4            35.7
QVC-Japan...........................................       16.1            14.7

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

    As noted above, during the three and nine months ended September 30, 2005, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. While the U.S. dollar was weaker against these foreign currencies for the nine-month period in 2005 as compared to the same period in 2004, the U.S. dollar began to strengthen during the third quarter of 2005. In the event the U.S. dollar continues to strengthen against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                            PERCENTAGE INCREASE IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                    SEPTEMBER 30, 2005              SEPTEMBER 30, 2005
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................      11.5%           11.5%           10.9%           10.9%
QVC-UK.......................      15.2%           18.3%           16.5%           15.3%
QVC-Germany..................      22.8%           23.3%           23.2%           19.8%
QVC-Japan....................      25.2%           25.1%           31.6%           29.9%

    Gross profit percentage decreased from 37.0% for the three months ended September 30, 2004 to 36.1% for the comparable period in 2005. Such decrease is due primarily to an increase in the QVC-US and QVC-Germany inventory obsolescence provision, the reversal of certain accruals in the third quarter of 2004 and lower initial margins in QVC-UK and QVC-Germany due to product mix. The gross profit percentage remained constant at 37.1% for the nine month periods.

    QVC's operating expenses are comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 8.4% and 11.2% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.7% from 9.2% for the three-month period and decreased to 8.8% from 9.0% for the nine-month period. As a percentage of net revenue, order processing and customer service expenses decreased as a result of reduced personnel expense due to increased Internet sales and efficiencies in call handling and staffing. In addition, QVC's telecommunications expenses decreased in 2005 due to new contracts with certain of its service providers.

    QVC's SG&A expenses increased 11.4% and 12.0% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The majority of these increases is due to increases in personnel, information technology and marketing costs. Personnel cost increases reflect merit increases in the U.S. and the addition of personnel to support the increased sales of QVC's foreign operations. Information technology expenditure increases are the result of higher third-party service costs related to various software projects, as well as higher software maintenance fees.

    SEG. SEG provides premium programming distributed by cable operators, direct-to-home ("DTH") satellite providers and other distributors throughout the United States. The majority of SEG's revenue is derived from the delivery of movies to subscribers under affiliation agreements with these video programming distributors. Some of SEG's affiliation agreements provide for payments to SEG based on the number of subscribers that receive SEG's services. SEG also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay a fixed rate regardless of the number of subscribers. The fixed rate is increased annually or semi-annually as the case may be, and the fixed-rate agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the nine months ended September 30, 2005, 58.8% of SEG's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. SEG's affiliation agreement with Echostar has been extended until January 31, 2006, and SEG is currently in negotiations with Echostar regarding a new agreement. SEG's affiliation agreement with DirecTV expires in March 2006.

    SEG's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, SEG and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain Consumer Price Index ("CPI") adjustments, for EMP through 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast has agreed to the elimination of certain future marketing support commitments from SEG. As a result of this new agreement, SEG's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a total of six years and five years, respectively.

    SEG's operating results are as follows:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                                   AMOUNTS IN MILLIONS
Revenue...............................   $ 245        245        757        715
Operating expenses....................    (171)      (150)      (522)      (429)
SG&A expenses.........................     (27)       (33)       (93)       (93)
                                         -----       ----       ----       ----
    Operating cash flow...............      47         62        142        193
Stock-based compensation..............      --         (2)        --         (5)
Depreciation and amortization.........     (12)       (14)       (35)       (41)
                                         -----       ----       ----       ----
    Operating income..................   $  35         46        107        147
                                         =====       ====       ====       ====

    SEG's revenue was flat for the three months ended September 30, 2005 and increased 5.9% for the nine months ended September 30, 2005, as compared to the corresponding prior year periods. These changes are primarily due to an increase in the average number of subscription units for SEG's Thematic Multiplex, Starz and Encore services partially offset by a decrease in revenue from Comcast as a result of the new affiliation agreement described above. The Thematic Multiplex service is a group of up to six channels, each of which exhibits movies based on an individual theme. Total average subscription units, which represent the number of SEG services that are purchased by cable, DTH and other distribution media customers, increased 8.6% and 11.0% during the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods in 2004.

    While SEG's average subscription units increased 11.0% for the first nine months of 2005, as compared to the first nine months of 2004, total period-end subscription units increased 4.5% from December 31, 2004 to September 30, 2005, and period-end subscription units increased less than 1% during the third quarter of 2005. SEG believes that the lower percentage increase in subscription units in 2005 is due to a number of factors including
(1) certain cable operators shifting their focus and marketing expenditures away from the addition of premium video subscribers to promotion of other services; (2) a loss of subscribers due to the hurricane damage in the Gulf Coast region; and (3) a slow down in the conversion of cable subscribers to DTH satellite subscribers.

    SEG's period-end subscription units are presented in the table below.

                                                         SUBSCRIPTIONS
                                    -------------------------------------------------------
                                    SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
SERVICE OFFERING                         2005          2005         2005          2004
----------------                    --------------   ---------   ----------   -------------
                                                          IN MILLIONS
Thematic Multiplex................       137.7         136.3        131.5         130.3
Encore............................        25.3          24.9         24.5          24.5
Starz.............................        13.9          14.1         14.0          14.1
Movieplex.........................         3.6           3.7          3.8           3.9
                                         -----         -----        -----         -----
                                         180.5         179.0        173.8         172.8
                                         =====         =====        =====         =====

    At September 30, 2005, cable, DTH satellite, and other distribution media represented 65.4%, 33.5% and 1.1%, respectively, of SEG's total subscription units.

    SEG's operating expenses increased 14.0% and 21.7% for the three and nine months ended September 30, 2005, respectively, due to increases in programming costs, which increased from $140 million for the three months ended September 30, 2004 to $161 million in 2005 and from $400 million for the nine months ended September 30, 2004 to $493 million in 2005. Such increases are due primarily to (i) a higher cost per title due to new rate cards for movie titles under certain of its license agreements and (ii) an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions in 2005. In the second quarter of 2004, SEG began developing a streaming Internet movie service. Operating expenses (primarily an allocation of programming costs) for such initiative for the nine months ended September 30, 2005 and 2004 aggregated approximately $39 million and $3 million, respectively. The increase in costs allocated to the Internet movie service in 2005 is due to the fact that such service was not launched until July 1, 2004. Prior to that time all programming costs were attributed to SEG's television movie services.

    SEG expects that its full year 2005 programming costs will exceed the 2004 costs by approximately $100 million to $120 million due to the factors described above. Assuming a similar quantity of movie titles is available to SEG in 2006 and the box office performance of such titles is consistent with the performance of titles received in 2005, SEG expects that its 2006 programming expense will be less than 10% higher than its 2005 programming expense. These estimates are subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to SEG and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by SEG may differ from the amounts noted above. SEG has not generated increases in revenue or reductions in other costs to fully offset the 2005 programming increases. Accordingly, the increased programming costs have resulted in a reduction to SEG's operating income in 2005.

    SEG's SG&A expenses decreased 18.2% for the three months ended
September 30, 2005, and were flat for the nine-month period, as compared to the corresponding prior year periods. The three month decrease is due primarily to lower sales and marketing expenses. The nine-month comparison is due primarily to an $8 million credit recorded by SEG in 2004 related to the recovery of certain accounts receivable from Adelphia Communications, offset by lower sales and marketing expenses in 2005. During the nine months ended September 30, 2004, SEG participated in national marketing campaigns with certain of its larger multichannel television distributors. These campaigns were scaled back in 2005. As a result of this reduction and the new affiliation agreement with Comcast, sales and marketing expenses decreased for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods in 2004. SG&A expenses related to the new product initiative discussed above (before overhead allocations) aggregated approximately $5 million and $1 million for the nine months ended September 30, 2005 and 2004, respectively.

    OTHER. The increases in other consolidated subsidiary revenue for the three and nine months ended September 30, 2005 are primarily due to an increase in the revenue for TruePosition as this business continues to grow. The change in operating loss for the nine months ended September 30, 2005 for our other consolidated subsidiaries is due primarily to the litigation settlement income that TruePosition recognized in the first quarter of 2004.

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

    During the nine months ended September 30, 2005, our primary corporate use of cash was the retirement of $1,379 million principal amount of parent company debt for aggregate cash payments of $1,392 million plus accrued interest. We made a portion of these debt retirements pursuant to tender offers that we completed in the second quarter of 2005. The tender offers consisted of two separate offers. In one offer, we offered to purchase any and all of our 3.50% Senior Notes due 2006 (the "3.50% Notes") at a price of $988.02, plus any accrued and unpaid interest, for each $1,000 principal amount tendered; and in the second offer, we offered to purchase up to a specified maximum amount of our Floating Rate Senior Notes due 2006 (the "Floating Rate Notes"), at a price of $1,012.36, plus any accrued and unpaid interest, for each $1,000 principal amount tendered. We also offered to pay an additional $2.50 per $1,000 Floating Rate Note tendered by April 15, 2005. The maximum principal amount of Floating Rate Notes to be purchased was equal to the difference between the $1.0 billion cap on the aggregate principal amount subject to the tender offers and the aggregate principal amount of 3.50% Notes that we accepted for purchase in the offer for the 3.50% Notes.

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

    At September 30, 2005, we have $2,086 million in cash and marketable debt securities, $7,897 million of non-strategic AFS securities (including related derivatives and share borrow arrangements with an estimated liability fair value of $178 million) and $10,304 million of total face amount of debt. In addition, we own $8,163 million of News Corp. common stock and $1,755 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. Accordingly, we believe that our liquidity position at September 30, 2005 is very strong.

    Our projected uses of cash for the remainder of 2005 include the completion of our debt reduction program by either settling outstanding total return bond swaps for cash payments of approximately $300 million or by taking advantage of other opportunities to retire debt. In addition to our debt repayments, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

    In addition to the foregoing cash needs in 2005, our remaining 3.50% Notes and Floating Rate Notes are due and payable in September 2006. The aggregate outstanding principal of these two issuances was $1,597 million at September 30, 2005. We expect to fund these debt payments with cash proceeds from the QVC Credit Facility and cash on hand.

    Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide us with an additional source of liquidity. Based on the put price and assuming we physically settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $274 million during the remainder of 2005, $395 million in 2006, $385 million in 2007, $1,180 million in 2009, and $2,996 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of September 30, 2005, such borrowing capacity aggregated approximately
$4,961 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    Based on currently available information, we expect to receive approximately $145 million in dividend and interest income during the year ended December 31, 2005. Based on current debt levels and current interest rates, we expect to make interest payments of approximately $500 million during the year ended
December 31, 2005, approximately $480 million of which relates to parent company debt.

    As of December 31, 2004, each of Standard and Poor's Rating Service ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch") rated our senior debt at the lowest level of investment grade. At that date, S&P and Moody's both had a negative ratings outlook, while Fitch had a stable outlook. On March 15, 2005, S&P and Fitch each lowered its rating on our senior debt to one level below investment grade. On May 13, 2005 Moody's announced that it had placed our senior debt under review, and on August 18, 2005 Moody's lowered its rating on our senior debt to one level below investment grade. None of our existing indebtedness includes any covenant under which a default has occurred as a result of such downgrades. However, such downgrades could adversely affect our access to the public debt markets and our overall cost of future corporate borrowings. Notwithstanding the foregoing, we do not believe that the downgrades will adversely impact the ability of our subsidiaries to arrange bank financing or our ability to borrow against the value of our equity collars.

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

    During the nine months ended September 30, 2005, our subsidiaries funded capital expenditures ($158 million) and the repurchase of certain subsidiary common stock ($52 million) with cash on hand and cash generated by their operating activities.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    During the third quarter of 2005, TruePosition entered into an agreement with one of its major customers whereby TruePosition will remove and replace certain location-based equipment supplied by another vendor and currently installed in the customer's network. TruePosition currently estimates that the costs to provide this equipment and service will exceed the revenue earned and that it will incur a loss on the contract. Since this agreement is an executory contract, TruePosition will recognize this loss during the term of the contract as material elements of the contract are delivered. TruePosition entered into this agreement because it believes its appointment as the customer's exclusive provider of these services and the resulting future potential revenue earned from the customer's continuing network build-out and expansion will exceed the loss computed on the contractual arrangement. However, no assurance can be given that future business from this customer will be sufficient to offset the loss incurred on this portion of the contract.

    SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by SEG at September 30, 2005 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2005 is payable as follows: $98 million in 2005, $51 million in 2006 and $20 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at September 30, 2005. SEG's estimate of amounts payable under these agreements is as follows: $24 million in 2005; $648 million in 2006; $113 million in 2007; $104 million in 2008; $91 million in 2009 and $133 million thereafter.

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

    Liberty guarantees SEG's film licensing obligations under certain of its studio output agreements. At September 30, 2005, Liberty's guarantee for studio output obligations for films released by such date aggregated $702 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    At September 30, 2005, we guaranteed Y4.1 billion ($36 million) of the bank debt of J-COM, a former equity affiliate that provides broadband services in Japan. Our guarantees expire as the underlying debt matures and is repaid. The debt maturity dates range from 2005 to 2018. Our investment in J-COM was attributed to LMI in the LMI Spin Off. In connection with the LMI Spin Off, LMI has indemnified us for any amounts we are required to fund under these guarantees.

    From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the underlying debt securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than 10%, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At September 30, 2005, the aggregate purchase price of debt securities underlying total return debt swap arrangements, all of which related to our senior notes and debentures, was $438 million. As of such date, we had posted cash collateral equal to $44 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $394 million. The posting of such collateral and the related settlement of the agreements would reduce our outstanding debt by an equal amount.

    Since issuance, we have claimed interest deductions on our exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. Interest deducted in prior years on our exchangeable debentures has contributed to NOLs that may be carried to offset taxable income in 2005 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, the NOLs we have recorded would not be available to offset our current taxable income, and we would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of September 30, 2005, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,394 million, which had a weighted average interest rate of 4.7%. Our variable rate debt of $1,910 million had a weighted average interest rate of 5.4% at September 30, 2005. Had market interest rates been 100 basis points higher (representing an approximate 21.8% increase over our variable rate debt effective cost of borrowing) throughout the nine months ended September 30, 2005, we would have recognized approximately $22 million of additional interest expense.

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

                                                                    ESTIMATED AGGREGATE FAIR VALUE
                                                              -------------------------------------------
                                                                             PUT
                                                                EQUITY      SPREAD      PUT
                                                              COLLARS(1)   COLLARS    OPTIONS     TOTAL
                                                              ----------   --------   --------   --------
                                                                          AMOUNTS IN MILLIONS
Fair value at September 30, 2005............................    $1,595       232        (492)     1,335
5% increase in market prices................................    $1,445       232        (471)     1,206
10% increase in market prices...............................    $1,295       232        (451)     1,076
5% decrease in market prices................................    $1,744       232        (512)     1,464
10% decrease in market prices...............................    $1,893       232        (533)     1,592

------------------------

(1) Includes narrow-band collars.

    At September 30, 2005, the fair value of our AFS securities was $18,370 million. Had the market price of such securities been 10% lower at September 30, 2005, the aggregate value of such securities would have been $1,837 million lower resulting in an increase to unrealized holding losses in other comprehensive earnings (loss). Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

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

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are generally translated at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of our Quarterly Report on Form 10-Q filed on August 5, 2005,
Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 9, 2005 and
Part I, Item 3 of our Annual Report on Form 10-K filed on March 14, 2005

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

                                                       LIBERTY MEDIA CORPORATION

Date: November 9, 2005                                 By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: November 9, 2005                                 By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: November 9, 2005                                 By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1   Rule 13a-14(a)/15d-14(a) Certification.

31.2   Rule 13a-14(a)/15d-14(a) Certification.

31.3   Rule 13a-14(a)/15d-14(a) Certification.

32     Section 1350 Certification