Form 10-K
period 2005-12-31
LIBERTY MEDIA CORP /DE/
filed 2006-03-08
CIK 1082114

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16615

LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5400

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	New York Stock Exchange
Series B Common Stock, par value $.01 per share	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting stock held by nonaffiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2005, was approximately $27.2 billion.

        The number of shares outstanding of Liberty Media Corporation's common stock as of January 31, 2006 was:

Series A Common Stock—2,682,351,118; and
Series B Common Stock—121,062,825 shares.

Documents Incorporated by Reference

        The Registrant's definitive proxy statement for its 2006 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY MEDIA CORPORATION
2005 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

  (a)
  General Development of Business

        Liberty Media Corporation is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Through our subsidiaries, we operate in the United States, Europe and Asia. Our principal assets include interests in QVC, Inc., Starz Entertainment Group LLC, IAC/InterActiveCorp, Expedia, Inc. and News Corporation.

        From March 9, 1999 through August 9, 2001 we were a wholly-owned subsidiary of AT&T Corp. (which recently completed a merger with SBC Communications, Inc., and is now known as AT&T, Inc.) On March 9, 1999, AT&T acquired by merger our parent company at that time, the former Tele-Communications, Inc. ("TCI"), which was converted to a limited liability company and renamed AT&T Broadband, LLC. As part of that merger, AT&T issued its Class A and Class B Liberty Media Group tracking stock, which was designed to reflect the economic performance of the businesses and assets of AT&T attributed to its "Liberty Media Group." Our businesses and assets constituted all of the businesses and assets of Liberty Media Group.

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

  Recent Developments

        On July 21, 2005, we completed the spin off of Discovery Holding Company, one of our wholly-owned subsidiaries, which we refer to as DHC. In connection with this spin off transaction, holders of our common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of our Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of our Series B common stock owned. At the time of the spin off, DHC owned a 100% controlling interest in Ascent Media Group, LLC, a 50% equity interest in Discovery Communications, Inc. and $200 million in cash. See note 5 to the accompanying consolidated financial statements for more information on the DHC spin off.

        During 2005, we completed our debt reduction program that we announced and initiated in the fourth quarter of 2003. During 2005 and pursuant to this program, we retired $1,719 of our parent company debt for aggregate cash payments of $1,731 million. A portion ($800 million) of these debt retirements were funded with borrowings under QVC's bank credit facility. Since the inception of the program, we have retired $4.43 billion of parent and subsidiary debt, net of borrowings under the QVC bank credit facility.

        On November 9, 2005, we announced our intention to create, subject to stockholder approval, two new tracking stocks, one ("Liberty Interactive Stock") intended to reflect the separate performance of our businesses engaged in video and on-line commerce, including our subsidiaries, QVC and Provide Commerce, Inc. and our interests in IAC/InterActiveCorp and Expedia, the other ("Liberty Capital Stock") intended to reflect the separate performance of all of our assets and businesses not attributed to the Interactive Group. If the proposal to create the tracking stocks is approved and completed, each share of our existing Series A and Series B common stock would be exchanged for .25 of a share of the same series of Liberty Interactive Stock and .05 of a share of the same series of Liberty Capital Stock.

* * * * *

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In some cases, you can identify these statements by our use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "intend," and other words of similar substance. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

  •
  general economic and business conditions and industry trends;

  •
  consumer spending levels, including the availability and amount of individual consumer debt;

  •
  the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

  •
  continued consolidation of the broadband distribution and movie studio industries;

  •
  uncertainties inherent in the development and integration of new business lines and business strategies;

  •
  changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

  •
  increased digital TV penetration and the impact on channel positioning of our networks;

  •
  rapid technological changes;

  •
  capital spending for the acquisition and/or development of telecommunications networks and services;

  •
  uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

  •
  future financial performance, including availability, terms and deployment of capital;

  •
  fluctuations in foreign currency exchange rates and political unrest in international markets;

  •
  the ability of suppliers and vendors to deliver products, equipment, software and services;

  •
  the outcome of any pending or threatened litigation;

  •
  availability of qualified personnel;

  •
  changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

  •
  changes in the nature of key strategic relationships with partners and joint venturers;

  •
  competitor responses to our products and services, and the products and services of the entities in which we have interests; and

  •
  threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

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

        We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our pre-tax earnings. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

  (c)
  Narrative Description of Business

        The following table identifies our more significant subsidiaries and minority investments.

  Consolidated Subsidiaries

  QVC, Inc.
  Starz Entertainment Group LLC
  On Command Corporation
  Provide Commerce, Inc.
  OpenTV Corp. (Nasdaq:OPTV)
  TruePosition, Inc.

  Equity and Cost Method Investments

  Courtroom Television Network, LLC
  Expedia, Inc. (Nasdaq:EXPE)
  GSN, LLC
  WildBlue Communications, Inc.
  IAC/InterActiveCorp (Nasdaq:IACI)
  News Corporation (NYSE:NWS; NYSE:NWSa)
  Time Warner Inc. (NYSE:TWX)(1)
  Sprint Nextel Corporation (NYSE:S)(1)
  Motorola, Inc. (NYSE:MOT)(1)
  Viacom, Inc. (NYSE:VIAb)(1)

(1)
Represents an available-for-sale security in which we have less than a 5% ownership interest and that we consider a non-strategic financial asset in our portfolio.

  QVC, Inc.

        QVC, Inc. and its subsidiaries market and sell a wide variety of consumer products in the U.S. and several foreign countries primarily by means of merchandise-focused televised shopping programs on the QVC networks and, to a lesser extent, via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC networks, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2005, approximately 18% of QVC's domestic revenue and approximately 16% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

        QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. For the year ended December 31, 2005, home, apparel/accessories and jewelry accounted for approximately 45%, 33% and 22%, respectively, of QVC's net revenue generated by its United States operations. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand name and other products also available from other retailers. QVC's exclusive products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

        QVC distributes its television programs, via satellite or optical fiber, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected, non-preemptible transponder on a domestic satellite. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. QVC's international business units each obtain uplinking services from third parties for their uplinking and transmit their programming to non-preemptible transponders on five international satellites. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a "protected" failure. QVC's transponder service agreement for its domestic transponder expires in 2019. QVC's transponder service agreements for its international transponders expire in 2006 through 2013.

        QVC enters into long-term affiliation agreements with satellite and cable television operators who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2006 to 2015. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future.

        In return for carrying the QVC signals, each programming distributor in the United States, the United Kingdom and Germany receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In Japan, some programming distributors receive an agreed-upon monthly fee per subscriber regardless of the net sales, while others earn a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "browsing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As more U.S. cable operators convert their analog customers to digital, channel positioning will become more critical due to the increased channel options on the digital line-up.

        QVC's shopping programs are telecast live 24 hours a day to 91 million homes in the United States. QVC Shopping Channel reaches 18 million households in the United Kingdom and the Republic of Ireland and is broadcast live 17 hours a day. QVC's shopping network in Germany, reaches 37 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches 17 million households and is broadcast live 24 hours a day.

        QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. QVC also has one phone center in each of the United Kingdom and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 35% of all orders taken. QVC has seven distribution centers worldwide and is able to ship approximately 88% of its orders within 48 hours.

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

  Starz Entertainment Group LLC

        Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's analog or digital package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Whether a programming service is a basic or premium channel, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Their continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements. Premium services do not sell advertising and primarily generate their revenue from subscriber fees.

        Starz Entertainment Group LLC ("SEG"), a wholly-owned subsidiary, provides premium movie networks and programming distributed by cable, direct-to-home satellite, telephony, the Internet and other distribution media providers in the United States. SEG's primary service offerings are (1) Starz, which is primarily a first-run movie service that generally includes five channels branded with the Starz name, each of which exhibits movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz is generally purchased by subscribers as an a-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore is generally purchased by subscribers as part of a digital package, which includes a variety of general entertainment digital networks. Distributors may also sell Encore on an a-la-carte basis or packaged with Starz. SEG's services also include Movieplex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; Starz On Demand; Encore on Demand; Movieplex on Demand and a high definition feed of the Starz channel on StarzHD. In addition, SEG distributes via the Internet Starz Ticket, a subscription package comprising Starz and Starz On Demand; and Vongo, also a subscription package, which, in addition to Starz and Starz On Demand, also offers pay-per-view and other entertainment content. As of December 31, 2005, SEG had 14.1 million Starz subscriptions and 25.8 million Encore subscriptions.

        The majority of SEG's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems, including Comcast Cable, DirecTV, Echostar, Time Warner, Charter Communications, Cox Communications, Adelphia Communications, Cablevision Systems, Insight Communications, Mediacom Communications and the National Cable Television Cooperative. Some of SEG's affiliation agreements provide for payments based on the number of subscribers that receive SEG's services. SEG also has affiliation agreements with certain of its customers, including its agreement with Comcast Cable, pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual Consumer Price Index. SEG's agreement with Comcast requires Comcast to carry the Encore and Thematic Multiplex channels through September 2009 and Starz through December 2012. The affiliation agreements with Echostar and DirecTV expire on March 8, 2006 and March 31, 2006, respectively. SEG is currently in negotiations with both providers regarding multi-year distribution agreements for all of SEG's service offerings. SEG's other affiliation agreements expire between now and December 2008. For the year ended December 31, 2005, SEG earned 58% of its total revenue from Comcast, DirecTV and Echostar, collectively.

        The costs of acquiring rights to programming are SEG's principal expenses. In order to exhibit theatrical motion pictures, SEG enters into agreements to acquire rights from major motion picture producers including Hollywood Pictures, Touchstone Pictures, Miramax Films, Disney, Revolution Studios, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. SEG also has exclusive rights to air first-run output from four independent studios. These output agreements expire between 2006 and 2011, with extensions, at the option of two studios, potentially extending the expiration dates of those agreements to 2013 and 2014.

        SEG uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. SEG leases its transponders under long-term lease agreements. At December 31, 2005, SEG's transponder leases had termination dates ranging from 2018 to 2021. SEG transmits to these transponders from its uplink center in Englewood, Colorado.

  On Command Corporation

        On Command Corporation, a wholly-owned subsidiary, is a leading provider (based on number of hotel rooms served) of in-room video entertainment and information services to hotels, motels and resorts (which we collectively refer to as hotels) primarily in the United States. On Command's base of installed rooms was approximately 813,000 rooms at December 31, 2005.

        On Command provides in-room video entertainment and information services on two main technology platforms: the OCV video system and the OCX video system. The OCV video system is a video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. The OCX video system is a digital platform that provides the same features as the OCV system and in addition provides enhanced multimedia applications, including an improved graphical interface for movies and games, digital music, television-based Internet with a wireless keyboard and other guest services. In addition, both of On Command's platforms provide for in-room viewing of select cable channels (such as HBO, Starz, ESPN, CNN, Disney Channel and Discovery). At December 31, 2005, On Command provided its OCX and OCV video systems in 520,000 and 293,000 rooms, respectively.

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

        On Command primarily provides its services under long-term contracts to hotel corporations, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Six Continents, Hyatt, Wyndham, Starwood, Radisson, Fairmont, Four Seasons and other select hotels. On Command's contracts with hotels generally provide that On Command will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit On Command to set its prices. On Command's contracts with hotels typically set forth the terms governing On Command's provision of free-to-guest programming as well. At December 31, 2005, contracts covering approximately 40% of On Command's installed rooms have expired, or are scheduled to expire, if not otherwise renewed, during the two-year period ending December 31, 2007. Marriott, Hyatt and Hilton accounted for approximately 34%, 8% and 7% respectively, of On Command's room revenues for the year ended December 31, 2005. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

  Provide Commerce, Inc.

        Provide Commerce, Inc., a wholly-owned subsidiary that we acquired on February 9, 2006, operates an e-commerce marketplace of websites for perishable goods that delivers products directly from suppliers to customers at competitive prices. Provide Commerce combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with Federal Express Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide Commerce derives its revenue primarily from the sale of flowers and plants on its proflowers.com website and from the sale of gourmet foods from its Uptown Prime, a supplier of premium meats and seafood, Cherry Moon Farms, a supplier of fresh premium fruits, and Secret

Spoon, a supplier of fresh desserts and confections, branded websites. Provide Commerce also enters into arrangements with businesses desiring to offer high-quality, time-sensitive or perishable products to customers on a co-branded or private label basis, designing and hosting dedicated websites on behalf of such clients.

  OpenTV Corp.

        OpenTV provides technology, content and applications, and services that enable digital television network operators to deliver and manage interactive television services on all major digital television platforms—cable, satellite and terrestrial—in all major geographic areas of the world. OpenTV's software products, including its core middleware and its interactive service platform, have been shipped in more than 60 million digital set-top boxes worldwide. OpenTV offers its customers a comprehensive suite of interactive and enhanced television solutions that leverage its proprietary software and technologies and worldwide patent portfolio. OpenTV's core software products enable network operators to manage the creation and delivery of interactive and enhanced television services to their subscribers. OpenTV develops and manages branded television channels that allow viewers to play interactive games, and it offers applications that enable viewers to engage in commerce transactions, retrieve information such as weather reports and sports updates, and engage in other interactive services, including fixed-odds gaming, through their televisions. OpenTV also recently began efforts to market and commercially deploy targeted and addressable advertising solutions and research analyses detailing how viewers engage and interact with programs and advertisements. To complement its technologies and interactive content and applications, OpenTV also offers a full suite of professional engineering and consulting services. These services allow OpenTV to manage various interactive television projects, from discrete integration or development assignments to complete end-to-end digital programming solutions for network operators.

        OpenTV derives revenue from (1) royalties from the sale of set-top boxes that incorporate OpenTV software; (2) fees for consulting engagements for set-top box manufacturers, network operators and system integrators and maintenance and support for set-top box manufacturers; (3) channel fees from consumers of the PlayJam interactive games channel who pay to play games and register for prizes; and (4) license fees from the sale of products such as Device Mosaic, OpenTV Core, OpenTV Measure and various applications, including OpenTV Publisher. Sky Italia, BSkyB and Echostar accounted for 12%, 19% and 17%, respectively, of OpenTV's revenue in 2005.

        While OpenTV is one of the world's leading interactive television companies, the interactive television industry is still in its infancy. The growth of the industry and of OpenTV is highly dependent upon a number of factors, including (i) consumer acceptance of interactive services and products; (ii) deployment of capital by broadband service providers for interactive hardware and software; (iii) acceptance by broadband service providers of OpenTV's interactive technology and products; and (iv) continued development of interactive technology, products and services. These factors are largely not within OpenTV's control and no assurance can be given that interactive television will expand beyond its current state.

        We own shares of OpenTV's Class A common stock and Class B common stock, representing an approximate 31% equity interest and an approximate 78% voting interest in OpenTV. Each share of OpenTV Class B common stock has 10 votes per share and is convertible into one share of OpenTV Class A common stock, which has one vote per share.

  TruePosition, Inc.

        TruePosition, Inc. develops and markets technology for locating wireless phones and other wireless devices, enabling wireless carriers, application providers and other enterprises to provide E-911 and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to a

Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. Cingular Wireless began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. As of December 31, 2005, both wireless carriers are actively deploying TruePosition's technology and using the technology for E-911. In addition, as of December 31, 2005 three smaller wireless carriers have deployed or started to deploy TruePosition's technology. Although many of the following services have not yet been developed, and may not be developed successfully or at all, TruePosition's wireless location technology could also be used to implement a number of commercial location based services including (1) comfort and security related applications, including child, pet and elderly tracking; (2) convenience/information services such as "concierge" and "personal navigation" to identify and provide directions to the nearest restaurant, ATM, or gas station or allow travelers to obtain other information specific to their location; (3) corporate applications, such as fleet or asset tracking to enable enterprises to better manage mobile assets to optimize service or cut costs; (4) entertainment/community services such as "friend finder" or "m-dating" to allow mobile users to create a localized community of people with similar interests and receive notification when another group member is close-by; (5) mobile commerce services to help users shop or purchase goods or services from the retailer closest to their current location; and (6) safety related applications to help public or private safety organizations find or track mobile users in need of assistance or help locate stolen property.

        TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has not earned revenue from other location-based services, but it could realize such revenue in the future if such services are developed and offered using TruePosition's technology. Substantially all of TruePosition's reported revenues in 2003, 2004 and 2005 were derived from Cingular Wireless. Recognition of revenue earned from T-Mobile is deferred pending delivery of specified elements, which to date have not been delivered.

        The TruePosition® Finder™ system is a passive overlay system designed to enable mobile wireless service providers to determine the location of wireless devices, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Finder™ system calculates the latitude and longitude of a designated wireless telephone or other transmitter and forwards this information in real time to application software. TruePosition technology offerings cover multiple major wireless air interfaces such as Time Division Multiple Access (TDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

        We own approximately 89% of the common equity of TruePosition and 100% of the TruePosition preferred stock with a liquidation preference of $385 million at December 31, 2005.

  Courtroom Television Network, LLC.

        Courtroom Television Network, LLC owns and operates Court TV, a basic cable network that provides informative and entertaining programming based on the American legal system. Court TV's day-time programming focuses on trial coverage and legal news. In primetime, the network airs original programming such as Forensic Files and Psychic Detectives, original movies such as The Exonerated and Guilt by Association, reality-based documentary specials and off-network series such as Law and Order: Trial by Jury and COPS. Court TV was launched in 1991, and as of December 31, 2005 had approximately 85 million Nielsen subscribers. Court TV earns revenue from the sale of advertising on its network, from affiliation agreements with cable television and direct-to-home satellite operators and by licensing its programs for international distribution. Court TV's affiliation agreements with three affiliates representing, in the aggregate, approximately 26% of Court TV's subscribers have expired, and Court TV is in negotiations for the renewal of such agreements. At December 31, 2005, Court

TV's other affiliation agreements have remaining terms of five years and provide for payments based on the number of subscribers that receive Court TV's services. No single distributor represented more than 10% of Court TV's consolidated revenue for 2005. Court TV also operates three Internet websites: CourtTV.com, The SmokingGun.com and CrimeLibrary.com, and earns revenue from the sale of advertising on these websites.

        We and Time Warner Inc. each own 50% of Courtroom Television Network. Pursuant to Courtroom Television Network's operating agreement, no action may be taken with respect to certain material matters without our approval and that of Time Warner. Also pursuant to Courtroom Television Network's operating agreement, each member has a right of first offer with respect to any proposed transfer by the other member of its interest in Courtroom Television Network other than to an affiliate of the transferring member. In addition, we may at any time require Time Warner to purchase all, but not less than all, of our ownership interest, and Time Warner may require us to sell to it all, but not less than all, of our ownership interest in Courtroom Television Network.

  Expedia, Inc.

        Expedia, Inc. is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia, Hotels.com, Hotwire, Expedia Corporate Travel, Classic Custom Vacations and a range of other domestic and international brands and businesses. Expedia's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Expedia has created an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allows these travel suppliers to efficiently reach and provide their products and services to Expedia customers. Through its diversified portfolio of domestic and international brands and businesses, Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for Expedia's brands and businesses allows it to target a broad range of customers looking for different value propositions. Expedia reaches many customers in several countries and multiple continents through its various brands and businesses, typically customizing international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

        Expedia generates revenue by reserving travel services as the merchant of record and reselling these services to customers at a profit. Expedia also generates revenue by passing reservations booked by its customers to the relevant services for a fee or commission.

        We indirectly own an approximate 20% equity interest and a 52% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive of Expedia, is currently entitled to vote our shares of Expedia, subject to certain limitations. Through our governance arrangements we have the right to appoint and have appointed two of the nine members of Expedia's board of directors.

  GSN, LLC

        GSN, LLC owns and operates GSN. With nearly 58 million subscribers as of December 31, 2005, GSN is a basic cable network dedicated to game-related programming and interactive game playing. GSN offers 24-hour cable programming consisting of game shows, casino games, reality series, documentaries and other game-related shows. GSN currently features 133 hours per week of interactive programming, which allows viewers a chance to win prizes by playing along with GSN's televised games. Players can play along using their computer at GSN.com or, in certain markets where available, using their remote control through a digital cable box.

        GSN's revenue is derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems and from the sale of advertising on its network. GSN's affiliation agreements provide for payments based on the number of subscribers that receive GSN's services and expire between now and 2008. GSN is currently out of contract with DirecTV, a distributor that accounts for approximately 25% of GSN's current subscriber base, and is in negotiations for the renewal of such contract. For the year ended December 31, 2005, GSN earned 14% of its total revenue from Comcast and 11% of its total revenue from DirectTV.

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

  WildBlue Communications, Inc.

        WildBlue Communications, Inc. delivers two-way broadband Internet access via satellite to homes and small businesses in rural markets underserved by terrestrial broadband alternatives. WildBlue provides coverage across the continental United States using a 26-inch satellite mini-dish equipped with both a transmitter and receiver for two-way satellite connectivity to the Internet. WildBlue has a prepaid license for Ka-band capacity on a geostationary satellite located at 111.1 degrees West Longitude. The expected life of the satellite is approximately 15 years. In the event the satellite fails at any time through July 2007, WildBlue is entitled to reimbursement of the cash prepayments made for the license.

        WildBlue launched its service in mid-2005 and generates revenue by charging subscription fees for its Internet access services as well as fees for equipment sales and related installation charges. At December 31, 2005, WildBlue had approximately 25,000 subscribers.

        We own an approximate 32% equity interest in WildBlue.

  IAC/InterActiveCorp

        IAC/InterActiveCorp is a multi-brand interactive commerce company transacting business worldwide via the Internet, television and the telephone. IAC's portfolio of companies collectively enables direct-to-consumer transactions across many areas, including home shopping, ticketing, personals, travel, teleservices and local services.

        IAC consists of the following sectors:

  •
  Retailing, which includes HSN U.S., HSN International and Cornerstone Brands, Inc;

  •
  Services, which includes Ticketmaster, Lending Tree and its affiliated brands and businesses, and service outsourcers, including Precision Response Corporation;

  •
  Media and Advertising, which includes Ask Jeeves, Inc. and Citysearch; and

  •
  Membership and Subscriptions, which includes match.com, Entertainment Publications, which promotes merchants through consumer savings and Interval International, which offers services to time share vacation owners.

        IAC's businesses largely act as intermediaries between suppliers and consumers. IAC aggregates supply from a variety of sources and captures consumer demand across a variety of channels.

        We indirectly own an approximate 22% equity interest and a 54% voting interest in IAC. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and CEO of IAC, is currently entitled to vote our shares of IAC, subject to certain limitations. Through our governance arrangements we have the right to appoint two of thirteen members of IAC's board of directors.

  News Corporation

        News Corp. is a diversified international media and entertainment company with operations in eight industry segments, including filmed entertainment, television, cable network programming, direct broadcast satellite television, magazines and inserts, newspapers, book publishing and other. News Corp.'s activities are conducted principally in the United States, Continental Europe, the United Kingdom, Asia, Australia and the Pacific Basin. News Corp. is a holding company that conducts all of its activities through subsidiaries and affiliates. Its principal subsidiaries and affiliates are Fox Entertainment Group, Inc., Twentieth Century Fox Film Corporation, Fox Television Holdings, Inc., Fox Broadcasting Company, Fox Sports Networks, Inc., NDS Group plc, News America Marketing In-Store Services, Inc., News American Marketing FSI, Inc., News International Limited, News Limited, HarperCollins Publishers, Inc., HarperCollins Publishers Limited, STAR Group Limited, BSkyB and The DIRECTV Group. We own shares representing an approximate 16% equity interest and an approximate 19% voting interest in News Corp.

Regulatory Matters

  Programming and Interactive Television Services

        In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

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

        Regulation of Ownership.    The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provided for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carried minority-controlled programming services. The regulations also grandfathered existing carriage arrangements that exceeded the channel limits, but required new channel capacity to be devoted to unaffiliated programming services until the system achieved compliance with the regulations. These channel occupancy limits applied only up to 75 activated channels on the cable system, and the rules did not apply to local or regional programming services. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and on May 17, 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems.

        In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. The FCC presently is conducting a rulemaking regarding this ownership limitation and its ownership attribution standards.

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

        Regulation of Carriage of Broadcast Stations.    The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. On January 18, 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC denied mandatory dual carriage of a television station's analog and digital signals during the digital television transition and also denied mandatory carriage of all of a television station's digital signals, other than its "primary" signal. Television station owners have sought reconsideration of the FCC's decision and may seek judicial review or legislative change of the FCC's decision.

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

        A-La-Carte Proceeding.    In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "a-la-carte", i.e. on an individual or small tier basis. The Media Bureau released a report on November 19, 2004, which concluded that a-la-carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. On February 9, 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-la-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-la-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. The programming companies that distribute their services in tiers or packages of programming services would experience decreased distribution if a-la-carte carriage were mandated.

        Copyright Regulation.    The programming companies in which we have interests must obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and the Society of European Stage Authors and Composers (SESAC), each with rights to the music of various artists. The programming companies in which we have interests generally have obtained the necessary rights through separate agreements with ASCAP, BMI and SESAC, which have negotiated agreements with some programmers that include new rate structures and may require retroactive rate increases. Certain of the programming companies also have obtained licenses for music performance rights outside the United States through various licensing agencies located in the foreign countries in which their services are distributed.

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

  Internet Services

        The Internet businesses in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations. Certain of our subsidiaries engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. Goods sold over the Internet also must comply with traditional regulatory requirements, such as the Federal Trade Commission requirements regarding truthful and accurate claims. With regard to state and local taxes, legislation enacted by Congress in 2004 extended the moratorium on such taxes on Internet access and commerce until November 1, 2007.

        Congress and individual states may consider additional online privacy legislation. Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

  Other Regulation

        We also have significant ownership interests on a cost basis in other entities, such as News Corporation and Sprint Nextel Corporation, which are extensively regulated. For example, the broadcast stations owned and the direct broadcast satellite service controlled by News Corp. are subject to a variety of FCC regulations. Sprint Nextel is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

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

Competition

        Our businesses that engage in electronic retail compete with traditional offline and online retailers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. QVC and IAC's subsidiary, Home Shopping Network, compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and Hallmark Flowers, floral wire services such as FTD and Teleflora, online meat providers, such as Omaha Steaks Company and specialty catalog companies, such as Harry & David.

We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, convenience, price, website performance, customer service and accuracy of order shipment.

        Our businesses that distribute programming for cable and satellite television compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, the programming services of our programming businesses compete for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Our programming businesses also compete for creative talent and programming content. In addition, SEG relies on third parties for substantially all of its programming content whereas SEG's competitors produce some of their own programming content. We believe that the principal competitive factors for our programming businesses are prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

        Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with online and offline providers of similar services including providers of ticketing services, lending services, travel agencies, operators of destination search sites and search-centric portals, search technology providers, online advertising networks, site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors that focus on a specific category or geography. Expedia also competes with travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, as well as with American Express and Navigant International, providers of corporate travel services. We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

        The businesses of providing software and related technologies, content and applications and professional services for interactive and enhanced television are highly competitive and rapidly changing. The interactive television technology companies with which OpenTV competes include NDS Group plc., Microsoft Corporation and Scientific Atlanta. Companies that develop interactive television content and applications include dedicated applications providers, interactive television technology companies, and independent third parties that develop and provide applications for middleware platforms. Competition is also faced from media companies and network operators that have publicly announced interactive television initiatives. We expect competition in the interactive content and applications area to intensify as the general market for interactive television services further develops, particularly in the case of independent third parties that have the ability to develop applications for middleware platforms at relatively modest expense through the use of applications development tools.

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

Employees

        As of December 31, 2005, we had approximately 60 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 13,600 employees. We believe that our employee relations are good.

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

Item 1A. Risk Factors.

        The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us.    We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority stake). Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent it from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken.

        If we fail to meet required capital calls to a business affiliate, we could be forced to sell our interest in that company, our interest in that company could be diluted or we could forfeit important rights.    We are a party to stockholder and partnership agreements relating to our equity interest in business affiliates that provide for possible capital calls on stockholders and partners. Our failure to meet a capital call, or other commitment to provide capital or loans to a particular business affiliate, may have adverse consequences to us. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash.

        The liquidity and value of our interests in our business affiliates may be affected by market conditions beyond our control that could cause us to take significant impairment charges due to other than temporary declines in the market value of our available for sale securities.    Included among our assets are equity interests in publicly traded companies which are or will be accounted for as available-for-sale securities. The value of these interests may be affected by economic and market conditions that are beyond our control. We are required by accounting principles generally accepted in the United States to determine, from time to time, whether a decline in the market value of any of those investments below our cost for that investment is other than temporary. If we determine that the decline is other than temporary, we are required to write down our cost to a new cost basis, with the amount of the write-down accounted for as a realized loss in the determination of net income for the period in which the write-down occurs. We have at times realized significant losses in prior periods due to other-than-temporary declines in the fair value of certain of our available-for-sale securities, and we may be required to realize further losses of this nature in future periods. A number of factors are used in determining the fair value of an investment and whether any decline in an investment is other than temporary. As the assessment of fair value and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, the actual amount we may eventually realize for an investment could differ materially from our assessment of the value of that investment made in an earlier period. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

        A substantial portion of our consolidated debt is held at the parent company level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and its other financial obligations.    As of December 31, 2005, we had $9.06 billion principal amount of debt outstanding at the parent company level. Our ability to meet our financial obligations will depend upon our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years.

        The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners.

        We generally will not receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including us.

        We and our subsidiaries depend on a limited number of potential customers for carriage of our programming.    The cable television and direct-to-home satellite industries have been undergoing a period of consolidation. As a result, the number of potential buyers of our programming services is decreasing. In this more concentrated market, there can be no assurance that our owned and affiliated program suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all.

        Rapid technological advances could render the products and services offered by our subsidiaries and business affiliates obsolete or non-competitive.    Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and to increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products in order to address the needs of their customers. There can be no assurances that they will be able to compete with advancing technology, and any failure to do so may adversely affect us.

        Certain of our subsidiaries and business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect our results of operations.    An important component of the success of our subsidiaries and business affiliates depends on their ability to maintain their existing, as well as build new, relationships with third party distribution channels, suppliers and advertisers, among other parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations.

        Adverse events or trends in the industries in which our subsidiaries and business affiliates operate could harm those subsidiaries and us.    In general, our subsidiaries and business affiliates are sensitive to trends and events that are outside their control. For example, adverse trends or events, such as general downturns, decreases in consumer spending and natural or other disasters, among other adverse events and trends, could have a significantly negative impact on our subsidiaries and us.

        Our subsidiaries and business affiliates are subject to risks of adverse government regulation.    Programming services, cable television systems, the Internet, telephony services and satellite carriers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar entities. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to certain of our subsidiaries' and business affiliates' products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by those subsidiaries and business affiliates, which could have a material adverse effect on their business. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.

        The success of certain of our subsidiaries and business affiliates whose businesses involve the Internet depends on maintaining the integrity of their systems and infrastructure.    A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. If the security measures of any of our subsidiaries or business affiliates engaged in online commerce were to be compromised, it could have a detrimental effect on their reputation and adversely affect their ability to attract customers.

        Computer viruses transmitted over the Internet have significantly increased in recent years, thereby increasing the possibility of disabling attacks on and damage to websites of our subsidiaries and business affiliates whose businesses are dependent on the Internet. In addition, certain of our subsidiaries and business affiliates rely on third-party computer systems and service providers to facilitate and process a portion of their transactions. Any interruptions, outages or delays in these services, or a deterioration in their performance, could impair the ability of these subsidiaries and business affiliates to process transactions for their customers and the quality of service they can offer to them.

        Certain of our subsidiaries and business affiliates have significant operations outside of the United States that are subject to numerous operational and financial risks.    Certain of our subsidiaries and business affiliates have significant operations in countries other than the United States and are subject to the following risks inherent in international operations:

  •
  fluctuations in currency exchange rates;

  •
  longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

  •
  recessionary conditions and economic instability affecting overseas markets;

  •
  potentially adverse tax consequences;

  •
  export and import restrictions, tariffs and other trade barriers;

  •
  increases in taxes and governmental royalties and fees;

  •
  involuntary renegotiation of contracts with foreign governments;

  •
  changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

  •
  difficulties in staffing and managing international operations; and

  •
  political unrest that may result in disruptions of services that are critical to their international businesses.

        The success of certain of our subsidiaries and business affiliates is dependent upon audience acceptance of its programs and programming services which is difficult to predict.    Entertainment content production and premium subscription television program services are inherently risky businesses because the revenue derived from the production and distribution of a cable program and the exhibition of theatrical feature films and other programming depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a cable program or premium subscription television service depends upon the quality and acceptance of other competing programs and films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television program services are important factors when cable television and DTH satellite providers negotiate affiliation agreements and, in the case of cable programming, when advertising rates are negotiated. Consequently, low public acceptance of cable programs and premium subscription television program services will have an adverse effect on our results of operations.

        Increased programming and content costs may adversely affect profits.    Our subsidiaries and business affiliates produce programming and incur costs for all types of creative talent including actors, writers and producers. These subsidiaries and business affiliates also acquire programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming may lead to decreased profitability.

        QVC conducts its merchandising businesses under highly competitive conditions.    Although QVC is the nation's largest televised home shopping network, it has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If QVC does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

        QVC's sales and operating results depend on its ability to predict or respond to consumer preferences.    QVC's sales and operating results depend in part on its ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. QVC develops new retail concepts and continuously adjusts its product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on QVC's business. Consumer spending may be affected by many factors outside of QVC's control, including competition from store-based retailers, mail-order and Internet companies, consumer confidence and preferences, and general economic conditions.

        QVC's success is contingent on its ability to recruit and retain key employees capable of executing its unique business model.    QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. In April 2005, we announced that two senior officers of QVC, including its long-time CEO, had decided to retire at different points in time over the next eighteen months. We also recently announced the hiring of a new president for QVC who will assume the role of chief executive officer after a brief transition period. Although we are implementing transition plans at QVC, there is no assurance that the new management team will be able to execute QVC's business model in a manner that will allow QVC to sustain growth and continued success. In addition, we also can not assure you that if QVC experiences additional turnover of its key employees, they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

        QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia and Bochum, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a warehouse in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia and Rocky Mount, North Carolina. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany and Japan for retail outlet stores, office space, warehouse space and call center locations.

        SEG owns its corporate headquarters in Englewood, Colorado. In addition, SEG leases office space for its business affairs and sales staff at five locations around the United States.

        On Command leases its corporate headquarters in Denver, Colorado. It also leases 120,000 square feet of light manufacturing and storage space in Denver, Colorado and 42,000 square feet of office space in San Jose, California. On Command also has a number of small leased facilities in the United States, Canada and Mexico.

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

Item 3. Legal Proceedings.

        Klesch & Company Limited v. Liberty Media Corporation, John C. Malone and Robert R. Bennett.    On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all of the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. On March 30, 2005, the court entered a judgment in accordance with the jury's verdict, and in addition ruled in our favor on various equitable claims asserted by the plaintiffs. The plaintiff has appealed the judgment to the United States Court of Appeals for the Tenth Circuit. Both sides have submitted briefs, but we have not received notice of any decision by the Court.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Information

        We have two series of common stock, Series A and Series B, which trade on the New York Stock Exchange under the symbols L and LMC.B, respectively. The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock for the years ended December 31, 2005 and 2004.

	Series A		Series B
	High	Low	High	Low
2005
First quarter	$10.93	9.97	11.60	10.30
Second quarter	$10.64	10.01	11.06	10.20
Third quarter through July 20, 2005	$10.28	9.89	10.75	10.00
July 21 through September 30, 2005*	$8.90	7.98	10.15	8.12
Fourth quarter	$8.18	7.59	8.56	7.55
2004
First quarter	$12.45	10.57	14.15	11.25
Second quarter through June 7, 2004	$11.45	10.12	12.75	11.00
June 8 through June 30, 2004**	$9.65	8.86	11.00	9.80
Third quarter	$9.02	8.33	10.20	9.00
Fourth quarter	$11.21	8.68	11.92	8.80

*
Our spin off of DHC was completed on July 21, 2005.

**
Our spin off of LMI was completed on June 7, 2004.

  Holders

        As of January 31, 2006, there were approximately 166,000 and 1,000 record and beneficial holders of our Series A common stock and Series B common stock, respectively.

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

  Securities Authorized for Issuance Under Equity Compensation Plans

        Information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of shareholders.

Item 6. Selected Financial Data.

        The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2005	2004	2003(2)	2002	2001
	amounts in millions
Summary Balance Sheet Data(1):
Investments in available-for-sale securities and other cost investments	$18,497	21,847	19,566	14,181	20,265
Investment in affiliates	$1,908	784	745	3,420	6,749
Assets of discontinued operations	$—	5,716	9,141	8,374	7,848
Total assets	$41,952	50,209	54,225	40,324	48,539
Long-term debt(3)	$6,371	8,566	9,417	3,908	4,167
Stockholders' equity	$19,120	24,586	28,842	24,682	30,123
	Years ended December 31,
	2005	2004	2003(2)	2002	2001
	amounts in millions, except per share amounts
Summary Statement of Operations Data(1):
Revenue	$7,960	7,051	3,230	1,266	1,181
Operating income (loss)(4)	$897	725	(940)	(14)	(570)
Share of earnings (losses) of affiliates, net(5)	$13	15	7	(57)	(4,067)
Realized and unrealized gains (losses) on financial instruments, net	$257	(1,284)	(661)	2,127	361
Gains (losses) on dispositions, net	$(365)	1,406	1,126	(538)	(273)
Nontemporary declines in fair value of investments	$(449)	(129)	(22)	(5,806)	(4,099)
Earnings (loss) from continuing operations(4)(5)	$(64)	100	(1,229)	(2,973)	(5,335)
Basic and diluted earnings (loss) from continuing operations per common share(6)	$(.02)	.04	(.44)	(1.15)	(2.06)

(1)
On July 21, 2005, we completed the spin off of our wholly-owned subsidiary, Discovery Holding Company, or DHC, to our shareholders. Our consolidated financial statements and selected financial information have been prepared to reflect DHC as discontinued operations. Accordingly, the assets and liabilities, and revenue, costs and expenses of DHC have been excluded from the respective captions in our consolidated financial statements and selected financial information and have been reported under the heading of discontinued operations. See note 5 to our consolidated financial statements for additional information regarding DHC.

(2)
On September 17, 2003, we completed our acquisition of Comcast Corporation's approximate 56% ownership in QVC, Inc. for approximately $7.9 billion, comprised of cash, floating rate senior notes and shares of our Series A common stock. When combined with our previous ownership of approximately 42% of QVC, we owned 98% of QVC upon consummation of the transaction, which is deemed to have occurred on September 1, 2003, and we have consolidated QVC's financial position and results of operations since that date.

(3)
Excludes the call option portion of our exchangeable debentures. See note 9 to our consolidated financial statements.

(4)
Our 2003 operating loss and loss from continuing operations include a $1,352 million goodwill impairment charge related to our wholly-owned subsidiary, Starz Entertainment Group LLC. See note 2 to our consolidated financial statements for additional information.

  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"), which among other matters, provides that goodwill and other indefinite-lived assets no longer be amortized. Amortization expense for such assets aggregated $434 million for the year ended December 31, 2001.

(5)
Included in share of losses of affiliates are other-than-temporary declines in value aggregating $71 million, $76 million and $2,396 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, share of losses of affiliates includes excess basis amortization of $516 million for the year ended December 31, 2001. Pursuant to Statement 142, excess costs that are considered equity method goodwill are no longer amortized, but are evaluated for impairment under APB Opinion No. 18.

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

Overview

        We are a holding company that owns controlling and non-controlling interests in a broad range of electronic retailing, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC, Inc. and Starz Entertainment Group LLC, which we refer to as SEG. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. SEG provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

        Our corporate and other segment includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include On Command Corporation ("On Command"), OpenTV Corp. ("OpenTV") and TruePosition, Inc. ("TruePosition"). On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications and consulting and support services. TruePosition provides equipment and technology that provide location-based services to wireless users.

        In addition to the foregoing businesses, we hold an approximate 20% interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related derivative positions in public companies such as News Corporation, IAC/InterActiveCorp, Time Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market value and are included in corporate and other.

Discontinued Operations

        On July 21, 2005, we completed the spin off of our wholly-owned subsidiary, Discovery Holding Company ("DHC"), to our shareholders. At the time of the spin off, DHC's assets were comprised of our 100% ownership interest in Ascent Media Group, our 50% ownership interest in Discovery Communications, Inc. and $200 million in cash. In connection with the spin off, holders of our common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on July 15, 2005 and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on July 15, 2005. The spin off is intended to qualify as a tax-free spin off. We recognized no gain or loss in connection with the spin off due to the pro rata nature of the distribution.

        On June 7, 2004, we completed the spin off of our wholly-owned subsidiary, Liberty Media International, Inc. ("LMI"), to our shareholders. Substantially all of the assets and businesses of LMI were attributed to our International Group segment. In connection with the spin off, holders of our common stock on June 1, 2004 received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned at 5:00 p.m. New York City time on June 1, 2004 and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned at 5:00 p.m. New York City time on June 1, 2004. The spin off is intended to qualify as a tax-free spin off. For accounting purposes, the spin off is deemed to have occurred on June 1, 2004, and we recognized no gain or loss in connection with the spin off due to the pro rata nature of the distribution.

        During the fourth quarter of 2004, the executive committee of our board of directors approved a plan to dispose of our approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. On May 16, 2005, The Bankruptcy Court approved the sale of substantially all of the operating assets of DMX to an independent third party. As a result of the DMX bankruptcy filing, we deconsolidated DMX effective January 1, 2005.

        Our consolidated financial statements and accompanying notes have been prepared to reflect DHC, LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of DHC, LMI and DMX have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

Strategies and Challenges of Business Units

        QVC has identified improved domestic growth and continued international growth as key areas of focus in 2006. QVC's steps to achieving these goals will include (1) continued domestic and international efforts to increase the number of customers who have access to and use its service, (2) continued expansion of brand selection and available domestic products and (3) continued development and enhancement of the QVC websites to drive Internet commerce. The key challenges to achieving these goals in both the U.S. and international markets are (1) increased competition from other home shopping and Internet retailers, (2) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits, (3) maintaining favorable channel positioning as digital TV penetration increases and (4) successful management transition.

        SEG views (1) negotiating new affiliation agreements with key distributors, (2) introducing new pay-per-view and subscription services for Internet delivery and (3) increasing subscribers as key initiatives in 2006. SEG faces several key obstacles in its attempt to meet these goals, including: (1) continued consolidation in the broadband and satellite distribution industries; (2) the impact on viewer habits of new technologies such as video on demand and personal video recorders; (3) cable operators' promotion of bundled service offerings rather than premium video services; and (4) an increasing number of alternative movie and programming sources.

Results of Operations

        To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results, and Operating Results by Business.

Consolidated Operating Results

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Revenue
QVC	$6,501	5,687	1,973
SEG	1,004	963	906
Corporate and Other	455	401	351

Consolidated revenue	$7,960	7,051	3,230

Operating Cash Flow (Deficit)
QVC	$1,422	1,230	434
SEG	171	239	368
Corporate and Other	(5)	(30)	(77)

Consolidated operating cash flow	$1,588	1,439	725

Operating Income (Loss)
QVC	$921	760	292
SEG	105	148	266
Corporate and Other	(129)	(183)	(1,498)

Consolidated operating income (loss)	$897	725	(940)

        Revenue.    Our consolidated revenue increased 12.9% in 2005 and over 100% in 2004, as compared to the corresponding prior year. The 2005 increase was driven primarily by growth of 14.3% at QVC and growth of 4.3% at SEG. In addition, TruePosition's revenue increased $77 million as it continued to increase delivery and acceptance of its equipment in Cingular Wireless's markets. The 2004 increase is due primarily to our September 2003 acquisition of a controlling interest in QVC. Our 2004 revenue was also positively impacted by an increase at SEG of $57 million, a $21 million increase for TruePosition and a $14 million increase for OpenTV. See "Operating Results by Business" below for a more complete discussion of QVC and SEG.

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

        Consolidated Operating Cash Flow increased $149 million or 10.4% and $714 million or 98.5% in 2005 and 2004, respectively, as compared to the corresponding prior year. The 2005 increase is due to a $192 million increase for QVC and a $30 million improvement for TruePosition, partially offset by a $68 million decrease for SEG. The 2004 increase is due primarily to our acquisition of QVC, which contributed $1,230 million and $434 million in 2004 and 2003, respectively, to our consolidated Operating Cash Flow. This increase was partially offset by a decrease in SEG's operating cash flow ($129 million) primarily due to higher programming costs. In addition, OpenTV's Operating Cash Flow improved $19 million and our corporate general and administrative expenses decreased $11 million in 2004.

        Stock compensation.    Stock compensation includes compensation related to (1) options and stock appreciation rights for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants. The amount of expense associated with stock compensation is generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The increase in stock compensation in 2004 is due primarily to an increase in our stock price. The expense reflected in our consolidated statement of operations is based on the market price of the underlying common stock as of the date of the financial statements and is subject to future adjustment based on market price fluctuations, vesting percentages and, ultimately, on the final determination of market value when the options are exercised.

        Depreciation and amortization.    Depreciation and amortization decreased slightly in 2005 due to certain assets becoming fully amortized, partially offset by an increase in depreciable assets due to capital expenditures. The increase in amortization in 2004 is due primarily to the acquisition of QVC and amortization of the related intangible assets.

        Impairment of long-lived assets.    SEG obtained an independent third party valuation in connection with its 2003 annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of SEG, indicated that the fair value of this reporting unit was less than its carrying value. This reporting unit fair value was then used to calculate an implied value of the goodwill related to SEG. The $1,352 million excess of the carrying amount of the goodwill (including $1,195 million of allocated enterprise-level goodwill) over its implied value was recorded as an impairment charge in the fourth quarter of 2003. SEG's operating income includes $157 million of the foregoing impairment charge and $1,195 million is included in Corporate and Other. The reduction in the value of SEG reflected in the third party valuation is believed to be attributable to a number of factors. Those factors include the reliance placed in that valuation on projections by management reflecting a lower rate of revenue growth compared to earlier projections based, among other things, on the possibility that revenue growth may be negatively affected by (1) a reduction in the rate of growth in total digital video subscribers and in the subscription video on demand business as a result of cable operators' increased focus on the marketing and sale of other services, such as high speed Internet access and telephony, and the uncertainty as to the success of marketing efforts by distributors of SEG's services and (2) lower per subscriber rates under a new affiliation agreement with Comcast.

        Operating income (loss).    We generated consolidated operating income of $897 million and $725 million in 2005 and 2004, respectively, compared to an operating loss of $940 million in 2003. The higher operating loss in 2003 is due primarily to the goodwill impairment charge recorded by SEG noted above. Our operating income in 2005 is attributable to QVC ($921 million) and SEG ($105 million) partially offset by operating losses of our other consolidated subsidiaries and corporate expenses.

  Other Income and Expense

        Interest expense.    Interest expense was $623 million, $615 million and $508 million, for the years ended December 31, 2005, 2004 and 2003, respectively, including $89 million, $83 million and $61 million, respectively, of accretion of our exchangeable debentures. The increase in 2005 is due to lower outstanding debt balances, more than offset by higher interest rates on our variable rate debt. The increase in 2004 is due to our issuance of debt for our acquisition of QVC in September 2003, partially offset by decreases due to our debt retirements in 2004 and the fourth quarter of 2003.

        Dividend and interest income.    Dividend and interest income was $144 million, $131 million and $164 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2004 decrease is due primarily to a decrease in the interest we earned on invested cash balances. Interest and dividend income for the year ended December 31, 2005 was comprised of interest income earned on invested cash ($59 million), dividends on News Corp. common stock ($58 million), dividends on other available-for-sale ("AFS") securities ($21 million) and other ($6 million).

        Realized and unrealized gains (losses) on derivative instruments.    Realized and unrealized gains (losses) on derivative instruments are comprised of the following:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Change in fair value of exchangeable debenture call option features	$172	(129)	(158)
Change in fair value of equity collars	311	(941)	(483)
Change in fair value of borrowed shares	(205)	(227)	(121)
Change in fair value of put options	(66)	2	108
Change in fair value of put spread collars	9	8	21
Change in fair value of other derivatives(1)	36	3	(28)

	$257	(1,284)	(661)

(1)
Comprised primarily of interest rate swap agreements.

        Gains (losses) on dispositions.    Aggregate gains (losses) from dispositions are comprised of the following.

	Years ended December 31,
Transaction
	2005	2004	2003
	amounts in millions
Sale of investment in Telewest Global, Inc.	$(266)	—	—
Sale of investment in Cablevisión S.A.	(188)	—	—
Sale of News Corp. non-voting shares	—	844	236
Exchange transaction with Comcast	—	387	—
Sale of investment in Cendant Corporation	—	—	510
Sale of investment in Vivendi Universal	—	—	262
Other, net	89	175	118

	$(365)	1,406	1,126

        In the above transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 6, 11 and 15 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

        Nontemporary declines in fair value of investments.    During 2005, 2004 and 2003, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations and aggregated $449 million, $129 million and $22 million for the years ended December 31, 2005, 2004 and 2003, respectively. The impairment recorded in 2005 includes $352 million related to our investment in News Corp. voting shares.

        Income taxes.    Our effective tax rate was 68.8% in 2005, 54.3% in 2004 and was not meaningful in 2003. Our effective tax rate in 2005 was greater than the U.S. federal income tax rate of 35% due to a tax benefit of $147 million that we recorded as a result of a change in our estimated effective state and foreign tax rates. In the third quarter of 2005, we assessed our weighted average state tax rate in connection with our spin off of Discovery Holding Company. As a result of this assessment, we decreased our state tax rate used in calculating the amount of our deferred tax liabilities and recognized a deferred income tax benefit of $131 million. Also in 2005, we reduced our estimated foreign tax rate related to QVC and recognized a tax benefit of $16 million. These tax benefits were partially offset by our foreign tax expense and an increase in our valuation allowance for deferred tax assets of subsidiaries that we do not consolidate for tax purposes. Our effective tax rate in 2004 differed from the U.S. federal income tax rate of 35% primarily due to foreign and state taxes, partially offset by a benefit generated by the recognition of our tax basis in the equity of DMX. Although we had a loss before tax expense for book purposes in 2003, we recorded tax expense of $342 million primarily due to our impairment of goodwill which is not deductible for tax purposes. In addition, we incurred state and foreign taxes and an increase in our valuation allowance for deferred tax assets of subsidiaries that we do not consolidate for tax purposes.

        Net earnings (loss).    Our net earnings (loss) was ($33) million, $46 million and ($1,222) million for the years ended December 31, 2005, 2004 and 2003, respectively, and was the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings (loss) from discontinued operations of $31 million, ($54) million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Operating Results by Business

        QVC.    QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and, to a lesser extent, via the Internet. In the United States, the programs are aired through its nationally televised shopping network—24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts live 17 hours a day. In October 2003, QVC-Germany increased its daily broadcast time from 19 to 24 hours; and in May 2004, QVC-Japan increased its daily broadcast time from 17 to 24 hours. As more fully described in note 4 to the accompanying consolidated financial statements, we acquired a controlling interest in QVC on September 17, 2003. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and we have consolidated QVC's results of operations since that date. Accordingly, increases in our revenue and expenses for the year ended December 31, 2004 are primarily the result of the September 2003 acquisition of QVC.

        The following discussion describes QVC's results of operations for the full years ended December 31, 2005, 2004 and 2003. Depreciation and amortization for periods prior and subsequent to our acquisition of Comcast's interest in QVC are not comparable as a result of the effects of purchase accounting. However, in order to provide a more meaningful basis for comparing the 2005, 2004 and 2003 periods, the operating results of QVC for the four months ended December 31, 2003 have been combined with the eight months ended August 31, 2003 in the following table and discussion. The combining of predecessor and successor accounting periods is not permitted by GAAP.

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Net revenue	$6,501	5,687	4,889
Cost of sales	(4,112)	(3,594)	(3,107)

Gross profit	2,389	2,093	1,782
Operating expenses	(570)	(497)	(447)
SG&A expenses	(397)	(366)	(322)

Operating cash flow	1,422	1,230	1,013
Stock compensation	(52)	(33)	(6)
Depreciation and amortization	(449)	(437)	(222)

Operating income	$921	760	785

        Net revenue for the years ended December 31, 2005, 2004 and 2003 includes the following revenue by geographical area:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
QVC-US	$4,640	4,141	3,845
QVC-UK	554	487	370
QVC-Germany	781	643	429
QVC-Japan	526	416	245

Consolidated	$6,501	5,687	4,889

        QVC's net revenue increased 14.3% and 16.3% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year, as average sales per customer increased in both years. The 2005 increase in revenue is comprised of a $779 million increase due to an increase in the number of units shipped from 138.0 million to 154.4 million and a $204 million increase due to a 3.3% increase in the average sales price per unit ("ASP"). The revenue increases were partially offset by a $198 million decrease due to an increase in product returns and a $24 million decrease due to unfavorable foreign currency exchange rates. Returns as a percent of gross product revenue increased from 17.6% in 2004 to 18.0% in 2005 due to a shift in the sales mix from home products to jewelry, apparel and accessories products, which typically have higher return rates.

        The 2004 increase is comprised of an $804 million increase due to an increase in the number of units shipped and a $140 million increase due to favorable foreign currency exchange rates. In 2004, the number of units shipped increased from 121.0 million to 138.0 million, or 14.0%, and average sales per customer increased in each of QVC's markets with Germany increasing 41.6%, Japan 19.0%, United Kingdom 12.4% and the U.S. 7.7%. While the number of units shipped increased, the ASP in the U.S. market decreased due to purchases of lower priced items within the home category and a shift in product mix to lower priced apparel and accessories. QVC-Germany and QVC-Japan also experienced a drop in ASP in their respective local currencies due primarily to a shift in product mix from jewelry to home products and apparel products. Decreases in consolidated revenue due to lower ASP aggregated $97 million. However, these decreases were more than offset by favorable exchange rate fluctuations resulting in an increase in U.S. dollar-denominated ASP in both markets. Returns as a percent of gross product revenue decreased from 17.8% in 2003 to 17.6% in 2004. Each of QVC's markets added subscribers in 2005 and 2004. The number of homes receiving QVC's services are as follows:

	Homes (in millions)
	December 31,
	2005	2004	2003
QVC-US	90.8	88.4	85.9
QVC-UK	17.8	15.6	13.1
QVC-Germany	37.4	35.7	34.6
QVC-Japan	16.7	14.7	11.8

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in households is expected to diminish in the UK and Japan. As these markets continue to mature, QVC also expects its consolidated rate of growth in revenue to diminish. Future sales growth will primarily depend on continued additions of new customers from homes already receiving the QVC service, continued growth in sales to existing customers and growth in the number of cable and direct broadcast satellite homes. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        As noted above, during the years ended December 31, 2005 and 2004, the changes in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. While the U.S. dollar weakened against these currencies in 2004, it began to strengthen in 2005. In the event the U.S. dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase in net revenue
	Year ended December 31, 2005		Year ended December 31, 2004
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	12.1%	12.1%	7.7%	7.7%
QVC-UK	13.8%	15.1%	31.6%	17.5%
QVC-Germany	21.5%	21.9%	49.9%	36.3%
QVC-Japan	26.4%	29.4%	69.8%	58.3%

        QVC's gross profit percentage was 36.7%, 36.8% and 36.4% for the years ended December 31, 2005, 2004 and 2003, respectively. These slight fluctuations are due primarily to variances in the inventory obsolescence provision for the respective year, as well as changes in product margins due to shifts in product mix.

        QVC's operating expenses are comprised of commissions and license fees, order processing and customer service expense, telecommunications expense, provision for doubtful accounts, and credit card processing fees. Operating expenses increased 14.7% and 11.2% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year period. These increases are primarily due to increases in sales volume. As a percentage of net revenue, operating expenses were

8.8%, 8.7% and 9.1% for 2005, 2004 and 2003, respectively. Commissions and license fees, as a percent of net revenue, were fairly consistent between 2005 and 2004 and decreased in 2004, as compared to 2003. The decrease in 2004 is primarily due to a decrease in QVC-UK resulting from the termination of commissions to one distributor and an increase in the mix of non-commissionable sales. In addition, there has been an increase in 2005 and 2004 in Internet sales for which lower commissions are required to be paid. As a percent of net revenue, order processing and customer service expenses decreased in each international segment in 2005 and 2004 compared to the corresponding prior year as a result of reduced personnel expense due to increased Internet sales, and operator efficiencies in call handling and staffing. QVC's telecommunications expenses decreased in 2005 due to new contracts with certain of its service providers. Credit card processing fees and the bad debt provision remained consistent as a percent of net revenue for each of the years ended December 31, 2005, 2004 and 2003.

        QVC's SG&A expenses increased 8.5% and 13.7% during the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. The majority of the 2005 increase reflects a $23 million increase in personnel costs due to the addition of employees to support the increased sales of QVC's foreign operations. In addition, statutory sales and use tax increased $6 million in 2005. The majority of the increase in SG&A expenses in 2004 resulted from a $28 million increase in personnel costs due to the addition of employees to support the increased sales of QVC's foreign operations and increased broadcasting hours. Information technology and marketing and advertising costs also increased in 2004. Information technology expenditures increased $8 million due to higher third-party service costs related to various software projects as well as higher software maintenance fees. The $6 million increase in advertising and marketing expenditures can largely be attributed to QVC-Japan and QVC-Germany. These increases were partially offset by decreases in transponder fees ($12 million) and a lower provision for statutory local sales and use tax ($7 million). In connection with our consolidation of QVC in 2003, transponder leases that previously had been accounted for as operating leases are now accounted for as capital leases pursuant to the provisions of EITF Issue No. 01-8. Accordingly, QVC's transponder expense decreased while depreciation and interest expense increased in 2004.

        QVC's depreciation and amortization expense increased for the years ended December 31, 2005 and 2004. The 2005 increase is due to fixed asset and software additions, and the 2004 increase is due primarily to the amortization of intangible assets recorded in connection with our purchase of QVC.

        SEG.    Historically, SEG has provided premium programming distributed by cable operators, direct-to-home ("DTH") satellite providers and other distributors throughout the United States. In addition, in 2004 and 2005, SEG launched via the Internet Starz Ticket and Vongo which are comprised of Starz and Starz on Demand and other movie and entertainment content. Starz Ticket and Vongo are offered on a subscription basis, and in addition, Vongo offers content on a pay-per-view basis. Virtually all of SEG's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of SEG's affiliation agreements provide for payments to SEG based on the number of subscribers that receive SEG's services. SEG also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the year ended December 31, 2005, 58.3% of SEG's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. SEG's affiliation agreement with Echostar has been extended until March 8, 2006, and SEG is currently in negotiations with Echostar regarding a new agreement. SEG's affiliation agreement with DirecTV expires on March 31, 2006.

        SEG's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels

(EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, SEG and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain Consumer Price Index ("CPI") adjustments, for EMP through September 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through December 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast has agreed to the elimination of certain future marketing support commitments from SEG. As a result of this new agreement, SEG's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a total of six years and five years, respectively.

        SEG's operating results are as follows:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Revenue	$1,004	963	906
Operating expenses	(706)	(603)	(430)
SG&A expenses	(127)	(121)	(108)

Operating cash flow	171	239	368
Stock-based compensation	(17)	(28)	130
Depreciation and amortization	(49)	(63)	(75)
Impairment of long-lived assets	—	—	(157)

Operating income	$105	148	266

        SEG's revenue increased 4.3% and 6.3% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. The 2005 increase in revenue is due to an $85 million increase resulting from an increase in the average number of subscription units for SEG's services partially offset by a $52 million decrease due to a decrease in the effective rate for SEG's services. The increase in 2004 is due primarily to an increase in the average number of subscription units for SEG's Thematic Multiplex and Encore services ($39 million) and an increase in rates charged to affiliates ($17 million).

        SEG's Starz movie service and its EMP movie service are the primary drivers of SEG's revenue. Starz average subscriptions increased 6.7% and 4.2% in 2005 and 2004, respectively; and EMP average subscriptions increased 8.0% and 8.9% in 2005 and 2004, respectively. While the average subscription units have increased in 2005, as compared to 2004, most of this growth occurred in late 2004, and SEG's Starz and EMP units have remained relatively flat for most of 2005. SEG believes that this trend is due to a number of factors including (1) certain cable operators shifting their marketing efforts away from the addition of premium video subscribers to promotion of other services; (2) a reduction in the rate of growth of digital subscribers; and (3) a loss of subscribers due to the hurricane damage in the Gulf Coast region in the third quarter of 2005.

        At December 31, 2005, cable, direct broadcast satellite, and other distribution represented 67.2%, 31.7% and 1.1%, respectively, of SEG's total subscription units.

        SEG's operating expenses increased $103 million or 17.1% and $173 million or 40.2% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. Such increases are due primarily to increases in programming costs, which increased from $398 million in 2003 to $564 million in 2004 and to $668 million in 2005. The 2005 increase in programming costs is due to (1) a $55 million increase resulting from a higher percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions in 2005 and (2) a $49 million increase due to a higher cost per title for movie titles under certain of SEG's license agreements. The 2004 increase in programming costs is due to (1) a $96 million increase resulting from a higher percentage of first-run movie exhibitions as compared to the number of library product exhibitions, (2) a $28 million increase due to a higher cost per title due to new rate cards for movie titles under certain of its license agreements, and (3) amortization of deposits previously made under the output arrangements ($42 million). In addition, in the first quarter of 2003, SEG entered into a settlement agreement regarding the payment of certain music license fees, which resulted in the reversal of a related accrual in the amount of $8 million.

        SEG expects that its programming costs in 2006 will be 5%-7% higher than the 2005 costs due to the factors described above. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to SEG and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by SEG may differ from the amounts noted above.

        SEG's SG&A expenses increased $6 million or 5.0% and $13 million or 12.0% during 2005 and 2004, respectively, as compared to the corresponding prior year. The 2005 increase in SG&A expenses is due to (1) $11 million of consulting and marketing expenses incurred in connection with SEG's 2005 development and 2006 launch of Vongo, and (2) a $12 million credit recorded by SEG in 2004 related to the recovery of certain accounts receivable from Adelphia Communications and other customers. These increases were offset by a $16 million decrease in sales and marketing as SEG participated in fewer national marketing campaigns and obtained reduced marketing commitments under the new affiliation agreement with Comcast in 2005.

        The 2004 increase in SG&A expenses is due primarily to increases in sales and marketing expenses partially offset by decreases in bad debt and payroll tax expense. As noted above, SEG has entered into new affiliation agreements with certain multichannel television distributors, which, in some cases, has resulted in new packaging of SEG's services and increased co-operative marketing commitments. As a result, sales and marketing expenses increased $33 million for the year ended December 31, 2004. During the year ended December 31, 2004, SEG sold a portion of its pre-petition accounts receivable from Adelphia Communications to an independent third party. SEG had previously provided an allowance against the Adelphia accounts receivable based on SEG's estimate of the amount it would collect. The proceeds from the sale of the Adelphia accounts receivable exceeded the net accounts receivable balance by approximately $8 million, resulting in a corresponding reduction in bad debt expense of $8 million. In addition, SEG recovered approximately $4 million of additional accounts receivable from various customers for which a reserve had previously been provided.

        SEG has outstanding phantom stock appreciation rights held by its former chief executive officer. Compensation relating to the phantom stock appreciation rights has been recorded based upon the estimated fair value of SEG. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of SEG. SEG recorded a $130 million credit to stock compensation in 2003 as a result of a decrease in the estimated equity value of SEG.

        As more fully described above under "—Consolidated Operating Results—Impairment of Long-lived Assets," we recorded a $1,352 million impairment charge in 2003 related to SEG, of which $1,195 million related to enterprise-level goodwill and is included in Corporate and Other.

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

        During the year ended December 31, 2005, our primary corporate use of cash was the retirement of $1,719 million principal amount of parent company debt for aggregate cash payments of $1,731 million, plus accrued interest. We made a portion of these debt retirements pursuant to tender offers that we completed in the second quarter of 2005 whereby we purchased $200 million principal amount of our 3.50% Senior Notes due 2006 and $800 million principal amount of our Floating Rate Senior Notes due 2006 for aggregate cash payments of $1,010 million plus accrued interest. We funded the debt repurchases under our tender offer with cash on hand and proceeds from a short-term credit facility collateralized by certain of our derivative instruments. This short-term credit facility was subsequently repaid with proceeds from the QVC credit facility described below.

        Our projected uses of cash in 2006 include approximately $1,400 million to retire our senior notes that mature in September 2006, $481 million to fund our acquisition of Provide Commerce, Inc. (which was consummated on February 9, 2006), approximately $465 million for interest payments, approximately $200 million to fund our acquisition of FUN Technologies plc and approximately $200 million to fund a secured loan to WildBlue Communications. In addition, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

        We expect that our investing and financing activities will be funded with a combination of borrowings under the QVC bank credit facility, cash on hand, cash provided by operating activities, proceeds from equity collar expirations and dispositions of non-strategic assets. At December 31, 2005, our sources of liquidity include $2,335 million in cash and marketable debt securities and $7,583 million of non-strategic AFS securities, including related derivatives. In addition, we own $8,171 million of News Corp. common stock and $1,960 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. To the extent we recognize any taxable gains from the sale of assets or expiration of derivative instruments, we may incur current tax expense and be required to make tax payments.

        Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide us with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $395 million in 2006, $385 million in 2007, zero in 2008, $1,180 million in 2009, $1,683 in 2010, and $1,312 million thereafter upon settlement of our AFS Derivatives.

        Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of December 31, 2005, we had not made any borrowings under these arrangements and the borrowing capacity aggregated approximately $4,853 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

        During 2005, each of Standard and Poor's Rating Service, Moody's Investors Service and Fitch Ratings lowered its rating of our senior debt to one level below investment grade. None of our existing indebtedness includes any covenant under which a default could occur as a result of a downgrade in our credit rating. However, such downgrades could adversely affect our access to the public debt markets and our overall cost of future corporate borrowings. Notwithstanding the foregoing, we do not believe that our downgrades have adversely impacted the ability of our subsidiaries to arrange bank financing or our ability to borrow against the value of our equity collars.

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

        Subsequent to December 31, 2005, the QVC bank facility was refinanced with a new $3.5 billion bank facility. The new bank facility is comprised of an $800 million term loan drawn at closing, an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. All loans are due and payable on March 3, 2011.

        In 2005, our subsidiaries funded capital expenditures ($233 million), and the repurchase of certain subsidiary common stock ($85 million) with cash on hand and cash generated by their operating activities.

        Our subsidiaries currently expect to spend approximately $430 million for capital expenditures in 2006, including $355 million by QVC. These amounts are expected to be funded by the cash flows of the respective subsidiary.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance under agreements for film rights related to films that were available for exhibition by SEG at December 31, 2005 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2005 is payable as follows: $191 million in 2006; $11 million in 2007; and $13 million thereafter.

        SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at December 31, 2005. SEG's estimate of amounts payable under these agreements is as follows: $539 million in 2006; $178 million in 2007; $103 million in 2008; $95 million in 2009; $75 million in 2010 and $52 million thereafter.

        In addition, SEG is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, SEG's payments to Sony would be amortized ratably over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period.

        Liberty guarantees SEG's film licensing obligations under certain of its studio output agreements. At December 31, 2005, Liberty's guarantees for studio output obligations for films released by such date aggregated $779 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantees of these obligations.

        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	amounts in millions
Long-term debt (1)	$9,961	1,379	1,773	928	5,881
Long-term derivative instruments	2,099	1,939	—	—	160
Interest payments (2)	6,256	463	782	641	4,370
Operating lease obligations	106	27	41	25	13
Programming Fees (3)	1,257	730	305	170	52
Purchase orders and other obligations	1,042	1,029	13	—	—

Total contractual payments	$20,721	5,567	2,914	1,764	10,476

(1)
Includes all debt instruments, including the call option feature related to our exchangeable debentures. Amounts are stated at the face amount at maturity and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheet. Also includes capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (1) are based on our outstanding debt at December 31, 2005, (2) assume the interest rates on our floating rate debt remain constant at the December 31, 2005 rates and (3) assume that our existing debt is repaid at maturity.

(3)
Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.

        Since the date we issued our exchangeable debentures, we have claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. Interest deducted in prior years on our exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2005 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

        The IRS has issued Technical Advice Memorandums ("TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge our tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to our reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in our deferred tax expense. However, the NOLs we have recorded would not be available to offset our current taxable income, and we would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

        Pursuant to a tax sharing agreement between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. While we were a subsidiary of AT&T, we recorded our stand-alone tax provision on a separate return basis. Subsequent to our spin off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $670 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability.

        Also, pursuant to the tax sharing agreement and in connection with the split off from AT&T, AT&T was required to pay us an amount equal to 35% of the amount of the net operating loss carryforward ("TCI NOLs") reflected in TCI's final federal income tax return that had not been used as an offset to our obligations under the tax sharing agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with the split off, we received an $803 million payment for the TCI NOLs and recorded such payment as an increase to additional paid-in capital. We were not paid for certain of the TCI NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay us 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that we were required to recognize additional taxable income related to the recapitalization of one of our investments resulting in a tax liability of approximately $30 million. As a result of the tax assessment, we also received a corresponding amount of additional tax basis in the investment. However, we were able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

        In the fourth quarter of 2004, AT&T requested a refund from us of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by our losses. AT&T has asserted that our losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had our losses not been included in its return. In 2004, we estimated that we may ultimately pay AT&T up to $30 million of the requested $70 million because we believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, we accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and our accrual of amounts due to AT&T was an increase to our deferred tax assets and an increase to our other liabilities.

        In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by our losses. In addition, the information provided to us in connection with AT&T's request shows that AT&T has not yet claimed a credit for AMT previously paid. Accordingly, in the fourth quarter of 2005, we increased our accrual by approximately $40 million (with a corresponding decrease to additional paid-in capital) representing our estimate of the amount we may ultimately pay to AT&T as a result of this request. Although we have not reduced our accrual for any future refunds, we believe we are entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

        In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by our losses. We are currently reviewing this claim and have not recorded an accrual for this request in our consolidated financial statements for the year ended December 31, 2005.

        Although for accounting purposes we have accrued a portion of the amounts claimed by AT&T to be owed by us under the tax sharing agreement, we believe there are valid defenses or set-off or similar rights in our favor that may cause the total amount that we owe AT&T to be less than the amounts accrued.

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

        During the third quarter of 2005, a subsidiary of Liberty, TruePosition, Inc. ("TruePosition"), entered into an agreement with one of its major customers whereby TruePosition will remove and replace certain location-based equipment supplied by another vendor and currently installed in the customer's network. TruePosition currently estimates that the costs to provide this equipment and service will exceed the revenue earned and that it will incur a loss of approximately $18 million on the contract. Since this agreement is an executory contract, TruePosition will recognize this loss during the term of the contract as material elements of the contract are delivered. TruePosition entered into this agreement because it believes its appointment as the customer's exclusive provider of these services and the resulting future potential revenue earned from the customer's continuing network build-out and expansion will exceed the loss computed on the contractual arrangement. However, no assurance can be given that future business from this customer will be sufficient to offset the loss incurred on this portion of the contract.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("Statement 123R"). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

        Public companies are required to adopt Statement 123R as of the beginning of the first fiscal year that begins after June 15, 2005, or January 1, 2006 for calendar-year companies such as Liberty. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after December 31, 2005. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. We expect to adopt Statement 123R on a prospective basis, and our financial statements for periods that begin after December 31, 2005 will include pro forma information as though the standard had been adopted for all periods presented.

        We currently estimate that upon adoption of Statement 123R, we will be required to record a $125 million charge to earnings (before related income taxes) as the cumulative effect of a change in accounting. Such transition adjustment primarily represents the aggregate differences between the fair value and intrinsic value of our liability awards. In addition, at December 31, 2005, we have approximately $65 million of unamortized stock based compensation related to equity awards granted prior to January 1, 2006 that will be amortized into our statement of operations over approximately 4 years.

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

        Carrying Value of Investments.    Our cost and equity method investments comprise 49% and 45% of our total assets at December 31, 2005 and 2004, respectively. We account for these investments pursuant to Statement of Financial Accounting Standards No. 115, Statement of Financial Accounting Standards No. 142, Accounting Principles Board Opinion No. 18, EITF Topic 03-1 and SAB No. 59. These accounting principles require us to periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary or "nontemporary." If a decline in fair value is determined to be nontemporary, we are required to reflect such decline in our statement of operations. Nontemporary declines in fair value of our cost investments are recognized on a separate line in our statement of operations, and nontemporary declines in fair value of our equity method investments are included in share of losses of affiliates in our statement of operations.

        The primary factors we consider in our determination of whether declines in fair value are nontemporary are the length of time that the fair value of the investment is below our carrying value; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our other cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.

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

        At December 31, 2005, we had unrealized holding losses of $27 million related to certain of our AFS equity securities.

        Accounting for Derivative Instruments.    We use various derivative instruments, including equity collars, narrow-band collars, put spread collars, written put and call options, interest rate swaps and foreign exchange contracts, to manage fair value and cash flow risk associated with many of our investments, some of our debt and transactions denominated in foreign currencies. We account for these derivative instruments pursuant to Statement 133 and Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement 133 and Statement 149 require that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of our derivatives are included in realized and unrealized gains (losses) on derivative instruments in our statement of operations.

        We use the Black-Scholes model to estimate the fair value of our derivative instruments ("AFS Derivatives") that we use to manage market risk related to certain of our AFS securities. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. We obtain volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. We obtain a discount rate at the inception of the derivative instrument and update such rate each reporting period based on our estimate of the discount rate at which we could currently settle the derivative instrument. At December 31, 2005, the expected volatilities used to value our AFS Derivatives generally ranged from 21% to 27% and the discount rates ranged from 4.8% to 5.0%. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of our derivative instruments may differ from these estimates.

        Changes in our assumptions regarding (1) the discount rate and (2) the volatility rates of the underlying securities that are used in the Black-Scholes model would have the most significant impact on the valuation of our AFS Derivatives. The table below summarizes changes in these assumptions and the resulting impacts on our estimate of fair value.

Assumption	Estimated aggregate fair value of AFS Derivatives	Dollar value change
	amounts in millions
As recorded at December 31, 2005	$1,199
25% increase in discount rate	$1,027	(172)
25% decrease in discount rate	$1,380	181
25% increase in expected volatilities	$1,186	(13)
25% decrease in expected volatilities	$1,212	13

        Carrying Value of Long-lived Assets.    Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") also comprise a significant portion of our total assets at December 31, 2005 and 2004. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, or upon the occurrence of certain triggering events, assess the recoverability of our long-lived assets. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

        Electronic Retailing Reserves.    QVC records reserves for sales returns, inventory obsolescence and allowance for uncollectible receivables. Each of these reserves is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our statement of operations. For the years ended December 31, 2005 and 2004, sales returns represented 16.5% and 16.1% of QVC's gross revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period, and the change in such reserve is included in cost of goods sold in our statement of operations. At December 31, 2005, QVC's inventory is $809 million and the obsolescence reserve is $90 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as bad debt expense in our statement of operations. At

December 31, 2005, QVC's trade accounts receivable are $837 million, net of the allowance for doubtful accounts of $65 million. Each of these reserves requires management judgment and may not reflect actual results.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of December 31, 2005, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $8,203 million, which had a weighted average interest rate of 4.6%. Our variable rate debt of $1,758 million had a weighted average interest rate of 6.0% at December 31, 2005. Had market interest rates been 100 basis points higher (representing an approximate 16.6% increase over our variable rate debt effective cost of borrowing) throughout the year ended December 31, 2005, we would have recognized approximately $21 million of additional interest expense.

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

	Estimated aggregate fair value
	Equity collars(1)	Put spread collars	Put options	Total
	amounts in millions
Fair value at December 31, 2005	$1,408	133	(342)	1,199
5% increase in market prices	$1,270	133	(329)	1,074
10% increase in market prices	$1,133	133	(316)	950
5% decrease in market prices	$1,545	133	(355)	1,323
10% decrease in market prices	$1,683	133	(368)	1,448

(1)
Includes narrow-band collars.

        At December 31, 2005, the fair value of our AFS securities was $18,427 million. Had the market price of such securities been 10% lower at December 31, 2005, the aggregate value of such securities would have been $1,843 million lower resulting in a decrease to unrealized holding gains in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

        In connection with certain of our AFS Derivatives, we periodically borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that we own have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements upon the occurrence of certain events which limit the trading volume of the underlying security. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized holding gains or losses in other comprehensive earnings. We have recorded a $1,581 million liability for shares borrowed under these arrangements at December 31, 2005.

        We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. We typically do not hedge our investment in foreign subsidiaries due to the long-term nature of our investment. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

        From time to time we enter into total return debt swaps in connection with our purchase of our own or third-party public and private indebtedness. Under these arrangements, we direct a counterparty to purchase a specified amount of the underlying debt security for our benefit. We initially post collateral with the counterparty equal to 10% to 15% of the value of the purchased securities. We earn interest income based upon the face amount and stated interest rate of the purchased securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than a specified percentage, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At December 31, 2005, the aggregate purchase price of debt securities underlying total return debt swap arrangements was $222 million ($129 million of which related to our senior notes and debentures). As of such date, we had posted cash collateral equal to $27 million. In the event the fair value of the purchased debt securities were to fall to zero, we would be required to post additional cash collateral of $195 million. The posting of such collateral and the related settlement of the agreements with respect to our senior notes and debentures would reduce our outstanding debt by an equal amount.

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

        Our derivative instruments are executed with counterparties who are well known major financial institutions with high credit ratings. While we believe these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect ourselves against credit risk associated with these counterparties we generally:

  •
  execute our derivative instruments with several different counterparties, and

  •
  execute equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for our benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

        Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

        Our counterparty credit risk by financial institution is summarized below:

Counterparty	Aggregate fair value of derivative instruments at December 31, 2005 amounts in millions
Counterparty A	$437
Counterparty B	428
Counterparty C	409
Other	510

$1,784

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-29. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        See page II-26 for Management's Report on Internal Control Over Financial Reporting.

        See page II-27 for Report of Independent Registered Public Accounting Firm for our accountant's attestation regarding our internal controls over financial reporting.

        There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

        The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2005, Liberty Media Corporation's internal control over financial reporting is effectively designed and operating effectively.

        Liberty Media Corporation's independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page II-27 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing on page II-26, that Liberty Media Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management of Liberty Media Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the internal control over financial reporting of Liberty Media Corporation based on our audit.

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

        In our opinion, management's assessment that Liberty Media Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Liberty Media Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Denver, Colorado
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Liberty Media Corporation:

        We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Liberty Media Corporation as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 7, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
March 7, 2006

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,946	1,387
Trade and other receivables, net	1,106	1,035
Inventory, net	719	712
Program rights	599	520
Derivative instruments (note 7)	661	827
Other current assets	129	123

Total current assets	5,160	4,604

Investments in available-for-sale securities and other cost investments, including $1,581 million and $907 million pledged as collateral for share borrowing arrangements (note 6)	18,497	21,847
Long-term derivative instruments (note 7)	1,123	1,601
Investments in affiliates, accounted for using the equity method (note 8)	1,908	784
Property and equipment, at cost	1,726	1,637
Accumulated depreciation	(595)	(504)

	1,131	1,133

Intangible assets not subject to amortization (note 2):
Goodwill	6,953	6,938
Trademarks	2,385	2,385

	9,338	9,323

Intangible assets subject to amortization, net (note 2)	4,028	4,436
Other assets, at cost, net of accumulated amortization	767	765
Assets of discontinued operations (note 5)	—	5,716

Total assets	$41,952	50,209

(continued)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	amounts in millions
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$516	424
Accrued liabilities	826	788
Accrued stock compensation	133	235
Program rights payable	191	200
Derivative instruments (note 7)	1,939	1,179
Current portion of debt (note 9)	1,379	10
Other current liabilities	302	303

Total current liabilities	5,286	3,139

Long-term debt (note 9)	6,371	8,566
Long-term derivative instruments (note 7)	1,087	1,812
Deferred income tax liabilities (note 10)	8,728	9,701
Other liabilities	1,070	801
Liabilities of discontinued operations (note 5)	—	1,305

Total liabilities	22,542	25,324

Minority interests in equity of subsidiaries	290	299
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 2,681,745,985 shares at December 31, 2005 and 2,678,895,158 shares at December 31, 2004	27	27
Series B common stock $.01 par value. Authorized 400,000,000 shares; issued 131,062,825 shares at December 31, 2005 and 2004	1	1
Additional paid-in capital	29,098	33,765
Accumulated other comprehensive earnings, net of taxes ("AOCE") (note 15)	3,421	4,215
AOCE of discontinued operations	—	12
Unearned compensation	(24)	(64)
Accumulated deficit	(13,278)	(13,245)

	19,245	24,711
Series B common stock held in treasury, at cost (10,000,000 shares at December 31, 2005 and 2004)	(125)	(125)

Total stockholders' equity	19,120	24,586

Commitments and contingencies (note 17)
Total liabilities and stockholders' equity	$41,952	50,209

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	amounts in millions, except per share amounts
Revenue:
Net sales from electronic retailing	$6,501	5,687	1,973
Communications and programming services	1,459	1,364	1,257

	7,960	7,051	3,230

Operating costs and expenses:
Cost of sales—electronic retailing services	4,112	3,594	1,258
Operating	1,608	1,356	860
Selling, general and administrative ("SG&A")	652	662	387
Stock compensation—SG&A (note 2)	52	98	(91)
Litigation settlement	—	(42)	—
Depreciation	162	172	127
Amortization	477	486	267
Impairment of long-lived assets (note 2)	—	—	1,362

	7,063	6,326	4,170

Operating income (loss)	897	725	(940)
Other income (expense):
Interest expense	(623)	(615)	(508)
Dividend and interest income	144	131	164
Share of earnings of affiliates, net (note 8)	13	15	7
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	257	(1,284)	(661)
Gains (losses) on dispositions, net (notes 6, 11 and 15)	(365)	1,406	1,126
Nontemporary declines in fair value of investments (note 6)	(449)	(129)	(22)
Other, net	(38)	(25)	(53)

	(1,061)	(501)	53

Earnings (loss) from continuing operations before income taxes and minority interest	(164)	224	(887)
Income tax benefit (expense) (note 10)	141	(119)	(342)
Minority interests in earnings of subsidiaries	(41)	(5)	—

Earnings (loss) from continuing operations	(64)	100	(1,229)
Earnings (loss) from discontinued operations, net of taxes (note 5)	31	(54)	7

Net earnings (loss)	$(33)	46	(1,222)

Earnings (loss) per common share (note 2):
Basic and diluted earnings (loss) from continuing operations	$(.02)	.04	(.44)
Discontinued operations	.01	(.02)	—

Basic and diluted net earnings (loss)	$(.01)	.02	(.44)

Weighted average number of common shares outstanding	2,795	2,856	2,748

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	amounts in millions
Net earnings (loss)	$(33)	46	(1,222)

Other comprehensive earnings (loss), net of taxes (note 15):
Foreign currency translation adjustments	(5)	23	35
Recognition of previously unrealized foreign currency translation losses	312	—	—
Unrealized holding gains (losses) arising during the period	(1,121)	1,490	3,341
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	217	(488)	(628)
Reclass unrealized gain on available-for-sale security to equity method investment	(197)	—	—
Other comprehensive earnings (loss) from discontinued operations (note 5)	(7)	(55)	227

Other comprehensive earnings (loss)	(801)	970	2,975

Comprehensive earnings (loss)	$(834)	1,016	1,753

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	amounts in millions (see note 3)
Cash flows from operating activities:
Net earnings (loss)	$(33)	46	(1,222)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Loss (earnings) from discontinued operations	(31)	54	(7)
Depreciation and amortization	639	658	394
Impairment of long-lived assets	—	—	1,362
Stock compensation	52	98	(91)
Payments of stock compensation	(103)	(10)	(360)
Noncash interest expense	101	96	75
Share of earnings of affiliates, net	(13)	(15)	(7)
Realized and unrealized losses (gains) on derivative instruments, net	(257)	1,284	661
Losses (gains) on disposition of assets, net	365	(1,406)	(1,126)
Nontemporary decline in fair value of investments	449	129	22
Minority interests in earnings of subsidiaries	41	5	—
Deferred income tax expense (benefit)	(405)	(233)	269
Other noncash charges	42	21	70
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Current assets	(184)	(520)	(347)
Payables and other current liabilities	447	623	176

Net cash provided (used) by operating activities	1,110	830	(131)

Cash flows from investing activities:
Cash proceeds from dispositions	63	479	2,443
Premium proceeds from origination of derivatives	473	193	763
Net proceeds from settlement of derivatives	461	322	1,172
Investments in and loans to cost and equity investees	(24)	(960)	(2,557)
Cash paid for acquisitions, net of cash acquired	(5)	(93)	(711)
Capital expended for property and equipment	(233)	(177)	(151)
Net sales (purchases) of short term investments	(85)	272	95
Repayments of notes receivable from LMI	—	117	—
Other investing activities, net	(15)	(14)	9

Net cash provided by investing activities	635	139	1,063

Cash flows from financing activities:
Borrowings of debt	861	—	4,152
Repayments of debt	(1,801)	(1,006)	(3,073)
Purchases of Liberty Series A common stock	—	(547)	(437)
Repurchases of subsidiary common stock	(95)	(171)	—
Proceeds from issuance of common stock	—	—	141
Other financing activities, net	100	37	(42)

Net cash provided (used) by financing activities	(935)	(1,687)	741

Effect of foreign currency exchange rates on cash	(45)	3	18

Net cash provided to discontinued operations (revised, see note 3):
Cash provided by operating activities	31	216	101
Cash used by investing activities	(47)	(247)	(536)
Cash provided (used) by financing activities	—	996	(430)
Change in available cash held by discontinued operations	(190)	(1,829)	(10)

Net cash provided to discontinued operations	(206)	(864)	(875)

Net increase (decrease) in cash and cash equivalents	559	(1,579)	816
Cash and cash equivalents at beginning of year	1,387	2,966	2,150

Cash and cash equivalents at end of year	$1,946	1,387	2,966

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2005, 2004 and 2003

		Common stock				AOCE from discontinued operations
	Preferred stock			Additional paid-in capital			Unearned compensation	Accumulated deficit	Treasury stock	Total stockholders' equity
		Series A	Series B		AOCE
	amounts in millions
Balance at January 1, 2003	$—	25	2	36,498	493	(267)	—	(12,069)	—	24,682
Net loss	—	—	—	—	—	—	—	(1,222)	—	(1,222)
Other comprehensive earnings	—	—	—	—	2,748	227	—	—	—	2,975
Issuance of Series A common stock for acquisitions	—	2	—	2,654	—	—	—	—	—	2,656
Issuance of Series A common stock for cash	—	—	—	141	—	—	—	—	—	141
Purchases of Series A common stock	—	—	—	(437)	—	—	—	—	—	(437)
Issuance of restricted stock	—	—	—	102	—	—	(102)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4	—	—	4
Series A common stock put options, net of cash received	—	—	—	37	—	—	—	—	—	37
Gain in connection with the issuance of stock of a subsidiary, net of taxes	—	—	—	6	—	—	—	—	—	6

Balance at December 31, 2003	—	27	2	39,001	3,241	(40)	(98)	(13,291)	—	28,842
Net earnings	—	—	—	—	—	—	—	46	—	46
Other comprehensive earnings (loss)	—	—	—	—	1,025	(55)	—	—	—	970
Issuance of Series A common stock for acquisitions	—	—	—	152	—	—	—	—	—	152
Issuance of Series A common stock in exchange for Series B common stock (note 11)	—	1	(1)	125	—	—	—	—	(125)	—
Acquisition of Series A common stock (note 11)	—	(1)	—	(1,016)	—	—	—	—	—	(1,017)
Amortization of deferred compensation	—	—	—	—	—	—	31	—	—	31
Distribution to stockholders for spin off of Liberty Media International ("LMI") (note 5)	—	—	—	(4,512)	(51)	107	—	—	—	(4,456)
Stock compensation for Liberty options held by LMI employees (note 13)	—	—	—	(4)	—	—	—	—	—	(4)
Stock compensation for LMI options held by Liberty employees (note 13)	—	—	—	17	—	—	—	—	—	17
Other	—	—	—	2	—	—	3	—	—	5

Balance at December 31, 2004	—	27	1	33,765	4,215	12	(64)	(13,245)	(125)	24,586
Net loss	—	—	—	—	—	—	—	(33)	—	(33)
Other comprehensive loss	—	—	—	—	(794)	(7)	—	—	—	(801)
Issuance of Series A common stock for investment in available-for-sale security	—	—	—	14	—	—	—	—	—	14
Amortization of deferred compensation	—	—	—	—	—	—	38	—	—	38
Distribution to stockholders for spin off of Discovery Holding Company ("DHC") (note 5)	—	—	—	(4,609)	—	(5)	—	—	—	(4,614)
Losses in connection with issuances of stock by subsidiaries and affiliates, net of taxes	—	—	—	(22)	—	—	—	—	—	(22)
Issuance of common stock upon exercise of stock options	—	—	—	10	—	—	—	—	—	10
Stock compensation for Liberty options held by LMI employees (note 13)	—	—	—	4	—	—	—	—	—	4
Stock compensation for LMI options held by Liberty employees (note 13)	—	—	—	(4)	—	—	—	—	—	(4)
AT&T tax sharing agreement adjustments (note 10)	—	—	—	(40)	—	—	—	—	—	(40)
Adjustment of spin off of LMI	—	—	—	(28)	—	—	—	—	—	(28)
Other	—	—	—	8	—	—	2	—	—	10

Balance at December 31, 2005	$—	27	1	29,098	3,421	—	(24)	(13,278)	(125)	19,120

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Receivables

        Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $67 million and $65 million at December 31, 2005 and 2004, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

		Additions
	Balance beginning of year	Charged to expense	Acquisitions	Deductions- write-offs	Balance end of year
	amounts in millions
2005	$65	38	—	(36)	67

2004	$80	20	—	(35)	65

2003	$18	16	62	(16)	80

Inventory

        Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

        The Company records a reserve for obsolete inventory as a percent of gross inventory based on historical experience. A summary of activity in the reserve for obsolete inventory account is as follows:

		Additions
	Balance beginning of year	Charged to expense	Acquisitions	Deductions- write-offs	Balance end of year
	amounts in millions
2005	$88	75	—	(73)	90

2004	$93	54	—	(59)	88

2003	$—	19	93	(19)	93

Program Rights

        Program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Program rights payable are initially recorded at the estimated cost of the programs when the film is available for airing.

Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value. Unrealized holding gains and losses on AFS Securities are carried net of taxes as a component of accumulated other comprehensive earnings in stockholders' equity. Realized gains and losses are determined on an average cost basis. Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.

        For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. The Company's share of net earnings or loss of affiliates also includes any other-than-temporary declines in fair value recognized during the period.

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

Derivative Instruments and Hedging Activities

        The Company uses various derivative instruments including equity collars, narrow-band collars, put spread collars, written put and call options, bond swaps and interest rate swaps to manage fair value and cash flow risk associated with many of its investments and some of its variable rate debt. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

  •
  executes its derivative instruments with several different counterparties, and

  •
  executes equity derivative instrument agreements which contain a provision that requires the counterparty to post the "in the money" portion of the derivative instrument into a cash collateral account for the Company's benefit, if the respective counterparty's credit rating for its senior unsecured debt were to reach certain levels, generally a rating that is below Standard & Poor's rating of A- and/or Moody's rating of A3.

        Due to the importance of these derivative instruments to its risk management strategy, Liberty actively monitors the creditworthiness of each of its counterparties. Based on its analysis, the Company currently considers nonperformance by any of its counterparties to be unlikely.

        Liberty accounts for its derivatives pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. At December 31, 2005 and for the three years then ended none of the Company's derivatives were designated as hedges.

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

Intangible Assets

        The Company accounts for its intangible assets pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 142 requires that goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") not be amortized, but instead be tested for impairment at least annually. Equity method goodwill is also not amortized, but continues to be considered for impairment under Accounting Principles Board Opinion No. 18. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144").

        Statement 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired. To accomplish this, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's enterprise-level goodwill balance is allocated to various reporting units which include a single equity method investment as its only asset. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.

        The Company determines the fair value of its reporting units using independent appraisals, public trading prices and other means. The Company then compares the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, the Company compares the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, and records an impairment charge to the extent the carrying amount exceeds the implied fair value.

Goodwill

        Changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

	QVC, Inc.	Starz Entertainment Group LLC	Other(3)	Total
	amounts in millions
Balance at January 1, 2005	$4,048	1,383	1,507	6,938
Acquisitions(1)	—	—	10	10
Foreign currency translation adjustments	23	—	—	23
Other(2)	(14)	—	(4)	(18)

Balance at December 31, 2005	$4,057	1,383	1,513	6,953

(1)
During the year ended December 31, 2005, subsidiaries of Liberty completed several small acquisitions. In connection with these acquisitions, Liberty recorded additional goodwill of $10 million, which represents the excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired.

(2)
Other activity for QVC, Inc. ("QVC") relates to (1) the reversal of income tax reserves recorded when Liberty purchased a controlling interest in QVC and (2) the repurchase of QVC stock held by employees of QVC. The differences between the carrying value of the minority interest acquired and the purchase price is recorded as goodwill.

(3)
As noted above, the Company's enterprise-level goodwill of $1,371 million is allocable to reporting units, whether they are consolidated subsidiaries or equity method investments. Total enterprise-level goodwill at December 31, 2005, which is included in Other, is allocated as follows (amounts in millions).

Entity	Allocable goodwill
QVC	$1,216
Courtroom Television Network, LLC ("Court TV")	124
GSN, LLC ("GSN")	17
Other	14

$1,371

        Starz Entertainment Group LLC ("SEG") obtained an independent third party valuation in connection with its 2003 annual year-end evaluation of the recoverability of its goodwill. The result of this valuation, which was based on a discounted cash flow analysis of projections prepared by the management of SEG, indicated that the fair value of this reporting unit was less than its carrying value. This reporting unit fair value was then used to calculate an implied value of the goodwill (including $1,195 million of allocated enterprise-level goodwill) related to SEG. The $1,352 million excess of the carrying amount of the goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2003.

Intangible Assets Subject to Amortization

        Intangible assets subject to amortization are comprised of the following:

	December 31, 2005			December 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Distribution rights	$2,628	(788)	1,840	2,618	(589)	2,029
Customer relationships	2,365	(398)	1,967	2,347	(224)	2,123
Other	653	(432)	221	622	(338)	284

Total	$5,646	(1,618)	4,028	5,587	(1,151)	4,436

        Amortization of intangible assets with finite useful lives was $477 million, $486 million and $267 million for the years ended December 31, 2005, 2004 and 2003, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2006	$451
2007	$410
2008	$376
2009	$343
2010	$333

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

Revenue Recognition

        Revenue is recognized as follows:

  •
  Revenue from electronic retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2005 and 2004 and the four months ended December 31, 2003 aggregated $1,287 million, $1,089 million and $340 million, respectively.

  •
  Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements.

  •
  Revenue from sales and licensing of software and related service and maintenance is recognized pursuant to Statement of Position No. 97-2, "Software Revenue Recognition." For multiple element contracts with vendor specific objective evidence, the Company recognizes revenue for each specific element when the earnings process is complete. If vendor specific objective evidence does not exist, revenue is deferred and recognized on a straight-line basis over the term of the maintenance period.

  •
  Revenue from content distribution is recognized in the period that services are rendered.

Cost of Sales—Electronic Retailing

        Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

        Advertising costs generally are expensed as incurred. Advertising expense aggregated $46 million, $49 million and $19 million for the years ended December 31, 2005, 2004 and 2003, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

Stock-Based Compensation

        As more fully described in note 13, the Company has granted to its employees options, stock appreciation rights ("SARs") and options with tandem SARs to purchase shares of Liberty Series A and Series B common stock. The Company accounts for these grants pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Under these provisions, no compensation expense is recognized for fixed plan awards because the exercise price is equal to the market price of the underlying common stock on the date of grant. Compensation for variable plan awards is recognized based upon the percentage of the options that are vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") to its options. Compensation expense for SARs and options with tandem SARs is the same under APB Opinion No. 25 and Statement 123. Accordingly, no pro forma adjustment for such awards is included in the following table.

	Years ended December 31,
	2005	2004	2003
	amounts in millions, except per share amounts
Earnings (loss) from continuing operations	$(64)	100	(1,229)
Add stock compensation as determined under the intrinsic value method, net of taxes	2	2	2
Deduct stock compensation as determined under the fair value method, net of taxes	(47)	(44)	(49)

Pro forma earnings (loss) from continuing operations	$(109)	58	(1,276)

Basic and diluted earnings (loss) from continuing operations per share:
As reported	$(.02)	.04	(.44)
Pro forma	$(.04)	.02	(.46)

Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more-likely-than-not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,795 million and 2,856 million weighted average shares outstanding for the years ended December 31, 2005 and 2004, respectively. The diluted EPS calculation for 2005 and 2004 includes 13 million and 14 million potential common shares, respectively. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying consolidated statement of operations. Excluded from diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, are 71 million, 72 million and 84 million potential common shares because their inclusion would be anti-dilutive.

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

        Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's consolidated financial statements.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("Statement 123R"). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

        Public companies are required to adopt Statement 123R as of the beginning of the first fiscal year that begins after June 15, 2005, or January 1, 2006 for calendar-year companies such as Liberty. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after December 31, 2005. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. Liberty expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

        Liberty currently estimates that upon adoption of Statement 123R, it will be required to record a $125 million charge to earnings (before related income taxes) as the cumulative effect of a change in accounting. Such charge primarily represents the aggregate differences between the fair value and intrinsic value of the Company's liability awards. In addition, at December 31, 2005, the Company has approximately $65 million of unamortized stock-based compensation related to equity awards granted prior to January 1, 2006 that will be amortized into its statement of operations over approximately 4 years.

(3)   Supplemental Disclosures to Consolidated Statements of Cash Flows

        We have revised our 2004 and 2003 statements of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. We previously had reported these amounts on a combined basis.

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$18	85	9,996
Net liabilities assumed	—	(2)	(968)
Long-term debt issued	—	—	(4,000)
Deferred tax liability	—	—	(1,612)
Minority interest	(13)	10	(49)
Common stock issued	—	—	(2,656)

Cash paid for acquisitions, net of cash acquired	$5	93	711

Cash paid for interest	$477	515	400

Cash paid for income taxes	$162	50	56

(4)   Acquisition of Controlling Interest in QVC, Inc.

        On September 17, 2003, Liberty completed its acquisition of Comcast Corporation's ("Comcast") approximate 56.5% ownership interest in QVC for an aggregate purchase price of approximately $7.9 billion. QVC markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Prior to the closing, Liberty owned approximately 41.7% of QVC. Subsequent to the closing, Liberty owned approximately 98% of QVC's outstanding shares, and the remaining shares of QVC were held by members of the QVC management team.

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

        Subsequent to the closing, QVC is a consolidated subsidiary of Liberty. For financial reporting purposes, the acquisition is deemed to have occurred on September 1, 2003, and since that date QVC's results of operations have been consolidated with Liberty's. Prior to its acquisition of Comcast's interest, Liberty accounted for its investment in QVC using the equity method of accounting. Liberty recorded the acquisition of QVC as a step acquisition, and accordingly, QVC's assets and liabilities were recorded at amounts equal to (1) 56.5% of estimated fair value at the date of acquisition plus (2) 43.5% of historical cost. The $2,048 million excess of the purchase price over the estimated fair value of 56.5% of QVC's assets and liabilities combined with Liberty's historical equity method goodwill of $1,848 million was recorded as goodwill. The excess of the purchase price for Comcast's interest in QVC over the estimated fair value of QVC's assets and liabilities is attributable to the following: (i) QVC's position as a market leader in its industry, (ii) QVC's ability to generate significant cash from operations and Liberty's ability to obtain access to such cash, and (iii) QVC's perceived significant international growth opportunities.

        Liberty's total investment in QVC of $10,717 million is comprised of $2,804 million attributable to its historical equity method investment and $7,913 million representing the purchase price for

Comcast's interest. This total investment has been allocated based on a third party appraisal to QVC's assets and liabilities as follows (amounts in millions):

Current assets, including cash and cash equivalents of $632 million	$1,764
Property and equipment	631
Intangible assets subject to amortization:
Customer relationships(1)	2,336
Cable and satellite television distribution rights(1)	2,022
Intangible assets not subject to amortization:
Trademarks	2,385
Goodwill	3,896
Other assets	269
Liabilities	(888)
Minority interest	(101)
Deferred income taxes	(1,597)

$10,717

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

Revenue	$6,145
Loss from continuing operations	$(1,182)
Net loss	$(1,175)
Loss per common share	$(.41)

(5)   Discontinued Operations

Spin Off of Discovery Holding Company

        On July 21, 2005 (the "DHC Spin Off Date"), Liberty completed the spin off (the "DHC Spin Off") of DHC to its shareholders. The DHC Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. The DHC Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction. At the time of the DHC Spin Off, DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC, Liberty's 50% ownership interest in Discovery Communications, Inc. and $200 million in cash.

        Following the DHC Spin Off, DHC and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the DHC Spin Off, DHC and

Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and DHC after the DHC Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Facilities and Services Agreement, a Tax Sharing Agreement and a Short-Term Credit Facility.

        The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the DHC Spin Off and cross indemnities. Pursuant to the Facilities and Services Agreement, Liberty provides DHC with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. DHC reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for DHC's allocable portion of facilities costs and costs associated with any shared services or personnel.

        Under the Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty and DHC. DHC is responsible for all other taxes with respect to returns which include DHC, but do not include Liberty whether accruing before, on or after the DHC Spin Off. The Tax Sharing Agreement requires that DHC will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the DHC Spin Off from qualifying as a tax-free transaction. Moreover, DHC has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the DHC Spin Off from qualifying as a tax-free transaction.

Spin Off of Liberty Media International, Inc.

        On June 7, 2004 (the "LMI Spin Off Date"), Liberty completed the spin off (the "LMI Spin Off") of its wholly-owned subsidiary, Liberty Media International, Inc., to its shareholders. Substantially all of the assets and businesses of LMI were attributed to Liberty's former International Group segment. In connection with the LMI Spin Off, holders of Liberty common stock on June 1, 2004 received 0.05 of a share of LMI Series A common stock for each share of Liberty Series A common stock owned and 0.05 of a share of LMI Series B common stock for each share of Liberty Series B common stock owned. The LMI Spin Off is intended to qualify as a tax-free spin off. For accounting purposes, the LMI Spin Off is deemed to have occurred on June 1, 2004, and no gain or loss was recognized by Liberty in connection with the LMI Spin Off due to the pro rata nature of the distribution.

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

        Following the LMI Spin Off, LMI and Liberty operate independently, and neither had any stock ownership, beneficial or otherwise, in the other. In connection with the LMI Spin Off, LMI and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and LMI after the LMI Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement and a Tax Sharing Agreement.

        The Reorganization Agreement provided for, among other things, the principal corporate transactions required to effect the LMI Spin Off and cross indemnities.

        Under the Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty and

LMI. LMI is responsible for all other taxes with respect to returns which include LMI, but do not include Liberty whether accruing before, on or after the LMI Spin Off. The Tax Sharing Agreement requires that LMI will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the LMI Spin Off from qualifying as a tax-free transaction. Moreover, LMI has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the LMI Spin Off from qualifying as a tax-free transaction.

        In the third quarter of 2005, Liberty filed its 2004 tax return and adjusted the amount of net operating loss and capital loss carryforwards allocated to LMI. Such adjustment resulted in an increase to Liberty's deferred income tax liabilities and a reduction of additional paid-in capital of $28 million.

DMX Music

        During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). DMX was principally engaged in programming, distributing and marketing digital and analog music services to homes and businesses and was included in Liberty's former Networks Group segment. On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. DMX entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. On May 16, 2005, the Bankruptcy Court entered a written order approving the transaction, and the sale transaction was completed. As a result of the DMX Bankruptcy filing, Liberty deconsolidated DMX effective January 1, 2005. In connection with its decision to dispose of its ownership interest, Liberty recognized a $23 million impairment loss to write down the carrying value of the net assets of DMX to their estimated fair value based upon the aforementioned arrangement to sell the assets. Such loss has been included in loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2004.

        The consolidated financial statements and accompanying notes of Liberty have been prepared reflecting DHC, LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of DHC, LMI and DMX have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported separately in such consolidated financial statements.

        Certain combined statement of operations information for DHC, LMI and DMX, which is included in earnings (loss) from discontinued operations, is as follows:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Revenue	$390	1,773	798
Earnings (loss) before income taxes and minority interests	$48	(93)	37

        Certain asset and liability amounts for DHC as of July 21, 2005 are as follows (amounts in millions):

Investment in Discovery	$2,982
Goodwill	$2,135
Deferred tax liabilities	$(1,060)

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        Investments in AFS securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

	December 31,
	2005	2004
	amounts in millions
News Corp.	$8,171	9,667
IAC/InterActiveCorp ("IAC")	1,960	3,824
Time Warner Inc. ("Time Warner") (1)	2,985	3,330
Sprint Nextel Corporation ("Sprint") (2)	2,162	2,342
Motorola, Inc. ("Motorola") (3)	1,672	1,273
Other AFS equity securities (4)	1,088	1,023
Other AFS debt securities (5)	389	304
Other cost investments and related receivables	79	87

	18,506	21,850
Less short-term investments	(9)	(3)

	$18,497	21,847

(1)
Includes $158 million and $176 million of shares pledged as collateral for share borrowing arrangements at December 31, 2005 and 2004, respectively.

(2)
Includes $94 million of shares pledged as collateral for share borrowing arrangements at December 31, 2005.

(3)
Includes $1,173 million and $654 million of shares pledged as collateral for share borrowing arrangements at December 31, 2005 and 2004, respectively.

(4)
Includes $156 million and $77 million of shares pledged as collateral for share borrowing arrangements at December 31, 2005 and 2004, respectively.

(5)
At December 31, 2005, other AFS debt securities include $371 million of investments in third-party marketable debt securities held by Liberty parent and $18 million of such securities held by subsidiaries of Liberty. At December 31, 2004, such investments aggregated $276 million and $28 million, respectively.

News Corp.

        Effective October 14, 2003, pursuant to a put/call arrangement with News Corp., Liberty acquired $500 million of American Depository Shares ("ADSs") for News Corp. preferred limited voting shares at $21.50 per ADS. In addition during 2003, Liberty sold certain of its News Corp. non-voting ADSs in the open market and purchased voting News Corp. ADSs in the open market. Liberty recognized a pre-tax gain of $236 million on the sale of its non-voting ADSs. In early 2004, Liberty purchased additional voting ADSs and sold additional non-voting ADSs in the open market and recorded a pre-tax gain of $134 million. On a net basis, Liberty effectively exchanged 21.2 million non-voting ADSs and $693 million in cash for 48 million voting ADSs, taking into account proceeds from sales of, and unwinding of collars on, non-voting News Corp. ADSs.

        In the fourth quarter of 2004, News Corp. reincorporated as a U.S. corporation and effected a reverse stock split by exchanging one share of newly issued voting stock ("NWS") or non-voting stock

("NWSA") for every two outstanding ADSs. In November 2004, Liberty entered into total return equity swaps with a financial institution with respect to 92 million shares of NWS. Pursuant to the terms of the swap, the financial institution acquired the 92 million shares of NWS for Liberty's benefit for a weighted average strike price of $17.48. In December 2004, Liberty elected to terminate the swaps. In connection with such termination, Liberty delivered 86.9 million shares of NWSA with a fair market value of $1,608 million in exchange for the 92 million shares of NWS with a fair market value of $1,749 million. Accordingly, Liberty recognized a pre-tax gain on the swap transaction of $141 million, which is included in realized and unrealized gains on financial instruments and a pre-tax gain on the exchange of NWSA for NWS of $710 million, which is included in gains on dispositions. At December 31, 2005, Liberty has an approximate 16% economic interest and an approximate 19% voting interest in News Corp.

IAC/InterActiveCorp

        Effective August 9, 2005, IAC completed the spin-off of its subsidiary, Expedia, Inc. ("Expedia"). Shareholders of IAC, including Liberty, received one share of Expedia for each share of IAC owned. Subsequent to the spin-off of Expedia, Liberty owns approximately 20% of the outstanding Expedia common stock representing a 52% voting interest. However, under existing governance arrangements, the Chairman of Expedia is currently entitled to vote Liberty's shares of Expedia, subject to certain limitations. As Liberty has appointed two out of nine members of Expedia's board of directors, it accounts for this investment using the equity method of accounting. Liberty allocated its pre-spin off carrying value in IAC between IAC and Expedia based on the relative trading prices of IAC and Expedia. Unrealized holding gains included in the carrying value allocated to Expedia were reversed as part of this allocation.

        At December 31, 2005, Liberty owns approximately 22% of IAC common stock representing an approximate 54% voting interest. However, under existing governance arrangements, the Chairman of IAC is currently entitled to vote Liberty's shares, and due to the fact that Liberty has rights to appoint only two of thirteen members to the IAC board of directors, Liberty's ability to exert significant influence over IAC is limited at this time. Accordingly, Liberty accounts for this investment as an AFS security.

Other

        During the fourth quarter of 2003, Liberty sold all of its shares of Vivendi Universal common stock in the open market for aggregate cash proceeds of $838 million and recognized a $262 million gain (before tax expense of $102 million).

Nontemporary Declines in Fair Value of Investments

        During the years ended December 31, 2005, 2004 and 2003, Liberty determined that certain of its AFS securities (including News Corp. in 2005) and cost investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The amount of nontemporary decline recognized for Liberty's News Corp. voting shares in 2005 was $352 million.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2005		December 31, 2004
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$5,459	17	7,292	19
Gross unrealized holding losses	$(27)	—	(15)	—

        The aggregate fair value of securities with unrealized holding losses at December 31, 2005 was $411 million. None of these securities had unrealized losses for more than 12 continuous months.

(7)   Derivative Instruments

        The Company's derivative instruments are summarized as follows:

	December 31,
Type of derivative
	2005	2004
	amounts in millions
Assets
Equity collars	$1,568	2,016
Put spread collars	133	291
Other	83	121

	1,784	2,428
Less current portion	(661)	(827)

	$1,123	1,601

Liabilities
Exchangeable debenture call option obligations	$927	1,102
Put options	342	445
Equity collars	160	398
Borrowed shares	1,581	907
Other	16	139

	3,026	2,991
Less current portion	(1,939)	(1,179)

	$1,087	1,812

Equity Collars, Narrow-Band Collars, Put Spread Collars and Put Options

        The Company has entered into equity collars, narrow-band collars, put spread collars, written put and call options and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments. Narrow-band collars are equity collars in which the put and call prices are set so that the call option has a relatively higher fair value than the put option at the time of origination. In these cases the Company receives cash equal to the difference between such fair values.

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

Exchangeable Debenture Call Option Obligations

        Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint common stock, Motorola and Freescale Semiconductor, Inc. common stock, Viacom Class B and CBS Corporation Class B common stock or Time Warner common stock, as applicable. (See note 9 for a more complete description of the exchangeable debentures.)

        Under Statement 133, the call option feature of the exchangeable debentures is reported separately from the long-term debt portion in the consolidated balance sheets at fair value. Changes in the fair value of the call option obligations are recognized as unrealized gains (losses) on derivative instruments in Liberty's consolidated statements of operations.

Realized and Unrealized Gains on Derivative Instruments

        Realized and unrealized gains (losses) on derivative instruments are comprised of the following:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Change in fair value of exchangeable debenture call option feature	$172	(129)	(158)
Change in the fair value of equity collars	311	(941)	(483)
Change in the fair value of borrowed shares	(205)	(227)	(121)
Change in the fair value of put options	(66)	2	108
Change in the fair value of put spread collars	9	8	21
Change in fair value of other derivatives(1)	36	3	(28)

	$257	(1,284)	(661)

(1)
Comprised primarily of interest rate swap agreements.

(8)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2005 and the carrying amount at December 31, 2004:

	December 31, 2005		December 31, 2004
	Percentage Ownership	Carrying Amount	Carrying Amount
		dollar amounts in millions
Expedia	20%	$1,213	—
Court TV	50%	297	277
GSN	50%	255	251
Other	various	143	256

		$1,908	784

Expedia

        IAC completed the spin off of Expedia on August 9, 2005. Accordingly, the Company recorded its share of earnings of Expedia for the five months ended December 31, 2005. The fair value of the Company's investment in Expedia was $1,659 million at December 31, 2005. Summarized financial information as of December 31, 2005 and for the year then ended for Expedia is as follows (amounts in millions):

Consolidated Balance Sheet
Current assets	$590
Property and equipment	91
Goodwill	5,860
Intangible assets	1,177
Other assets	39

Total assets	$7,757

Current liabilities	$1,438
Deferred income taxes	369
Other liabilities	144
Minority interest	72
Stockholders' equity	5,734

Total liabilities and equity	$7,757

Consolidated Statement of Operations
Revenue	$2,120
Cost of revenue	(471)

Gross profit	1,649
Selling, general and administrative	(1,034)
Stock compensation	(92)
Amortization	(126)

Operating income	397
Interest income	49
Other expense	(31)
Income tax expense	(186)

Net earnings	$229

(9)   Long-Term Debt

        Debt is summarized as follows:

		Carrying value December 31,
	Outstanding principal December 31, 2005
		2005	2004
	amounts in millions
Parent company debt:
Senior notes and debentures
3.5% Senior Notes due 2006	$121	121	513
Floating Rate Senior Notes due 2006	1,247	1,247	2,463
7.875% Senior Notes due 2009	670	666	711
7.75% Senior Notes due 2009	234	235	235
5.7% Senior Notes due 2013	802	800	800
8.5% Senior Debentures due 2029	500	495	495
8.25% Senior Debentures due 2030	902	895	951
Senior exchangeable debentures
4% Senior Exchangeable Debentures due 2029	869	251	249
3.75% Senior Exchangeable Debentures due 2030	810	231	228
3.5% Senior Exchangeable Debentures due 2031	600	235	231
3.25% Senior Exchangeable Debentures due 2031	551	117	118
0.75% Senior Exchangeable Debentures due 2023	1,750	1,552	1,473

	9,056	6,845	8,467
QVC bank credit facility	800	800	—
Other subsidiary debt	105	105	109

Total debt	$9,961	7,750	8,576

Less current maturities		(1,379)	(10)

Total long-term debt		$6,371	8,566

Parent Company Debt

        During the year ended December 31, 2005, and pursuant to a previously announced debt reduction plan, Liberty retired $1,719 million principal amount of its parent company debt (primarily comprised of its senior notes) for aggregate cash consideration of $1,731 million plus accrued interest. In connection with these debt retirements, Liberty recognized a loss on early extinguishment of debt of $18 million, which is included in other income (expense) in the accompanying consolidated statement of operations.

Senior Notes and Debentures

        The Floating Rate Notes accrue interest at 3 month LIBOR plus a margin. At December 31, 2005 the borrowing rate was 5.99%.

        Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

        The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $17 million and $20 million at December 31, 2005 and 2004, respectively, which is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Exchangeable Debentures

        Each $1,000 debenture of Liberty's 4% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock. Liberty may, at its election, pay the exchange value in cash, Sprint common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 3.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock. Liberty may, at its election, pay the exchange value in cash, Sprint common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 3.5% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock and 4.0654 shares of Freescale Semiconductor, Inc. ("Freescale"), which Motorola spun off to its shareholders in December 2004. Such exchange value is payable, at Liberty's option, in cash, Motorola and Freescale stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 3.25% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 9.2833 shares of Viacom Class B common stock and 9.2833 shares of CBS Corporation ("CBS") Class B common stock, which Viacom spun off to its shareholders in December 2005. Such exchange value is payable at Liberty's option in cash, Viacom and CBS stock or a combination thereof. On or after March 15, 2006, Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 0.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of Liberty Series A common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the debentures, in whole or in part, for shares of Time Warner common stock, cash or any combination thereof equal to the face amount of the debentures plus accrued interest. On March 30, 2008, March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner common stock, cash, Liberty Series A common stock, or any combination thereof.

        Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

        In accordance with Statement 133, the call option feature of the exchangeable debentures is reported at fair value and separately from the long-term debt in the consolidated balance sheet. The reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The long-term debt is accreted to its face amount over the expected term of the debenture using the effective interest method. Accordingly, at December 31, 2005, the difference between the principal amount and the carrying value of the long-term debt portion is the unamortized fair value of the call option feature that was recorded at the date of issuance of the respective debentures. Accretion related to the Company's exchangeable debentures aggregated $89 million, $83 million and $61 million during the years ended December 31, 2005, 2004 and 2003, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

QVC Bank Credit Facility

        Effective May 20, 2005, QVC entered into a $2 billion bank credit facility (the "QVC Credit Facility"). The QVC Credit Facility is comprised of an $800 million term loan that was drawn at closing, a $400 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $400 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $200 million U.S. dollar revolving loan and a $200 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on May 20, 2010, and accrue interest (4.94% at December 31, 2005), at the option of QVC, at LIBOR plus an applicable margin or the Alternative Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

        The QVC Credit Facility contains restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at December 31, 2005.

Other Subsidiary Debt

        Other subsidiary debt at December 31, 2005 is comprised primarily of capitalized satellite transponder lease obligations.

Five Year Maturities

        The U.S. dollar equivalent of the annual maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2006	$1,379
2007	$11
2008	$1,762
2009	$916
2010	$12

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt at December 31, 2005 is as follows (amounts in millions):

Fixed rate senior notes	$1,838
Floating rate senior notes	$1,228
Senior debentures	$1,347
Senior exchangeable debentures, including call option obligation	$3,858

        Liberty believes that the carrying amount of its subsidiary debt approximated fair value at December 31, 2005.

(10) Income Taxes

        Income tax benefit (expense) consists of:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Current:
Federal	$(100)	(177)	(4)
State and local	(75)	(61)	(29)
Foreign	(89)	(114)	(40)

	(264)	(352)	(73)

Deferred:
Federal	237	166	(224)
State and local	170	59	(44)
Foreign	(2)	8	(1)

	405	233	(269)

Income tax benefit (expense)	$141	(119)	(342)

        Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Computed expected tax benefit (expense)	$72	(77)	310
Change in foreign and state tax rates	147	—	—
State and local income taxes, net of federal income taxes	16	(6)	(45)
Foreign taxes	(31)	(47)	(40)
Change in valuation allowance affecting tax expense	(59)	(12)	(65)
Recognition of tax basis in equity of DMX	—	38	—
Goodwill impairment charges not deductible for income tax purposes	—	—	(477)
Other, net	(4)	(15)	(25)

Income tax benefit (expense)	$141	(119)	(342)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$787	1,116
Accrued stock compensation	90	125
Other future deductible amounts	406	189

Deferred tax assets	1,283	1,430
Valuation allowance	(459)	(400)

Net deferred tax assets	824	1,030

Deferred tax liabilities:
Investments	6,033	7,297
Intangible assets	2,528	2,465
Discount on exchangeable debentures	1,006	863
Other	112	240

Deferred tax liabilities	9,679	10,865

Net deferred tax liabilities	$8,855	9,835

        The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2005	2004
	amounts in millions
Current deferred tax asset	$(33)	(28)
Current deferred tax liabilities	160	162
Long-term deferred tax liabilities	8,728	9,701

Net deferred tax liabilities	$8,855	9,835

        The Company's valuation allowance increased $59 million in 2005.

        At December 31, 2005, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $1,943 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2006: $3 million; 2007: $2 million; 2008: $12 million; 2009: $392 million; 2010: $4 million and beyond 2010: $1,530 million. Of the foregoing net operating and capital loss carryforward amount, approximately $871 million is subject to certain limitations and may not be currently utilized. The remaining $1,072 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

        Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2005 and later years. These NOLs and current interest deductions on its exchangeable debentures are being used to offset taxable income currently being generated.

        The IRS has issued Technical Advice Memorandums ("TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in its deferred tax expense. However, the NOLs Liberty has recorded would not be available to offset its current taxable income, and Liberty would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

        During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty was a subsidiary of AT&T, Liberty recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty's spin off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating $670 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability.

        Also, pursuant to the AT&T Tax Sharing Agreement and in connection with the split off from AT&T, AT&T was required to pay Liberty an amount equal to 35% of the amount of the NOLs reflected in TCI's final federal income tax return that had not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with the split off, Liberty received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. Liberty was not paid for certain of TCI's NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay Liberty 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that Liberty was required to recognize additional taxable income related to the recapitalization of one of its investments resulting in a tax liability of approximately $30 million. As a result of the tax assessment, Liberty also received a corresponding amount of additional tax basis in the investment. However, Liberty was able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

        In the fourth quarter of 2004, AT&T requested a refund from Liberty of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by Liberty's losses. AT&T has asserted that Liberty's losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had Liberty's losses not been included in its return. In 2004, Liberty estimated that it may ultimately pay AT&T up to $30 million of the requested $70 million because Liberty believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, Liberty accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and Liberty's accrual of amounts due to AT&T was an increase to deferred tax assets and an increase to other liabilities.

        In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by Liberty's losses. In addition, the information provided to Liberty in connection with AT&T's request shows that AT&T has not yet claimed a credit for AMT previously paid. Accordingly, in the fourth quarter of 2005, Liberty increased its accrual by approximately $40 million (with a corresponding reduction of additional paid-in capital) representing its estimate of the amount it may ultimately pay (excluding accrued interest, if any) to AT&T as a result of this request. Although Liberty has not reduced its accrual for any future refunds, Liberty believes it is entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

        In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty is currently reviewing this claim and has not recorded an accrual for this request in its consolidated financial statements for the year ended December 31, 2005.

        Although for accounting purposes Liberty has accrued a portion of the amounts claimed by AT&T to be owed by Liberty under the AT&T Tax Sharing Agreement, Liberty believes there are valid defenses or set-off or similar rights in its favor that may cause the total amount that it owes AT&T to be less than the amounts accrued.

(11) Stockholders' Equity

Preferred Stock

        Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's Board of Directors. As of December 31, 2005, no shares of preferred stock were issued.

Common Stock

        Liberty's Series A common stock has one vote per share, and its Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.

        As of December 31, 2005, there were 52.8 million shares of Liberty Series A common stock and 30.0 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

Purchases of Common Stock

        During 2005, Liberty sold put options with respect to shares of its Series A common stock for net cash proceeds of $2 million. Liberty accounts for the put options pursuant to Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150"). Accordingly, the put options are recorded at fair value, and changes in the fair value are included in realized and unrealized gains (losses) on derivative instruments in the accompanying consolidated statement of operations. At December 31, 2005, Liberty had outstanding put options with respect to 12.5 million shares of its Series A common stock with an average put price of $7.88 per share. All of these put options expire within 45 days after December 31, 2005.

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

        During 2004, Liberty entered into zero-strike call spreads ("Z-Call") with respect to six million shares of its Series A common stock. Liberty net cash settled all of its Z-calls during the first quarter of 2005 for net cash proceeds of $63 million, which primarily represented the return of collateral posted by Liberty in 2004. Liberty accounts for the Z-Calls pursuant to Statement No. 150. Changes in the fair value of the Z-Calls are included in realized and unrealized gains (losses) on derivative instruments in the accompanying consolidated statement of operations.

        During 2004, Liberty also sold put options with respect to shares of its Series A common stock for cash proceeds of $3 million. All of these put options expired unexercised prior to December 31, 2004.

        During the year ended December 31, 2003, the Company purchased 42.3 million shares of its common stock for aggregate cash consideration of $437 million. These purchases have been accounted for as retirements of common stock and have been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

(12) Transactions with Officers and Directors

Chairman's Employment Agreement

        The Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2005 is $1.9 million, and is included in other liabilities in the accompanying consolidated balance sheet.

        The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($102,991 per month as of December 31, 2005). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at December 31, 2005 is $24.7 million, and is included in other liabilities in the accompanying consolidated balance sheet.

        The Company's Chairman deferred a portion of his monthly compensation under his previous employment agreement with Tele-Communications, Inc. ("TCI"). The Company assumed the obligation to pay that deferred compensation in connection with the TCI/AT&T Merger in 1999. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $13.9 million at December 31, 2005 and is included in other liabilities in the accompanying consolidated balance sheets, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

Other

        In September 2000, certain officers of Liberty purchased a 6% common stock interest in a subsidiary for $1.3 million. Such subsidiary owned an indirect interest in an entity that held certain of Liberty's investments in satellite and technology related assets. Liberty and the officers entered into a shareholders agreement in which the officers could require Liberty to purchase, after five years, all or part of their common stock interest in exchange for Series A Liberty stock at the then fair market value. In addition, Liberty had the right to purchase, in exchange for Series A Liberty common stock, the common stock interests held by the officers at fair market value at any time. During 2001, two of the officers resigned their positions with the Company, and the Company purchased their respective interests in the subsidiary for the original purchase price plus 6% interest. In December 2005, Liberty redeemed all of the remaining shares of common stock of the subsidiary from the officers for aggregate cash proceeds of $80.

        Effective November 28, 2003, Liberty acquired all the outstanding stock of TP Investment, Inc. ("TPI"), a corporation wholly owned by TP-JCM, LLC, a limited liability company in which the sole member is the Company's Chairman. In exchange for the stock of TPI, TP-JCM received 5,281,739 shares of the Company's Series B common stock, valued in the agreement at $11.50 per share. As prescribed by the Agreement and Plan of Merger pursuant to which the acquisition was effected, that per share value equals 110% of the average of the closing sale prices of the Company's Series A common stock for the ten trading days ended November 28, 2003. TPI owns 10,602 shares of Series B Preferred Stock of Liberty TP Management, Inc. ("Liberty TP Management"), a subsidiary of the Company. Those shares of Series B Preferred Stock represent 12% of the voting power of Liberty TP Management. TPI also owns a 5% membership interest (representing a 50% voting interest) in Liberty TP LLC, a limited liability company which owns approximately 20.6% of the common equity and 27.2% of the voting power of Liberty TP Management. As a result of the acquisition, the Company beneficially owns all the equity and voting interests in Liberty TP Management. Liberty TP Management owns Liberty's interest in TruePosition, Inc. and certain equity interests in Sprint Nextel Corporation and IDT Investments, Inc.

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

(13) Stock Options and Stock Appreciation Rights

Liberty

        Pursuant to the Liberty Media Corporation 2000 Incentive Plan (the "Liberty Incentive Plan"), the Company has granted to certain of its employees stock options, SARs and stock options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and Series B common stock. The Liberty Incentive Plan provides for Awards to be made in respect of a maximum of 160 million shares of common stock of Liberty.

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

        Awards granted pursuant to the Liberty Incentive Plan and the NDIP during the years ended December 31, 2005, 2004 and 2003 are provided in the table below. The exercise prices in the table represent the exercise price on the date of grant and have not been adjusted for the effects of the LMI Spin Off and the DHC Spin Off.

Grant year	Grant group	Grant type	Number of awards granted	Weighted average exercise price	Vesting period	Term	Weighted average grant date fair value
Series A Awards
2003	Employees	SARs	4,667,000	$11.09	5 years	10 years	$5.57
2003	Employees	SARs	1,500,000	$14.33	5 years	10 years	$5.57
2003	Directors	SARs	66,000	$11.85	1 year	10 years	$5.93
2004	Employees	SARs	4,011,450	$8.45	5 years	10 years	$4.36
2004	Directors	SARs	66,000	$11.00	1 year	10 years	$5.84
2005	Employees	Options	9,076,750	$8.26	4 years	7 years	$2.34
2005	Directors	SARs	55,000	$10.36	1 year	10 years	$4.50
Series B Awards
2005	Employees	Options	1,800,000	$9.21	3 years	10 years	$4.67

        The estimated fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the Treasury rate for bonds with the same expected term as the Award; (b) a 21% volatility factor;

(c) the expected term of the Award; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

        In connection with the LMI Spin Off and pursuant to the anti-dilution provisions of the Liberty Incentive Plan, the Liberty incentive plan committee determined to make adjustments to outstanding Liberty Awards. As of the record date, each outstanding Award held by (1) employees of LMI, (2) employees of Liberty in departments of Liberty that were expected to provide services to LMI pursuant to the Facilities and Services Agreement and (3) directors of Liberty were divided into (A) an option to purchase shares of LMI common stock equal to 0.05 times the number of LMC Awards held by the option holder on the record date and (B) an Award to purchase shares of Liberty common stock equal to the same number of shares of Liberty common stock for which the outstanding Award was exercisable. The aggregate exercise price of each pre-Spin Off Award was allocated between the new Liberty Award and the LMI Award. All other Awards were adjusted to increase the number of shares of Liberty common stock for which the Award was exercisable and to decrease the exercise price to reflect the dilutive effect of the distribution of LMI common stock in the LMI Spin Off.

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

        In connection with the DHC Spin Off and pursuant to the anti-dilution provisions of the Liberty Incentive Plan, the Liberty incentive plan committee determined to make adjustments to outstanding Liberty Awards. As of the record date, each outstanding Award held by (1) employees of DHC, (2) employees of Liberty in departments of Liberty that were expected to provide services to DHC pursuant to the Facilities and Services Agreement and (3) directors of Liberty were divided into (A) an option to purchase shares of DHC common stock equal to 0.10 times the number of LMC Awards held by the option holder on the record date and (B) an Award to purchase shares of Liberty common stock equal to the same number of shares of Liberty common stock for which the outstanding Award was exercisable. The aggregate exercise price of each pre-Spin Off Award was allocated between the new Liberty Award and the DHC Award. All other Awards were adjusted to increase the number of shares of Liberty common stock for which the Award was exercisable and to decrease the exercise price to reflect the dilutive effect of the distribution of DHC common stock in the DHC Spin Off.

        Pursuant to the Reorganization Agreement Liberty is responsible for settlement of all Liberty Awards whether held by Liberty employees or DHC employees, and DHC is responsible for settlement of all DHC Awards whether held by Liberty employees or DHC employees. Liberty will continue to record compensation for all Liberty and DHC Awards held by Liberty employees. The compensation for DHC Awards will be reflected as an adjustment to additional paid-in capital in Liberty's statement of stockholders' equity.

        The following table presents the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty Series A and Series B common stock granted to certain officers, employees and directors of the Company.

	Liberty Series A common stock	WAEP	Liberty Series B common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2003	48,661	$9.60	28,165	$14.96
Granted	6,233	$11.88	—
Exercised	(323)	$4.68	—
Canceled	(619)	$17.22	—
Options issued in mergers	1,142	$78.53	—

Outstanding at December 31, 2003	55,094	$11.23	28,165	$14.96
Granted	4,078	$8.54	—
Exercised	(2,060)	$2.13	—
Canceled	(5,457)	$13.32	—
Adjustments related to LMI Spin Off	4,321		—

Outstanding at December 31, 2004	55,976	$9.15	28,165	$12.94
Granted	9,189	$8.28	1,800	$9.21
Exercised	(14,249)	$2.05	—
Repurchased	(1,121)	$23.59	—
Canceled	(2,211)	$13.93	—
Adjustments related to DHC Spin Off	4,145		—

Outstanding at December 31, 2005	51,729	$9.23	29,965	$10.92

Exercisable at December 31, 2003	34,529	$9.12	13,378	$14.96

Exercisable at December 31, 2004	37,558	$8.18	18,307	$12.94

Exercisable at December 31, 2005	32,953	$9.52	23,236	$11.03

        The following table provides additional information about the Company's outstanding options to purchase Liberty Series A common stock at December 31, 2005.

No. of outstanding options (000's)	Range of exercise prices	WAEP of outstanding options	Weighted average remaining life	No. of exercisable options (000's)	WAEP of exercisable options
7,022	$0.55 - $ 3.72	$0.74	0.2 years	7,022	$0.74
21,576	$5.55 - $ 9.87	$8.17	6.8 years	6,089	$8.10
22,193	$10.65 - $ 12.16	$10.79	5.1 years	18,963	$10.79
938	$16.82 - $251.69	$60.09	4.8 years	879	$62.03

51,729				32,953

QVC

        QVC has a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price is generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. The fair value of a share of QVC common stock as of the latest valuation date is $2,960. If the eligible participant elects the SAR feature of the Tandem Plan, the participant receives 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plan. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. As a result, QVC is applying fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. At December 31, 2005, there were a total of 186,789 options and SARs outstanding, 77,862 of which were vested at a weighted average exercise price of $1,148 and 108,927 of which were unvested at a weighted average exercise price of $2,324. During the years ended December 31, 2005 and 2004, QVC received cash proceeds from the exercise of options aggregating $46 million and $39 million, respectively. In 2005 and 2004, QVC also repurchased shares of common stock issued upon exercise of stock options in prior years. Cash payments aggregated $71 million and $168 million, respectively, for these repurchases.

        As of December 31, 2005, Liberty had granted to certain officers and employees of QVC a total of 6,383,410 restricted shares of Liberty Series A common stock. Such shares generally vest as to 50% on each of January 1, 2006 and 2007.

SEG

        SEG has outstanding Phantom Stock Appreciation Rights ("PSARS") held by its former chief executive officer. Such PSARs are fully vested and expire on October 17, 2011, and SEG has accrued $131 million as of December 31, 2005 related to the PSARs. Such amount is payable in cash, Liberty common stock or a combination thereof. In December 2005, SEG terminated a second PSAR plan for certain of its other executive officers and made cash payments aggregating $7 million upon termination.

Other

        Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(14) Employee Benefit Plans

        Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $24 million, $23 million and $12 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(15) Other Comprehensive Earnings (Loss)

        Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on AFS Securities.

        The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

	Foreign currency translation adjustments	Unrealized holding gains (losses) on securities	Accumulated other comprehensive earnings (loss), net of taxes
	amounts in millions
Balance at January 1, 2003	$(316)	809	493
Other comprehensive earnings	35	2,713	2,748

Balance at December 31, 2003	(281)	3,522	3,241
Other comprehensive earnings	23	1,002	1,025
Contribution to LMI	—	(51)	(51)
Other activity	9	(9)	—

Balance at December 31, 2004	(249)	4,464	4,215
Other comprehensive loss	307	(1,101)	(794)

Balance at December 31, 2005	$58	3,363	3,421

        Included in Liberty's accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevisión, S.A. ("Cablevisión"), a former equity method investment of Liberty, and $186 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment of Liberty. In the first quarter of 2005, Liberty disposed of its interests in Cablevisión and Telewest. Accordingly, Liberty recognized in its statement of operations $488 million of foreign currency translation losses (before income tax benefits) related to Cablevisión and Telewest that were previously included in accumulated other comprehensive earnings (loss).

        The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2005:
Foreign currency translation adjustments	$(8)	3	(5)
Reclassification adjustment for currency losses realized in net earnings	503	(191)	312
Unrealized holding losses on securities arising during period	(1,808)	687	(1,121)
Reclassification adjustment for holding gains realized in net earnings	350	(133)	217
Reclass unrealized gain on AFS security	(318)	121	(197)

Other comprehensive loss	$(1,281)	487	(794)

Year ended December 31, 2004:
Foreign currency translation adjustments	$38	(15)	23
Unrealized holding losses on securities arising during period	2,443	(953)	1,490
Reclassification adjustment for holding gains realized in net earnings	(800)	312	(488)

Other comprehensive earnings	$1,681	(656)	1,025

Year ended December 31, 2003:
Foreign currency translation adjustments	$57	(22)	35
Unrealized holding gains on securities arising during period	5,477	(2,136)	3,341
Reclassification adjustment for holding gains realized in net loss	(1,030)	402	(628)

Other comprehensive earnings	$4,504	(1,756)	2,748

(16) Transactions with Related Parties

        SEG pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $84 million, $99 million and $91 million in 2005, 2004 and 2003, respectively.

(17) Commitments and Contingencies

Film Rights

        SEG, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at December 31, 2005 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2005 is payable as follows: $191 million in 2006; $11 million in 2007; and $13 million thereafter.

        SEG has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at December 31, 2005. SEG's estimate of amounts payable under these agreements is as follows: $539 million in 2006; $178 million in 2007; $103 million in 2008; $95 million in 2009; $75 million in 2010 and $52 million thereafter.

        In addition, SEG is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution through 2006. Films are generally available to SEG for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, SEG's payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG is not obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

Guarantees

        Liberty guarantees SEG's obligations under certain of its studio output agreements. At December 31, 2005, Liberty's guarantees for obligations for films released by such date aggregated $779 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

Operating Leases

        Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $52 million, $57 million and $36 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2005 follows (amounts in millions):

Years ending December 31:
2006	$27
2007	$22
2008	$19
2009	$16
2010	$9
Thereafter	$13

        It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2005.

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

Loss Contract

        During the third quarter of 2005, a subsidiary of Liberty, TruePosition, Inc. ("TruePosition"), entered into an agreement with one of its major customers whereby TruePosition will remove and replace certain location-based equipment supplied by another vendor and currently installed in the customer's network. TruePosition currently estimates that the costs to provide this equipment and service will exceed the revenue earned and that it will incur a loss of approximately $18 million on the contract. Since this agreement is an executory contract, TruePosition will recognize this loss during the term of the contract as material elements of the contract are delivered. TruePosition entered into this agreement because it believes its appointment as the customer's exclusive provider of these services and the resulting future potential revenue earned from the customer's continuing network build-out and expansion will exceed the loss computed on the contractual arrangement. However, no assurance can be given that future business from this customer will be sufficient to offset the loss incurred on this portion of the contract.

(18) Information About Liberty's Operating Segments

        Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the electronic retailing, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty has organized its businesses into two Groups based upon each businesses' services or products: Interactive Group and Capital Group. Liberty's chief operating decision maker and management team review the combined results of operations of each of these Groups (including consolidated subsidiaries and equity method affiliates), as well as the results of operations of each individual business in each Group.

        Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation. Liberty evaluates performance and makes decisions about allocating resources to its Groups and operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent.

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

        For the year ended December 31, 2005, Liberty has identified the following consolidated subsidiaries as its reportable segments:

  •
  QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

  •
  SEG—consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

Performance Measures

	Years ended December 31,
	2005		2004		2003
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	amounts in millions
QVC	$6,501	1,422	5,687	1,230	1,973	434
SEG	1,004	171	963	239	906	368
Corporate and other	455	(5)	401	(30)	351	(77)

Consolidated Liberty	$7,960	1,588	7,051	1,439	3,230	725

Balance Sheet Information

	December 31,
	2005		2004
	Total assets	Investments in affiliates	Total assets	Investments in affiliates
	amounts in millions
QVC	$15,602	2	14,314	78
SEG	2,966	45	2,945	52
Corporate and other	23,384	1,861	27,234	654
Discontinued operations	—	—	5,716	—

Consolidated Liberty	$41,952	1,908	50,209	784

        The following table provides a reconciliation of segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interest:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
Consolidated segment operating cash flow	$1,588	1,439	725
Stock compensation	(52)	(98)	91
Litigation settlement	—	42	—
Depreciation and amortization	(639)	(658)	(394)
Impairment of long-lived assets	—	—	(1,362)
Interest expense	(623)	(615)	(508)
Realized and unrealized gains (losses) on derivative instruments, net	257	(1,284)	(661)
Gains (losses) on dispositions, net	(365)	1,406	1,126
Nontemporary declines in fair value of investments	(449)	(129)	(22)
Other, net	119	121	118

Earnings (loss) from continuing operations before income taxes and minority interest	$(164)	224	(887)

Revenue by Geographic Area

        Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2005	2004	2003
	amounts in millions
United States	$6,015	5,424	2,741
Germany	781	643	151
Other foreign countries	1,164	984	338

Consolidated Liberty	$7,960	7,051	3,230

Long-lived Assets by Geographic Area

	December 31,
	2005	2004
	amounts in millions
United States	$747	768
Germany	204	203
Other foreign countries	180	162

Consolidated Liberty	$1,131	1,133

(19) Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	amounts in millions, except per share amounts
2005:
Revenue	$1,821	1,839	1,850	2,450

Operating income	$203	188	179	327

Earnings (loss) from continuing operations	$239	(126)	(87)	(90)

Net earnings (loss)	$254	(107)	(94)	(86)

Basic and diluted earnings (loss) from continuing operations per common shares	$.09	(.04)	(.03)	(.03)

Basic and diluted net earnings (loss) per common share	$.09	(.04)	(.03)	(.03)

2004:
Revenue	$1,606	1,641	1,632	2,172

Operating income	$210	178	152	185

Earnings (loss) from continuing operations	$71	(334)	359	4

Net earnings (loss)	$(10)	(314)	372	(2)

Basic and diluted earnings (loss) from continuing operations per common share	$.02	(.11)	.13	—

Basic and diluted net earnings (loss) per common share	$—	(.11)	.13	—

PART III.

        The following required information is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders presently scheduled to be held in the second quarter of 2006:

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

        We will file our definitive proxy statement for our 2006 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2006.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements

        Included in Part II of this Report:

(a)(2)    Financial Statement Schedules

  (i)
  All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3)    Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3—Articles of Incorporation and Bylaws:
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
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Split Off S-1 Registration Statement).
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Split Off S-l Registration Statement).

4.3
Indenture, dated as of July 7, 1999, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Liberty Media Corporation (File No. 333-86491) as filed on September 3, 1999).
4.4	Liberty undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
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
10.14
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (collectively, the "Malone Employment Agreement") (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration Statement).
10.15
Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 001-16615).
10.16
Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.16 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 001-16615, the "Liberty 2004 Form 10-K").
10.17
Form of Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.17 to the Liberty 2004 Form 10-K).
10.18
Form of Stock Appreciation Rights Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.18 to the Liberty 2004 Form 10-K).

10.19
Form of Restricted Stock Award Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.19 to the Liberty 2004 Form 10-K).
10.20
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.17 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 001-16615).
10.21	Form of Stock Appreciation Rights Agreement under the Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.21 to the Liberty 2004 Form 10-K).
10.22
Letter Agreement, dated as of May 8, 2003, between Robert R. Bennett and Liberty regarding Mr. Bennett's personal use of Liberty's aircraft (incorporated by reference to Exhibit 10.19 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 001-16615).
10.23
Deferred Compensation Agreement, dated as of January 1, 2004 (the "January 2004 Bennett Agreement"), between Liberty and Robert R. Bennett—subsequently amended and restated (incorporated by reference to Exhibit 10.23 to the Liberty 2004 Form 10-K).
10.24
Deferred Compensation Agreement, dated as of October 15, 2004 (the "October 2004 Bennett Agreement"), between Liberty and Robert R. Bennett—subsequently amended and restated (incorporated by reference to Exhibit 10.24 to the Liberty 2004 Form 10-K).
10.25
Time Sharing Agreement regarding personal use of Liberty's aircraft, dated as of March 29, 2005, between Robert R. Bennett and Liberty (incorporated by reference to Exhibit 10.1 to Liberty's Quarterly Report on Form 10-Q for the period ended March 31, 2005, Commission File No. 001-16615, the "Liberty First Quarter 2005 10-Q").
10.26
Letter Agreement regarding personal use of the Liberty's aircraft, dated as of May 4, 2005, between Robert R. Bennett and Liberty (incorporated by reference to Exhibit 10.2 to the Liberty First Quarter 2005 10-Q).
10.27
Employment Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K filed on December 30, 2005, Commission File No. 001-16615 (the "Liberty December 2005 8-K")).
10.28
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett (amending and restating the January 2004 Bennett Agreement) (incorporated by reference to Exhibit 99.2 to the Liberty December 2005 8-K).
10.29
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Liberty (amending and restating the October 2004 Bennett Agreement) (incorporated by reference to Exhibit 99.3 to the Liberty December 2005 8-K).
10.30	Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Liberty (incorporated by reference to Exhibit 99.4 to the Liberty December 2005 8-K).
10.31
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 7(n) to Mr. Malone's Amendment No. 8 to Schedule 13D filed in respect of Tele-Communications, Inc. on February 19, 1998, Commission File No. 005-44063).

10.32
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 7(f) to Mr. Malone's Schedule 13D filed in respect of AT&T, as filed on March 30, 1999, Commission File No. 005-32542).
10.33
$2,000,000,000 Credit Agreement, dated as of May 20, 2005, among QVC, Inc., as Borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC, as Syndication Agent (incorporated by reference to Exhibit 10 to Liberty's Quarterly Report on Form 10-Q for the period ended June 30, 2005, Commission File No. 001-16615).
21	Subsidiaries of Liberty Media Corporation, filed herewith.
23	Consent of KPMG LLP, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
32	Section 1350 Certification, filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Dated: March 8, 2006	By:	/s/ CHARLES Y. TANABE Charles Y. Tanabe Senior Vice President and General Counsel

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ JOHN C. MALONE John C. Malone	Chairman of the Board and Director	March 8, 2006
/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director, Chief Executive Officer and President	March 8, 2006
/s/ ROBERT R. BENNETT Robert R. Bennett	Director	March 8, 2006
/s/ DONNE F. FISHER Donne F. Fisher	Director	March 8, 2006
/s/ PAUL A. GOULD Paul A. Gould	Director	March 8, 2006
/s/ DAVID E. RAPLEY David E. Rapley	Director	March 8, 2006
/s/ M. LAVOY ROBISON M. LaVoy Robison	Director	March 8, 2006
/s/ LARRY E. ROMRELL Larry E. Romrell	Director	March 8, 2006
/s/ DAVID J.A. FLOWERS David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	March 8, 2006
/s/ CHRISTOPHER W. SHEAN Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	March 8, 2006

EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3—Articles of Incorporation and Bylaws:
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
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of Series A common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Split Off S-1 Registration Statement).
4.2	Specimen certificate for shares of Series B common stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the Split Off S-l Registration Statement).
4.3
Indenture, dated as of July 7, 1999, between the Registrant and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Liberty Media Corporation (File No. 333-86491) as filed on September 3, 1999).
4.4	Liberty undertakes to furnish the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
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
10.14
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty and John C. Malone (collectively, the "Malone Employment Agreement") (incorporated by reference to Exhibit 10.6 to the Liberty S-4 Registration Statement).

10.15
Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 001-16615).
10.16
Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.16 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 001-16615, the "Liberty 2004 Form 10-K").
10.17
Form of Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.17 to the Liberty 2004 Form 10-K).
10.18
Form of Stock Appreciation Rights Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.18 to the Liberty 2004 Form 10-K).
10.19
Form of Restricted Stock Award Agreement under the Liberty Media Corporation 2000 Incentive Plan (As Amended and Restated Effective April 19, 2004), (incorporated by reference to Exhibit 10.19 to the Liberty 2004 Form 10-K).
10.20
Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.17 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 001-16615).
10.21	Form of Stock Appreciation Rights Agreement under the Liberty Media Corporation 2002 Nonemployee Director Incentive Plan (incorporated by reference to Exhibit 10.21 to the Liberty 2004 Form 10-K).
10.22
Letter Agreement, dated as of May 8, 2003, between Robert R. Bennett and Liberty regarding Mr. Bennett's personal use of Liberty's aircraft (incorporated by reference to Exhibit 10.19 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 001-16615).
10.23
Deferred Compensation Agreement, dated as of January 1, 2004 (the "January 2004 Bennett Agreement"), between Liberty and Robert R. Bennett—subsequently amended and restated (incorporated by reference to Exhibit 10.23 to the Liberty 2004 Form 10-K).
10.24
Deferred Compensation Agreement, dated as of October 15, 2004 (the "October 2004 Bennett Agreement"), between Liberty and Robert R. Bennett—subsequently amended and restated (incorporated by reference to Exhibit 10.24 to the Liberty 2004 Form 10-K).
10.25
Time Sharing Agreement regarding personal use of Liberty's aircraft, dated as of March 29, 2005, between Robert R. Bennett and Liberty (incorporated by reference to Exhibit 10.1 to Liberty's Quarterly Report on Form 10-Q for the period ended March 31, 2005, Commission File No. 001-16615, the "Liberty First Quarter 2005 10-Q").
10.26
Letter Agreement regarding personal use of the Liberty's aircraft, dated as of May 4, 2005, between Robert R. Bennett and Liberty (incorporated by reference to Exhibit 10.2 to the Liberty First Quarter 2005 10-Q).
10.27
Employment Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K filed on December 30, 2005, Commission File No. 001-16615 (the "Liberty December 2005 8-K")).
10.28
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett (amending and restating the January 2004 Bennett Agreement) (incorporated by reference to Exhibit 99.2 to the Liberty December 2005 8-K).

10.29
Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Liberty (amending and restating the October 2004 Bennett Agreement) (incorporated by reference to Exhibit 99.3 to the Liberty December 2005 8-K).
10.30	Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Liberty (incorporated by reference to Exhibit 99.4 to the Liberty December 2005 8-K).
10.31
Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty (as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 7(n) to Mr. Malone's Amendment No. 8 to Schedule 13D filed in respect of Tele-Communications, Inc. on February 19, 1998, Commission File No. 005-44063).
10.32
Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 7(f) to Mr. Malone's Schedule 13D filed in respect of AT&T, as filed on March 30, 1999, Commission File No. 005-32542).
10.33
$2,000,000,000 Credit Agreement, dated as of May 20, 2005, among QVC, Inc., as Borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC, as Syndication Agent (incorporated by reference to Exhibit 10 to Liberty's Quarterly Report on Form 10-Q for the period ended June 30, 2005, Commission File No. 001-16615).
21	Subsidiaries of Liberty Media Corporation, filed herewith.
23	Consent of KPMG LLP, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
32	Section 1350 Certification, filed herewith