Form 10-Q
period 2006-03-31
LIBERTY MEDIA CORP /DE/
filed 2006-05-08
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

    Large accelerated filer /X/ Accelerated filer / / Non-accelerated filer / /

    Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes / / No /X/

    The number of outstanding shares of Liberty Media Corporation's common stock as of April 28, 2006 was:

                Series A common stock 2,688,353,067 shares; and
                   Series B common stock 120,821,725 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
                                                                AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 1,680        1,946
  Trade and other receivables, net..........................     1,027        1,106
  Inventory, net............................................       749          719
  Program rights............................................       598          599
  Derivative instruments (note 8)...........................       301          661
  Other current assets......................................       114          129
                                                               -------       ------
    Total current assets....................................     4,469        5,160
                                                               -------       ------
Investments in available-for-sale securities and other cost
  investments, including $1,618 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 6)..................................................    19,126       18,497
Long-term derivative instruments (note 8)...................       912        1,123
Investments in affiliates, accounted for using the equity
  method....................................................     1,889        1,908

Property and equipment, at cost.............................     1,806        1,726
Accumulated depreciation....................................      (626)        (595)
                                                               -------       ------
                                                                 1,180        1,131
                                                               -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 7).........................................     7,454        6,953
  Trademarks................................................     2,411        2,385
                                                               -------       ------
                                                                 9,865        9,338
                                                               -------       ------

Intangible assets subject to amortization, net..............     4,118        4,028
Other assets, at cost, net of accumulated amortization......       820          767
                                                               -------       ------
    Total assets............................................   $42,379       41,952
                                                               =======       ======

                                                                     (continued)

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
                                                                AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    458           516
  Accrued liabilities.......................................     1,084         1,150
  Derivative instruments (note 8)...........................     1,716         1,939
  Current portion of debt (note 9)..........................     1,381         1,379
  Other current liabilities.................................       211           302
                                                              --------       -------
    Total current liabilities...............................     4,850         5,286
                                                              --------       -------
Long-term debt (note 9).....................................     6,416         6,371
Long-term derivative instruments (note 8)...................     1,116         1,087
Deferred income tax liabilities.............................     8,928         8,728
Other liabilities...........................................     1,108         1,070
                                                              --------       -------
    Total liabilities.......................................    22,418        22,542
                                                              --------       -------

Minority interests in equity of subsidiaries................       377           290

Stockholders' equity (note 10):
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................        --            --
  Series A common stock, $.01 par value. Authorized
    4,000,000,000 shares; issued and outstanding
    2,684,715,346 shares at March 31, 2006 and 2,681,745,985
    shares at December 31, 2005.............................        27            27
  Series B common stock, $.01 par value. Authorized
    400,000,000 shares; issued 130,852,925 shares at
    March 31, 2006 and 131,062,825 shares at December 31,
    2005....................................................         1             1
  Additional paid-in-capital................................    29,098        29,074
  Accumulated other comprehensive earnings, net of taxes....     3,887         3,421
  Accumulated deficit.......................................   (13,304)      (13,278)
                                                              --------       -------
                                                                19,709        19,245
  Series B common stock held in treasury, at cost
    (10,000,000 shares).....................................      (125)         (125)
                                                              --------       -------
    Total stockholders' equity..............................    19,584        19,120
                                                              --------       -------
Commitments and contingencies (note 11)
    Total liabilities and stockholders' equity..............  $ 42,379        41,952
                                                              ========       =======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2006           2005
                                                              --------       --------
                                                               AMOUNTS IN MILLIONS,
                                                                 EXCEPT PER SHARE
                                                                      AMOUNTS
Revenue:
  Net sales from electronic retailing.......................   $1,608         1,464
  Communications and programming services...................      375           357
                                                               ------         -----
                                                                1,983         1,821
                                                               ------         -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............    1,000           914
  Operating.................................................      398           374
  Selling, general and administrative (including stock-based compensation of $31 million and ($2) million in 2006 and
    2005, respectively).....................................      208           169
  Depreciation and amortization.............................      162           161
                                                               ------         -----
                                                                1,768         1,618
                                                               ------         -----
    Operating income........................................      215           203

Other income (expense):
  Interest expense..........................................     (148)         (149)
  Dividend and interest income..............................       57            42
  Share of earnings of affiliates, net......................        8             5
  Realized and unrealized gains (losses) on financial
    instruments, net (note 8)...............................     (193)          768
  Gains (losses) on dispositions of assets, net.............       22          (380)
  Other, net................................................        4            (6)
                                                               ------         -----
                                                                 (250)          280
                                                               ------         -----
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................      (35)          483
Income tax benefit (expense)................................      102          (225)
Minority interests in earnings of subsidiaries..............       (4)          (19)
                                                               ------         -----
    Earnings from continuing operations.....................       63           239
Earnings from discontinued operations, net of taxes (note
  5)........................................................       --            15
Cumulative effect of accounting change, net of taxes (note
  2)........................................................      (89)           --
                                                               ------         -----
    Net earnings (loss).....................................   $  (26)          254
                                                               ======         =====
Earnings (loss) per common share (note 3):
  Basic and diluted earnings from continuing operations.....   $  .02           .09
  Discontinued operations...................................       --            --
  Cumulative effect of accounting change....................     (.03)           --
                                                               ------         -----
  Basic and diluted earnings (loss).........................   $ (.01)          .09
                                                               ======         =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Net earnings (loss).........................................    $(26)         254
                                                                ----       ------

Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      20          107
  Recognition of previously unrealized foreign currency
    translation losses......................................      --          306
  Unrealized holding gains (losses) arising during the
    period..................................................     461       (1,403)
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................     (15)         (48)
  Other comprehensive loss from discontinued operations.....      --           (5)
                                                                ----       ------
  Other comprehensive earnings (loss).......................     466       (1,043)
                                                                ----       ------

Comprehensive earnings (loss)...............................    $440         (789)
                                                                ====       ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
                                                                    (NOTE 4)
Cash flows from operating activities:
  Net earnings (loss).......................................   $  (26)        254
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Earnings from discontinued operations...................       --         (15)
    Cumulative effect of accounting change..................       89          --
    Depreciation and amortization...........................      162         161
    Stock compensation......................................       31          (2)
    Payments of stock compensation..........................       --         (36)
    Noncash interest expense................................       26          25
    Share of earnings of affiliates, net....................       (8)         (5)
    Realized and unrealized losses (gains) on financial
      instruments, net......................................      193        (768)
    Losses (gains) on disposition of assets, net............      (22)        380
    Minority interests in earnings of subsidiaries..........        4          19
    Deferred income tax expense (benefit)...................     (150)        158
    Other noncash charges, net..............................       11          13
    Changes in operating assets and liabilities, net of the
      effects of acquisitions:
      Current assets........................................        1          77
      Payables and other current liabilities................     (248)       (154)
                                                               ------       -----
        Net cash provided by operating activities...........       63         107
                                                               ------       -----

Cash flows from investing activities:
  Cash proceeds from dispositions...........................      137          39
  Net proceeds (payments) from settlement of derivatives....      184          (7)
  Cash paid for acquisitions, net of cash acquired..........     (597)         --
  Capital expended for property and equipment...............      (59)        (40)
  Net sales of short term investments.......................      126          71
  Investments in and loans to cost and equity investees.....     (120)         --
  Other investing activities, net...........................        3           7
                                                               ------       -----
        Net cash provided (used) by investing activities....     (326)         70
                                                               ------       -----

Cash flows from financing activities:
  Borrowings of debt........................................       --          60
  Repayments of debt........................................       (2)       (297)
  Repurchases of subsidiary common stock....................      (29)        (34)
  Other financing activities, net...........................       25          52
                                                               ------       -----
        Net cash used by financing activities...............       (6)       (219)
                                                               ------       -----

Effect of foreign currency exchange rates on cash...........        3         (11)
                                                               ------       -----

Net cash provided to discontinued operations (revised, see
  note 4):
  Cash provided by operating activities.....................       --          11
  Cash used by investing activities.........................       --         (19)
  Cash provided by financing activities.....................       --          --
  Change in available cash held by discontinued
    operations..............................................       --           6
                                                               ------       -----
        Net cash provided to discontinued operations........       --          (2)
                                                               ------       -----

        Net decrease in cash and cash equivalents...........     (266)        (55)
        Cash and cash equivalents at beginning of period....    1,946       1,387
                                                               ------       -----
        Cash and cash equivalents at end of period..........   $1,680       1,332
                                                               ======       =====

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 2006

                                                                                    ACCUMULATED
                                                  COMMON STOCK        ADDITIONAL       OTHER
                                  PREFERRED   ---------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                    STOCK     SERIES A    SERIES B     CAPITAL       EARNINGS        DEFICIT
                                  ---------   ---------   ---------   ----------   -------------   ------------
                                                               AMOUNTS IN MILLIONS
Balance at January 1, 2006......  $    --        27             1       29,074         3,421         (13,278)
  Net loss......................       --        --            --           --            --             (26)
  Other comprehensive
    earnings....................       --        --            --           --           466              --
  Losses in connection with
    issuances of stock by
    subsidiaries and affiliates,
    net of taxes................       --        --            --           (1)           --              --
  Issuance of common stock upon
    exercise of stock options...       --        --            --            2            --              --
  Stock compensation............       --        --            --           23            --              --
                                  ---------      --       ---------     ------         -----         -------
Balance at March 31, 2006.......  $    --        27             1       29,098         3,887         (13,304)
                                  =========      ==       =========     ======         =====         =======


                                                 TOTAL
                                  TREASURY   STOCKHOLDERS'
                                   STOCK        EQUITY
                                  --------   -------------
                                    AMOUNTS IN MILLIONS
Balance at January 1, 2006......    (125)       19,120
  Net loss......................      --           (26)
  Other comprehensive
    earnings....................      --           466
  Losses in connection with
    issuances of stock by
    subsidiaries and affiliates,
    net of taxes................      --            (1)
  Issuance of common stock upon
    exercise of stock options...      --             2
  Stock compensation............      --            23
                                    ----        ------
Balance at March 31, 2006.......    (125)       19,584
                                    ====        ======

     See accompanying notes to condensed consolidated financial statements.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media Corporation and its controlled subsidiaries (collectively, "Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in the United States, Europe and Asia.

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2005.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) the fair value of its derivative instruments, (iv) its assessment of other-than-temporary declines in fair value of its investments and (v) electronic retailing reserves to be its most significant estimates.

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

    Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

(2) STOCK-BASED COMPENSATION

    The Company has granted to certain of its employees options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Liberty Series A and Series B common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. QVC has granted combination stock options/SARS ("QVC Awards") to certain of its

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES employees. If the employee elects the SAR feature, the participant receives 75% of the value of the QVC Award. The QVC Awards vest over 4 years and expire
10 years from the date of grant.

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion
No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services.
Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. Liberty has adopted Statement 123R using the modified prospective method, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, net of related income taxes. Under Statement 123R, the QVC Awards are required to be bifurcated into a liability award and an equity award. Conversely, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. Also in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of December 31, 2005 ($24 million) against additional paid-in capital.

    The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company has calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally
20% - 21%). The Company uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The QVC Awards are also valued using the Black-Scholes Model. The volatility used in the calculation is based on the volatility of public companies similar to QVC (36%).

    As of March 31, 2006, the total compensation cost related to unvested Liberty and QVC equity awards was approximately $42 million. Such amount will be recognized in the Company's consolidated statements of operations through 2010.

    During the three months ended March 31, 2006, Liberty granted 2,473,275 options to certain of its officers and employees. Such options had an estimated grant-date fair value of $2.28 per share.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    During the three months ended March 31, 2006 and 2005, option holders exercised 3,076,823 and 4,489,652 options, respectively. These options had an aggregate intrinsic value of $23.5 million and $36.3 million, respectively.

    The following table presents the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase Liberty Series A and Series B common stock granted to certain officers, employees and directors of the Company.

                                                     LIBERTY               LIBERTY
                                                     SERIES A              SERIES B
                                                      COMMON                COMMON
                                                      STOCK       WAEP      STOCK       WAEP
                                                     --------   --------   --------   --------
                                                          NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.....................   51,729     $ 9.23     29,965     $10.92
  Granted..........................................    2,473     $ 8.25         --
  Exercised........................................   (3,077)    $ 0.46         --
  Canceled.........................................      (20)    $ 8.03         --
                                                      ------                ------
Outstanding at March 31, 2006......................   51,105     $ 9.71     29,965     $10.92
                                                      ======                ======
Exercisable at March 31, 2006......................   33,634     $10.45     28,165     $11.03
                                                      ======                ======

    The following table provides additional information about the Company's outstanding options to purchase Liberty Series A common stock at March 31, 2006.

                                               WEIGHTED
NO. OF                             WAEP OF      AVERAGE    AGGREGATE     NO. OF        WAEP OF     AGGREGATE
OUTSTANDING       RANGE OF       OUTSTANDING   REMAINING   INTRINSIC   EXERCISABLE   EXERCISABLE   INTRINSIC
OPTIONS       EXERCISE PRICES      OPTIONS       LIFE        VALUE       OPTIONS       OPTIONS       VALUE
-----------   ----------------   -----------   ---------   ---------   -----------   -----------   ---------
  (000'S)                                                   (000'S)      (000'S)                    (000'S)
3,948...      $ 0.64 - $  3.72      $ 0.96     0.3 years    $28,621       3,948        $ 0.96       $28,621
24,031..      $ 5.55 - $  9.87      $ 8.18     6.7 years      5,448       6,651        $ 8.11         2,495
22,191..      $10.65 - $ 12.16      $10.79     4.8 years         --      22,143        $10.79            --
935.....      $16.82 - $251.69      $60.16     4.6 years         --         892        $61.46            --
  ------                                                    -------      ------                     -------
51,105..                                                    $34,069      33,634                     $31,116
  ======                                                    =======      ======                     =======

    The following table represents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of Series A common stock held by certain officers and employees of the Company (numbers of shares in thousands).

                                                              LIBERTY
                                                              SERIES A
                                                               COMMON
                                                               STOCK       WAFV
                                                              --------   --------
Outstanding at January 1, 2006..............................    6,478     $10.06
  Granted...................................................       --
  Vested....................................................   (3,858)    $10.08
  Forfeited.................................................      (13)    $10.08
                                                               ------
Outstanding at March 31, 2006...............................    2,607     $10.03
                                                               ======

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to its Awards pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

Company's Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the difference between the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The Company accounted for QVC stock options using fixed-plan accounting. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table (amounts in millions, except per share amounts).

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2005
                                                              ------------------
Earnings from continuing operations.........................         $239
  Add stock-based compensation as determined under the
    intrinsic value method, net of taxes....................            1
  Deduct stock-based compensation as determined under the
    fair value method, net of taxes.........................           (8)
                                                                     ----
Pro forma earnings from continuing operations...............         $232
                                                                     ====

Basic and diluted earnings from continuing operations per
  share:
  As reported...............................................         $.09
  Pro forma.................................................         $.08

(3) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The basic EPS calculation is based on 2,801 million and 2,793 million weighted average outstanding shares for the three months ended March 31, 2006 and 2005, respectively. The diluted EPS calculation for the three months ended March 31, 2005 includes 14.6 million dilutive securities. However, due to the relative insignificance of these dilutive securities, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations. Excluded from diluted EPS for the three months ended March 31, 2006 and 2005 are 82 million and 61 million potential common shares, respectively, because their inclusion would be anti-dilutive.

    Liberty has announced its intention to create, subject to stockholder approval, two new tracking stocks, one ("Liberty Interactive Stock") intended to reflect the separate performance of Liberty's businesses engaged in video and on-line commerce, including its subsidiaries, QVC, Inc. and Provide
Commerce, Inc. and its interests in IAC/InterActiveCorp and Expedia, Inc., the second ("Liberty Capital Stock") intended to reflect the separate performance of all of Liberty's assets and businesses not attributed to the Interactive Group. If the proposal to create the tracking stocks is approved and completed, each share of Liberty's existing Series A and Series B common stock would be exchanged for .25 of a share of the same series of Liberty Interactive Stock and ..05 of a share of the same series of Liberty Capital Stock. Upon the issuance of the tracking stocks, if completed, Liberty will disclose EPS attributable to each of the Liberty Interactive Stock and the Liberty Capital Stock.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    See Exhibit 99.1 to this Quarterly Report on Form 10-Q for historical attributed financial information for Liberty's proposed tracking stock groups.

(4) SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

    Liberty has revised its 2005 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. The Company previously had reported these amounts on a combined basis.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                              AMOUNTS IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................    $768           --
  Net liabilities assumed...................................     (48)          --
  Deferred tax liability....................................     (52)          --
  Minority interest.........................................     (71)          --
                                                                ----     --------
    Cash paid for acquisitions, net of cash acquired........    $597           --
                                                                ====     ========

(5) DISCONTINUED OPERATIONS

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

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect DHC as a discontinued operation. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of DHC have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Certain financial information for DHC, which is included in earnings from discontinued operations for the three months ended March 31, 2005, is as follows (amounts in millions):

Revenue.....................................................    $174
Earnings before income taxes................................    $ 26

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    Certain asset and liability amounts for DHC as of July 21, 2005 are as follows (amounts in millions):

Investment in Discovery.....................................  $ 2,982
Goodwill....................................................  $ 2,135
Deferred tax liabilities....................................  $(1,060)

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2006          2005
                                                              ---------   ------------
                                                                AMOUNTS IN MILLIONS
News Corporation............................................   $ 8,694        8,171
IAC/InterActiveCorp ("IAC").................................     2,040        1,960
Time Warner Inc. ("Time Warner")(1).........................     2,874        2,985
Sprint Nextel Corporation ("Sprint")(2).....................     2,258        2,162
Motorola, Inc. ("Motorola")(3)..............................     1,696        1,672
Other available-for-sale equity securities(4)...............     1,097        1,088
Other available-for-sale debt securities(5).................       384          389
Other cost investments and related receivables..............        89           79
                                                               -------       ------
                                                                19,132       18,506
  Less short-term investments...............................        (6)          (9)
                                                               -------       ------
                                                               $19,126       18,497
                                                               =======       ======

------------------------

(1) Includes $152 million and $158 million of shares pledged as collateral for share borrowing arrangements at March 31, 2006 and December 31, 2005, respectively.

(2) Includes $104 million and $94 million of shares pledged as collateral for share borrowing arrangements at March 31, 2006 and December 31, 2005, respectively.

(3) Includes $1,190 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at March 31, 2006 and December 31, 2005, respectively.

(4) Includes $172 million and $156 million of shares pledged as collateral for share borrowing arrangements at March 31, 2006 and December 31, 2005, respectively.

(5) At March 31, 2006, other available-for-sale debt securities include
    $271 million of investments in third-party marketable debt securities held by Liberty parent and $14 million of such securities held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $371 million and $18 million, respectively.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                                      MARCH 31, 2006           DECEMBER 31, 2005
                                                  -----------------------   -----------------------
                                                    EQUITY        DEBT        EQUITY        DEBT
                                                  SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                  ----------   ----------   ----------   ----------
                                                                 AMOUNTS IN MILLIONS
Gross unrealized holding gains..................    $6,228            --       5,459         17
Gross unrealized holding losses.................    $  (58)           --         (27)        --

    The aggregate fair value of securities with unrealized holding losses at March 31, 2006 was $686 million. None of these securities had unrealized losses for more than 12 continuous months.

(7) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

                                                                   STARZ
                                                               ENTERTAINMENT
                                                  QVC, INC.      GROUP LLC      OTHER      TOTAL
                                                  ----------   -------------   --------   --------
                                                                AMOUNTS IN MILLIONS
Balance at January 1, 2006......................    $4,057         1,383        1,513      6,953
  Acquisitions(1)...............................         4            --          487        491
  Foreign currency translation..................        10            --           --         10
  Other.........................................        10            --          (10)        --
                                                    ------         -----        -----      -----
Balance at March 31, 2006.......................    $4,081         1,383        1,990      7,454
                                                    ======         =====        =====      =====

------------------------

(1) During the first quarter of 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of all of the common stock of Provide Commerce, Inc. that it did not already own and approximately 55% of the common stock of FUN Technologies plc, for aggregate cash consideration of $597 million, net of cash acquired. In connection with these acquisitions, Liberty recorded goodwill of $491 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process.

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $120 million and $118 million for the three months ended March 31, 2006 and 2005, respectively. Based on its current amortizable intangible

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2006.                                            $    357
2007........................................................    $437
2008........................................................    $403
2009........................................................    $357
2010........................................................    $346

(8) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

TYPE OF                                                       MARCH 31,    DECEMBER 31,
DERIVATIVE                                                       2006          2005
----------                                                    ----------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
  Equity collars............................................    $ 1,110        1,568
  Put spread collars........................................         --          133
  Other.....................................................        103           83
                                                                -------       ------
                                                                  1,213        1,784
  Less current portion......................................       (301)        (661)
                                                                -------       ------
                                                                $   912        1,123
                                                                =======       ======
LIABILITIES
  Exchangeable debenture call option obligations............    $   944          927
  Put options...............................................         89          342
  Equity collars............................................        171          160
  Borrowed shares...........................................      1,618        1,581
  Other.....................................................         10           16
                                                                -------       ------
                                                                  2,832        3,026
  Less current portion......................................     (1,716)      (1,939)
                                                                -------       ------
                                                                $ 1,116        1,087
                                                                =======       ======

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................    $ (17)       378
Change in fair value of equity collars......................     (157)       313
Change in fair value of put options.........................       (9)       (43)
Change in fair value of borrowed shares.....................      (37)       106
Change in fair value of other derivatives...................       27         14
                                                                -----        ---
                                                                $(193)       768
                                                                =====        ===

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

(9) LONG-TERM DEBT

    Debt is summarized as follows:

                                                     OUTSTANDING         CARRYING VALUE
                                                      PRINCIPAL    --------------------------
                                                      MARCH 31,    MARCH 31,    DECEMBER 31,
                                                        2006          2006          2005
                                                     -----------   ----------   -------------
                                                               AMOUNTS IN MILLIONS
Parent company debt:
  Senior notes and debentures
    3.5% Senior Notes due 2006.....................     $  121           121           121
    Floating Rate Senior Notes due 2006............      1,247         1,247         1,247
    7.875% Senior Notes due 2009...................        670           666           666
    7.75% Senior Notes due 2009....................        234           235           235
    5.7% Senior Notes due 2013.....................        802           800           800
    8.5% Senior Debentures due 2029................        500           495           495
    8.25% Senior Debentures due 2030...............        902           895           895
  Senior exchangeable debentures
    4% Senior Exchangeable Debentures due 2029.....        869           252           251
    3.75% Senior Exchangeable Debentures due
      2030.........................................        810           232           231
    3.5% Senior Exchangeable Debentures due 2031...        600           235           235
    3.25% Senior Exchangeable Debentures due
      2031.........................................        551           118           117
    0.75% Senior Exchangeable Debentures due
      2023.........................................      1,750         1,573         1,552
                                                        ------       -------       -------
                                                         9,056         6,869         6,845
QVC bank credit facility...........................        800           800           800
Other subsidiary debt..............................        128           128           105
                                                        ------       -------       -------

  Total debt.......................................     $9,984         7,797         7,750
                                                        ======
    Less current maturities........................                   (1,381)       (1,379)
                                                                     -------       -------

  Total long-term debt.............................                  $ 6,416         6,371
                                                                     =======       =======

    QVC BANK CREDIT FACILITY

    Effective May 20, 2005, QVC entered into a $2 billion bank credit facility. In March 2006, such facility was refinanced with a new $3.5 billion bank credit facility (the "QVC Credit Facility"). The QVC Credit Facility is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternative Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at March 31, 2006, is comprised primarily of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at March 31, 2006 is as follows (amounts in millions):

Fixed rate senior notes.                                      $  1,825
Floating rate senior notes..................................   $1,216
Senior debentures...........................................   $1,411
Senior exchangeable debentures, including call option
  obligation................................................   $3,866

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at March 31, 2006.

(10) STOCKHOLDERS' EQUITY

    As of March 31, 2006, there were 52.4 million shares of Liberty Series A common stock and 30.0 million shares of Liberty Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

(11) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment Group LLC ("SEG"), a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at March 31, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2006 is payable as follows: $117 million in 2006, $19 million in 2007 and $14 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at March 31, 2006. SEG's estimate of amounts payable under these agreements is as follows:
$316 million in 2006; $254 million in 2007; $102 million in 2008; $90 million in 2009; $81 million in 2010; and $52 million thereafter.

    In addition, SEG is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to SEG for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by SEG are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES films have not yet been released in theatres, SEG is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

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

    GUARANTEES

    Liberty guarantees SEG's obligations under certain of its studio output agreements. At March 31, 2006, Liberty's guarantee for obligations for films released by such date aggregated $613 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

    INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in deferred tax expense. However, the NOLs Liberty has recorded would not be available to offset its current taxable income, and Liberty would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

    During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T Corp. and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty was a subsidiary of AT&T, Liberty recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty's spin off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating
$670 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability.

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with Liberty's split off from AT&T, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return ("TCI NOLs") that had not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with the split off, Liberty received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. Liberty was not paid for certain of TCI's NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay Liberty 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that Liberty was required to recognize additional taxable income related to the recapitalization of one of its investments resulting in a tax liability of approximately $30 million. As a result of the tax assessment, Liberty also received a corresponding amount of additional tax basis in the investment. However, Liberty was able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

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

    In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by Liberty's losses. In addition, the information provided to Liberty in connection with AT&T's request showed that AT&T had not yet claimed a credit for AMT previously paid. Accordingly, in the fourth quarter of 2005, Liberty increased its accrual by approximately
$40 million (with a corresponding reduction of additional paid-in capital) representing its estimate of the amount it may ultimately pay (excluding accrued interest, if any) to AT&T as a result of this request. Although Liberty has not reduced its accrual for any future refunds, Liberty believes it is entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the three months ended March 31, 2006.

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

    Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, operating cash flow, gross margin, average sales price per unit, number of units shipped, and revenue or sales per customer equivalent. In addition, Liberty reviews non-financial measures such as subscriber growth and penetration, as appropriate.

    Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the three months ended March 31, 2006, Liberty has identified the following businesses as its reportable segments:

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

PERFORMANCE MEASURES

                                                         THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------------------
                                                          2006                   2005
                                                  --------------------   --------------------
                                                             OPERATING              OPERATING
                                                               CASH                   CASH
                                                  REVENUE      FLOW      REVENUE      FLOW
                                                  --------   ---------   --------   ---------
                                                              AMOUNTS IN MILLIONS
QVC.............................................   $1,555       355       1,464        323
SEG.............................................      259        41         254         48
Corporate and Other.............................      169        12         103         (9)
                                                   ------       ---       -----        ---

Consolidated Liberty............................   $1,983       408       1,821        362
                                                   ======       ===       =====        ===

OTHER INFORMATION

                                                                   MARCH 31, 2006
                                                       ---------------------------------------
                                                        TOTAL      INVESTMENTS      CAPITAL
                                                        ASSETS    IN AFFILIATES   EXPENDITURES
                                                       --------   -------------   ------------
                                                                 AMOUNTS IN MILLIONS
QVC..................................................  $15,598            1            42
SEG..................................................    2,950           46            --
Corporate and Other..................................   23,831        1,842            17
                                                       -------        -----            --

Consolidated Liberty.................................  $42,379        1,889            59
                                                       =======        =====            ==

                   LIBERTY MEDIA CORPORATION AND SUBSIDIARIES

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................    $ 408        362
Stock-based compensation....................................      (31)         2
Depreciation and amortization...............................     (162)      (161)
Interest expense............................................     (148)      (149)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     (193)       768
Gains (losses) on dispositions of assets, net...............       22       (380)
Other, net..................................................       69         41
                                                                -----       ----
Earnings (loss) from continuing operations before income
  taxes and minority interests..............................    $ (35)       483
                                                                =====       ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and SEG, anticipated programming and marketing costs at SEG, projected uses of cash for the remainder of 2006, the primary funding sources for Liberty's investing and financing activities for the remainder of 2006, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of electronic retailing, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments are QVC and Starz Entertainment Group. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. SEG provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include On Command Corporation ("On Command"), OpenTV Corp. ("OpenTV"),
TruePosition, Inc. ("TruePosition"), Provide Commerce, Inc. ("Provide") and FUN Technologies, Inc. ("FUN"). On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. TruePosition provides equipment and technology that deliver location-based services to wireless users. Provide, which we acquired on February 9, 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. FUN, which we acquired on March 10, 2006, operates websites that offer casual gaming, sports information and fantasy sports services.

    In addition to the foregoing businesses, we hold an approximate 20% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related derivative positions in public companies such as News Corporation, IAC/InterActiveCorp, Time Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results, and Operating Results by Business.

CONSOLIDATED OPERATING RESULTS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Revenue:
  QVC.......................................................   $1,555       1,464
  SEG.......................................................      259         254
  Corporate and other.......................................      169         103
                                                               ------       -----
    Consolidated revenue....................................   $1,983       1,821
                                                               ======       =====

Operating Cash Flow:
  QVC.......................................................   $  355         323
  SEG.......................................................       41          48
  Corporate and other.......................................       12          (9)
                                                               ------       -----
    Consolidated operating cash flow........................   $  408         362
                                                               ======       =====

Operating Income (Loss):
  QVC.......................................................   $  212         200
  SEG.......................................................       33          36
  Corporate and other.......................................      (30)        (33)
                                                               ------       -----
    Consolidated operating income...........................   $  215         203
                                                               ======       =====

    REVENUE. Our consolidated revenue increased $162 million or 8.9% for the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is due primarily to a $91 million or 6.2% increase for QVC and $53 million attributable to Provide, which we acquired in February 2006. See "OPERATING RESULTS BY BUSINESS" below for a more complete discussion of QVC's and SEG's results of operations.

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

    Consolidated Operating Cash Flow increased $46 million or 12.7% during the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is due primarily to a $32 million or 9.9% increase in QVC's operating cash flow resulting from higher revenue both domestically and internationally and $12 million generated by Provide. These increases were partially offset by a decrease in SEG's operating cash flow, which resulted primarily from higher programming costs in 2006.

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

    Effective January 1, 2006, we adopted Statement No. 123R. Statement
No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record the liability for our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our condensed consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes, which primarily reflects the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $31 million of stock compensation expense in 2006 compared with a credit to stock compensation of $2 million in 2005. As of March 31, 2006, the total compensation cost related to unvested Liberty and QVC equity awards was approximately $42 million. Such amount will be recognized in our consolidated statements of operations through 2010.

    OPERATING INCOME. Consolidated operating income increased $12 million or 5.9% for the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is the net effect of an increase in operating income for QVC and operating income generated by Provide, partially offset by an increase in corporate stock option expense due to the adoption of Statement 123R.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense was fairly comparable over the 2006 and 2005 periods, as interest on the QVC Credit Facility and the effects of increases in the interest rates for our variable rate debt were offset by decreases from parent company debt retirements.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $57 million and $42 million for the three months ended March 31, 2006 and 2005, respectively. Such income increased due to higher invested cash balances and additional dividends on our News Corp. common stock in 2006. Interest and dividend income for the three months ended March 31, 2006 was comprised of interest income earned on invested cash ($18 million), dividends on News Corp. common stock ($29 million), dividends on other AFS securities ($3 million), and other ($7 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................    $ (17)       378
Change in fair value of equity collars......................     (157)       313
Change in fair value of put options.........................       (9)       (43)
Change in fair value of borrowed shares.....................      (37)       106
Change in fair value of other derivatives...................       27         14
                                                                -----        ---
                                                                $(193)       768
                                                                =====        ===

    GAINS (LOSSES) ON DISPOSITIONS. We recognized gains on dispositions of $22 million for the three months ended March 31, 2006 and losses on dispositions of $380 million in 2005. Included in our accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevision S.A. ("Cablevision"), a former equity method investment, and $175 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment. In the first quarter of 2005, we disposed of our interests in each of Cablevision and Telewest. Accordingly, we recognized $488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. Our 2006 gains related primarily to dispositions of certain AFS securities. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. For the three months ended March 31, 2006, we had a pre-tax loss of $35 million and we recognized an income tax benefit of $102 million. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in the first quarter of 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. Our effective tax rate was 46.6% for the three months ended March 31, 2005 and differs from the U.S. federal income tax rate of 35% primarily due to provisions for state and foreign taxes.

    NET EARNINGS (LOSS).  Our net earnings (loss) was ($26) million and
$254 million for the three months ended March 31, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $15 million of earnings from discontinued operations in 2005.

OPERATING RESULTS BY BUSINESS

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and, to a lesser extent, via the Internet. In the United States, the program is aired live through its nationally televised shopping network--24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

    QVC's operating results are as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2006           2005
                                                              --------       --------
                                                                AMOUNTS IN MILLIONS
Net revenue.................................................   $1,555         1,464
Cost of sales...............................................     (971)         (914)
                                                               ------         -----
  Gross profit..............................................      584           550
Operating expenses..........................................     (131)         (129)
SG&A expenses (excluding stock-based compensation)..........      (98)          (98)
                                                               ------         -----
  Operating cash flow.......................................      355           323
Stock-based compensation--SG&A..............................      (25)           (8)
Depreciation and amortization...............................     (118)         (115)
                                                               ------         -----
  Operating income..........................................   $  212           200
                                                               ======         =====

    Net revenue includes the following revenue by geographical area:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2006           2005
                                                              --------       --------
                                                                AMOUNTS IN MILLIONS
QVC-US......................................................   $1,088         1,025
QVC-UK......................................................      134           130
QVC-Germany.................................................      195           194
QVC-Japan...................................................      138           115
                                                               ------         -----
Consolidated................................................   $1,555         1,464
                                                               ======         =====

    QVC's consolidated net revenue increased 6.2% during the three months ended March 31, 2006, as compared to the corresponding prior year period. The increase in revenue is comprised of a $146 million increase due to an increase in the number of units shipped from 34.6 million to 37.2 million and a $26 million increase due to a 0.1% increase in the average sales price per unit. The revenue increases were partially offset by a $44 million decrease due to unfavorable foreign currency rates as the U.S. dollar strengthened against the UK pound sterling, the euro and the Japanese yen and a $37 million decrease due primarily to an increase in product returns. Returns as a percent of gross product revenue increased from 18.3% in 2005 to 19.3% in 2006 due to a shift in the sales mix from home products to apparel and accessories products, which typically have higher return rates.

    The number of homes receiving QVC's services are as follows:

                                                                 HOMES (IN MILLIONS)
                                                              --------------------------
                                                              MARCH 31,    DECEMBER 31,
                                                                 2006          2005
                                                              ----------   -------------
QVC-US......................................................     90.8          90.8
QVC-UK......................................................     18.4          17.8
QVC-Germany.................................................     37.5          37.4
QVC-Japan...................................................     17.2          16.7

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

    As noted above, during the three months ended March 31, 2006, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar continues to strengthen against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                                                   PERCENTAGE INCREASE
                                                                     IN NET REVENUE
                                                              -----------------------------
                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2006
                                                              -----------------------------
                                                              U.S. DOLLARS   LOCAL CURRENCY
                                                              ------------   --------------
QVC-US......................................................       6.1%            6.1%
QVC-UK......................................................       3.1%           11.7%
QVC-Germany.................................................       0.5%            9.1%
QVC-Japan...................................................      20.0%           33.6%

    QVC's gross profit percentage remained consistent at 37.6% of net revenue for the three months ended March 31, 2006 and 2005.

    QVC's operating expenses are comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 1.6% for the three months ended March 31, 2006, as compared to the corresponding prior year period. This increase is primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.4% for the three months ended March 31, 2006 from 8.8% for the comparable period in 2005. As a percentage of net revenue, commissions and license fees decreased due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commission and license fee expense decreased as a percentage of net revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In the first quarter of 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. The bad debt provision decreased as a percentage of net revenue due to less write-offs on the Company's private label credit card. Order processing and customer service expense, telecommunication expense, and credit card processing fees remained consistent as a percent of net revenue for the three months ended
March 31, 2006 compared to 2005.

    QVC's SG&A expenses remained constant for the three months ended March 31, 2006, as compared to the corresponding prior year period.

    SEG. Historically, SEG has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In 2004 and 2005, SEG launched, via the Internet, Starz Ticket and Vongo which are comprised of a stream of the

Starz channel and other movie and entertainment content on an on-demand basis. Starz Ticket and Vongo are each offered on a subscription basis, and in addition, Vongo offers content on a pay-per-view basis. Substantially all of SEG's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of SEG's affiliation agreements provide for payments to SEG based on the number of subscribers that receive SEG's services. SEG also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the three months ended March 31, 2006, 57.3% of SEG's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. SEG has entered into a new affiliation agreement with Echostar which expires in June 2009. SEG's affiliation agreement with DirecTV has been extended until May 31, 2006, and SEG is currently in negotiations with DirecTV regarding a new agreement.

    SEG's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The previous affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, SEG and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain Consumer Price Index ("CPI") adjustments, for EMP through September 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through December 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast has agreed to the elimination of certain future marketing support commitments from SEG. As a result of this new agreement, SEG's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a total of six years and five years, respectively.

    SEG's operating results are as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                              AMOUNTS IN MILLIONS
Revenue.....................................................   $ 259        254
Operating expenses..........................................    (189)      (175)
SG&A expenses...............................................     (29)       (31)
                                                               -----       ----
  Operating cash flow.......................................      41         48
Depreciation and amortization...............................      (8)       (12)
                                                               -----       ----
  Operating income..........................................   $  33         36
                                                               =====       ====

    SEG's revenue increased $5 million or 2.0% for the three months ended
March 31, 2006 as compared to the corresponding prior year period. Such increase is due to an $11 million increase resulting from growth in the average number of subscription units for SEG's services partially offset by a $6 million decrease due to a decrease in the effective rate for SEG's services.

    SEG's Starz movie service and its Encore movie service are the primary drivers of SEG's revenue. Starz average subscriptions increased 2.3% in 2006, and Encore average subscriptions increased 6.6%.

The effects of these increases in subscription units are somewhat mitigated by the fixed-rate affiliation agreements that SEG has entered into in recent years, including SEG's new agreement with Comcast.

    At March 31, 2006, cable, DTH satellite, and other distribution media represented 67.1%, 31.4% and 1.5%, respectively, of SEG's total subscription units.

    SEG's operating expenses increased 8.0% for the three months ended
March 31, 2006, due primarily to increases in programming costs, which increased from $165 million for the three months ended March 31, 2005 to $179 million in 2006. The increase in programming costs is due primarily to $16 million of amortization of deposits previously made under certain of its output arrangements.

    SEG expects that its full-year programming costs in 2006 will be 5%-7% higher than the 2005 costs due to the amortization described above. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to SEG and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by SEG may differ from the amounts noted above.

    SEG's SG&A expenses decreased 6.5% for the three months ended March 31, 2006, as compared to the corresponding prior year period. This decrease is due primarily to lower sales and marketing expenses of $3 million due to the elimination of certain marketing support commitments under the new Comcast affiliation agreement partially offset by marketing expenses related to the commercial launch of Vongo. SEG expects that over the course of 2006, additional marketing expenses for Vongo and its traditional services will exceed the benefits derived from lower marketing support requirements for Comcast, and that its full-year 2006 sales and marketing expenses will exceed those of 2005.

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

    During the three months ended March 31, 2006, our primary uses of corporate cash were partial funding of the acquisition of Provide ($265 million), the acquisition of approximately 55% of FUN ($200 million) and loans to WildBlue Communications, an equity affiliate ($97 million). We funded these investing activities with available cash on hand and proceeds from derivative settlements and asset sales. The balance of the cash required to purchase Provide
($200 million) was funded with available cash of QVC.

    Our projected uses of cash for the remainder of 2006 include approximately $1,370 million to retire our senior notes that mature in September 2006 and approximately $300 million for interest payments on our parent debt. In addition, we may make additional investments in existing or new businesses. However, we are unable to quantify such investments at this time.

    In connection with our proposal to issue the tracking stocks, our board of directors has authorized a share repurchase program pursuant to which we, if the restructuring proposals are approved and implemented, may repurchase outstanding shares of Liberty Interactive Stock and Liberty Capital Stock in the open market or in privately negotiated transactions, from time to time, subject to market conditions. Under the program, we may purchase shares of Liberty Capital Stock for an aggregate purchase price of up to $1 billion and shares of Liberty Interactive Stock for an aggregate purchase price of up to $1 billion. We may alter or terminate the stock repurchase program at any time.

    We expect that our investing and financing activities will be funded with a combination of borrowings under the QVC bank credit facility, cash on hand, cash provided by operating activities, proceeds from collar expirations and dispositions of non-strategic assets. At March 31, 2006, our sources of liquidity include $1,965 million in cash and marketable debt securities and $7,286 million of non-strategic AFS securities including related derivatives. In addition, we own $8,694 million of News Corp. common stock and $2,040 million of IAC/InterActiveCorp common stock, which we consider to be strategic assets. To the extent we recognize any taxable gains from the sale of assets or the expiration of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds received.

    Our derivatives ("AFS Derivatives") related to certain of our AFS investments provide us with an additional source of liquidity. Based on the put price and assuming we deliver owned or borrowed shares to settle each of our AFS Derivatives and excluding any provision for income taxes, we would be entitled to cash proceeds of approximately $244 million during the remainder of 2006, $385 million in 2007, zero in 2008, $1,180 million in 2009, $1,683 million in 2010 and $1,312 million thereafter upon settlement of our AFS Derivatives.

    Prior to the maturity of our equity collars, the terms of certain of our equity and narrow-band collars allow us to borrow against the future put option proceeds at LIBOR or LIBOR plus an applicable spread, as the case may be. As of March 31, 2006, such borrowing capacity aggregated approximately
$4,852 million. Such borrowings would reduce the cash proceeds upon settlement noted in the preceding paragraph.

    SUBSIDIARIES

    Effective March 3, 2006, QVC refinanced its existing bank credit facility with a new $3.5 billion bank credit facility. The QVC Credit Facility is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternative Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    During the three months ended March 31, 2006, our subsidiaries funded capital expenditures ($58 million) and the repurchase of certain subsidiary common stock ($29 million) with cash on hand and cash generated by their operating activities. Our subsidiaries currently expect to spend approximately $430 million for capital expenditures in 2006, including $355 million by QVC. These amounts are expected to be funded by the cash flows of the respective subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

    SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees for the rights to exhibit certain films that are released by these producers. The unpaid balance for Programming Fees for films that were available for exhibition by SEG at March 31, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2006 is payable as follows: $117 million in 2006, $19 million in 2007 and $14 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at March 31, 2006. SEG's estimate of amounts payable under these agreements is as follows: $316 million in 2006; $254 million in 2007; $102 million in 2008; $90 million in 2009; $81 million in 2010 and $52 million thereafter.

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

    Liberty guarantees SEG's film licensing obligations under certain of its studio output agreements. At March 31, 2006, Liberty's guarantee for studio output obligations for films released by such date aggregated $613 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of ours, we have not recorded a separate liability for our guarantee of these obligations.

    Since the date we issued our exchangeable debentures, we have claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which we could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in us claiming interest deductions significantly in excess of the cash interest currently paid on our exchangeable debentures. Interest deducted in prior years on our exchangeable debentures has contributed to NOLs that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on our exchangeable debentures are being used to offset taxable income currently being generated.

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

    Pursuant to a tax sharing agreement between us and AT&T when we were a subsidiary of AT&T, we received a cash payment from AT&T in periods when we generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by us in future periods, similar to a net operating loss carryforward. While we were a subsidiary of AT&T, we recorded our stand-alone tax provision on a separate return basis. Subsequent to our split off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, we received cash payments from AT&T aggregating $670 million as payment for our taxable losses that AT&T utilized to reduce its income tax liability.

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with the split off from AT&T, AT&T was required to pay us an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return that had not been used as an offset to our obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with our split off from AT&T, we received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. We were not paid for certain of TCI's NOLs due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, they would be required to pay us 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that we were required to recognize additional taxable income related to the recapitalization of one of our investments resulting in a tax liability of approximately
$30 million. As a result of the tax assessment, we also received a corresponding amount of additional tax basis in the investment. However, we were able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

    In the fourth quarter of 2004, AT&T requested a refund from us of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by our losses. AT&T has asserted that our losses caused AT&T to pay $70 million in alternative minimum tax that it would not have been otherwise required to pay had our losses not been included in its return. In 2004, we estimated that we may ultimately pay AT&T up to $30 million of the requested $70 million because we believed AT&T received an AMT credit of $40 million against income taxes resulting from the AMT previously paid. Accordingly, we accrued a $30 million liability with an offsetting reduction of additional paid-in capital. The net effect of the completion of the IRS tax audit noted above (including the benefit derived from AT&T for the utilization of the SRLY NOLs) and our accrual of amounts due to AT&T was an increase to deferred tax assets and an increase to other liabilities.

    In the fourth quarter of 2005, AT&T requested an additional $21 million relating to additional losses it generated and was able to carry back to offset taxable income previously offset by our losses. In addition, the information provided to us in connection with AT&T's request showed that AT&T had not yet claimed a credit for AMT previously paid. Accordingly, in the fourth quarter of 2005, we increased our accrual by approximately $40 million (with a corresponding reduction of additional paid-in capital) representing our estimate of the amount we may ultimately pay (excluding accrued interest, if any) to AT&T as a result of this request. Although we have not reduced our accrual for any future refunds, we believe we are entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by our losses. We have reviewed this claim and we believe that our accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the three months ended March 31, 2006.

    Although for accounting purposes we have accrued a portion of the amounts claimed by AT&T to be owed by us under the AT&T Tax Sharing Agreement, we believe there are valid defenses or set-off or similar rights in our favor that may cause the total amount that we owe AT&T to be less than the amounts accrued.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to market risk in the normal course of business due to our ongoing investing and financing activities and our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by
(i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing short-term variable rate debt to take advantage of historically low short-term interest rates. As of March 31, 2006, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $7,876 million, which had a weighted average interest rate of 4.67%. Our variable rate debt of $2,108 million had a weighted average interest rate of 6.10% at March 31, 2006. Had market interest rates been 100 basis points higher (representing an approximate 16% increase over our variable rate debt effective cost of borrowing) throughout the three months ended March 31, 2006, we would have recognized approximately $5 million of additional interest expense.

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

    Among other factors, changes in the market prices of the securities underlying our AFS Derivatives affect the fair market value of such AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our AFS Derivatives would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our statement of operations.

                                                            ESTIMATED AGGREGATE
                                                                 FAIR VALUE
                                                      --------------------------------
                                                        EQUITY       PUT
                                                      COLLARS(1)   OPTIONS     TOTAL
                                                      ----------   --------   --------
                                                            AMOUNTS IN MILLIONS
Fair value at March 31, 2006........................    $  939       (89)        850
5% increase in market prices........................    $  810       (89)        721
10% increase in market prices.......................    $  681       (89)        592
5% decrease in market prices........................    $1,067       (89)        978
10% decrease in market prices.......................    $1,197       (89)      1,108

------------------------

(1) Includes narrow-band collars.

    At March 31, 2006, the fair value of our AFS securities was $19,043 million. Had the market price of such securities been 10% lower at March 31, 2006, the aggregate value of such securities would have been $1,904 million lower resulting in an increase to unrealized holding losses in other comprehensive earnings (loss). Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

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

ITEM 4.  CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           LIBERTY MEDIA CORPORATION

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part I, Item 3 of our Annual Report on Form 10-K filed on March 18, 2006

ITEM 6.  EXHIBITS

    (a) Exhibits

                10.1            $3,500,000,000 Credit Agreement, Dated as of March 3, 2006,
                                among QVC, Inc., as Borrower; the Lenders party hereto; JP
                                Morgan Chase Bank, N.A., as Administrative Agent; and
                                Wachovia Capital Markets, LLC, as Syndication Agent.

                10.2            Form of Non-Qualified Stock Option Agreement under the
                                Liberty Media Corporation 2000 Incentive Plan (As Amended
                                and Restated Effective April 19, 2004) [for certain
                                designated award recipients]

                10.3            Form of Non-Qualified Stock Option Agreement under the
                                Liberty Media Corporation 2000 Incentive Plan (As Amended
                                and Restated Effective April 19, 2004) [for all other award recipients]

                10.4            Form of Restricted Stock Award Agreement under the Liberty
                                Media Corporation 2000 Incentive Plan (As Amended and
                                Restated Effective April 19, 2004) [for certain designated award recipients]

                31.1            Rule 13a-14(a)/15d-14(a) Certification.

                31.2            Rule 13a-14(a)/15d-14(a) Certification.

                31.3            Rule 13a-14(a)/15d-14(a) Certification.

                32              Section 1350 Certification

                99.1            Attributed Financial Information

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA CORPORATION

Date: May 8, 2006                                      By:            /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                                        Charles Y. Tanabe
                                                                    Senior Vice President and
                                                                         General Counsel

Date: May 8, 2006                                      By:            /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                                        David J.A. Flowers
                                                               Senior Vice President and Treasurer
                                                                  (Principal Financial Officer)

Date: May 8, 2006                                      By:           /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                                       Christopher W. Shean
                                                               Senior Vice President and Controller
                                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

            10.1            $3,500,000,000 Credit Agreement, Dated as of March 3, 2006,
                            among QVC, Inc., as Borrower; the Lenders party hereto; JP
                            Morgan Chase Bank, N.A., as Administrative Agent; and
                            Wachovia Capital Markets, LLC, as Syndication Agent.

            10.2            Form of Non-Qualified Stock Option Agreement under the
                            Liberty Media Corporation 2000 Incentive Plan (As Amended
                            and Restated Effective April 19, 2004) [for certain
                            designated award recipients]

            10.3            Form of Non-Qualified Stock Option Agreement under the
                            Liberty Media Corporation 2000 Incentive Plan (As Amended
                            and Restated Effective April 19, 2004) [for all other award recipients]

            10.4            Form of Restricted Stock Award Agreement under the Liberty
                            Media Corporation 2000 Incentive Plan (As Amended and
                            Restated Effective April 19, 2004) [for certain designated award recipients]

            31.1            Rule 13a-14(a)/15d-14(a) Certification.

            31.2            Rule 13a-14(a)/15d-14(a) Certification.

            31.3            Rule 13a-14(a)/15d-14(a) Certification.

            32              Section 1350 Certification

            99.1            Attributed Financial Information