Form 10-Q
period 2006-06-30
LIBERTY MEDIA LLC
filed 2006-08-09
CIK 1082114

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 000-16615

                               LIBERTY MEDIA LLC
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 20-5272297
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

           12300 LIBERTY BOULEVARD                                 80112
             ENGLEWOOD, COLORADO                                (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (720) 875-5400

                           LIBERTY MEDIA CORPORATION
                                 (Former name)

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

    The Registrant meets the conditions set forth in General Instruction
H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2006          2005
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 2,651        1,946
  Trade and other receivables, net..........................     1,030        1,106
  Inventory, net............................................       737          719
  Program rights............................................       550          599
  Derivative instruments (note 8)...........................       198          661
  Other current assets......................................       120          129
                                                               -------       ------
    Total current assets....................................     5,286        5,160
                                                               -------       ------
Investments in available-for-sale securities and other cost
  investments, including $1,476 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 8)..................................................    19,861       18,497
Long-term derivative instruments (note 8)...................     1,129        1,123
Investments in affiliates, accounted for using the equity
  method....................................................     1,672        1,908

Property and equipment, at cost.............................     1,866        1,726
Accumulated depreciation....................................      (644)        (595)
                                                               -------       ------
                                                                 1,222        1,131
                                                               -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 7).........................................     7,437        6,953
  Trademarks................................................     2,406        2,385
                                                               -------       ------
                                                                 9,843        9,338
                                                               -------       ------

Intangible assets subject to amortization, net..............     4,037        4,028
Other assets, at cost, net of accumulated amortization......       818          767
                                                               -------       ------
    Total assets............................................   $43,868       41,952
                                                               =======       ======

    (continued)

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2006          2005
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $    463           516
  Accrued liabilities.......................................     1,138         1,150
  Derivative instruments (note 8)...........................     1,490         1,939
  Current portion of debt (note 9)..........................     1,382         1,379
  Other current liabilities.................................       225           302
                                                              --------       -------
    Total current liabilities...............................     4,698         5,286
                                                              --------       -------
Long-term debt (note 9).....................................     6,839         6,371
Long-term derivative instruments (note 8)...................     1,067         1,087
Deferred income tax liabilities.............................     9,481         8,728
Other liabilities...........................................     1,182         1,070
                                                              --------       -------
    Total liabilities.......................................    23,267        22,542
                                                              --------       -------
Minority interests in equity of subsidiaries................       384           290
Member's equity:
  Member's equity...........................................    29,016            --
  Note receivable from parent (note 10).....................      (361)           --
  Accumulated other comprehensive earnings, net of taxes....     4,387         3,421
  Accumulated deficit.......................................   (12,825)      (13,278)
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares at December 31, 2005, no shares issued...........        --            --
  Series A common stock, $.01 par value. Issued and
    outstanding 2,681,745,985 shares at December 31, 2005...        --            27
  Series B common stock, $.01 par value. Issued 131,062,825
    shares at December 31, 2005.............................        --             1
  Additional paid-in capital................................        --        29,074
                                                              --------       -------
                                                                20,217        19,245
  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2005)................        --          (125)
                                                              --------       -------
    Total member's equity...................................    20,217        19,120
                                                              --------       -------
Commitments and contingencies (note 11)
    Total liabilities and member's equity...................  $ 43,868        41,952
                                                              ========       =======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Revenue:
  Net sales from electronic retailing.......................   $1,715     1,479      3,323      2,943
  Communications and programming services...................      392       360        767        717
                                                               ------     -----      -----      -----
                                                                2,107     1,839      4,090      3,660
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............    1,054       922      2,054      1,836
  Operating.................................................      416       382        814        756
  Selling, general and administrative, including stock-based
    compensation (note 3)...................................      221       186        429        355
  Depreciation and amortization.............................      169       161        333        324
                                                               ------     -----      -----      -----
                                                                1,860     1,651      3,630      3,271
                                                               ------     -----      -----      -----
    Operating income........................................      247       188        460        389
Other income (expense):
  Interest expense..........................................     (160)     (146)      (308)      (295)
  Dividend and interest income--third party.................       40        23         97         65
  Interest income--related party (note 10)..................        1        --          1         --
  Share of earnings of affiliates, net......................       21         6         29         11
  Realized and unrealized gains (losses) on financial
    instruments, net (note 8)...............................      362      (288)       169        480
  Gains (losses) on dispositions of assets, net.............      303        17        327       (361)
  Other, net................................................        9       (24)        13        (30)
                                                               ------     -----      -----      -----
                                                                  576      (412)       328       (130)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................      823      (224)       788        259
Income tax benefit (expense)................................     (338)      102       (236)      (123)
Minority interests in earnings of subsidiaries..............       (6)       (4)       (10)       (23)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations..............      479      (126)       542        113
Earnings from discontinued operations, net of taxes (note
  5)........................................................       --        19         --         34
Cumulative effect of accounting change, net of taxes (note
  3)........................................................       --        --        (89)        --
                                                               ------     -----      -----      -----
    Net earnings (loss).....................................   $  479      (107)       453        147
                                                               ======     =====      =====      =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................    $479       (107)       453         147
                                                                ----       ----      -----      ------
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      59        (76)        79          31
  Recognition of previously unrealized foreign currency
    translation losses......................................      --          6         --         312
  Unrealized holding gains (losses) arising during the
    period..................................................     441         95        902      (1,308)
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................      --        (12)       (15)        (60)
  Other comprehensive loss from discontinued operations.....      --         (2)        --          (7)
                                                                ----       ----      -----      ------
  Other comprehensive earnings (loss).......................     500         11        966      (1,032)
                                                                ----       ----      -----      ------
Comprehensive earnings (loss)...............................    $979        (96)     1,419        (885)
                                                                ====       ====      =====      ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 4)
Cash flows from operating activities:
  Net earnings..............................................   $  453        147
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Earnings from discontinued operations...................       --        (34)
    Cumulative effect of accounting change..................       89         --
    Depreciation and amortization...........................      333        324
    Stock-based compensation................................       53         17
    Payments of stock-based compensation....................       (1)       (69)
    Noncash interest expense................................       53         50
    Share of earnings of affiliates, net....................      (29)       (11)
    Realized and unrealized gains on financial instruments,
     net....................................................     (169)      (480)
    Losses (gains) on disposition of assets, net............     (327)       361
    Minority interests in earnings of subsidiaries..........       10         23
    Deferred income tax expense.............................       68         17
    Other noncash charges, net..............................       17         49
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Current assets........................................       53         69
      Payables and other current liabilities................      (55)       (34)
                                                               ------     ------
        Net cash provided by operating activities...........      548        429
                                                               ------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      920         52
  Premium proceeds (payments) from origination of
    derivatives.............................................       (1)        17
  Net proceeds (payments) from settlement of derivatives....      200        (14)
  Cash paid for acquisitions, net of cash acquired..........     (601)        --
  Capital expended for property and equipment...............     (141)       (94)
  Net sales (purchases) of short term investments...........       (5)       201
  Investments in and loans to cost and equity investees.....     (141)        --
  Other investing activities, net...........................       --        (10)
                                                               ------     ------
        Net cash provided by investing activities...........      231        152
                                                               ------     ------
Cash flows from financing activities:
  Borrowings of debt........................................      400        861
  Repayments of debt........................................       (6)    (1,432)
  Cash transfers to parent, net.............................     (360)        --
  Repurchases of subsidiary common stock....................     (162)       (60)
  Other financing activities, net...........................       38         74
                                                               ------     ------
        Net cash used by financing activities...............      (90)      (557)
                                                               ------     ------
Effect of foreign currency exchange rates on cash...........       16        (29)
                                                               ------     ------
Net cash provided to discontinued operations (revised, see
  note 4):
  Cash provided by operating activities.....................       --         31
  Cash used by investing activities.........................       --        (47)
  Cash provided by financing activities.....................       --         --
  Change in available cash held by discontinued
    operations..............................................       --         10
                                                               ------     ------
        Net cash provided to discontinued operations........       --         (6)
                                                               ------     ------
        Net increase (decrease) in cash and cash
        equivalents.........................................      705        (11)
        Cash and cash equivalents at beginning of period....    1,946      1,387
                                                               ------     ------
        Cash and cash equivalents at end of period..........   $2,651      1,376
                                                               ======     ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2006

                                                            NOTE       ACCUMULATED
                                                         RECEIVABLE       OTHER
                                              MEMBER'S      FROM      COMPREHENSIVE   ACCUMULATED   PREFERRED
                                               EQUITY      PARENT       EARNINGS        DEFICIT       STOCK
                                              --------   ----------   -------------   -----------   ---------
Balance at January 1, 2006..................  $    --         --          3,421         (13,278)          --
  Net earnings..............................       --         --             --             453           --
  Other comprehensive earnings..............       --         --            966              --           --
  Issuance of common stock upon exercise of
    stock options...........................       --         --             --              --           --
  Restructuring (note 1)....................   28,975         --             --              --           --
  Cash transfers to parent, net.............       --       (361)            --              --           --
  Stock compensation........................       41         --             --              --           --
  Other.....................................       --         --             --              --           --
                                              -------       ----          -----         -------     --------
Balance at June 30, 2006....................  $29,016       (361)         4,387         (12,825)          --
                                              =======       ====          =====         =======     ========


                                                  COMMON STOCK        ADDITIONAL               TOTAL
                                              ---------------------    PAID-IN     TREASURY   MEMBER'S
                                              SERIES A    SERIES B     CAPITAL      STOCK      EQUITY
                                              ---------   ---------   ----------   --------   --------
Balance at January 1, 2006..................      27             1       29,074      (125)     19,120
  Net earnings..............................      --            --           --        --         453
  Other comprehensive earnings..............      --            --           --        --         966
  Issuance of common stock upon exercise of
    stock options...........................      --            --            3        --           3
  Restructuring (note 1)....................     (27)           (1)     (29,072)      125          --
  Cash transfers to parent, net.............      --            --           --        --        (361)
  Stock compensation........................      --            --           --        --          41
  Other.....................................      --            --           (5)       --          (5)
                                                 ---      ---------     -------      ----      ------
Balance at June 30, 2006....................      --            --           --        --      20,217
                                                 ===      =========     =======      ====      ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2006
                                  (unaudited)

(1)  BASIS OF PRESENTATION

    On May 9, 2006, Liberty Media Corporation (formerly known as Liberty Media Holding Corporation, "New Liberty") completed the previously announced restructuring (the "Restructuring") pursuant to which New Liberty was organized as a new holding company. In the Restructuring, New Liberty became the new publicly traded parent company of Liberty Media LLC (formerly known as Liberty Media Corporation, "Liberty" or the "Company"). Immediately prior to the Merger, New Liberty was a direct, wholly owned subsidiary of Liberty. Also on May 9, 2006, in connection with and immediately subsequent to the Merger, Liberty converted from a Delaware corporation into a Delaware limited liability company.

    The accompanying condensed consolidated financial statements include the accounts of Liberty and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

    Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement No. 155"). Statement No. 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS" ("Statement No. 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement No. 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. Under Statement No. 155, the Company may elect to account for its senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement No. 133. The Company is evaluating the impact of Statement No. 155 on its financial statements and has not yet made a determination as to what election it will make with respect to the accounting for its senior exchangeable derivatives.

    In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company has not completed its evaluation of the impact of FIN 48 on its financial statements, it believes that the application of FIN 48 will result in the derecognition of certain tax liabilities currently reflected in the Company's consolidated balance sheet with a corresponding decrease to the Company's accumulated deficit. The Company is unable to quantify the amount of these adjustments at this time.

(3)  STOCK-BASED COMPENSATION

    Certain employees of the Company hold options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of New Liberty Capital and Interactive Series A and Series B common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. QVC has granted combination stock options/SARS ("QVC Awards") to certain of its employees. If the employee elects the SAR feature, the participant receives 75% of the value of the QVC Award. The QVC Awards vest over 4-5 years and expire 10 years from the date of grant.

    STATEMENT 123R

    In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. Liberty has adopted Statement 123R using the modified prospective method, and will continue to include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, net of related income taxes. Under Statement 123R, the QVC Awards are required to be bifurcated into a liability award and an equity award. Conversely, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. Also, in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of December 31, 2005 ($24 million) against additional paid-in capital. Compensation expense related to restricted shares granted to certain officers and employees of the Company continues to be recorded as such stock vests.

    New Liberty has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. New Liberty has calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded New Liberty options with a similar term (generally 20% - 21%). New Liberty uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The QVC Awards are also valued using the Black-Scholes Model. The volatility used in the calculation is based on the volatility of public companies similar to QVC (42%).

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  June 30, 2006.............................................    $22
  June 30, 2005.............................................    $19
Six months ended:
  June 30, 2006.............................................    $53
  June 30, 2005.............................................    $17

    As of June 30, 2006, the total compensation cost related to unvested New Liberty Awards held by Liberty employees or officers and QVC equity awards was approximately $39 million. Such amount will be recognized in the Company's consolidated statements of operations through 2010.

    LIBERTY AWARDS

    During 2006 and prior to the Restructuring, New Liberty granted 2,623,275 options to purchase shares of Liberty Series A common stock to certain of the Company's officers, employees and directors.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

Such options had an estimated grant-date fair value of $2.28 per share. During the six months ended June 30, 2005, Liberty granted 2,055,000 options to certain of the Company's officers, employees and directors. Such options had an estimated grant-date fair value of $3.42 per share.

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs granted to certain officers, employees and directors of the Company.

                                                              LIBERTY                LIBERTY
                                                             SERIES A               SERIES B
                                                              COMMON                 COMMON
                                                               STOCK       WAEP       STOCK       WAEP
                                                             ---------   --------   ---------   --------
                                                                   NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.............................    51,729     $ 9.23      29,965     $10.92
  Granted..................................................     2,623     $ 8.28          --
  Exercised................................................    (6,659)    $ 0.73          --
  Canceled.................................................      (117)    $18.69          --
  Converted to New Liberty Capital and New Liberty
    Interactive............................................   (47,576)    $10.34     (29,965)    $10.92
                                                              -------                -------
Outstanding at June 30, 2006...............................        --                     --
                                                              =======                =======

                                                          NEW                    NEW
                                                        LIBERTY                LIBERTY
                                                        CAPITAL                CAPITAL
                                                       SERIES A               SERIES B
                                                        COMMON                 COMMON
                                                         STOCK       WAEP       STOCK       WAEP
                                                       ---------   --------   ---------   --------
                                                             NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.......................       --                     --
  Converted from Liberty Series A and Series B.......    2,378     $ 94.62      1,498     $101.37
  Granted............................................       --                     --
  Exercised..........................................       (7)    $ 65.39         --
  Canceled...........................................       (2)    $186.03         --
                                                         -----                  -----
Outstanding at June 30, 2006.........................    2,369     $ 94.63      1,498     $101.37
                                                         =====                  =====
Exercisable at June 30, 2006.........................    1,528     $104.37      1,438     $102.03
                                                         =====                  =====

                                                              NEW                      NEW
                                                            LIBERTY                  LIBERTY
                                                          INTERACTIVE              INTERACTIVE
                                                           SERIES A                 SERIES B
                                                            COMMON                   COMMON
                                                             STOCK        WAEP        STOCK        WAEP
                                                          -----------   --------   -----------   --------
                                                                  NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006..........................        --                       --
  Converted from Liberty Series A and Series B..........    11,889       $21.48       7,491       $23.41
  Granted...............................................        --                       --
  Exercised.............................................       (37)      $14.84          --
  Canceled..............................................       (11)      $42.23          --
                                                            ------                    -----
Outstanding at June 30, 2006............................    11,841       $21.48       7,491       $23.41
                                                            ======                    =====
Exercisable at June 30, 2006............................     7,641       $23.69       7,191       $23.56
                                                            ======                    =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

    The aggregate intrinsic value of all options exercised during the six months ended June 30, 2006 and 2005 was $50 million and $79 million, respectively.

    The following table provides additional information about outstanding options to purchase New Liberty Capital Series A common stock at June 30, 2006.

       NO. OF                                             WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
     OUTSTANDING           RANGE OF         WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
       OPTIONS             EXERCISE       OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
       (000'S)              PRICES          OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
---------------------   ---------------   -----------   ------------   ---------   -----------   -----------   ---------
27...........           $  18.00-$35.00     $ 30.52     1.0 years       $1,444           27        $ 30.52      $1,444
1,166........           $  35.00-$85.00     $ 76.54     6.5 years        8,428          335        $ 75.96       2,614
1,136........           $ 85.00-$115.00     $100.70     4.6 years           --        1,127        $100.80          --
40...........                  >$300.00     $500.50     4.7 years           --           39        $500.50          --
        -----                                                           ------        -----                     ------
2,369........                                                           $9,872        1,528                     $4,058
        =====                                                           ======        =====                     ======

    The following table provides additional information about outstanding options to purchase New Liberty Interactive Series A common stock at June 30, 2006.

       NO. OF                                             WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
     OUTSTANDING           RANGE OF         WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
       OPTIONS             EXERCISE       OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
       (000'S)              PRICES          OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
---------------------   ---------------   -----------   ------------   ---------   -----------   -----------   ---------
136..........           $   4.00-$10.00     $  6.93     1.0 years       $1,400          136        $  6.93      $1,400
5,961........           $  10.00-$20.00     $ 17.42     6.5 years        2,474        1,773        $ 17.36       1,076
5,548........           $  20.00-$26.00     $ 22.94     4.6 years           --        5,536        $ 22.94          --
196..........                   >$65.00     $113.60     4.7 years           --          196        $113.60          --
       ------                                                           ------        -----                     ------
11,841.......                                                           $3,874        7,641                     $2,476
       ======                                                           ======        =====                     ======

    The following tables present the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of New Liberty common stock held by certain officers and employees of the Company (numbers of shares in thousands).

                                                               NEW
                                                             LIBERTY
                                                            SERIES A
                                                             COMMON
                                                              STOCK       WAFV
                                                            ---------   --------
Outstanding at January 1, 2006............................    6,478      $10.06
  Granted.................................................       --
  Vested(1)...............................................   (3,863)     $10.08
  Forfeited...............................................      (13)     $10.08
  Converted to New Liberty Capital and New Liberty
    Interactive...........................................   (2,602)     $10.04
                                                             ------
Outstanding at June 30, 2006..............................       --
                                                             ======

------------------------

(1) The aggregate fair value of restricted shares of Series A common stock that vested during the six months ended June 30, 2006 and 2005 aggregated
    $30.4 million and $29.8 million, respectively.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                                                               NEW
                                                             LIBERTY
                                                             CAPITAL
                                                            SERIES A
                                                             COMMON
                                                              STOCK       WAFV
                                                            ---------   --------
Outstanding at January 1, 2006............................      --
  Converted from Liberty Series A.........................     130       $87.97
  Granted.................................................      --
  Vested..................................................      --
  Forfeited...............................................      --
                                                               ---
Outstanding at June 30, 2006..............................     130       $87.97
                                                               ===

                                                                NEW
                                                              LIBERTY
                                                            INTERACTIVE
                                                             SERIES A
                                                              COMMON
                                                               STOCK        WAFV
                                                            -----------   --------
Outstanding at January 1, 2006............................       --
  Converted from Liberty Series A.........................      650        $22.55
  Granted.................................................       --
  Vested..................................................       --
  Forfeited...............................................       --
                                                                ---
Outstanding at June 30, 2006..............................      650        $22.55
                                                                ===

    QVC AWARDS

    The following tables present the number and weighted average exercise price of certain options, SARs and options with tandem SARs to purchase QVC common stock granted to certain officers, employees and directors of QVC.

                                                            QVC
                                                           COMMON
                                                           STOCK       WAEP
                                                          --------   ---------
Outstanding at January 1, 2006..........................  166,048    $2,040.60
  Granted...............................................   10,704    $2,972.25
  Exercised.............................................  (25,622)   $1,882.75
  Canceled..............................................     (580)   $2,429.43
                                                          -------
Outstanding at June 30, 2006............................  150,550    $2,100.16
                                                          =======
Exercisable at June 30, 2006............................   66,693    $1,626.47
                                                          =======

    The estimated fair value of QVC stock as of the most recent appraisal date was $3,044 per share.

    PRO FORMA DISCLOSURE

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to Awards held by its officers and employees pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the difference between

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
the market price of the underlying common stock and the exercise price of the options at the balance sheet date. The Company accounted for QVC stock options using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                       THREE MONTHS    SIX MONTHS
                                                           ENDED          ENDED
                                                         JUNE 30,       JUNE 30,
                                                           2005           2005
                                                       -------------   -----------
                                                           AMOUNTS IN MILLIONS
Earnings (loss) from continuing operations...........      $(126)          113
  Add stock-based compensation as determined under
    the intrinsic value method, net of taxes.........          1             2
  Deduct stock-based compensation as determined under
    the fair value method, net of taxes..............         (9)          (17)
                                                           -----           ---
Pro forma earnings (loss) from continuing
  operations.........................................      $(134)           98
                                                           =====           ===

(4)  SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

    CASH PROVIDED TO DISCONTINUED OPERATIONS

    Liberty has revised its 2005 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations. The Company previously had reported these amounts on a combined basis.

    CASH PAID FOR ACQUISITIONS

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................    $770           --
  Net liabilities assumed...................................     (49)          --
  Deferred tax liability....................................     (48)          --
  Minority interest.........................................     (72)          --
                                                                ----     --------
    Cash paid for acquisitions, net of cash acquired........    $601           --
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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

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

    Certain income statement components of DHC, which are included in the determination of earnings from discontinued operations for the six months ended June 30, 2005, are as follows (amounts in millions):

Revenue.....................................................    $352
Earnings before income taxes................................    $ 36

    Certain asset and liability amounts included in the spin off of DHC on July 21, 2005 are as follows (amounts in millions):

Investment in Discovery.....................................  $ 2,982
Goodwill....................................................  $ 2,135
Deferred tax liabilities....................................  $(1,060)

(6)  INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                         JUNE 30,    DECEMBER 31,
                                                           2006          2005
                                                         ---------   -------------
                                                            AMOUNTS IN MILLIONS
IAC/InterActiveCorp ("IAC")............................   $ 1,834        1,960
News Corporation.......................................    10,020        8,171
Time Warner Inc. ("Time Warner")(1)....................     2,962        2,985
Sprint Nextel Corporation ("Sprint")(2)................     1,747        2,162
Motorola, Inc. ("Motorola")(3).........................     1,491        1,672
Other available-for-sale equity securities(4)..........     1,309        1,088
Other available-for-sale debt securities(5)............       417          389
Other cost investments and related receivables.........        89           79
                                                          -------       ------
                                                           19,869       18,506
Less short-term investments............................        (8)          (9)
                                                          -------       ------
                                                          $19,861       18,497
                                                          =======       ======

------------------------

(1) Includes $157 million and $158 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(2) Includes $80 million and $94 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

(3) Includes $1,046 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(4) Includes $193 million and $156 million of shares pledged as collateral for share borrowing arrangements at June 30, 2006 and December 31, 2005, respectively.

(5) At June 30, 2006, other available-for-sale debt securities include
    $400 million of investments in third-party marketable debt securities held by Liberty parent and $17 million of such securities held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $371 million and $18 million, respectively.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                                               JUNE 30, 2006           DECEMBER 31, 2005
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........................    $6,917            --       5,459         17
Gross unrealized holding losses.........................    $  (37)           --         (27)        --

    The aggregate fair value of securities with unrealized holding losses at June 30, 2006 was $502 million. None of these securities had unrealized losses for more than 12 continuous months.

(7)  INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

                                                                           STARZ
                                                                       ENTERTAINMENT
                                                          QVC, INC.      GROUP LLC      OTHER      TOTAL
                                                          ----------   -------------   --------   --------
                                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2006..............................    $4,057         1,383        1,513      6,953
  Acquisitions(1).......................................         4            --          495        499
  Disposition(2)........................................        --            --         (124)      (124)
  Foreign currency translation..........................        40            --           --         40
  Other.................................................        80           (12)           1         69
                                                            ------         -----        -----      -----
Balance at June 30, 2006................................    $4,181         1,371        1,885      7,437
                                                            ======         =====        =====      =====

------------------------

(1) During the six months ended June 30, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of all of the common stock of Provide Commerce, Inc. that it did not already own and approximately 55% of the common stock of FUN Technologies, Inc., for aggregate cash consideration of $601 million, net of cash acquired. In connection with these acquisitions, Liberty recorded goodwill of $499 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

(2) During the second quarter of 2006, the Company sold its 50% investment in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $243 million and $237 million for the six months ended June 30, 2006 and 2005, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2006...........................................    $248
2007........................................................    $454
2008........................................................    $417
2009........................................................    $369
2010........................................................    $352

(8)  DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                        TYPE OF                           JUNE 30,    DECEMBER 31,
                       DERIVATIVE                           2006          2005
--------------------------------------------------------  ---------   -------------
                                                             AMOUNTS IN MILLIONS
ASSETS
  Equity collars........................................   $1,209         1,568
  Put spread collars....................................       --           133
  Other.................................................      118            83
                                                           ------        ------
                                                            1,327         1,784
  Less current portion..................................     (198)         (661)
                                                           ------        ------
                                                           $1,129         1,123
                                                           ======        ======
LIABILITIES
  Borrowed shares.......................................   $1,476         1,581
  Exchangeable debenture call option obligations........      787           927
  Put options...........................................       --           342
  Equity collars........................................      280           160
  Other.................................................       14            16
                                                           ------        ------
                                                            2,557         3,026
  Less current portion..................................   (1,490)       (1,939)
                                                           ------        ------
                                                           $1,067         1,087
                                                           ======        ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

    Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................    $140       228
Change in fair value of equity collars......................     (61)      349
Change in fair value of put options.........................      (9)      (71)
Change in fair value of borrowed shares.....................     105       (28)
Change in fair value of other derivatives...................      (6)        2
                                                                ----       ---
                                                                $169       480
                                                                ====       ===

(9)  LONG-TERM DEBT

    Debt is summarized as follows:

                                                              OUTSTANDING        CARRYING VALUE
                                                               PRINCIPAL    -------------------------
                                                               JUNE 30,     JUNE 30,    DECEMBER 31,
                                                                 2006         2006          2005
                                                              -----------   ---------   -------------
                                                                        AMOUNTS IN MILLIONS
Senior notes and debentures
  3.5% Senior Notes due 2006................................    $   121          121          121
  Floating Rate Senior Notes due 2006.......................      1,247        1,247        1,247
  7.875% Senior Notes due 2009..............................        670          667          666
  7.75% Senior Notes due 2009...............................        234          235          235
  5.7% Senior Notes due 2013................................        802          800          800
  8.5% Senior Debentures due 2029...........................        500          495          495
  8.25% Senior Debentures due 2030..........................        902          895          895
Senior exchangeable debentures
  4% Senior Exchangeable Debentures due 2029................        869          253          251
  3.75% Senior Exchangeable Debentures due 2030.............        810          232          231
  3.5% Senior Exchangeable Debentures due 2031..............        600          236          235
  3.25% Senior Exchangeable Debentures due 2031.............        551          118          117
  0.75% Senior Exchangeable Debentures due 2023.............      1,750        1,594        1,552
QVC bank credit facility....................................      1,200        1,200          800
Other subsidiary debt.......................................        128          128          105
                                                                -------      -------       ------
Total debt..................................................    $10,384        8,221        7,750
                                                                =======
  Less current maturities...................................                  (1,382)      (1,379)
                                                                             -------       ------
Total long-term debt........................................                 $ 6,839        6,371
                                                                             =======       ======

    QVC BANK CREDIT FACILITY

    Effective May 20, 2005, QVC entered into a $2 billion bank credit facility. In March 2006, such facility was refinanced with a new $3.5 billion bank credit facility (the "QVC Credit Facility"). The QVC Credit Facility is comprised of an $800 million U.S. dollar term loan that was drawn at closing,

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
an $800 million U.S. dollar term loan that can be drawn at any time before September 30, 2006, a $600 million multi-currency term loan that can be drawn at any time before September 30, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the QVC Credit Facility, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at June 30, 2006, is comprised primarily of capitalized satellite transponder lease obligations.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at June 30, 2006 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $1,791
Floating rate senior notes..................................   $1,237
Senior debentures...........................................   $1,368
Senior exchangeable debentures, including call option
  obligation................................................   $3,830

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at June 30, 2006.

(10)  RELATED PARTY TRANSACTIONS

    The Company has made interest bearing cash advances to New Liberty. Such advances aggregated $360 million as of June 30, 2006. Interest, which accrues daily at 3-month LIBOR (6.52% at June 30, 2006), aggregated $1 million for the period from the Restructuring to June 30, 2006.

(11)  COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment Group LLC ("SEG"), a wholly-owned subsidiary of Liberty, provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States. SEG has entered into agreements with a number of motion picture producers which obligate SEG to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by SEG at June 30, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2006 is payable as follows: $96 million in 2006, $20 million in 2007 and $15 million thereafter.

    SEG has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by SEG until some future date. These amounts have not been accrued at June 30, 2006. SEG's estimate of amounts payable under these agreements is

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
as follows: $199 million in 2006; $471 million in 2007; $99 million in 2008; $93 million in 2009; $86 million in 2010; and $54 million thereafter.

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

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, SEG has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by SEG of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, SEG would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    GUARANTEES

    Liberty guarantees SEG's obligations under certain of its studio output agreements. At June 30, 2006, Liberty's guarantee for obligations for films released by such date aggregated $693 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, SEG has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of SEG, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

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

    INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $1,965 million in cumulative interest expense associated with the exchangeable debentures since the Company's split-off from AT&T. Of that amount, $571 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in deferred tax expense. However, Liberty would be required to make current federal income tax payments. These federal income tax payments could prove to be significant.

    During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T Corp. and was a party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty was a subsidiary of AT&T, Liberty recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty received a cash payment from AT&T in periods when Liberty generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty's split off from AT&T, if adjustments are made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty received cash payments from AT&T aggregating
$670 million as payment for Liberty's taxable losses that AT&T utilized to reduce its income tax liability.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the six months ended June 30, 2006.

    Although for accounting purposes Liberty has accrued a portion of the amounts claimed by AT&T to be owed by Liberty under the AT&T Tax Sharing Agreement, Liberty believes there are valid defenses or set-off or similar rights in its favor that may cause the total amount that it owes AT&T to be less than the amounts accrued; and under certain interpretations of the AT&T Tax Sharing Agreement, Liberty may be entitled to further reimbursements from AT&T.

(12)  OPERATING SEGMENTS

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of these businesses is separately managed. Liberty identifies its

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's consolidated earnings before income taxes.

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

    For the six months ended June 30, 2006, Liberty has identified the following businesses as its reportable segments:

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - SEG--consolidated subsidiary that provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

    PERFORMANCE MEASURES

                                                                   SIX MONTHS ENDED JUNE 30,
                                                          -------------------------------------------
                                                                  2006                   2005
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
QVC.....................................................   $3,185       733       2,943        647
SEG.....................................................      523        91         512         95
Corporate and Other.....................................      382        22         205        (12)
                                                           ------       ---       -----        ---
                                                           $4,090       846       3,660        730
                                                           ======       ===       =====        ===

                                                                  THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------
                                                                  2006                   2005
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                          REVENUE      FLOW      REVENUE      FLOW
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
QVC.....................................................   $1,630       378       1,479        324
SEG.....................................................      264        50         258         47
Corporate and Other.....................................      213        10         102         (3)
                                                           ------       ---       -----        ---
                                                           $2,107       438       1,839        368
                                                           ======       ===       =====        ===

    OTHER INFORMATION

                                                                          JUNE 30, 2006
                                                              -------------------------------------
                                                                         INVESTMENTS
                                                               TOTAL         IN          CAPITAL
                                                               ASSETS    AFFILIATES    EXPENDITURES
                                                              --------   -----------   ------------
                                                                       AMOUNTS IN MILLIONS
QVC.........................................................  $16,124          --           98
SEG.........................................................    2,905          46            2
Corporate and Other.........................................   24,839       1,626           41
                                                              -------       -----          ---
                                                              $43,868       1,672          141
                                                              =======       =====          ===

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................    $438        368        846        730
Stock-based compensation....................................     (22)       (19)       (53)       (17)
Depreciation and amortization...............................    (169)      (161)      (333)      (324)
Interest expense............................................    (160)      (146)      (308)      (295)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     362       (288)       169        480
Gains (losses) on dispositions of assets, net...............     303         17        327       (361)
Other, net..................................................      71          5        140         46
                                                                ----       ----       ----       ----
  Earnings (loss) from continuing operations before income
    taxes and minority interests............................    $823       (224)       788        259
                                                                ====       ====       ====       ====

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

    The following discussion and analysis provides information concerning our results of operations. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments are QVC and Starz Entertainment Group. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. SEG provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States.

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include On Command Corporation ("On Command"), OpenTV Corp. ("OpenTV"),
TruePosition, Inc. ("TruePosition"), Provide Commerce, Inc. ("Provide") and FUN Technologies, Inc. ("FUN"). On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services. TruePosition provides equipment and technology that deliver location-based services to wireless users. Provide, which we acquired on February 9, 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. FUN, in which we acquired a 55% common stock interest on March 10, 2006, operates websites that offer casual gaming, sports information and fantasy sports services.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
  QVC.......................................................   $1,630     1,479      3,185      2,943
  SEG.......................................................      264       258        523        512
  Corporate and Other.......................................      213       102        382        205
                                                               ------     -----      -----      -----
      Consolidated revenue..................................   $2,107     1,839      4,090      3,660
                                                               ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  QVC.......................................................   $  378       324        733        647
  SEG.......................................................       50        47         91         95
  Corporate and Other.......................................       10        (3)        22        (12)
                                                               ------     -----      -----      -----
    Consolidated operating cash flow........................   $  438       368        846        730
                                                               ======     =====      =====      =====
OPERATING INCOME (LOSS)
  QVC.......................................................   $  242       193        454        393
  SEG.......................................................       44        36         77         72
  Corporate and Other.......................................      (39)      (41)       (71)       (76)
                                                               ------     -----      -----      -----
    Consolidated operating income...........................   $  247       188        460        389
                                                               ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $268 million or 14.6% and $430 million or 11.7% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $151 million or 10.2% and $242 million or 8.2% increases for QVC and $85 million and $138 million attributable to Provide, which we acquired in February 2006. See below for a more complete discussion of QVC's and SEG's results of operations.

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

    Consolidated Operating Cash Flow increased $70 million or 19.0% and
$116 million or 15.9% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to a $54 million or 16.7% and $86 million or 13.3% increases in QVC's operating cash flow resulting from higher revenue both domestically and internationally and $9 million and $21 million generated by Provide for the quarter and six month period, respectively. The six month increase was partially offset by a decrease in SEG's operating cash flow, which resulted primarily from higher programming costs in 2006.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of New Liberty common stock that have been granted to certain of our officers and employees,
(2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and
(3) amortization of restricted stock grants.

    Effective January 1, 2006, we adopted Statement No. 123R. Statement
No. 123R requires that we amortize the grant date fair value of stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record the liability for liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our condensed consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes, which primarily reflects the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $53 million of stock compensation expense for the six months ended June 30, 2006, compared with $17 million for the comparable period in 2005. As of June 30, 2006, the total compensation cost related to unvested New Liberty and QVC equity awards was approximately
$39 million. Such amount will be recognized in our consolidated statements of operations through 2010.

    OPERATING INCOME. Consolidated operating income increased $59 million or 31.4% and $71 million or 18.3% for the three and six months ended June 30, 2006 and 2005, respectively, as compared to the corresponding prior year periods. These increases are the net effect of an increase in operating income for QVC and operating income generated by Provide, partially offset by an increase in corporate stock option expense due to the adoption of Statement 123R.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Interest expense increased 9.6% and 4.4% for the three and six months ended June 30, 2006 and 2005, respectively. Such increases are the net effect of interest on the QVC Credit Facility and the effects of increases in the interest rates for our variable rate debt, partially offset by decreases from parent company debt retirements.

    DIVIDEND AND INTEREST INCOME. Dividend and interest income was $97 million and $65 million for the six months ended June 30, 2006 and 2005, respectively. Such income increased in 2006 due to higher invested cash balances. Interest and dividend income for the six months ended June 30, 2006 was comprised of interest income earned on invested cash ($49 million), dividends on News Corp. common stock ($29 million), dividends on other AFS securities ($6 million), and other ($13 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Change in fair value of exchangeable debenture call option
  features..................................................    $140       228
Change in fair value of equity collars......................     (61)      349
Change in fair value of put options.........................      (9)      (71)
Change in fair value of borrowed shares.....................     105       (28)
Change in fair value of other derivatives...................      (6)        2
                                                                ----       ---
                                                                $169       480
                                                                ====       ===

    GAINS (LOSSES) ON DISPOSITIONS. We recognized gains on dispositions of $327 million for the six months ended June 30, 2006 and losses on dispositions of $361 million in 2005. Our 2006 gains related to the sale of our 50% investment in Court TV ($303 million, including the $124 million of allocated goodwill) and dispositions of certain AFS securities. In the first quarter of 2005, we disposed of our interests in certain investments and we recognized $488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. Our effective tax rate was 30.3% for the six months ended June 30, 2006. Such rate is less than the U.S. federal income tax rate of 35% due to a deferred tax benefit we recognized in the first quarter. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in the first quarter of 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. We recorded an additional deferred tax benefit ($19 million) for a reduction in our estimated tax rate used to calculate our deferred tax liabilities. These benefits were partially offset by tax expenses ($43 million) on the gain on sale of Court TV for which we had higher book basis than tax basis and state ($18 million) and foreign
($17 million) tax expense. Our effective tax rate was 52.1% for the six months ended June 30, 2005 and differs from the U.S. federal income tax rate of 35% primarily due to provisions for state and foreign taxes.

    NET EARNINGS. Our net earnings was $453 million and $147 million for the six months ended June 30, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $34 million of earnings from discontinued operations in 2005.

OPERATING RESULTS BY BUSINESS

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and, to a lesser extent, via the Internet. In the United States, the program is aired live through its nationally televised shopping network--

24 hours a day, 7 days a week ("QVC-US"). Internationally, QVC has electronic retailing program services based in the United Kingdom ("QVC-UK"), Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

    QVC's operating results are as follows:

                                                                 THREE MONTHS
                                                                     ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net revenue.................................................   $1,630     1,479       3,185      2,943
Cost of sales...............................................   (1,007)     (922)     (1,978)    (1,836)
                                                               ------     -----      ------     ------
  Gross profit..............................................      623       557       1,207      1,107
Operating expenses..........................................     (138)     (130)       (269)      (259)
SG&A expenses (excluding stock-based compensation)..........     (107)     (103)       (205)      (201)
                                                               ------     -----      ------     ------
  Operating cash flow.......................................      378       324         733        647
Stock-based compensation--SG&A..............................      (16)      (17)        (41)       (25)
Depreciation and amortization...............................     (120)     (114)       (238)      (229)
                                                               ------     -----      ------     ------
  Operating income..........................................   $  242       193         454        393
                                                               ======     =====      ======     ======

    Net revenue includes the following revenue by geographical area:

                                                                 THREE MONTHS
                                                                     ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
QVC-US......................................................   $1,140     1,034      2,228      2,059
QVC-UK......................................................      137       129        271        259
QVC-Germany.................................................      190       185        385        379
QVC-Japan...................................................      163       131        301        246
                                                               ------     -----      -----      -----
  Consolidated..............................................   $1,630     1,479      3,185      2,943
                                                               ======     =====      =====      =====

    QVC's consolidated net revenue increased 10.2% and 8.2% during the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase in revenue is comprised of a $174 million increase due to an increase in the number of units shipped from
35.7 million to 39.1 million and a $12 million increase due to a 1.1% increase in the average sales price per unit ("ASP"). The revenue increases were partially offset by a $13 million decrease due to unfavorable foreign currency rates as the U.S. dollar strengthened against the UK pound sterling, the euro and the Japanese yen and a $22 million decrease due primarily to an increase in product returns. The six month increase in revenue is comprised of a $320 million increase due to an increase in the number of units shipped from
70.4 million to 76.3 million and a $38 million increase due to a 0.6% increase in the ASP. The revenue increases were partially offset by a $57 million decrease due to unfavorable foreign currency rates and a $59 million decrease due primarily to an increase in product returns. Returns as a percent of gross product revenue increased from 18.8% and 18.5% for the three and six months ended June 30, 2005 to 19.2% and 19.3% in 2006 due to a shift in the sales mix from home products to apparel and accessories products, which typically have higher return rates.

    The number of homes receiving QVC's services are as follows:

                                                             HOMES (IN MILLIONS)
                                                          -------------------------
                                                          JUNE 30,    DECEMBER 31,
                                                            2006          2005
                                                          ---------   -------------
QVC-US..................................................    91.1          90.8
QVC-UK..................................................    18.7          17.8
QVC-Germany.............................................    37.6          37.4
QVC-Japan...............................................    17.8          16.7

    The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in homes receiving the service is expected to diminish in the UK and Japan. As these markets continue to mature, QVC also expects its consolidated rate of growth in revenue to diminish. Future sales growth will primarily depend on continued additions of new customers from homes already receiving the QVC service, continued growth in sales to existing customers and growth in the number of cable and direct broadcast satellite homes. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service,
(ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital,
(iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

    As noted above, during the three and six months ended June 30, 2006, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar continues to strengthen against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                                            PERCENTAGE INCREASE IN NET REVENUE
                                               -------------------------------------------------------------
                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30, 2006                   JUNE 30, 2006
                                               -----------------------------   -----------------------------
                                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                                               ------------   --------------   ------------   --------------
QVC-US.......................................      10.3%           10.3%            8.2%            8.2%
QVC-UK.......................................       6.2%            7.6%            4.6%            9.7%
QVC-Germany..................................       2.7%            3.1%            1.6%            6.1%
QVC-Japan....................................      24.4%           32.5%           22.4%           33.0%

    QVC's gross profit percentage increased 50 and 30 basis points during the three and six months ending June 30, 2006, respectively, as compared to the corresponding prior year periods. The increases for both periods are primarily due to lower inventory obsolescence provisions and to a lesser extent, higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 6.2% and 3.9% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.5% for the three months ended June 30, 2006 from 8.8% for the comparable period in 2005 and decreased to 8.4% from 8.8% for the six-month period. As a percentage of net revenue, commissions and license fees decreased due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commission and license fee expense decreased as a percentage of net revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In the first quarter of 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. The bad debt provision decreased as a percentage of net revenue in both periods due to lower write-offs on the Company's private label credit card. As a percent of net revenue, order processing and customer service expenses decreased in both periods due to increased Internet sales, the higher ASP and efficiencies in call staffing. Telecommunications expense and credit card processing fees remained consistent as a percent of net revenue in 2006 as compared to 2005.

    QVC's SG&A expenses, which include personnel, information technology, marketing and advertising expenses, were relatively flat for the three and six months ended June 30, 2006, as compared to the corresponding prior year periods.

    SEG. Historically, SEG has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In 2004 and 2005, SEG launched, via the Internet, Starz Ticket and Vongo which are comprised of a stream of the Starz channel and other movie and entertainment content on an on-demand basis. Starz Ticket and Vongo are each offered on a subscription basis, and in addition, Vongo offers content on a pay-per-view basis. Notwithstanding the launches of these new services, substantially all of SEG's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of SEG's affiliation agreements provide for payments to SEG based on the number of subscribers that receive SEG's services. SEG also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the six months ended June 30, 2006, 57.5% of SEG's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. SEG has entered into a new affiliation agreement with Echostar which expires in June 2009. SEG's affiliation agreement with DirecTV expired June 30, 2006, and SEG is currently in negotiations with DirecTV regarding a new agreement. Until a new agreement is consummated with DirecTV, SEG will recognize revenue from DirecTV on a cash basis.

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

    SEG's operating results are as follows:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Revenue.....................................................    $264        258        523        512
Operating expenses..........................................    (188)      (176)      (377)      (351)
SG&A expenses...............................................     (26)       (35)       (55)       (66)
                                                                ----       ----       ----       ----
  Operating cash flow.......................................      50         47         91         95
Depreciation and amortization...............................      (6)       (11)       (14)       (23)
                                                                ----       ----       ----       ----
  Operating income..........................................    $ 44         36         77         72
                                                                ====       ====       ====       ====

    SEG's revenue increased $6 million or 2.3% and $11 million or 2.1% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase is due to a $14 million increase resulting from growth in the average number of subscription units for SEG's services partially offset by an $8 million decrease due to a decrease in the effective rate for SEG's services. The six month increase is due to a $25 million increase resulting from growth in the average number of subscription units for SEG's services partially offset by a $14 million decrease due to a decrease in the effective rate for SEG's services.

    SEG's Starz movie service and its Encore movie service are the primary drivers of SEG's revenue. Starz average subscriptions increased 5.8% and 3.8% for the three and six months ended June 30, 2006, respectively, and Encore average subscriptions increased 8.3% and 7.4%. The effects of these increases in subscription units are somewhat mitigated by the fixed-rate affiliation agreements that SEG has entered into in recent years.

    At June 30, 2006, cable, DTH satellite, and other distribution media represented 67.2%, 31.3% and 1.5%, respectively, of SEG's total subscription units.

    SEG's operating expenses increased 6.8% and 7.4% for the three and six months ended June 30, 2006, respectively, due primarily to increases in programming costs, which increased from $167 million for the three months ended June 30, 2005 to $180 million in 2006 and from $332 million for the six months ended June 30, 2005 to $359 million in 2006. The increases in programming costs are due primarily to $16 million and $32 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

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

    SEG's SG&A expenses decreased 25.7% and 16.7% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These decreases are due primarily to lower sales and marketing expenses of $10 million and $13 million due to the elimination of certain marketing support commitments under the new Comcast affiliation agreement and less marketing activity with other affiliates, partially offset by marketing expenses related to the commercial launch of Vongo. SEG expects that over the course of 2006, additional marketing expenses for Vongo and its traditional services will exceed the benefits derived from lower marketing support requirements for Comcast, and that its full-year 2006 sales and marketing expenses may exceed those of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140." Statement No. 155, among other things, amends Statement No. 133, and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement No. 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. Under Statement No. 155, the Company may elect to account for its senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement No. 133. The Company is evaluating the impact of Statement No. 155 on its financial statements and has not yet made a determination as to what election it will make with respect to the accounting for its senior exchangeable derivatives.

    In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. While we have not completed our evaluation of the impact of FIN 48 on our financial statements, we believe that the application of FIN 48 will result in the derecognition of certain tax liabilities currently reflected in our consolidated balance sheet with a corresponding decrease to our accumulated deficit. We are unable to quantify the amount of these adjustments at this time.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 8, 2006 and
Part I, Item 3 of our Annual Report on Form 10-K filed on March 8, 2006. There have been no material developments in such legal proceedings during the three months ended June 30, 2006.

ITEM 6. EXHIBITS

    (a) Exhibits

               2       Agreement and Plan of Merger, dated April 6, 2006, by and
                         among the Registrant, Liberty Media Corporation and LMC
                         MergerSub, Inc. (incorporated by reference to
                         Exhibit 2.1 to Amendment No. 1 to the Registration
                         Statement on Form S-4 of Liberty Media Corporation, as
                         filed on April 6, 2006 (File No. 333-132452))
              31.1     Rule 13a-14(a)/15d-14(a) Certification.
              31.2     Rule 13a-14(a)/15d-14(a) Certification.
              31.3     Rule 13a-14(a)/15d-14(a) Certification.
              32       Section 1350 Certification

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA LLC

Date: August 9, 2006                                   By:            /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                                        Charles Y. Tanabe
                                                                    Senior Vice President and
                                                                         General Counsel

Date: August 9, 2006                                   By:            /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                                        David J.A. Flowers
                                                                      Senior Vice President
                                                                          and Treasurer
                                                                  (Principal Financial Officer)

Date: August 9, 2006                                   By:           /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                                       Christopher W. Shean
                                                               Senior Vice President and Controller
                                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

               2       Agreement and Plan of Merger, dated April 6, 2006, by and
                         among the Registrant, Liberty Media Corporation and LMC
                         MergerSub, Inc. (incorporated by reference to
                         Exhibit 2.1 to Amendment No. 1 to the Registration
                         Statement on Form S-4 of Liberty Media Corporation, as
                         filed on April 6, 2006 (File No. 333-132452))
              31.1     Rule 13a-14(a)/15d-14(a) Certification.
              31.2     Rule 13a-14(a)/15d-14(a) Certification.
              31.3     Rule 13a-14(a)/15d-14(a) Certification.
              32       Section 1350 Certification