Form 10-Q
period 2006-09-30
LIBERTY MEDIA LLC
filed 2006-11-07
CIK 1082114

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO

                   COMMISSION FILE NUMBER 000-16615

                            ------------------------

                               LIBERTY MEDIA LLC
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 20-5272297
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

           12300 LIBERTY BOULEVARD
             ENGLEWOOD, COLORADO                                   80112
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2006            2005
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 2,597          1,946
  Trade and other receivables, net..........................        1,188          1,106
  Inventory, net............................................          905            719
  Program rights............................................          559            599
  Derivative instruments (note 8)...........................          228            661
  Other current assets......................................          234            129
                                                                  -------         ------
    Total current assets....................................        5,711          5,160
                                                                  -------         ------
Investments in available-for-sale securities and other cost
  investments, including $1,877 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 6)..................................................       20,262         18,497
Long-term derivative instruments (note 8)...................        1,306          1,123
Investments in affiliates, accounted for using the equity
  method....................................................        1,825          1,908
Property and equipment, at cost.............................        1,935          1,726
Accumulated depreciation....................................         (665)          (595)
                                                                  -------         ------
                                                                    1,270          1,131
                                                                  -------         ------
Intangible assets not subject to amortization:
  Goodwill (note 7).........................................        7,796          6,953
  Trademarks................................................        2,466          2,385
                                                                  -------         ------
                                                                   10,262          9,338
                                                                  -------         ------
Intangible assets subject to amortization, net..............        4,036          4,028
Other assets, at cost, net of accumulated amortization......          950            767
                                                                  -------         ------
    Total assets............................................      $45,622         41,952
                                                                  =======         ======

                                                                     (continued)

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2006            2005
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $   595             516
  Accrued liabilities.......................................        1,145           1,150
  Derivative instruments (note 8)...........................        1,880           1,939
  Current portion of debt (note 9)..........................           19           1,379
  Other current liabilities.................................          174             302
                                                                  -------         -------
    Total current liabilities...............................        3,813           5,286
                                                                  -------         -------
Long-term debt (note 9).....................................        8,933           6,371
Long-term derivative instruments (note 8)...................        1,147           1,087
Deferred income tax liabilities.............................        9,669           8,728
Other liabilities...........................................        1,386           1,070
                                                                  -------         -------
    Total liabilities.......................................       24,948          22,542
                                                                  -------         -------
Minority interests in equity of subsidiaries................          288             290

Member's equity:
  Member's equity...........................................       29,065              --
  Note receivable from parent (note 10).....................         (738)             --
  Accumulated other comprehensive earnings, net of taxes....        4,815           3,421
  Accumulated deficit.......................................      (12,756)        (13,278)
  Preferred stock, $.01 par value. No shares issued at
    December 31, 2005.......................................           --              --
  Series A common stock, $.01 par value. Issued and
    outstanding 2,681,745,985 shares at December 31, 2005...           --              27
  Series B common stock, $.01 par value. Issued 131,062,825
    shares at December 31, 2005.............................           --               1
  Additional paid-in-capital................................           --          29,074
                                                                  -------         -------
                                                                   20,386          19,245
  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2005)................           --            (125)
                                                                  -------         -------
    Total member's equity...................................       20,386          19,120
                                                                  -------         -------
Commitments and contingencies (note 11)
    Total liabilities and member's equity...................      $45,622          41,952
                                                                  =======         =======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Revenue:
  Net sales from electronic retailing.......................   $1,693     1,475      5,016      4,418
  Communications and programming services...................      410       375      1,177      1,092
                                                               ------     -----      -----      -----
                                                                2,103     1,850      6,193      5,510
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales--electronic retailing services..............    1,063       942      3,117      2,778
  Operating.................................................      427       399      1,241      1,155
  Selling, general and administrative, including stock-based
    compensation (note 3)...................................      215       168        644        523
  Depreciation and amortization.............................      169       163        502        487
                                                               ------     -----      -----      -----
                                                                1,874     1,672      5,504      4,943
                                                               ------     -----      -----      -----
    Operating income........................................      229       178        689        567

Other income (expense):
  Interest expense..........................................     (177)     (149)      (485)      (444)
  Dividend and interest income--third party.................       72        56        169        121
  Interest income--related party (note 10)..................       10        --         11         --
  Share of earnings of affiliates, net......................        3         4         32         15
  Realized and unrealized gains (losses) on financial
    instruments, net (note 8)...............................      (73)     (332)        96        148
  Gains (losses) on dispositions of assets, net.............       25         1        352       (360)
  Nontemporary declines in fair value of investments........       (4)      (68)        (4)       (68)
  Other, net................................................       --        (5)        13        (35)
                                                               ------     -----      -----      -----
                                                                 (144)     (493)       184       (623)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................       85      (315)       873        (56)
Income tax benefit (expense)................................      (13)      233       (249)       110
Minority interests in earnings of subsidiaries..............       (3)       (5)       (13)       (28)
                                                               ------     -----      -----      -----
    Earnings (loss) from continuing operations..............       69       (87)       611         26
Earnings (loss) from discontinued operations, net of taxes
  (note 5)..................................................       --        (7)        --         27
Cumulative effect of accounting change, net of taxes (note
  3)........................................................       --        --        (89)        --
                                                               ------     -----      -----      -----
    Net earnings (loss).....................................   $   69       (94)       522         53
                                                               ======     =====      =====      =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings (loss).........................................    $ 69        (94)       522          53
                                                                ----       ----      -----      ------
Other comprehensive earnings (loss), net of taxes:
    Foreign currency translation adjustments................     (11)       (10)        68          21
    Recognition of previously unrealized foreign currency
      translation losses....................................      --         --         --         312
    Unrealized holding gains (losses) arising during the
      period................................................     449        159      1,351      (1,149)
    Recognition of previously unrealized losses (gains) on
      available-for-sale securities, net....................     (10)        41        (25)        (19)
    Reclass unrealized gain on available-for-sale security
      to equity method investment...........................      --       (197)        --        (197)
    Other comprehensive loss from discontinued operations...      --         --         --          (7)
                                                                ----       ----      -----      ------
    Other comprehensive earnings (loss).....................     428         (7)     1,394      (1,039)
                                                                ----       ----      -----      ------
Comprehensive earnings (loss)...............................    $497       (101)     1,916        (986)
                                                                ====       ====      =====      ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 4)
Cash flows from operating activities:
  Net earnings..............................................  $   522         53
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Earnings from discontinued operations...................       --        (27)
    Cumulative effect of accounting change..................       89         --
    Depreciation and amortization...........................      502        487
    Stock-based compensation................................       49         32
    Payments of stock-based compensation....................     (109)       (96)
    Noncash interest expense, net...........................       70         75
    Share of earnings of affiliates, net....................      (32)       (15)
    Realized and unrealized gains on financial instruments,
     net....................................................      (96)      (148)
    Losses (gains) on disposition of assets, net............     (352)       360
    Nontemporary declines in fair value of investments......        4         68
    Minority interests in earnings of subsidiaries..........       13         28
    Intercompany tax allocation.............................        4         --
    Deferred income tax benefit.............................      (99)      (304)
    Other noncash charges, net..............................       31         86
    Changes in operating assets and liabilities, net of the
     effects of acquisitions:
      Current assets........................................     (215)      (107)
      Payables and other current liabilities................      266        103
                                                              -------     ------
        Net cash provided by operating activities...........      647        595
                                                              -------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      925         54
  Premium proceeds from origination of derivatives..........       58        437
  Net proceeds from settlement of derivatives...............      330        318
  Cash paid for acquisitions, net of cash acquired..........     (866)        (5)
  Capital expended for property and equipment...............     (234)      (158)
  Net sales (purchases) of short term investments...........       12        (73)
  Investments in and loans to cost and equity investees.....     (178)        --
  Repurchases of subsidiary common stock....................     (317)       (62)
  Other investing activities, net...........................       --         (7)
                                                              -------     ------
        Net cash provided (used) by investing activities....     (270)       504
                                                              -------     ------
Cash flows from financing activities:
  Borrowings of debt........................................    2,377        861
  Repayments of debt........................................   (1,383)    (1,459)
  Cash transfers to parent, net.............................     (731)        --
  Other financing activities, net...........................       --         62
                                                              -------     ------
        Net cash provided (used) by financing activities....      263       (536)
                                                              -------     ------
Effect of foreign currency exchange rates on cash...........       11        (35)
                                                              -------     ------
Net cash provided to discontinued operations (revised, see
  note 4):
  Cash provided by operating activities.....................       --         31
  Cash used by investing activities.........................       --        (47)
  Cash provided by financing activities.....................       --         --
  Change in available cash held by discontinued
    operations..............................................       --       (190)
                                                              -------     ------
        Net cash provided to discontinued operations........       --       (206)
                                                              -------     ------
        Net increase in cash and cash equivalents...........      651        322
        Cash and cash equivalents at beginning of period....    1,946      1,387
                                                              -------     ------
        Cash and cash equivalents at end of period..........  $ 2,597      1,709
                                                              =======     ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                    NOTE       ACCUMULATED
                                                 RECEIVABLE       OTHER                                      COMMON STOCK
                                     MEMBER'S       FROM      COMPREHENSIVE   ACCUMULATED    PREFERRED   ---------------------
                                      EQUITY       PARENT       EARNINGS        DEFICIT        STOCK     SERIES A    SERIES B
                                     ---------   ----------   -------------   ------------   ---------   ---------   ---------
                                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2006.........   $    --         --          3,421         (13,278)           --        27            1
  Net earnings.....................        --         --             --             522            --        --           --
  Other comprehensive earnings.....        --         --          1,394              --            --        --           --
  Issuance of common stock upon
    exercise of stock options......        --         --             --              --            --        --           --
  Restructuring (note 1)...........    28,975         --             --              --            --       (27)          (1)
  Contribution from parent for
    acquisition....................        36         --             --              --            --        --           --
  Cash transfers to parent, net....        --       (731)            --              --            --        --           --
  Intercompany interest income.....        --        (11)            --              --            --        --           --
  Intercompany tax allocation......        --          4             --              --            --        --           --
  Stock compensation...............        51         --             --              --            --        --           --
  Other............................         3         --             --              --            --        --           --
                                      -------       ----          -----         -------      --------       ---      ---------
Balance at September 30, 2006......   $29,065       (738)         4,815         (12,756)           --        --           --
                                      =======       ====          =====         =======      ========       ===      =========


                                     ADDITIONAL                TOTAL
                                      PAID-IN     TREASURY   MEMBER'S
                                      CAPITAL      STOCK      EQUITY
                                     ----------   --------   ---------
                                            AMOUNTS IN MILLIONS
Balance at January 1, 2006.........    29,074       (125)     19,120
  Net earnings.....................        --         --         522
  Other comprehensive earnings.....        --         --       1,394
  Issuance of common stock upon
    exercise of stock options......         3         --           3
  Restructuring (note 1)...........   (29,072)       125          --
  Contribution from parent for
    acquisition....................        --         --          36
  Cash transfers to parent, net....        --         --        (731)
  Intercompany interest income.....        --         --         (11)
  Intercompany tax allocation......        --         --           4
  Stock compensation...............        --         --          51
  Other............................        (5)        --          (2)
                                      -------       ----      ------
Balance at September 30, 2006......        --         --      20,386
                                      =======       ====      ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

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

    Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that Liberty uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on its condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

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

(3) STOCK-BASED COMPENSATION

    Certain employees of the Company hold options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of New Liberty Capital Series A and Series B common stock and New Liberty Interactive Series A and Series B common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, New Liberty issues new shares from its authorized, but unissued shares. QVC has granted combination stock options/SARS ("QVC Awards") to certain of its employees. If the employee elected the SAR feature, the participant received 75% of the value of the QVC Award. The QVC Awards vested over 4-5 years and expired 10 years from the date of grant. As further described below, in the third quarter of 2006 the QVC Awards were exchanged for cash or other stock-based compensation Awards.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

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

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, net of related income taxes. Under Statement 123R, the QVC Awards were required to be bifurcated into a liability award and an equity award. Previously, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. Also, in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of December 31, 2005 of $24 million against additional paid-in capital. Compensation expense related to restricted shares granted to certain officers and employees of the Company continues to be recorded as such stock vests.

    New Liberty has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. New Liberty has calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded New Liberty options with a similar term (generally 20%--21%). New Liberty uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. Historically, the QVC Awards were valued using the Black-Scholes Model. The volatility used in the calculation was based on a benchmark study of the volatility of public companies similar to QVC of 42%.

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  September 30, 2006........................................    $(4)
  September 30, 2005........................................    $15
Nine months ended:
  September 30, 2006........................................    $49
  September 30, 2005........................................    $32

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    As of September 30, 2006, the total compensation cost related to unvested New Liberty equity awards was approximately $65 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

    LIBERTY AWARDS

    Subsequent to the Restructuring, New Liberty granted 9,455,922 options to purchase Series A Interactive Group stock to officers and employees of certain of its subsidiaries. Such options had an estimated grant-date fair value of $4.88 per share. Prior to the Restructuring, New Liberty granted 2,623,275 options to purchase shares of Liberty Series A common stock to certain of its officers, employees and directors. Such options had an estimated grant-date fair value of $2.28 per share. During the nine months ended September 30, 2005, Liberty granted 3,689,250 Liberty Series A options and 1,800,000 Liberty
Series B options to certain of its officers, employees and directors. Such options had an estimated weighted-average grant-date fair value of $2.34 per share and $3.43 per share, respectively.

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase New Liberty common stock granted to certain officers, employees and directors of the Company.

                                                              LIBERTY                LIBERTY
                                                             SERIES A               SERIES B
                                                              COMMON                 COMMON
                                                               STOCK       WAEP       STOCK       WAEP
                                                             ---------   --------   ---------   --------
                                                                   NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.............................    51,729     $ 9.23      29,965     $10.92
  Granted..................................................     2,623     $ 8.28          --
  Exercised................................................    (6,659)    $ 0.73          --
  Canceled.................................................      (117)    $18.69          --
  Converted to New Liberty Capital and New Liberty
    Interactive............................................   (47,576)    $10.34     (29,965)    $10.92
                                                              -------                -------
Outstanding at September 30, 2006..........................        --                     --
                                                              =======                =======

                                                            NEW                    NEW
                                                          LIBERTY                LIBERTY
                                                          CAPITAL                CAPITAL
                                                         SERIES A               SERIES B
                                                          COMMON                 COMMON
                                                           STOCK       WAEP       STOCK       WAEP
                                                         ---------   --------   ---------   --------
                                                               NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006.........................       --                     --
  Converted from Liberty Series A and Series B.........    2,378     $ 94.62      1,498     $101.37
  Granted..............................................       --                     --
  Exercised............................................      (22)    $ 48.13         --
  Canceled.............................................       (8)    $382.11         --
                                                           -----                  -----
Outstanding at September 30, 2006......................    2,348     $ 93.50      1,498     $101.37
                                                           =====                  =====
Exercisable at September 30, 2006......................    1,658     $100.48      1,438     $102.03
                                                           =====                  =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

                                                              NEW                      NEW
                                                            LIBERTY                  LIBERTY
                                                          INTERACTIVE              INTERACTIVE
                                                           SERIES A                 SERIES B
                                                            COMMON                   COMMON
                                                             STOCK        WAEP        STOCK        WAEP
                                                          -----------   --------   -----------   --------
                                                                  NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006..........................        --                       --
  Converted from Liberty Series A and Series B..........    11,889       $21.48       7,491       $23.41
  Granted...............................................     9,456       $17.77          --
  Exercised.............................................      (107)      $10.97          --
  Canceled..............................................       (40)      $86.66          --
                                                            ------                    -----
Outstanding at September 30, 2006.......................    21,198       $19.68       7,491       $23.41
                                                            ======                    =====
Exercisable at September 30, 2006.......................     8,294       $22.80       7,191       $23.56
                                                            ======                    =====

    The aggregate intrinsic value of all options exercised during the nine months ended September 30, 2006 and 2005 was $51 million and $107 million, respectively.

    The following table provides additional information about outstanding options to purchase New Liberty Capital Series A common stock at September 30, 2006.

                                                           WEIGHTED
         NO. OF              RANGE OF        WAEP OF       AVERAGE      AGGREGATE     NO. OF        WAEP OF     AGGREGATE
       OUTSTANDING           EXERCISE      OUTSTANDING    REMAINING     INTRINSIC   EXERCISABLE   EXERCISABLE   INTRINSIC
         OPTIONS              PRICES         OPTIONS         LIFE         VALUE       OPTIONS       OPTIONS       VALUE
  ---------------------   --------------   -----------   ------------   ---------   -----------   -----------   ---------
         (000'S)                                                         (000'S)      (000'S)                    (000'S)
              15          $24.00-$35.00      $ 27.94       0.7 years     $  823           15        $ 27.94      $  823
           1,164          $35.00-$85.00      $ 76.55       6.3 years      8,171          474        $ 76.29       3,453
           1,136          $85.00-$115.00     $100.70       4.3 years         --        1,136        $100.70          --
              33             >$300.00        $467.84       4.5 years         --           33        $467.84          --
  --------------                                                         ------        -----                     ------
           2,348                                                         $8,994        1,658                     $4,276
  ==============                                                         ======        =====                     ======

    The following table provides additional information about outstanding options to purchase New Liberty Interactive Series A common stock at September 30, 2006.

                                                           WEIGHTED
         NO. OF              RANGE OF        WAEP OF       AVERAGE      AGGREGATE     NO. OF        WAEP OF     AGGREGATE
       OUTSTANDING           EXERCISE      OUTSTANDING    REMAINING     INTRINSIC   EXERCISABLE   EXERCISABLE   INTRINSIC
         OPTIONS              PRICES         OPTIONS         LIFE         VALUE       OPTIONS       OPTIONS       VALUE
  ---------------------   --------------   -----------   ------------   ---------   -----------   -----------   ---------
         (000'S)                                                         (000'S)      (000'S)                    (000'S)
              76           $4.00-$10.00      $  6.30     0.7 years       $ 1,063          76        $  6.30      $1,063
          15,407          $10.00-$20.00      $ 17.64     6.6 years        42,282       2,503        $ 17.43       7,393
           5,548          $20.00-$26.00      $ 22.94     4.3 years            --       5,548        $ 22.94          --
             167             >$65.00         $106.21     4.5 years            --         167        $106.21          --
  --------------                                                         -------       -----                     ------
          21,198                                                         $43,345       8,294                     $8,456
  ==============                                                         =======       =====                     ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of New Liberty common stock held by certain officers and employees of the Company.

                                                              NEW                     NEW
                                                            LIBERTY                 LIBERTY
                                                            CAPITAL               INTERACTIVE
                                                           SERIES A                SERIES A
                                                            COMMON                  COMMON
                                                             STOCK       WAFV        STOCK        WAFV
                                                           ---------   --------   -----------   --------
                                                                  NUMBERS OF SHARES IN THOUSANDS
Outstanding at September 30, 2006........................     129       $87.97        648        $22.55
                                                              ===                     ===

    The aggregate fair value of all restricted shares of Liberty common stock that vested during the nine months ended September 30, 2006 and 2005 aggregated $30.4 million and $29.8 million, respectively.

    QVC AWARDS

    On August 14, 2006, QVC offered to exchange New Liberty Interactive Share Units, as defined below, for all outstanding unvested QVC Awards as of September 30, 2006 (the "Exchange Offer"). At the time of the Exchange Offer, there were 150,234 outstanding options to purchase QVC common stock. Of those outstanding options, 70,168 were vested and exercisable and 80,066 were unvested. Each holder of unvested QVC options who accepted the Exchange Offer received Liberty Interactive Share Units in an amount equal to the in-the-money value of the exchanged QVC options divided by the closing market price of Liberty Interactive Series A common stock on the trading day preceding commencement of the Exchange Offer. New Liberty Interactive Share Units vest on the same vesting schedule as the unvested QVC Awards and represent the right to receive a cash payment equal to the value of New Liberty Interactive common stock on the vesting date. All unvested QVC Awards were exchanged for approximately 2,348,000 Liberty Interactive Share Units. Liberty accounted for the Exchange Offer as a settlement of the outstanding unvested QVC Awards. The difference between the fair value of the Liberty Interactive Share Units and the fair value of unvested QVC Awards has been reflected as a reduction to stock-based compensation in the accompanying condensed consolidated statement of operations.

    Also on August 14, 2006, a subsidiary of Liberty offered to purchase for cash all outstanding shares of QVC common stock owned by officers and employees of QVC and all vested QVC Awards (the "Tender Offer"). Officers and employees of QVC owned 54,973 shares or 1.09% of QVC common stock at the time of the Tender Offer. The Exchange Offer and the Tender Offer both expired on September 30, 2006. All vested QVC Awards and 49,575 outstanding shares of QVC common stock were tendered as of September 30, 2006 resulting in cash payments aggregating approximately $258 million. The remaining 5,398 shares of QVC common stock were redeemed subsequent to September 30, 2006 for additional aggregate cash payments of approximately $17 million. Liberty accounted for the cash paid for the outstanding shares of QVC common stock as the acquisition of a minority interest. The difference between the cash paid and the carrying value of the minority interest was allocated to intangible assets using a purchase accounting model. The cash paid for vested options exceeded the carrying value of the related liability. Such excess has been reflected as a reduction to stock-based compensation in the accompanying condensed consolidated statement of operations. The

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

aggregate credit to stock-based compensation for the Exchange Offer and the Tender Offer was $24 million. Subsequent to the completion of the foregoing transactions, Liberty owns 100% of the equity of QVC.

    PRO FORMA DISCLOSURE

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to its Awards pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Company's Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the intrinsic value of the options at the balance sheet date. The Company accounted for QVC stock options using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion
No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                               THREE MONTHS     NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2005             2005
                                                              --------------   --------------
                                                                    AMOUNTS IN MILLIONS
Earnings (loss) from continuing operations..................      $ (87)               26
  Add stock-based compensation as determined under the
    intrinsic value method, net of taxes....................          1                 3
  Deduct stock-based compensation as determined under the
    fair value method, net of taxes.........................        (29)              (46)
                                                                  -----               ---
Pro forma loss from continuing operations...................      $(115)              (17)
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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    CASH PAID FOR ACQUISITIONS

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $1,499       18
  Net liabilities assumed...................................     (239)      --
  Deferred tax liabilities..................................      (52)      --
  Minority interest.........................................      (71)     (13)
  Exchange of cost investment...............................     (235)      --
  Issuance of New Liberty equity............................      (36)      --
                                                               ------      ---
    Cash paid for acquisitions, net of cash acquired........   $  866        5
                                                               ======      ===

(5) DISCONTINUED OPERATIONS

    SPIN OFF OF DISCOVERY HOLDING COMPANY ("DHC")

    On July 21, 2005, Liberty completed the spin-off (the "DHC Spin Off") of a newly formed subsidiary, Discovery Holding Company. DHC's assets were comprised of Liberty's 100% ownership interest in Ascent Media Group, LLC ("Ascent Media"), Liberty's 50% ownership interest in Discovery Communications, Inc. ("Discovery") and $200 million in cash. In connection with the DHC Spin Off, holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and
0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Upon completion of this transaction, DHC became a separate publicly traded company. This transaction has been accounted for at historical cost due to the pro rata nature of the distribution.

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

    Certain income statement components of DHC, which are included in the determination of earnings from discontinued operations for the nine months ended September 30, 2005, are as follows (amounts in millions):

Revenue.....................................................    $390
Earnings before income taxes................................    $ 36

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Certain asset and liability amounts included in the spin off of DHC on July 21, 2005 are as follows (amounts in millions):

Investment in Discovery.....................................  $ 2,982
Goodwill....................................................  $ 2,135
Deferred tax liabilities....................................  $(1,060)

    PROPOSED SALE OF OPENTV

    Subsequent to September 30, 2006, Liberty entered into a stock purchase agreement to sell its controlling interest in OpenTV to an unrelated third party for aggregate cash consideration of approximately $113 million (net of a $20 million payment to OpenTV). Liberty will report OpenTV as discontinued operations beginning in the fourth quarter of 2006.

(6) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2006            2005
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
IAC/InterActiveCorp.................................      $ 1,991          1,960
News Corporation....................................       10,259          8,171
Time Warner Inc.(1).................................        3,121          2,985
Sprint Nextel Corporation(2)........................        1,499          2,162
Motorola, Inc.(3)...................................        1,850          1,672
Other available-for-sale equity securities(4).......        1,114          1,088
Other available-for-sale debt securities(5).........          427            389
Other cost investments and related receivables......           34             79
                                                          -------         ------
                                                           20,295         18,506
  Less short-term investments.......................          (33)            (9)
                                                          -------         ------
                                                          $20,262         18,497
                                                          =======         ======

------------------------

(1) Includes $165 million and $158 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(2) Includes $155 million and $94 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(3) Includes $1,298 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(4) Includes $259 million and $156 million of shares pledged as collateral for share borrowing arrangements at September 30, 2006 and December 31, 2005, respectively.

(5) At September 30, 2006, other available-for-sale debt securities include $386 million of investments in third-party marketable debt securities held by Liberty parent and $41 million of such securities

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $371 million and $18 million, respectively.

    UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                                            SEPTEMBER 30, 2006         DECEMBER 31, 2005
                                                          -----------------------   -----------------------
                                                            EQUITY        DEBT        EQUITY        DEBT
                                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                                          ----------   ----------   ----------   ----------
                                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........................    $7,613            --       5,459         17
Gross unrealized holding losses.........................    $  (24)           --         (27)        --

    The aggregate fair value of securities with unrealized holding losses at September 30, 2006 was $289 million. None of these securities had unrealized losses for more than 12 continuous months.

(7) INTANGIBLE ASSETS

    GOODWILL

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

                                                                       STARZ
                                                    QVC, INC.    ENTERTAINMENT, LLC    OTHER      TOTAL
                                                    ----------   ------------------   --------   --------
                                                                     AMOUNTS IN MILLIONS
Balance at January 1, 2006........................    $4,057           1,383           1,513      6,953
  Acquisitions(1).................................         4              --             849        853
  Disposition(2)..................................        --              --            (124)      (124)
  Foreign currency translation....................        38              --              --         38
  Other(3)........................................        87             (12)              1         76
                                                      ------           -----           -----      -----
Balance at September 30, 2006.....................    $4,186           1,371           2,239      7,796
                                                      ======           =====           =====      =====

------------------------

(1) During the nine months ended September 30, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of controlling interests in Provide Commerce, Inc., FUN Technologies, Inc., BuySeasons, Inc. and IDT Entertainment, Inc., for aggregate cash consideration of $866 million, net of cash acquired. In connection with these acquisitions, Liberty recorded goodwill of $853 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process.

(2) During the second quarter of 2006, the Company sold its 50% interest in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

(3) Other activity for QVC, Inc. ("QVC") represents Liberty's acquisition of shares of QVC common stock held by employees and officers of QVC. Amounts recorded as goodwill represent the difference between the price paid for such minority interest and the carrying amount of the minority interest less amounts allocated to other intangible assets. Such allocations are subject to adjustment pending completion of the Company's allocation process.

    AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $366 million and $356 million for the nine months ended September 30, 2006 and 2005, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2006...........................................    $123
2007........................................................    $470
2008........................................................    $431
2009........................................................    $384
2010........................................................    $361

(8) DERIVATIVE INSTRUMENTS

    The Company's derivative instruments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
TYPE OF DERIVATIVE                                         2006            2005
------------------                                    --------------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars....................................      $1,286           1,568
  Put spread collars................................          --             133
  Other.............................................         248              83
                                                          ------          ------
                                                           1,534           1,784
  Less current portion..............................        (228)           (661)
                                                          ------          ------
                                                          $1,306           1,123
                                                          ======          ======
LIABILITIES
  Borrowed shares...................................      $1,877           1,581
  Exchangeable debenture call option obligations....         858             927
  Put options.......................................          --             342
  Equity collars....................................         278             160
  Other.............................................          14              16
                                                          ------          ------
                                                           3,027           3,026
  Less current portion..............................      (1,880)         (1,939)
                                                          ------          ------
                                                          $1,147           1,087
                                                          ======          ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Exchangeable debenture call option obligations..............    $ 69        114
Equity collars..............................................     147        238
Put options.................................................      (9)       (47)
Borrowed shares.............................................    (198)      (175)
Other derivatives...........................................      87         18
                                                                ----       ----
                                                                $ 96        148
                                                                ====       ====

(9) LONG-TERM DEBT

    Debt is summarized as follows:

                                                          OUTSTANDING             CARRYING VALUE
                                                           PRINCIPAL      ------------------------------
                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2006             2006            2005
                                                         --------------   --------------   -------------
                                                                       AMOUNTS IN MILLIONS
Senior notes and debentures
  3.5% Senior Notes due 2006...........................     $    --               --             121
  Floating Rate Senior Notes due 2006..................          --               --           1,247
  7.875% Senior Notes due 2009.........................         670              667             666
  7.75% Senior Notes due 2009..........................         234              234             235
  5.7% Senior Notes due 2013...........................         802              800             800
  8.5% Senior Debentures due 2029......................         500              495             495
  8.25% Senior Debentures due 2030.....................         902              895             895
Senior exchangeable debentures
  4% Senior Exchangeable Debentures due 2029...........         869              254             251
  3.75% Senior Exchangeable Debentures due 2030........         810              233             231
  3.5% Senior Exchangeable Debentures due 2031.........         600              237             235
  3.25% Senior Exchangeable Debentures due 2031........         551              118             117
  0.75% Senior Exchangeable Debentures due 2023........       1,750            1,615           1,552
QVC bank credit facility...............................       3,175            3,175             800
Other subsidiary debt..................................         229              229             105
                                                            -------           ------          ------
Total debt.............................................     $11,092            8,952           7,750
                                                            =======
  Less current maturities..............................                          (19)         (1,379)
                                                                              ------          ------
Total long-term debt...................................                       $8,933           6,371
                                                                              ======          ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    QVC BANK CREDIT FACILITY

    Effective May 20, 2005, QVC entered into an unsecured $2 billion bank credit facility. In March 2006, such facility was refinanced with a new unsecured
$3.5 billion bank credit facility (the "March 2006 Credit Agreement"). The
March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest, at the option of QVC, at LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the March 2006 Credit Agreement, plus an applicable margin. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    On October 4, 2006, QVC entered into a new credit agreement (the
"October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan to be made upon closing, which occurred on October 13, 2006, and $950 million of delayed draw term loans to be made after closing from time to time upon the request of QVC. The delayed draw term loans are available until September 30, 2007 and are subject to reductions in the principal amount available starting on March 31, 2007. The loans will bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Wachovia Bank, N.A. from time to time. The loans are scheduled to mature on October 4, 2011.

    On October 4, 2006, QVC also entered into an Amendment, which amends the March 2006 Credit Agreement (such Amendment, the "Amendment"). The Amendment conforms the interest rate for loans under the March 2006 Credit Agreement to match the interest rate for loans under the October 2006 Credit Agreement, and amends certain restrictions on the incurrence of indebtedness and affiliate transactions to match those in the October 2006 Credit Agreement.

    OTHER SUBSIDIARY DEBT

    Other subsidiary debt at September 30, 2006, is comprised of capitalized satellite transponder lease obligations and bank debt of Starz Media.

    FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities at September 30, 2006 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $1,698
Senior debentures...........................................   $1,422
Senior exchangeable debentures, including call option
  obligation................................................   $4,115

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at September 30, 2006.

(10) RELATED PARTY TRANSACTIONS

    The Company has made interest bearing cash advances to New Liberty. Such advances aggregated $738 million as of September 30, 2006. Interest, which accrues daily at 3-month LIBOR (6.78% at September 30, 2006), aggregated
$11 million for the period from the Restructuring to September 30, 2006.

(11) COMMITMENTS AND CONTINGENCIES

    FILM RIGHTS

    Starz Entertainment, LLC, ("Starz Entertainment") a wholly-owned subsidiary of Liberty, provides video programming distributed via the Internet and by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2006 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2006 is payable as follows:
$96 million in 2006, $28 million in 2007 and $16 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2006. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $45 million in 2006; $606 million in 2007; $99 million in 2008; $93 million in 2009;
$88 million in 2010; and $98 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios through 2006. Films are generally available to Starz Entertainment for exhibition 10--12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

extend its contract, Starz Entertainment would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2006, Liberty's guarantee for obligations for films released by such date aggregated $716 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

    INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,090 million in cumulative interest expense associated with the exchangeable debentures since the Company's split-off from AT&T. Of that amount, $612 million represents cash interest payments. Interest deducted in

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

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

    OTHER

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was recorded during the nine months ended September 30, 2006.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

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

    For the nine months ended September 30, 2006, Liberty has identified the following businesses as its reportable segments:

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - Starz Entertainment--consolidated subsidiary that provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    PERFORMANCE MEASURES

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                                  2006                   2005
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                                       FLOW                   FLOW
                                                          REVENUE    (DEFICIT)   REVENUE    (DEFICIT)
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
QVC.....................................................   $4,838      1,099      4,418         953
Starz Entertainment.....................................      776        136        757         142
Corporate and Other.....................................      579          5        335          (9)
                                                           ------      -----      -----       -----
                                                           $6,193      1,240      5,510       1,086
                                                           ======      =====      =====       =====

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                                  2006                   2005
                                                          --------------------   --------------------
                                                                     OPERATING              OPERATING
                                                                       CASH                   CASH
                                                                       FLOW                   FLOW
                                                          REVENUE    (DEFICIT)   REVENUE    (DEFICIT)
                                                          --------   ---------   --------   ---------
                                                                      AMOUNTS IN MILLIONS
QVC.....................................................   $1,653       366       1,475        306
Starz Entertainment.....................................      253        45         245         47
Corporate and Other.....................................      197       (17)        130          3
                                                           ------       ---       -----        ---
                                                           $2,103       394       1,850        356
                                                           ======       ===       =====        ===

    OTHER INFORMATION

                                                                       SEPTEMBER 30, 2006
                                                              -------------------------------------
                                                                         INVESTMENTS
                                                               TOTAL         IN          CAPITAL
                                                               ASSETS    AFFILIATES    EXPENDITURES
                                                              --------   -----------   ------------
                                                                       AMOUNTS IN MILLIONS
QVC.........................................................  $18,155         101          167
Starz Entertainment.........................................    2,907          46            4
Corporate and Other.........................................   28,943       1,678           63
Intercompany elimination....................................   (4,383)         --           --
                                                              -------       -----          ---
                                                              $45,622       1,825          234
                                                              =======       =====          ===

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                               SEPTEMBER 30, 2006

                                  (UNAUDITED)

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................    $394        356      1,240      1,086
Stock-based compensation....................................       4        (15)       (49)       (32)
Depreciation and amortization...............................    (169)      (163)      (502)      (487)
Interest expense............................................    (177)      (149)      (485)      (444)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     (73)      (332)        96        148
Gains (losses) on dispositions of assets, net...............      25          1        352       (360)
Other, net..................................................      81        (13)       221         33
                                                                ----       ----      -----      -----
  Earnings (loss) from continuing operations before income
    taxes and minority interests............................    $ 85       (315)       873        (56)
                                                                ====       ====      =====      =====

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and Starz Entertainment, anticipated programming and marketing costs at Starz Entertainment, projected uses of cash for the remainder of 2006, the primary funding sources for Liberty's investing and financing activities for the remainder of 2006, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

OVERVIEW

    We are a holding company that owns controlling and noncontrolling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC and Starz Entertainment. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs and via the Internet through its domestic and international websites. Starz Entertainment provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., FUN Technologies, Inc., TruePosition, Inc., Starz Media, LLC, BuySeasons, Inc., On Command Corporation and OpenTV Corp. Provide, which we acquired on February 9, 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. FUN, in which we acquired a 55% common stock interest on March 10, 2006, operates websites that offer casual gaming, sports information and fantasy sports services. TruePosition provides equipment and technology that deliver location-based services to wireless users. Starz Media, which we acquired in the third quarter of 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. BuySeasons, which we acquired on August 23, 2006, operates BuyCostumes.com, an online-only retailer of costumes and accessories, catering to Halloween enthusiasts, theatre groups, performers, children and adults. On Command provides in-room, on-demand video entertainment and information services to hotels, motels and resorts primarily in the United States. OpenTV provides interactive television solutions, including operating middleware, web browser software, interactive applications, and consulting and support services.

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

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
REVENUE
  QVC.......................................................   $1,653     1,475      4,838      4,418
  Starz Entertainment.......................................      253       245        776        757
    Corporate and Other.....................................      197       130        579        335
                                                               ------     -----      -----      -----
      Consolidated revenue..................................   $2,103     1,850      6,193      5,510
                                                               ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  QVC.......................................................   $  366       306      1,099        953
  Starz Entertainment.......................................       45        47        136        142
  Corporate and Other.......................................      (17)        3          5         (9)
                                                               ------     -----      -----      -----
      Consolidated operating cash flow......................   $  394       356      1,240      1,086
                                                               ======     =====      =====      =====
OPERATING INCOME (LOSS)
  QVC.......................................................   $  257       179        711        572
  Starz Entertainment.......................................       40        35        117        107
  Corporate and Other.......................................      (68)      (36)      (139)      (112)
                                                               ------     -----      -----      -----
      Consolidated operating income.........................   $  229       178        689        567
                                                               ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $253 million or 13.7% and $683 million or 12.4% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $178 million or 12.1% and $420 million or 9.5% increases for QVC and $32 million and $170 million attributable to Provide, which we acquired in February 2006. In addition, FUN provided $13 million and $26 million of revenue for the three and nine months ended September 30, 2006; and Starz Media and BuySeasons provided $23 million and $9 million of revenue since their respective acquisition in the third quarter of 2006. See below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

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

    Consolidated Operating Cash Flow increased $38 million or 10.7% and
$154 million or 14.2% during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are due primarily to $60 million or 19.6% and $146 million or 15.3% increases in QVC's operating cash flow resulting from higher revenue both domestically and internationally and $20 million generated by Provide for the nine month period. These increases were partially offset by an operating cash flow deficit of $16 million for Starz Media, which we acquired in the third quarter.

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

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes, which primarily reflects the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $49 million of stock compensation expense for the nine months ended September 30, 2006 (net of the $24 million credit resulting from the Exchange Offer and the Tender Offer), compared with $32 million for the comparable period in 2005. As of September 30, 2006, the total compensation cost related to unvested New Liberty equity awards was approximately $65 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately
2 years.

    OPERATING INCOME. Consolidated operating income increased $51 million or 28.7% and $122 million or 21.5% for the three and nine months ended
September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are the net effect of an increase in operating income for QVC and operating income generated by Provide, partially offset by operating losses generated by Starz Media and FUN and an increase in corporate stock option expense due to the adoption of Statement 123R.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Consolidated interest expense increased 18.8% and 9.2% for the three and nine months ended September 30, 2006 and 2005, respectively. Such increases are primarily due to increased borrowings on the March 2006 Credit Agreement, partially offset by decreases from retirements of our publicly-traded debt.

    DIVIDEND AND INTEREST INCOME.  Dividend and interest income was
$169 million and $121 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income increased in 2006 due to higher invested cash balances. Interest and dividend income for the nine months ended
September 30, 2006 was comprised of interest income earned on invested cash ($57 million), dividends on News Corp. common stock ($57 million), dividends on other AFS securities ($14 million), and other ($12 million).

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Exchangeable debenture call option obligations..............    $ 69        114
Equity collars..............................................     147        238
Put options.................................................      (9)       (47)
Borrowed shares.............................................    (198)      (175)
Other derivatives...........................................      87         18
                                                                ----       ----
                                                                $ 96        148
                                                                ====       ====

    GAINS (LOSSES) ON DISPOSITIONS. We recognized gains on dispositions of $352 million for the nine months ended September 30, 2006 and losses on dispositions of $360 million in 2005. Our 2006 gains relate to the sale of our 50% interest in Court TV ($303 million, including $124 million of allocated goodwill) and dispositions of certain AFS securities. In the first quarter of 2005, we disposed of our interests in certain investments and recognized
$488 million of foreign currency translation losses, before related income taxes, related to these two investments that were previously included in accumulated other comprehensive earnings (loss). These foreign currency losses were partially offset by gains on disposition of certain of our AFS securities and other assets. The foregoing gains or losses were calculated based upon the difference between the cost basis of the assets relinquished, as determined on an average cost basis, and the fair value of the assets received.

    INCOME TAXES. Our effective tax rate was 29.0% for nine months ended September 30, 2006. Such rate is less than the U.S. federal income tax rate of 35% due to a deferred tax benefit we recognized in the first quarter. Late in the first quarter of 2006, we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in the first quarter of 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. We recorded an additional deferred tax benefit ($29 million) for changes in our estimated state tax rate used to calculate our deferred tax liabilities. These benefits were partially offset by current tax expense ($43 million) on the gain on sale of Court TV for which we had higher book basis than tax basis. In addition, we recorded state ($22 million) and foreign ($20 million) tax expense.

    For the nine months ended September 30, 2005, we generated a pre-tax loss of $84 million and we recognized an income tax benefit of $110 million. In the third quarter of 2005, we assessed our weighted average state tax rate in connection with our spin off of DHC. As a result of this assessment, we decreased our state tax rate used in calculating the amount of our deferred tax liabilities and recognized a deferred income tax benefit of $131 million.

    NET EARNINGS. Our net earnings were $522 million and $53 million for nine months ended September 30, 2006 and 2005, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $27 million of earnings from discontinued operations in 2005.

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

    QVC's operating results are as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net revenue.................................................   $1,653     1,475       4,838      4,418
Cost of sales...............................................   (1,040)     (942)     (3,018)    (2,778)
                                                               ------     -----      ------     ------
  Gross profit..............................................      613       533       1,820      1,640
Operating expenses..........................................     (139)     (129)       (408)      (388)
SG&A expenses (excluding stock-based compensation)..........     (108)      (98)       (313)      (299)
                                                               ------     -----      ------     ------
  Operating cash flow.......................................      366       306       1,099        953
Stock-based compensation--SG&A..............................       10       (10)        (31)       (35)
Depreciation and amortization...............................     (119)     (117)       (357)      (346)
                                                               ------     -----      ------     ------
  Operating income..........................................   $  257       179         711        572
                                                               ======     =====      ======     ======

    Net revenue includes the following revenue by geographical area:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
QVC-US......................................................   $1,151     1,039      3,379      3,098
QVC-UK......................................................      144       129        415        388
QVC-Germany.................................................      202       178        587        557
QVC-Japan...................................................      156       129        457        375
                                                               ------     -----      -----      -----
  Consolidated..............................................   $1,653     1,475      4,838      4,418
                                                               ======     =====      =====      =====

    QVC's consolidated net revenue increased 12.1% and 9.5% during the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase in revenue is comprised of a $147 million increase due to an increase in the number of units shipped from 35.3 million to 38.3 million, a $50 million increase due to a 3.1% increase in the average sales price per unit ("ASP") and a $9 million increase due to favorable foreign currency rates as the U.S. dollar weakened against the UK pound sterling and the euro. The revenue increases were partially offset by a $28 million decrease due primarily to an increase in estimated product returns. The nine month increase in revenue is comprised of a $464 million increase due to an increase in the number of units shipped from 105.6 million to 114.6 million and a $26 million increase due to a 1.4% increase in the ASP. The revenue increases were partially offset by a $48 million decrease due to unfavorable foreign currency rates and a $22 million decrease due primarily to an increase in estimated product returns. Returns as a percent of gross product revenue remained constant at 19.2% for the three month periods and increased from 18.7% for the nine months ended
September 30, 2005 to 19.3% in 2006 due to a shift in the sales mix from home products to apparel and accessories products, which typically have higher return rates.

    The number of homes receiving QVC's services are as follows:

                                                           HOMES (IN MILLIONS)
                                                      ------------------------------
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2006            2005
                                                      --------------   -------------
QVC-US..............................................       90.3            90.0
QVC-UK..............................................       19.0            17.8
QVC-Germany.........................................       37.8            37.4
QVC-Japan...........................................       18.2            16.7

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

    As noted above, during the three and nine months ended September 30, 2006, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                                            PERCENTAGE INCREASE IN NET REVENUE
                                               -------------------------------------------------------------
                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2006              SEPTEMBER 30, 2006
                                               -----------------------------   -----------------------------
                                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                                               ------------   --------------   ------------   --------------
QVC-US.......................................      10.8%           10.8%            9.1%            9.1%
QVC-UK.......................................      11.6%            5.8%            7.0%            8.3%
QVC-Germany..................................      13.5%            8.4%            5.4%            6.9%
QVC-Japan....................................      20.9%           26.9%           21.9%           30.9%

    QVC's gross profit percentage increased 95 and 50 basis points during the three and nine months ending September 30, 2006, respectively, as compared to the corresponding prior year periods. The increases for both periods are due to higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products and to a lower inventory obsolescence provision for the nine-month period.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 7.8% and 5.2% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the increases in sales volume. As a percentage of net revenue, operating expenses decreased to 8.4% for the three months ended September 30, 2006 from 8.7% for the comparable period in 2005 and decreased to 8.4% from 8.8% for the nine-month period. As a percentage of net revenue, commissions and license fees decreased due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commission and license fee expense decreased as a percentage of net revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In the first quarter of 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. The bad debt provision decreased as a percentage of net revenue in both periods due to lower write-offs on the Company's private label credit card. As a percent of net revenue, order processing and customer service expenses decreased in both periods due to increased Internet sales, the higher ASP and efficiencies in call staffing. Telecommunications expense and credit card processing fees remained consistent as a percent of net revenue in 2006 as compared to 2005.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Due to the fixed cost and discretionary nature of many of these expenses, SG&A expenses increased at a lower rate than revenue for the three and nine months ended September 30, 2006, as compared to the corresponding prior year periods.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In 2004 and 2005, Starz Entertainment launched, via the Internet, Starz Ticket and Vongo which are comprised of a stream of the Starz channel and other movie and entertainment content on an on-demand basis. Starz Ticket and Vongo are each offered on a subscription basis, and in addition, Vongo offers content on a pay-per-view basis. Notwithstanding the launches of these new services, substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, other than the Comcast agreement described below, expire in 2006 through 2008. During the nine months ended September 30, 2006, 57.3% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, Echostar Communications and DirecTV. Starz Entertainment has entered into a new affiliation agreement with Echostar which expires in June 2009. Starz Entertainment's affiliation agreement with DirecTV expired June 30, 2006, and Starz Entertainment is currently in negotiations with DirecTV regarding a new agreement. There can be no assurance that any new agreement with DirecTV will have economic terms comparable to the old agreement. Starz Entertainment continues to recognize revenue from DirecTV based on the pattern of cash payments received from DirecTV.

    Starz Entertainment's affiliation agreements generally do not provide for the inclusion of its services in specific programming packages of the distributors. The previous affiliation agreement with Comcast, however, did include a short-term packaging commitment to carry the Encore and Thematic Multiplex channels (EMP) in specified digital tiers on Comcast's cable systems. The affiliation agreement originally expired at the end of 2010, and Comcast's packaging commitment expired at the end of 2005. In the second quarter of 2005, Starz Entertainment and Comcast renegotiated their affiliation agreement. The new agreement eliminates Comcast's packaging commitment for EMP and provides for a fixed fee payment structure, with certain Consumer Price Index ("CPI") adjustments, for EMP through September 2009. The agreement also provides for a guaranteed payment structure for Comcast's carriage of Starz through December 2012 with contractual increases for 2006 and 2007 and annual CPI adjustments for the remainder of the term. The foregoing payment structure for EMP and Starz may be adjusted in the event Comcast acquires or disposes of cable systems. Finally, Comcast agreed to the elimination of certain future marketing support commitments from Starz Entertainment. As a result of this new agreement, Starz Entertainment's future revenue from Comcast for its EMP and Starz products will not be impacted by any increases or decreases in actual subscribers, except in the case of acquisitions or dispositions noted above. The terms of the EMP and Starz payment structures can be extended by Comcast, at its option, for a total of six years and five years, respectively.

    Starz Entertainment's operating results are as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2006       2005       2006       2005
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Revenue.....................................................    $253        245        776        757
Operating expenses..........................................    (182)      (171)      (559)      (522)
SG&A expenses...............................................     (26)       (27)       (81)       (93)
                                                                ----       ----       ----       ----
Operating cash flow.........................................      45         47        136        142
Depreciation and amortization...............................      (5)       (12)       (19)       (35)
                                                                ----       ----       ----       ----
Operating income............................................    $ 40         35        117        107
                                                                ====       ====       ====       ====

    Starz Entertainment's revenue increased $8 million or 3.3% and $19 million or 2.5% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The three month increase is due to a $15 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services partially offset by an $7 million decrease due to a decrease in the effective rate for Starz Entertainment's services. The nine month increase is due to a $37 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services partially offset by a $18 million decrease due to a decrease in the effective rate for Starz Entertainment's services.

    Starz Entertainment's Starz movie service and its Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 7.0% and 4.6% for the three and nine months ended September 30, 2006, respectively, and Encore average subscriptions increased 7.1% and 6.8%. The effects of these increases in subscription units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years.

    At September 30, 2006, cable, DTH satellite, and other distribution media represented 67.2%, 31.2% and 1.6%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses increased 6.4% and 7.1% for the three and nine months ended September 30, 2006, respectively, due primarily to increases in programming costs, which increased from $161 million for the three months ended September 30, 2005 to $173 million in 2006 and from $493 million for the nine months ended September 30, 2005 to $532 million in 2006. The increases in programming costs are due primarily to $16 million and $48 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

    Starz Entertainment expects that its full-year programming costs in 2006 will be 5%-7% higher than the 2005 costs due to the amortization described above. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of cost increases experienced by Starz Entertainment may differ from the amounts noted above.

    Starz Entertainment's SG&A expenses decreased 3.7% and 12.9% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The nine-month decrease is due primarily to lower sales and marketing expenses of $13 million due to the elimination of certain marketing support commitments under the Comcast affiliation agreement and less marketing activity with other affiliates, partially offset by marketing expenses related to the commercial launch of Vongo.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140." Statement No. 155, among other things, amends Statement No. 133, and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement No. 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. Under Statement No. 155, we may elect to account for our senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement No. 133. We are evaluating the impact of Statement No. 155 on our financial statements and have not yet made a determination as to what election we will make with respect to the accounting for our senior exchangeable derivatives.

    In June 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. While we have not completed our evaluation of the impact of FIN 48 on our financial statements, we believe that the application of FIN 48 will result in the derecognition of certain tax liabilities currently reflected in our consolidated balance sheet with a corresponding decrease to our accumulated deficit. We are unable to quantify the amount of these adjustments at this time.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                               LIBERTY MEDIA LLC

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Liberty on
August 9, 2006, Part II, Item 1 of the Quarterly Report on Form 10-Q filed by Liberty on May 8, 2006 and Part I, Item 3 of the Annual Report on Form 10-K filed by Liberty on March 8, 2006. There have been no material developments in such legal proceedings during the three months ended September 30, 2006.

ITEM 6. EXHIBITS

    (a) Exhibits

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

    4   Instruments Defining the Rights of Security Holders:

       4.1 Credit Agreement dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as administrative agent, Bank of America, N.A. and J.P. Morgan Securities Inc., as syndication agents, and the lenders party thereto from time to time incorporated by reference to Exhibit 99.1 to Liberty Media Corporation's Current Report on Form 8-K dated October 4, 2006, as filed on October 10, 2006 (the "October 4 8-K") (Commission File No. 000-51990).

       4.2 Amendment dated October 4, 2006 to the Credit Agreement dated
           March 3, 2006 among QVC, JPMorgan Chase Bank, N.A., as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, and the lenders party thereto from time to time, incorporated by reference to
           Exhibit 99.2 to the October 4 8-K.

    31.1 Rule 13a-14(a)/15d-14(a) Certification*

    31.2 Rule 13a-14(a)/15d-14(a) Certification*

    31.3 Rule 13a-14(a)/15d-14(a) Certification*

    32  Section 1350 Certification*

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIBERTY MEDIA LLC

Date:  November 7, 2006                                By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            SENIOR VICE PRESIDENT AND GENERAL COUNSEL

Date:  November 7, 2006                                By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            SENIOR VICE PRESIDENT AND TREASURER
                                                            (PRINCIPAL FINANCIAL OFFICER)

Date:  November 7, 2006                                By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            SENIOR VICE PRESIDENT AND CONTROLLER
                                                            (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

    4   Instruments Defining the Rights of Security Holders:

       4.1 Credit Agreement dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as administrative agent, Bank of America, N.A. and J.P. Morgan Securities Inc., as syndication agents, and the lenders party thereto from time to time incorporated by reference to Exhibit 99.1 to Liberty Media Corporation's Current Report on Form 8-K dated October 4, 2006, as filed on October 10, 2006 (the "October 4 8-K") (Commission File No. 000-51990).

       4.2 Amendment dated October 4, 2006 to the Credit Agreement dated
           March 3, 2006 among QVC, JPMorgan Chase Bank, N.A., as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, and the lenders party thereto from time to time, incorporated by reference to
           Exhibit 99.2 to the October 4 8-K.

    31.1 Rule 13a-14(a)/15d-14(a) Certification*

    31.2 Rule 13a-14(a)/15d-14(a) Certification*

    31.3 Rule 13a-14(a)/15d-14(a) Certification*

    32  Section 1350 Certification*

------------------------

*   Filed herewith