Form 10-K
period 2006-12-31
LIBERTY MEDIA LLC
filed 2007-03-14
CIK 1082114

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

    Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No /X/

    Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No /X/

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

 Large accelerated filer / /         Accelerated filer / /          Non-accelerated filer /X/

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

    The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LIBERTY MEDIA LLC
                        2006 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................     I-1
Item 1A.  Risk Factors................................................    I-18
Item 1B.  Unresolved Staff Comments...................................    I-22
Item 2.   Properties..................................................    I-22
Item 3.   Legal Proceedings...........................................    I-23
Item 4.   Submission of Matters to a Vote of Security Holders.........    I-23

                                    PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........    II-1
Item 6.   Selected Financial Data.....................................    II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    II-1
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   II-13
Item 8.   Financial Statements and Supplementary Data.................   II-16
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   II-16
Item 9A.  Controls and Procedures.....................................   II-16
Item 9B.  Other Information...........................................   II-16

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance......   III-1
Item 11.  Executive Compensation......................................   III-1
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   III-1
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence................................................   III-1
Item 14.  Principal Accounting Fees and Services......................   III-1

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules..................    IV-1

                                    PART I.

ITEM 1. BUSINESS.

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    Liberty Media LLC is a holding company and a wholly owned subsidiary of Liberty Media Corporation ("New Liberty") which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Through our subsidiaries, we operate in North America, Europe and Asia. Our principal businesses and assets include QVC, Inc. and Starz, LLC and interests in IAC/ InterActiveCorp, Expedia, Inc. and News Corporation.

    RECENT DEVELOPMENTS

    On May 9, 2006, New Liberty completed a restructuring pursuant to which it was organized as a new holding company, and it became the new publicly traded parent company of Liberty Media LLC, which was formerly known as Liberty Media Corporation. Immediately prior to the restructuring, New Liberty was a direct, wholly owned subsidiary of our company.

    In the fourth quarter of 2006, QVC, Inc., our wholly owned subsidiary, increased its borrowing capacity from $3.5 billion to $5.25 billion by entering into a new $1.75 billion unsecured credit agreement. Such agreement has substantially the same terms as QVC's previously existing credit agreement and matures in October 2011. We used funds borrowed under QVC's credit facilities to retire our Senior Notes that matured in September 2006.

    In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16.2% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38.5% interest in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid-2007.

                                   * * * * *

    Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T Corp. and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC, Inc. and Starz Entertainment, LLC, anticipated programming and marketing costs at Starz Entertainment, our projected sources and uses of cash, the estimated value of our derivative instruments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item
1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - customer demand for our products and services and our ability to adapt to changes in demand;

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

    - our future financial performance, including availability, terms and deployment of capital;

    - our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

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

    - threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

    - fluctuations in foreign currency exchange rates and political unrest in international markets.

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

    This Annual Report includes information concerning public companies in which we have minority interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

    (b)  FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

    Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of these businesses is separately managed.

    We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our consolidated revenue, earnings before income taxes or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our pre-tax earnings. Financial information related to our operating segments can be found in note 16 to our consolidated financial statements found in Part II of this report.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

    The following table identifies our more significant subsidiaries and minority investments.

    CONSOLIDATED SUBSIDIARIES
    Starz, LLC
      Starz Entertainment, LLC
      Starz Media, LLC
    QVC, Inc.
    TruePosition, Inc.
    FUN Technologies, Inc. (TSX:FUN; AIM:FUN)
    On Command Corporation(1)
    Provide Commerce, Inc.
    BuySeasons, Inc.

    EQUITY AND COST METHOD INVESTMENTS
    GSN, LLC
    WildBlue Communications, Inc.
    News Corporation (NYSE:NWS; NYSE:NWSa)
    Expedia, Inc. (Nasdaq:EXPE)
    IAC/InterActiveCorp (Nasdaq:IACI)
    Time Warner Inc. (NYSE:TWX)(2)
    Sprint Nextel Corporation (NYSE:S)(2)

------------------------

(1) In December 2006, we announced that we had entered into a definitive agreement to sell Ascent Entertainment Group, Inc., the parent company of On Command, to Lodgenet Entertainment Corporation for $332 million in cash and
    2.05 million shares of Lodgenet common stock valued at approximately
    $50 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in mid-2007. We are accounting for Ascent Entertainment Group as assets held for sale and have presented its results of operations in earnings (loss) from discontinued operations in our consolidated statements of operations.

(2) Represents an available-for-sale security in which we have less than a 5% ownership interest and that we consider a non-strategic financial asset in our portfolio.

    STARZ ENTERTAINMENT, LLC

    Starz Entertainment, LLC ("Starz Entertainment"), a wholly-owned subsidiary, provides premium movie networks and programming distributed by cable, direct-to-home satellite, telephony, the Internet and other distribution media providers in the United States. Starz Entertainment's primary service offerings are (1) Starz, which is primarily a first-run movie service that generally includes Starz plus five multiplex channels branded with the Starz name, each of which exhibits movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six additional thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz is generally purchased by subscribers as an a-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore is generally purchased by subscribers as part of a digital package, which includes a variety of general entertainment digital networks. Distributors may also sell Encore on an a-la-carte basis or packaged with Starz. Starz Entertainment's services also include MoviePlex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; IndiePlex, featuring art house and independent films; RetroPlex, featuring "classic" movies; Starz On Demand; Encore on Demand; Movieplex on Demand and a high definition feed of the Starz channel on StarzHD. In addition, Starz Entertainment distributes via the Internet Vongo, a subscription package comprising Starz plus approximately 1,000 movies and 1,500 other video selections on an on-demand basis, as well as other selected pay-per-view movies. As of December 31, 2006, Starz Entertainment had 15.5 million Starz subscriptions and 27.3 million Encore subscriptions.

    Programming networks distribute their services through a number of distribution technologies, including cable television, direct-to-home satellite, broadcast television and the Internet. Programming services may be delivered to subscribers as part of a video distributor's analog or digital package of programming services for a fixed monthly fee, or may be delivered individually as a "premium" programming service for a separate monthly charge. Premium services may be scheduled or "on-demand." Additionally, single programs or movies may be delivered on a pay-per-view basis for a per program fee. Whether a programming service is basic, premium or pay-per-view, the programmer generally enters into separate multi-year affiliation agreements with those distributors that agree to carry the service. Programmers may also provide their pay-per-view and subscription on-demand services directly to consumers via the Internet. Basic programming services derive their revenue principally from the sale of advertising time on their networks and from per subscriber license fees received from distributors. Their continued ability to generate both advertising revenue and subscriber license fees is dependent on these services' ability to maintain and renew their affiliation agreements. Premium and pay-per-view services do not sell advertising and primarily generate their revenue from subscriber fees.

    The majority of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under long-term affiliation agreements with cable systems and direct broadcast satellite systems, including Comcast Cable, DirecTV, EchoStar, Time Warner, Charter Communications, Cox Communications, Cablevision Systems, Insight Communications, Mediacom Communications and the National Cable Television Cooperative. Some of Starz Entertainment's affiliation agreements provide for payments based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Entertainment's agreement with Comcast requires Comcast to carry the Encore and Thematic Multiplex channels through September 2009 and Starz through December 2012. Starz Entertainment's affiliation agreement with EchoStar expires in June 2009. The affiliation agreement with DirecTV has expired, and Starz Entertainment is currently in negotiations regarding a multi-year distribution agreement for Starz Entertainment's service offerings. In addition, the affiliation agreement with Time Warner, which originally expired on December 31, 2006, has been extended through May 31, 2007 with provisions for further extensions through June 30, 2007. Starz Entertainment's other affiliation agreements expire between now and December 2009. For the year ended December 31, 2006, Starz Entertainment earned 67.8% of its total revenue from Comcast, DirecTV, EchoStar and Time Warner, collectively.

    The costs of acquiring rights to programming, including Internet protocol rights, are Starz Entertainment's principal expenses. In order to exhibit theatrical motion pictures, Starz Entertainment enters into agreements to acquire rights from major motion picture producers including Hollywood Pictures, Touchstone Pictures, Miramax Films, Disney, Revolution Studios, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. Starz Entertainment also has exclusive rights to air first-run output from an independent studio. These output agreements expire between 2007 and 2011, with extensions, at the option of two studios, potentially extending the expiration dates of those agreements to 2013 and 2014.

    Starz Entertainment uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. "Protected" status means that, in the event of a transponder failure, Starz Entertainment's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, Starz Entertainment's transponders cannot be preempted in favor of a user of a "protected" failure. Starz Entertainment leases its transponders under long-term lease agreements. At December 31, 2006, Starz Entertainment's transponder leases had termination dates ranging from 2018 to 2021. Starz Entertainment transmits to these transponders from its uplink center in Englewood, Colorado.

STARZ MEDIA, LLC

    In 2006, we acquired IDT Entertainment from IDT Corp. and renamed it Starz Media. Starz Media's operations include home video distribution, live-action television and film production, and theatrical and non-theatrical animation. Starz Media's home video distribution business is operated through its Starz Home Entertainment subsidiary utilizing the Anchor Bay and Manga brands. Anchor Bay and Manga acquire and license content for home video distribution and have a combined library of over 3,850 titles including THOMAS THE TANK ENGINE, 3RD ROCK FROM THE SUN, GREATEST AMERICAN HERO, and others. These titles are distributed through national retailers, including Wal-Mart, Target and Best Buy. Generally, these retailers have the right to return unsold products.

    The live-action and animation television film production business comprises three business units: Starz Productions, Starz Animation and Film Roman. Starz Productions develops and produces proprietary live-action and animated content for television and direct-to-video/DVD distribution. The live-action operations focus on horror, science fiction, supernatural and thriller films and include MASTERS OF HORROR, a film series shown on Showtime, and MASTERS OF SCI FI, a film series to be shown on ABC. Animated series include ME, ELOISE, THE HAPPY ELF, and WOW! WOW! WUBZY being shown on Nick Jr.

    Through studios based in the United States and Canada, Starz Animation and Film Roman develop and produce 2D and 3D animated content for distribution theatrically, on television and direct-to-video/DVD. Animation production is focused on proprietary content and is also performed for third parties. In the third quarter of 2006, Starz Animation released its first full-length animated film, EVERYONE'S HERO, in theaters. Starz Animation has two additional animated films currently in production that are expected to be released theatrically in 2008. Film Roman's third-party projects include THE SIMPSONS and KING OF THE HILL, which are owned and distributed by Fox TV.

    Domestically, Starz Media utilizes Twentieth Century Fox ("Fox") to distribute and market its theatrical animated filmed products, while internationally it uses foreign sales agents to contract with foreign distributors. Fox is paid a distribution fee for its services. The domestic box office receipts are divided between the theatrical distributors and Starz Media based upon negotiated contractual arrangements on a film by film basis. The foreign sales agent will negotiate with distributors on a territory by territory basis with some contracts requiring minimum guarantees. The international theatrical sales for EVERYONE'S HERO were not significant due to the genre of the movie.

    In the U.S., Starz Media incurs significant marketing, advertising and print costs before and during the theatrical release of a film in an effort to generate awareness of the film, to increase the consumer's intent to view the film, and to generate significant consumer interest in subsequent home video and other ancillary markets. These costs are expensed as incurred. Therefore, Starz Media will incur losses prior to theatrical release of a film. The foreign distributors are normally responsible for the marketing and advertising of films in each of their respective territories.

    Starz Entertainment and Starz Media are both wholly-owned subsidiaries of our newly formed subsidiary, Starz, LLC. We believe that the acquisition of Starz Media will provide opportunities to exploit all the key domestic and international video distribution vehicles: theatrical, premium television, home video, syndication and Internet. Starz, LLC will have the opportunity to test new programming ideas on a single platform and then migrate the successful ones to other distribution outlets.

    QVC, INC.

    QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of merchandise-focused televised shopping programs on the QVC television networks and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest representing the product vendor, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC networks, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2006, approximately 20% of QVC's domestic revenue and approximately 18% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

    QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. For the year ended December 31, 2006, home, apparel/ accessories and jewelry accounted for approximately 44%, 35% and 21%, respectively, of QVC's net revenue generated by its United States operations. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand name and other products also available from other retailers. QVC's exclusive products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

    QVC distributes its television programs, via satellite or optical fiber, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected, non-preemptible transponder on a domestic satellite. QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on five international satellites. QVC's transponder service agreement for its domestic transponder expires in

2019. QVC's transponder service agreements for its international transponders expire in 2008 through 2013.

    QVC enters into long-term affiliation agreements with satellite and cable television operators who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2007 to 2016. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future.

    In return for carrying the QVC signals, each programming distributor in the United States, the United Kingdom and Germany receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In Japan, some programming distributors receive an agreed-upon monthly fee per subscriber regardless of the net sales, while others earn a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "browsing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As a result of the ongoing conversion of analog cable customers to digital, channel positioning has become more critical due to the increased channel options on the digital line-up.

    QVC's shopping program is telecast live 24 hours a day to approximately
91 million homes in the United States. QVC Shopping Channel reaches approximately 19 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany, reaches approximately 38 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 19 million households and is broadcast live 24 hours a day.

    QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. QVC also has one phone center in each of the United Kingdom and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 34% of all orders taken. QVC has seven distribution centers worldwide and is able to ship approximately 92% of its orders within 48 hours.

    QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned 22%-23% of its revenue in each of the first three quarters of the year and 32%-33% of its revenue in the fourth quarter of the year.

    TRUEPOSITION, INC.

    TruePosition, Inc. develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. Cingular Wireless began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. As of December 31, 2006, both wireless carriers are actively deploying TruePosition's technology and using the technology for E-911. In addition, as of December 31, 2006 four smaller wireless carriers have deployed or started to deploy TruePosition's technology. Although many of the following services have not yet been developed, and may not be developed successfully or at all, TruePosition's wireless location technology could also be used to implement a number of commercial location-based services including
(1) comfort and security related applications, including child, pet and elderly tracking; (2) convenience/information services such as "concierge" and "personal navigation" to identify and provide directions to the nearest restaurant, ATM, or gas station or allow travelers to obtain other information specific to their location; (3) corporate applications, such as fleet or asset tracking to enable enterprises to better manage mobile assets to optimize service or cut costs;
(4) entertainment/community services such as "friend finder" or "m-dating" to allow mobile users to create a localized community of people with similar interests and receive notification when another group member is close-by;
(5) mobile commerce services to help users shop or purchase goods or services from the retailer closest to their current location; and (6) safety related applications to help public or private safety organizations find or track mobile users in need of assistance or help locate stolen property.

    TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has not earned revenue from other location-based services to date. Substantially all of TruePosition's reported revenue in 2004, 2005 and 2006 was derived from Cingular Wireless. Recognition of revenue earned from T-Mobile is deferred in accordance with the software recognition rules under generally accepted accounting principles pending delivery of specified elements, which to date have not been delivered.

    The TruePosition-Registered Trademark- Finder-TM- system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using patented time difference of arrival (TDOA) and angle of arrival (AOA) technology, the TruePosition Finder-TM- system calculates the latitude and longitude of a designated wireless telephone or other transmitter and forwards this information in real time to application software. TruePosition offerings cover multiple major wireless technologies including Time Division Multiple Access (TDMA), Analog Mobile Phone Service (AMPS) and Global System Mobile (GSM).

    We own approximately 89% of the common equity of TruePosition and 100% of the TruePosition preferred stock, which preferred stock has a liquidation preference of $427 million at December 31, 2006.

    FUN TECHNOLOGIES INC.

    FUN Technologies Inc's. primary business is the provision of online and interactive casual games and sports content. FUN provides its services through two divisions: FUN Games and FUN Sports. The FUN Games division operates a skill games business through which it operates and licenses various formats of skill games including (i) pay-for-play, person-to-person and tournament-based interactive skill games, (ii) free games, (iii) downloadable games and
(iv) subscription games. The FUN Sports division operates fantasy sports services offering editorial content, sports data, games and leagues to consumers and corporate distributors.

    FUN Games offers a wide range of free and cash-based skill games via its own Internet sites and its distribution partners. Cash-based skill games are games in which participants must pay an entry stake to compete against each other for a prize, and in which the winner is determined based on skill rather than on chance. FUN provides private-label gaming systems and services to large interactive entertainment groups, including America Online, EA Sports, Pogo and MSN. FUN Games earns revenue from fees collected for online tournaments and games managed as well as game download and subscription fees.

    FUN Sports develops, operates and licenses fantasy league-hosting software, content, real-time sports statistics and interactive games delivered via broadband. The FUN Sports division has private-label distribution agreements with America Online, the National Basketball Association and Nascar.com, among others. Through the Company's own websites, including www.fanball.com and www.CDMSports.com, FUN Sports provides fantasy sports contests, content, strategy and insight. It also owns Fanball.com radio and produces print publications called "Just Cheat Sheets", "Fantasy Racing" and "Fantasy Football Weekly".

    The FUN Sports division also provides real-time sports information services for sports enthusiasts through its destination site www.DonBest.com. DonBest provides subscription services for live odds, major line move alerts, injury reports, statistical reports, and offers customized information delivery services and publishes this information real time to its subscribers. DonBest does not participate in any gambling activities such as accepting or making wagers.

    We own approximately 53% of the outstanding common shares of FUN.

    ON COMMAND CORPORATION

    On Command Corporation, a wholly-owned subsidiary, is a provider of in-room video entertainment and information services to hotels, motels and resorts (which we collectively refer to as hotels) primarily in the United States. On Command had an installed base of approximately 832,000 rooms at December 31, 2006.

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

    On Command primarily provides its services under long-term contracts to hotel corporations, hotel management companies, and individually owned and franchised hotel properties. On Command's services are offered predominantly in the large deluxe, luxury, and upscale hotel categories serving business travelers. At December 31, 2006, contracts covering approximately 34.3% of On Command's installed rooms have expired, or are scheduled to expire, if not otherwise renewed, during the two-year period ending December 31, 2008. Marriott, Hyatt and Hilton accounted for approximately 34.9%, 9.3% and 8.6% respectively, of On Command's room revenue for the year ended December 31, 2006. These revenue percentages represent all chain affiliations including owned, managed and franchised hotels.

    As noted above, in December 2006, we announced that we had entered into a definitive agreement to sell Ascent Entertainment Group, Inc., the parent company of On Command, to Lodgenet Entertainment Corporation for $332 million in cash and 2.05 million shares of Lodgenet common stock valued at approximately $50 million. The transaction, which is subject to regulatory approval and other customary closing conditions, is expected to close in mid-2007.

    PROVIDE COMMERCE, INC.

    Provide Commerce, Inc., a wholly-owned subsidiary that we acquired in February 2006, operates an e-commerce marketplace of websites that offers high-quality perishable products direct from suppliers to consumers. Provide Commerce combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with Federal Express Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide Commerce derives its revenue primarily from the sale of flowers and plants on its proflowers.com website and from the sale of gourmet foods from its branded websites: Cherry Moon Farms, for fresh premium fruits; Uptown Prime, for premium meats and seafood; Secret Spoon, for fresh sweets and confections; and Shari's Berries, for chocolate-dipped berries and related gifting products. Provide Commerce also enters into arrangements with businesses desiring to offer high-quality, time-sensitive or perishable products to customers on a co-branded or private label basis, designing and hosting dedicated websites on behalf of such clients.

    Provide Commerce initially launched its marketplace to sell and deliver flowers. Provide Commerce later expanded its offerings to include premium meats and seafood, fresh premium fruits and confections. The sale of flowers continues to be Provide Commerce's most significant product comprising approximately 94% of its sales. The sale of flowers is seasonal with over 65% of sales coming from purchases for Valentine's Day and Mother's Day in the first and second quarters of the year. Provide Commerce depends on three suppliers for approximately 55% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

    Provide Commerce believes that one of the keys to its success is the ability to deliver products on time and fresher than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week. Due to the retail nature of its business, no single customer accounted for more than 10% of Provide Commerce's revenue in 2006.

    BUYSEASONS, INC.

    BuySeasons, Inc., a wholly-owned subsidiary that we acquired in August 2006, operates BuyCostumes.com, an on-line retailer of costumes, accessories, decor and party supplies. BuyCostumes.com provides a single destination for children and adults looking for solutions for celebration and costuming events. BuySeasons earns revenue from the sale of its costumes and accessories to retail customers who order via the BuyCostumes.com website. Additionally, BuySeasons earns revenue from its BuySeasons Direct business which offers drop-ship fulfillment of its products for other retailers. While over 90% of BuySeason's products are also available from other on-line and traditional brick-and-mortar retailers, BuySeasons believes that no other single retailer offers the range of products within its niche that BuySeasons offers. BuySeasons also has exclusive arrangements to purchase products that are only available from BuySeasons. BuySeasons works with manufacturers to design costumes and accessories for which BuySeasons has exclusive rights for a predetermined period of time. BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on two suppliers for approximately 30% of its costumes and accessories. The loss of either of these suppliers could adversely impact BuySeasons.

    BuySeasons believes that the key to its success is a combination of a large assortment of on-line products, value pricing and a high level of customer service. BuySeason's business is highly seasonal with nearly 75% of its revenue earned in September and October due to the Halloween holiday. BuySeasons maintains a customer service center at its corporate headquarters. Customer service representatives are available 24 hours a day, seven days a week during its busy season to respond to customer questions. BuySeasons also leases warehouse space to store inventory and ship orders to customers. The customer service center and warehouse staffing is scalable, and BuySeasons employs contract labor to react to higher volume during the peak Halloween season.

    GSN, LLC

    GSN, LLC owns and operates GSN. With approximately 61 million Nielsen subscribers as of December 31, 2006, GSN is a basic cable network dedicated to game-related programming and interactive game playing. GSN offers 24-hour programming featuring game shows, casino games, reality series, documentaries and other game-related shows. GSN features a full prime-time schedule of interactive programming, which allows viewers a chance to play along with GSN's televised games via GSN.com. GSN programming also includes 12 hours per week of participation television branded as PLAYMANIA. PLAYMANIA contains live interactive game content where home viewers become contestants, playing a multitude of interactive word games, number games and puzzles.

    GSN's revenue is primarily derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems, direct broadcast satellite systems and Telco video providers and from the sale of advertising on its network. GSN's affiliation agreements provide for payments based on the number of subscribers that receive GSN's services and expire between now and 2011. GSN is currently out of contract with DirecTV, a distributor that accounts for approximately 25% of GSN's current subscriber base, and is in negotiations for the renewal of such contract. For the year ended December 31, 2006, GSN earned approximately 11% of its total revenue from each of Comcast and DirecTV.

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

    WILDBLUE COMMUNICATIONS, INC.

    WildBlue Communications, Inc. delivers two-way broadband Internet access via satellite to homes and small businesses in rural markets underserved by terrestrial broadband alternatives. WildBlue provides coverage across the continental United States using a 26-inch dish and satellite modem. WildBlue has a prepaid license for Ka-band capacity on a geostationary satellite located at
111.1 degrees West Longitude. The expected life of the satellite is approximately 15 years. In the event the satellite fails at any time through July 2007, WildBlue is entitled to reimbursement of the cash prepayments made for the license. In December 2006, WildBlue successfully launched a second satellite which is owned by WildBlue and is expected to be placed into commercial service late in the first quarter of 2007.

    WildBlue launched its service in mid-2005 and generates revenue by charging subscription fees for its Internet access services as well as fees for equipment sales and related installation charges. At December 31, 2006, WildBlue had over 120,000 subscribers.

    We own an approximate 32% equity interest in WildBlue.

    NEWS CORPORATION

    News Corporation is a diversified international media and entertainment company with operations in eight industry segments, including filmed entertainment, television, cable network programming, direct broadcast satellite television, magazines and inserts, newspapers, book publishing and other. News Corporation's activities are conducted principally in the United States, continental Europe, the United Kingdom, Asia, Australia and the Pacific Basin. News Corporation is a holding company that conducts all of its activities through subsidiaries and affiliates. Its principal subsidiaries and affiliates are Fox Entertainment Group, Inc., Twentieth Century Fox Film Corporation, Fox Television Holdings, Inc., Fox Broadcasting Company, Fox Sports Networks, Inc., NDS Group plc, News America Marketing In-Store Services, Inc., News American Marketing FSI, Inc., News International Limited, News Limited, HarperCollins Publishers, Inc., HarperCollins Publishers Limited, STAR Group Limited, BSkyB and The DIRECTV Group. We own shares representing an approximate 16.2% equity interest and an approximate 19% voting interest in News Corporation.

    As discussed above, we have entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our ownership interest in News Corporation for a subsidiary of News Corporation which would own News Corporation's interests in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid-2007.

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

    We indirectly own an approximate 21% equity interest and a 53% voting interest in Expedia. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and Senior Executive Officer of Expedia, is currently entitled to vote our shares of Expedia, subject to certain limitations. Through our governance arrangements we have the right to appoint and have appointed two of the ten members of Expedia's board of directors.

    IAC/INTERACTIVECORP

    IAC/InterActiveCorp is a multi-brand interactive commerce company transacting business worldwide via the Internet, television and the telephone. IAC's portfolio of companies collectively enables direct-to-consumer transactions across many areas, including home shopping, event ticketing, personals, travel, teleservices and local services.

    IAC consists of the following sectors:

    - Retailing, which includes HSN, Cornerstone Brands, Inc., Shoebuy.com and international home shopping channels;

    - Services, which includes Ticketmaster, Lending Tree and its affiliated brands and businesses, and service outsourcers;

    - Media and Advertising, which includes Ask.com and Citysearch; and

    - Membership and Subscriptions, which includes match.com, Entertainment Publications, which promotes merchants through consumer savings, and Interval International, which offers services to time share vacation owners.

    IAC's businesses largely act as intermediaries between suppliers and consumers. IAC aggregates supply from a variety of sources and captures consumer demand across a variety of channels.

    We indirectly own an approximate 24% equity interest and a 57% voting interest in IAC. We have entered into governance arrangements pursuant to which Mr. Barry Diller, Chairman of the Board and CEO of IAC, is currently entitled to vote our shares of IAC, subject to certain limitations. Through our governance arrangements we have the right to appoint and have appointed two of thirteen members of IAC's board of directors.

REGULATORY MATTERS

    PROGRAMMING AND INTERACTIVE TELEVISION SERVICES

    In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

    REGULATION OF PROGRAM LICENSING. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated multi-channel video programming distributors. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. The prohibition on exclusive programming contracts is scheduled to sunset in 2007, but the FCC likely will initiate a rulemaking proceeding regarding extension of such prohibition of exclusive contracts.

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

    REGULATION OF OWNERSHIP. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which multi-channel video programming distributors (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provided for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carried minority-controlled programming services. The regulations also grandfathered existing carriage arrangements that exceeded the channel limits, but required new channel capacity to be devoted to unaffiliated programming services until the system achieved compliance with the regulations. These channel occupancy limits applied only up to 75 activated channels on the cable system, and the rules did not apply to local or regional programming services. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems.

    In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. The FCC presently is conducting a rulemaking regarding this ownership limitation and its ownership attribution standards.

    The FCC's rules also generally had prohibited common ownership of a cable system and broadcast television station with overlapping service areas. In 2002, the United States Court of Appeals for the District of Columbia Circuit held that the FCC's decision to retain the cable/broadcast cross-ownership rule was arbitrary and capricious and vacated the rule. The FCC did not seek Supreme Court review of this decision or initiate a new rulemaking proceeding. The FCC rules continue to prohibit common ownership of a cable system and MMDS with overlapping service areas.

    REGULATION OF CARRIAGE OF BROADCAST STATIONS. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with

36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming companies in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. In 2005, the FCC denied mandatory dual carriage of a television station's analog and digital signals during the digital television transition and also denied mandatory carriage of all of a television station's digital signals, other than its "primary" signal. Television station owners continue to seek reconsideration of the FCC's decision and may seek judicial review or legislative change of the FCC's decision.

    CLOSED CAPTIONING AND VIDEO DESCRIPTION REGULATION. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over an eight to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, the programming companies in which we have interests may incur costs for closed captioning.

    A-LA-CARTE PROCEEDING. In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "a-la-carte," i.e. on an individual or small tier basis. The Media Bureau released a report in 2004, which concluded that a-la-carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. On February 9, 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that a-la-carte sales could be in the best interests of consumers. Although the FCC cannot mandate a-la-carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a-la-carte sales or otherwise seek to impose greater regulatory controls on how cable programming is sold. The programming companies that distribute their services in tiers or packages of programming services would experience decreased distribution if a-la-carte carriage were mandated.

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

COMPETITION

    Our businesses that engage in video and on-line commerce compete with traditional offline and online retailers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. In addition, QVC and IAC's subsidiary, Home Shopping Network, compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and Hallmark Flowers and floral wire services such as FTD and Teleflora. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, convenience, price, website performance, customer service and accuracy of order shipment.

    Our businesses that distribute programming for cable and satellite television compete with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect the programming companies in which we have interests by reducing the number of distributors to whom they sell their programming, subjecting more of their programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, the programming services of our programming businesses compete for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Our programming businesses also compete for creative talent and programming content. In addition, Starz Entertainment relies on third parties for substantially all of its programming content whereas Starz Entertainment's competitors produce some of their own programming content. We believe that the principal competitive factors for our programming businesses are prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

    Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with online and offline providers of similar services including providers of ticketing services, lending services, travel agencies, operators of destination search sites and search-centric portals, search technology providers, online advertising networks, site aggregation companies, media, telecommunications and cable companies, Internet service providers and niche competitors that focus on a specific category or geography. Expedia also competes with hoteliers and airlines as well as travel planning service providers, including aggregator sites that offer inventory from multiple suppliers, such as airline sites, Orbitz, Travelocity and Priceline, and with American Express and Navigant International, providers of corporate travel services. We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

    Starz Media faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. Starz Media's animated films compete directly with other animation producer/motion picture studio teams including Pixar, Disney, DreamWorks, and Blue Sky/ Twentieth Century Fox, among others. Because of the importance of the domestic theatrical market in determining revenue from other sources, the primary competition for Starz Media's planned theatrical films and its other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at approximately the same time as Starz Media's films. In addition to competing for box office receipts, Starz Media competes with other film studios over optimal release dates and the number of motion picture screens on which movies are exhibited. In addition, it competes with other films released into the international theatrical market and the worldwide home video/DVD and television markets. Starz Media also competes with other movie studios for the services of creative and technical personnel, particularly in the fields of animation and technical direction.

    The Anchor Bay and Manga distribution operations compete with the distribution divisions of major theatrical production companies, as well as with several other independent home video/DVD distribution companies, including GoodTimes Entertainment, Lyrick Studios, Sony Wonder and VIZ Entertainment.

EMPLOYEES

    As of December 31, 2006, we had 65 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 14,700 employees. We believe that our employee relations are good.

    (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    For financial information related to the geographic areas in which we do business, see note 16 to our consolidated financial statements found in Part II of this report.

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

ITEM 1A. RISK FACTORS.

    THE RISKS DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ARE NOT THE ONLY ONES THAT RELATE TO OUR BUSINESSES. THE RISKS DESCRIBED BELOW ARE CONSIDERED TO BE THE MOST MATERIAL. HOWEVER, THERE MAY BE OTHER UNKNOWN OR UNPREDICTABLE ECONOMIC, BUSINESS, COMPETITIVE, REGULATORY OR OTHER FACTORS THAT ALSO COULD HAVE MATERIAL ADVERSE EFFECTS ON OUR BUSINESSES. PAST FINANCIAL PERFORMANCE MAY NOT BE A RELIABLE INDICATOR OF FUTURE PERFORMANCE AND HISTORICAL TRENDS SHOULD NOT BE USED TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS. IF ANY OF THE EVENTS DESCRIBED BELOW WERE TO OCCUR, OUR BUSINESSES, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND/OR CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

RISK FACTORS RELATING TO OUR COMPANY

    The risks described below apply to our company.

    WE DO NOT HAVE THE RIGHT TO MANAGE OUR BUSINESS AFFILIATES, WHICH MEANS WE ARE NOT ABLE TO CAUSE THOSE AFFILIATES TO OPERATE IN A MANNER THAT IS FAVORABLE TO US. We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority stake). Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to its stockholders or partners, they will not enable us to cause these actions to be taken.

    IF WE FAIL TO MEET REQUIRED CAPITAL CALLS TO A BUSINESS AFFILIATE, WE COULD BE FORCED TO SELL OUR INTEREST IN THAT COMPANY, OUR INTEREST IN THAT COMPANY COULD BE DILUTED OR WE COULD FORFEIT IMPORTANT RIGHTS. We are a party to stockholder and partnership agreements relating to our equity interest in business affiliates that provide for possible capital calls on stockholders and partners. Our failure to meet a capital call, or other commitment to provide capital or loans to a particular business affiliate, may have adverse consequences to us and the group to which that business affiliate is attributed. These consequences may include, among others, the dilution of our equity interest in that company, the forfeiture of our right to vote or exercise other rights, the right of the other stockholders or partners to force us to sell our interest at less than fair value, the forced dissolution of the company to which we have made the commitment or, in some instances, a breach of contract action for damages against us. Our ability to meet capital calls or other capital or loan commitments is subject to our ability to access cash. See

"--A SUBSTANTIAL PORTION OF OUR DEBT IS HELD ABOVE THE OPERATING SUBSIDIARY LEVEL, AND WE COULD BE UNABLE IN THE FUTURE TO OBTAIN CASH IN AMOUNTS SUFFICIENT TO SERVICE THAT DEBT AND OUR OTHER FINANCIAL OBLIGATIONS" below.

    THE LIQUIDITY AND VALUE OF OUR INTERESTS IN OUR BUSINESS AFFILIATES MAY BE AFFECTED BY MARKET CONDITIONS BEYOND OUR CONTROL THAT COULD CAUSE US TO TAKE SIGNIFICANT IMPAIRMENT CHARGES DUE TO OTHER THAN TEMPORARY DECLINES IN THE MARKET VALUE OF OUR AVAILABLE FOR SALE SECURITIES. Included among our assets are equity interests in one or more publicly-traded companies which are accounted for as available for sale securities. The value of these interests may be affected by economic and market conditions that are beyond our control. We are required by U.S. generally accepted accounting principles to determine, from time to time, whether a decline in the market value of any of those investments below our cost for that investment is other than temporary. If we determine that the decline is other than temporary, we are required to write down its cost to a new cost basis, with the amount of the write-down accounted for as a realized loss in the determination of net income for the period in which the write-down occurs. We have at times realized significant losses due to other than temporary declines in the fair value of certain of our available for sale securities, and our company may be required to realize further losses of this nature in future periods. A number of factors are used in determining the fair value of an investment and whether any decline in an investment is other than temporary. As the assessment of fair value and any resulting impairment losses requires a high degree of judgment and includes significant estimates and assumptions, the actual amount we may eventually realize for an investment could differ materially from our assessment of the value of that investment made in an earlier period. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

    A SUBSTANTIAL PORTION OF OUR DEBT IS HELD ABOVE THE OPERATING SUBSIDIARY LEVEL, AND WE COULD BE UNABLE IN THE FUTURE TO OBTAIN CASH IN AMOUNTS SUFFICIENT TO SERVICE THAT DEBT AND OUR OTHER FINANCIAL OBLIGATIONS. As of December 31, 2006, we had $7.7 billion principal amount of debt outstanding. Our ability to meet these financial obligations will depend upon our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years.

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

    We do not generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company.

    OUR SUBSIDIARIES AND BUSINESS AFFILIATES DEPEND ON A LIMITED NUMBER OF POTENTIAL CUSTOMERS FOR CARRIAGE OF THEIR PROGRAMMING. The cable television and direct-to-home satellite industries have been undergoing a period of consolidation. As a result, the number of potential buyers of the programming services of our subsidiaries and business affiliates is decreasing. In this more concentrated market, there can be no assurance that our owned and affiliated program suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all.

    RAPID TECHNOLOGICAL ADVANCES COULD RENDER THE PRODUCTS AND SERVICES OFFERED BY OUR SUBSIDIARIES AND BUSINESS AFFILIATES OBSOLETE OR NON-COMPETITIVE. Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so may adversely affect our company.

    CERTAIN OF OUR SUBSIDIARIES AND BUSINESS AFFILIATES DEPEND ON THEIR RELATIONSHIPS WITH THIRD PARTY DISTRIBUTION CHANNELS, SUPPLIERS AND ADVERTISERS AND ANY ADVERSE CHANGES IN THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. An important component of the success of our subsidiaries and business affiliates is their ability to maintain their existing, as well as build new, relationships with third party distribution channels, suppliers and advertisers, among other parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations.

    ADVERSE EVENTS OR TRENDS IN THE INDUSTRIES IN WHICH OUR SUBSIDIARIES AND BUSINESS AFFILIATES OPERATE COULD HARM OUR COMPANY. In general, our subsidiaries and business affiliates are sensitive to trends and events that are outside their control. For example, adverse trends or events, such as general economic downturns, decreases in consumer spending and natural or other disasters, among other adverse events and trends, could have a significantly negative impact on our company.

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

RISK FACTORS RELATING TO QVC

    The risks described below are unique to QVC.

    QVC CONDUCTS ITS MERCHANDISING BUSINESSES UNDER HIGHLY COMPETITIVE CONDITIONS. Although QVC is the nation's largest home shopping network, it has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If QVC does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

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

    QVC'S SUCCESS DEPENDS IN LARGE PART ON ITS ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES CAPABLE OF EXECUTING ITS UNIQUE BUSINESS MODEL. QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We can not assure you that if QVC experiences turnover of its key employees, they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

    QVC HAS OPERATIONS OUTSIDE OF THE UNITED STATES THAT ARE SUBJECT TO NUMEROUS OPERATIONAL AND FINANCIAL RISKS. QVC has operations in countries other than the United States and are subject to the following risks inherent in international operations:

    - fluctuations in currency exchange rates;

    - longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

    - recessionary conditions and economic instability affecting overseas markets;

    - potentially adverse tax consequences;

    - export and import restrictions, tariffs and other trade barriers;

    - increases in taxes and governmental royalties and fees;

    - involuntary renegotiation of contracts with foreign governments;

    - changes in foreign and domestic laws and policies that govern operations of foreign-based companies;

    - difficulties in staffing and managing international operations; and

    - political unrest that may result in disruptions of services that are critical to their international businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2. PROPERTIES.

    We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

    QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia and Bochum, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hucklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia and Rocky Mount, North Carolina. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany and Japan for retail outlet stores, office space, warehouse space and call center locations.

    Starz Entertainment owns its corporate headquarters in Englewood, Colorado. In addition, Starz Entertainment leases office space for its business affairs and sales staff at five locations around the United States.

    Starz Media leases space for its executive offices, distribution and sales operations, and production studio facilities in Burbank, California, Troy, Michigan, Beverly Hills, California and New York, New York. Starz Media also leases space for its international production and distribution operations in Toronto, Ontario, Vancouver, British Columbia, London, England and Melbourne, Australia.

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

ITEM 3. LEGAL PROCEEDINGS.

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition. On July 27, 2001, Klesch & Company Limited initiated a lawsuit against us, our chairman, John C. Malone, and our former chief executive officer, Robert R. Bennett, in the United States District Court for the District of Colorado alleging, among other things, breach of fiduciary duty, fraud and breach of contract in connection with actions alleged to have been taken by us with respect to what then was a proposed transaction with Deutsche Telekom. Klesch sought damages in an unspecified amount in that action, which was the subject of a jury trial that began on August 30, 2004. On September 28, 2004, the jury returned a verdict in our favor on all of the legal claims asserted by the plaintiff. The jury also rejected the plaintiff's claims that Messrs. Malone and Bennett had committed fraud in their dealings with the plaintiff. On March 30, 2005, the court entered a judgment in accordance with the jury's verdict, and in addition ruled in our favor on various equitable claims asserted by the plaintiffs. The plaintiff has appealed the judgment to the United States Court of Appeals for the Tenth Circuit. Both sides have submitted briefs, and oral arguments were held on November 15, 2006. To date, we have not received notice of any decision by the Court.

    DR. LEO KIRCH, INDIVIDUALLY AND AS ASSIGNEE, KGL POOL GMBH, AND INTERNATIONAL TELEVISION TRADING CORP. V. LIBERTY MEDIA CORPORATION, JOHN MALONE, DEUTSCHE BANK, AG, AND DR. ROLF-ERNST BREUER. Dr. Kirch was the primary owner of KirchGroup, a German cable television and media conglomerate. On September 4, 2001, we entered into agreements with Deutsche Telekom AG pursuant to which we would purchase its entire interest in six of nine regional cable television companies in Germany. In February 2002, we failed to receive regulatory approval for our proposed acquisition and the transactions with Deutsche Telekom were never consummated. On January 14, 2004, Dr. Kirch, KGL Pool GBH, and International Television Trading Corp. added our company, and our chairman, John C. Malone, to a lawsuit they had initiated against Deutsche Bank and Dr. Breuer on February 3, 2003. In that lawsuit, which was filed in the United States District Court for the Southern District of New York, the plaintiffs' claims against us included, among other things, interference with contract, and interference with prospective economic advantage arising from an alleged conspiracy among our company, Dr. Malone, Deutsche Bank and Dr. Breuer pursuant to which we allegedly were involved in effecting transactions that led to the collapse of the KirchGroup's control of the German cable market in an effort to facilitate our agreements with Deutsche Telekom. Dr. Kirch, KGL Pool and International Television sought damages in an unspecified amount. We and Dr. Malone filed a motion to dismiss the lawsuit for failure to state a claim upon which relief can be granted. That motion, as well as the other defendants' motion to dismiss on the same grounds, was granted by the court on September 24, 2004. The plaintiffs appealed the court's dismissal of the case to the United States Court of Appeals for the Second Circuit. On appeal, the case was remanded to the trial court for a determination on the issue of whether the case should be dismissed on grounds of FORUM NON CONVENIENS. On November 8, 2006, the trial court ruled on this issue and dismissed the suit on such grounds. To date, we have not received notice of any further actions taken by the plaintiffs with respect to the claims made in this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    MARKET INFORMATION

    As of December 31, 2006, all of our outstanding common stock is held by Liberty Media Corporation. Prior to May 10, 2006, our two series of common stock, Series A and Series B, traded on the New York Stock Exchange under the symbols L and LMC.B, respectively. The following table sets forth the range of high and low sales prices of shares of our common stock for the period from Janaury 1, 2006 through May 10, 2006 and for the year ended December 31, 2005.

                                                                            SERIES B
                                                    SERIES A (L)             (LMC.B)
                                                 -------------------   -------------------
                                                   HIGH       LOW        HIGH       LOW
                                                 --------   --------   --------   --------
2006
  First quarter................................   $ 8.44      7.73       8.50       7.80
  Second quarter through May 9, 2006...........   $ 8.76      8.20       8.90       8.20

2005
  First quarter................................   $10.93      9.97      11.60      10.30
  Second quarter...............................   $10.64     10.01      11.06      10.20
  Third quarter through July 20, 2005*.........   $10.28      9.89      10.75      10.00
  July 21 through September 30, 2005*..........   $ 8.90      7.98      10.15       8.12
  Fourth quarter...............................   $ 8.18      7.59       8.56       7.55

------------------------

*   Our spin off of DHC was completed on July 21, 2005.

    HOLDERS

    As of January 31, 2007, all of our common stock is held by Liberty Media Corportion.

    DIVIDENDS

    We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

ITEM 6. SELECTED FINANCIAL DATA.

    Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

    The following discussion and analysis provides information concerning our results of operations. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

OVERVIEW

    We are a holding company that owns controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries are QVC, Inc. and Starz Entertainment, LLC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    In 2006, we began implementing a strategy to convert passive investments into operating businesses. We exchanged our cost investment in IDT Corporation for IDT's subsidiary IDT Entertainment, and we signed an agreement with News Corporation to exchange our investment in News Corporation for a News Corporation subsidiary which would own News Corporations' 38.5% interest in The DirecTV Group, three regional sports television networks and cash. In addition, we acquired controlling interests in Provide Commerce, Inc., FUN
Technologies, Inc. and BuySeasons, Inc.

    Our "Corporate and Other" segment includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc.,
TruePosition, Inc. and BuySeasons, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in the third quarter of 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a 55% common stock interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an on-line retailer of costumes, accessories, decor and party supplies.

    In addition to the foregoing businesses, we hold an approximate 21% interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related derivative positions in public companies such as News Corporation, IAC/ InterActiveCorp, Time
Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market value and are included in corporate and other.

DISCONTINUED OPERATIONS

    In the fourth quarter of 2006, we committed to two separate transactions pursuant to which we intend to sell our interests in OpenTV Corp and Ascent Entertainment Group ("AEG") to unrelated third parties. The agreement to sell OpenTV was executed in October 2006 and provided for us to sell all of our controlling interest in OpenTV for approximately $132 million in cash. Pursuant to an agreement with OpenTV, we would pay OpenTV up to approximately
$20 million of the sales proceeds on the first anniversary of the closing, subject to the satisfaction of certain conditions. The transaction was completed on January 16, 2007. The agreement to sell AEG, of which the primary asset is 100% of the common stock of On Command Corporation, was executed in December 2006 and provides that if the transaction is completed, we would sell our interest in AEG for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. The transaction, which is subject to regulatory approval and customary closing conditions, is expected to close in mid-2007.

    OpenTV and AEG each meet the criteria of Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, for classification as assets held for sale as of December 31, 2006.

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

    During the fourth quarter of 2004, the executive committee of our board of directors approved a plan to dispose of our approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. On May 16, 2005, The Bankruptcy Court approved the sale of substantially all of the operating assets of DMX to an independent third party. As a result of the DMX bankruptcy filing, we deconsolidated DMX effective December 31, 2004.

    Our consolidated financial statements and accompanying notes have been prepared to reflect OpenTV, AEG, DHC, LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

STRATEGIES AND CHALLENGES OF BUSINESS UNITS

    QVC has identified improved domestic growth and continued international growth as key areas of focus in 2007. QVC's steps to achieving these goals will include (1) continued domestic and international efforts to increase the number of customers who have access to and use its service, (2) continued expansion of brand selection and available domestic products and (3) continued development and enhancement of the QVC websites to drive Internet commerce. The key challenges to achieving these goals in both the U.S. and international markets are (1) increased competition from other home shopping and Internet retailers,
(2) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits, (3) maintaining favorable channel positioning as digital TV penetration increases and (4) successful management transition.

    Starz Entertainment views (1) negotiating new affiliation agreements with key distributors and (2) increasing subscribers to its on-demand and more traditional cable and satellite delivered services, as well as its Internet delivered services, as key initiatives in 2007. Starz Entertainment faces several key obstacles in its attempt to meet these goals, including: (1) cable operators' promotion of bundled service offerings rather than premium video services; (2) the impact on viewer habits of new technologies such as video on demand and personal video recorders; (3) continued consolidation in the broadband and satellite distribution industries; and (4) an increasing number of alternative movie and programming sources.

RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

CONSOLIDATED OPERATING RESULTS

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2006       2005       2004
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
REVENUE
  QVC.................................................   $7,074     6,501      5,687
  Starz Entertainment.................................    1,033     1,004        963
  Corporate and Other.................................      506       141         93
                                                         ------     -----      -----
    Consolidated revenue..............................   $8,613     7,646      6,743
                                                         ======     =====      =====

OPERATING CASH FLOW (DEFICIT)
  QVC.................................................   $1,656     1,422      1,230
  Starz Entertainment.................................      186       171        239
  Corporate and Other.................................      (59)      (52)       (78)
                                                         ------     -----      -----
    Consolidated operating cash flow..................   $1,783     1,541      1,391
                                                         ======     =====      =====

OPERATING INCOME (LOSS)
  QVC.................................................   $1,130       921        760
  Starz Entertainment.................................      163       105        148
  Corporate and Other.................................     (272)      (82)      (120)
                                                         ------     -----      -----
    Consolidated operating income.....................   $1,021       944        788
                                                         ======     =====      =====

    REVENUE. Our consolidated revenue increased 12.6% in 2006 and 13.4% in 2005, as compared to the corresponding prior year. The 2006 increase is due primarily to an 8.8% or $573 million increase at QVC and our 2006 acquisitions of Provide ($220 million), Starz Media ($86 million), FUN ($42 million) and BuySeasons ($32 million). The 2005 increase was driven primarily by growth of 14.3% at QVC and growth of 4.3% at Starz Entertainment. In addition, TruePosition's revenue increased $77 million as it continued to increase delivery and acceptance of its equipment in Cingular Wireless's markets. See Operating Results by Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, TruePosition will not recognize any revenue under this contract until 2008. TruePosition recognized approximately
$105 million of revenue under this contract in 2006 prior to signing the amendment.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles ("GAAP"). Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 16 to the accompanying consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) From Continuing Operations Before Income Taxes and Minority Interest.

    Consolidated Operating Cash Flow increased $242 million or 15.7% and
$150 million or 10.8% in 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 increase is due to a $234 million or 16.5% increase at QVC and a $15 million or 8.8% increase at Starz Entertainment. Operating cash flow for Provide of $24 million and BuySeasons of $6 million were offset by operating cash flow deficits for Starz Media of $24 million and FUN of $11 million. The 2005 increase is due to a $192 million increase for QVC and a $30 million improvement for TruePosition, partially offset by a $68 million decrease for Starz Entertainment.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees,
(2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and
(3) amortization of restricted stock grants.

    Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123R"). Statement 123R requires that we amortize the grant date fair value of our stock option and SAR awards that qualify as equity awards as stock compensation expense over the vesting period of such awards. Statement 123R also requires that we record our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our consolidated statement of operations. Prior to adoption of Statement 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock, as well as the vesting of PSARs and the equity value of the related subsidiary. The expense reflected in our consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes of $31 million, which primarily reflects the fair value of the liability portion of QVC's stock option awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $67 million of stock compensation expense for the year ended December 31, 2006, compared with $52 million for the comparable period in 2005. The 2006 stock compensation expense is net of a $24 million credit related to the terminations of QVC's stock option plan as described in note 11 to the accompanying consolidated financial statements. As of December 31, 2006, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $59 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in 2006 due to our acquisitions and capital expenditures partially offset by a decrease at Starz Entertainment due to certain intangibles becoming fully amortized. As the businesses we acquired in 2006 are not capital intensive, we do not expect them to have a significant impact on our depreciation in the future. Depreciation and amortization decreased slightly in 2005 due to certain assets becoming fully amortized, partially offset by an increase in depreciable assets due to capital expenditures.

    IMPAIRMENT OF LONG-LIVED ASSETS.  We acquired our interest in FUN in
March 2006. Subsequent to our acquisition, the market value of FUN's stock has declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which we believe the market perceives as potentially impacting FUN's skill gaming business. In connection with our annual evaluation of the recoverability of FUN's goodwill, we received a third-party valuation, which indicated that the carrying value of FUN's goodwill exceeded its market value. Accordingly, we recognized a $111 million impairment charge related to goodwill and a $2 million impairment charge related to trademarks.

    OPERATING INCOME (LOSS). We generated consolidated operating income of $1,021 million, $944 million and $788 million in 2006, 2005 and 2004, respectively. The 2006 increase is due to increases for QVC ($209 million) and Starz Entertainment ($58 million), partially offset by losses generated by FUN ($140 million, including the above-described impairment charges) and Starz Media ($29 million) as well as an increase in corporate stock compensation expense of $34 million due to the adoption of Statement 123R. Our operating income in 2005 is attributable to QVC ($921 million) and Starz Entertainment ($105 million) partially offset by operating losses of our other consolidated subsidiaries and corporate expenses.

    OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. Consolidated interest expense increased 8.6% and 1.1% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 increase is due primarily to increased borrowings by QVC, which were used to retire certain of our publicly-traded debt and transfers to our parent. The increase in 2005 is due to lower outstanding debt balances, more than offset by higher interest rates on our variable rate debt.

    DIVIDEND AND INTEREST INCOME. Interest income increased in 2006 due to higher invested cash balances. Interest and dividend income for the year ended December 31, 2006 was comprised of interest income earned on invested cash
($84 million), dividends on News Corporation common stock ($57 million), dividends on other available-for-sale ("AFS") securities ($20 million) and other ($13 million). If our exchange transaction with News Corporation described below is completed as currently contemplated, we expect that our dividend income from News Corporation in 2007 will be approximately 50% of the 2006 amount and zero in subsequent years.

    SHARE OF EARNINGS OF AFFILIATES. Our 2006 share of earnings of affiliates are attributable to Expedia ($50 million) and other investees ($41 million). In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16.2% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38.5% interest in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval and receipt of a favorable ruling from the IRS that the exchange is tax free, is expected in mid- 2007. Upon consummation, if completed, we will account for our interest in The DirecTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DirecTV Group announced that its net income for the year ended December 31, 2006 was $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2006       2005       2004
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Exchangeable debenture call option obligations.........   $(353)       172        (129)
Equity collars.........................................     (59)       311        (941)
Borrowed shares........................................     (32)      (205)       (227)
Put options............................................      --        (66)          2
Other derivatives......................................     165         45          11
                                                          -----       ----      ------
                                                          $(279)       257      (1,284)
                                                          =====       ====      ======

    GAINS (LOSSES) ON DISPOSITIONS. Aggregate gains (losses) from dispositions are comprised of the following.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
TRANSACTION                                                 2006       2005       2004
-----------                                               --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Sale of investment in Court TV..........................    $303         --         --
Sale of investment in Freescale.........................     256         --         --
Sale of investment in Telewest Global, Inc. ............      --       (266)        --
Sale of investment in Cablevision S.A. .................      --       (188)        --
Sale of News Corporation non-voting shares..............      --         --        844
Exchange transaction with Comcast.......................      --         --        387
Other, net..............................................      48         93        180
                                                            ----       ----      -----
                                                            $607       (361)     1,411
                                                            ====       ====      =====

    In the above transactions, the gains or losses were calculated based upon the difference between the carrying value of the assets relinquished, as determined on an average cost basis, compared to the fair value of the assets received. See notes 4 and 13 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

    NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS. During 2006, 2005 and 2004, we determined that certain of our cost investments experienced other-than-temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as nontemporary declines in fair value of investments in our consolidated statements of operations. The impairment recorded in 2005 includes $352 million related to our investment in News Corporation voting shares.

    INCOME TAXES. Our effective tax rate was 26.5% in 2006, 74.6% in 2005 and 60.2% in 2004. Our 2006 rate is less than the U.S. federal income tax rate of 35% due, in part, to a deferred tax benefit we recognized when we decided to effect a restructuring transaction which was effective on April 1, 2006, and which enabled us to include TruePosition in our Federal consolidated tax group on a prospective basis. As a result of this decision and considering our overall tax position, we reversed $89 million of valuation allowance recorded against TruePosition's net deferred tax assets into our statement of operations as a deferred tax benefit in 2006. This valuation allowance did not relate to net operating loss carryforwards or some other future tax deduction of TruePosition, but rather related to temporary differences caused by revenue and cost amounts that were recognized for tax purposes in prior periods, but have been deferred for financial reporting purposes until future periods. In addition, we recorded deferred tax benefits of $105 million for changes in our estimated foreign tax rate based on our projections of our ability to use foreign tax credits in the future and $25 million for changes in our estimated state tax rate used to calculate our deferred tax liabilities. These benefits were partially offset by current tax expense of $43 million on the gain on sale of Court TV for which we had higher book basis than tax basis and $39 million for impairment of goodwill that is not deductible for tax purposes. In addition, we recorded state ($34 million) and foreign ($20 million) tax expense.

    Our effective tax rate in 2005 was greater than the U.S. federal income tax rate of 35% primarily due to a tax benefit of $147 million that we recorded as a result of a change in our estimated effective state and foreign tax rates. In the third quarter of 2005, we assessed our weighted average state tax rate in connection with our spin off of Discovery Holding Company. As a result of this assessment, we decreased our state tax rate used in calculating the amount of our deferred tax liabilities and recognized a deferred income tax benefit of $131 million. Also in 2005, we reduced our estimated foreign tax rate related to QVC and recognized a tax benefit of $16 million. These tax benefits were partially offset by our foreign tax expense and an increase in our valuation allowance for deferred tax assets of subsidiaries that we do not consolidate for tax purposes. Our effective tax rate in 2004 differed from the U.S. federal income tax rate of 35% primarily due to foreign and state taxes.

    Historically, we have not made federal income tax payments due to our ability to use prior year net operating and capital losses carryforwards to offset current year taxable income. However, based on current projections, we believe that we will use our available net operating and capital losses in 2007, and that we will start making federal income tax payments to the extent that we continue to generate taxable income in the future. These payments could prove to be significant.

    NET EARNINGS (LOSS).  Our net earnings (loss) was $856 million,
($33) million and $46 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings (loss) from discontinued operations of $220 million, $10 million and ($59) million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in our 2006 earnings from discontinued operations are tax benefits of $236 million related to our excess outside tax basis in OPTV and AEG over our basis for financial reporting.

OPERATING RESULTS BY BUSINESS

    QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs and via the Internet. In the United States, QVC's programs are aired through its nationally televised shopping network 24 hours a day ("QVC-US").
Internationally, QVC's program services are based in the United Kingdom ("QVC-UK"),

Germany ("QVC-Germany") and Japan ("QVC-Japan"). QVC-UK broadcasts 24 hours a day with 17 hours of live programming, and QVC-Germany and QVC-Japan each broadcast live 24 hours a day.

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2006       2005       2004
                                                      --------   --------   --------
                                                           AMOUNTS IN MILLIONS
Net revenue.........................................  $ 7,074      6,501      5,687
Cost of sales.......................................   (4,426)    (4,112)    (3,594)
                                                      -------     ------     ------
  Gross profit......................................    2,648      2,389      2,093
Operating expenses..................................     (579)      (570)      (497)
SG&A expenses (excluding stock-based
  compensation).....................................     (413)      (397)      (366)
                                                      -------     ------     ------
  Operating cash flow...............................    1,656      1,422      1,230
Stock-based compensation............................      (50)       (52)       (33)
Depreciation and amortization.......................     (476)      (449)      (437)
                                                      -------     ------     ------
  Operating income..................................  $ 1,130        921        760
                                                      =======     ======     ======

    Net revenue is generated in the following geographical areas:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2006       2005       2004
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
QVC-US................................................   $4,983     4,640      4,141
QVC-UK................................................      612       554        487
QVC-Germany...........................................      848       781        643
QVC-Japan.............................................      631       526        416
                                                         ------     -----      -----
                                                         $7,074     6,501      5,687
                                                         ======     =====      =====

    QVC's net revenue increased 8.8% and 14.3% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year, as average sales per customer increased in both years. The 2006 increase in revenue is comprised of a $582 million increase due to an increase in the number of units shipped from 154.4 million to 165.7 million and an $88 million increase due to a 2.0% increase in the average sales price per unit ("ASP"). The revenue increases were partially offset by a $11 million decrease due to unfavorable foreign currency rates and an $86 million decrease due primarily to an increase in estimated product returns. Returns as a percent of gross product revenue increased from 18.0% in 2005 to 18.5% in 2006 due to a continued shift in the mix from home products to apparel and accessories products, which typically have higher return rates.

    The 2005 increase in revenue is comprised of a $779 million increase due to an increase in the number of units shipped from 138.0 million to 154.4 million and a $204 million increase due to a 3.7% increase in the ASP. The revenue increases were partially offset by a $145 million decrease due primarily to an increase in product returns and a $24 million decrease due to unfavorable foreign currency exchange rates. Returns as a percent of gross product revenue increased from 17.6% in 2004 to 18.0% in 2005 due to a shift in the sales mix from home products to jewelry, apparel and accessories products.

    The number of homes receiving QVC's services are as follows:

                                                                 HOMES (IN MILLIONS)
                                                            ------------------------------
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2006       2005       2004
                                                            --------   --------   --------
QVC-US....................................................    90.7       90.0       88.4
QVC-UK....................................................    19.4       17.8       15.6
QVC-Germany...............................................    37.9       37.4       35.7
QVC-Japan.................................................    18.7       16.7       14.7

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

    As noted above, during the years ended December 31, 2006 and 2005, the changes in revenue and expenses were also impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

                                            PERCENTAGE INCREASE IN NET REVENUE
                               -------------------------------------------------------------
                                        YEAR ENDED                      YEAR ENDED
                                     DECEMBER 31, 2006               DECEMBER 31, 2005
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................       7.4%            7.4%           12.1%           12.1%
QVC-UK.......................      10.5%            8.4%           13.8%           15.1%
QVC-Germany..................       8.6%            7.1%           21.5%           21.9%
QVC-Japan....................      20.0%           26.1%           26.4%           29.4%

    QVC's gross profit percentage was 37.4%, 36.7% and 36.8% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in the gross profit percentage in 2006 was due to higher initial margins due to a shift in the sales mix from home products to higher margin apparel and accessories products and to a lower inventory obsolescence provision. The slight gross profit percentage decrease in 2005 was due primarily to a higher inventory obsolescence provision.

    QVC's operating expenses are comprised of commissions and license fees, order processing and customer service expense, credit card processing fees, telecommunications expense and provision for doubtful accounts. Operating expenses increased 1.6% and 14.7% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year period. The 2005 increase is primarily due to the increase in sales volume. Operating expenses increased at a lower rate than sales in 2006 due primarily to commissions and bad debt expense. As a percentage of net revenue, operating expenses were 8.2%, 8.8% and 8.7% for 2006, 2005 and 2004, respectively. Commissions, as a percent of net revenue, were fairly consistent in 2004 and 2005 and decreased in 2006, as compared to 2005. The decrease in 2006 is due to a greater percentage of Internet sales for which lower commissions are required to be paid. In addition, commissions decreased as a percentage of revenue in QVC-Japan where certain distributors are paid the greater of (i) a fixed fee per subscriber and (ii) a specified percentage of sales. In 2006, more distributors started to receive payments based on sales volume rather than a fixed fee per subscriber. QVC's bad debt provision decreased as a percent of net revenue in 2006 due to lower write-offs on QVC's private label credit card. As a percent of net revenue, order processing and customer service expenses remained constant in 2006, but decreased in each segment in 2005 as compared to 2004. The 2005 decrease is the result of reduced personnel expense due to increased Internet sales, and operator efficiencies in call handling and staffing. QVC's telecommunications expenses as a percent of revenue remained consistent in 2006, but decreased in 2005 due to new contracts with certain of its service providers. Credit card processing fees remained consistent as a percent of net revenue for each of the years ended December 31, 2006, 2005 and 2004.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 4.0% and 8.5% during the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. Due to the fixed cost and discretionary nature of many of these expenses, SG&A expenses increased at a lower rate than revenue in 2006. In addition, QVC settled certain franchise tax audit issues and reversed
$15 million of reserves recorded in prior years. The majority of the 2005 increase reflects a $23 million increase in personnel costs due to the addition of employees to support the increased sales of QVC's foreign operations. In addition, statutory sales and use tax increased $6 million in 2005.

    QVC's depreciation and amortization expense increased for the years ended December 31, 2006 and 2005. Such increases are due to fixed asset and software additions.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Through 2006, virtually all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, expire in 2007 through 2012. During the year ended December 31, 2006, 67.8% of Starz Entertainment's revenue was generated by its four largest customers, Comcast, Echostar Communications, DirecTV and Time Warner. Starz Entertainment's affiliation agreement with DirecTV expired on June 30, 2006. In addition, the affiliation agreement with Time Warner, which originally expired on December 31, 2006, has been extended through May 31, 2007 with provisions for further extensions through June 30, 2007. Starz Entertainment is currently in negotiations with DirecTV and Time Warner regarding new agreements. There can be no assurance that any new agreements with DirecTV or Time Warner will have economic terms comparable to the old agreements.

    Starz Entertainment's operating results are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2006       2005       2004
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Revenue................................................   $1,033     1,004        963
Operating expenses.....................................     (741)     (706)      (603)
SG&A expenses..........................................     (106)     (127)      (121)
                                                          ------     -----       ----
  Operating cash flow..................................      186       171        239
Stock-based compensation...............................        3       (17)       (28)
Depreciation and amortization..........................      (26)      (49)       (63)
                                                          ------     -----       ----
  Operating income.....................................   $  163       105        148
                                                          ======     =====       ====

    Starz Entertainment's revenue increased 2.9% and 4.3% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 increase is due to a $56 million increase resulting from an increase in the average number of subscription units for Starz Entertainment's services partially offset by a $27 million decrease due to a decrease in the effective rate for Starz Entertainment services. The 2005 increase in revenue is due to an $85 million increase resulting from a rise in the average number of subscription units for Starz Entertainment's services partially offset by a $52 million decrease due to a reduction in the effective rate for Starz Entertainment's services.

    Starz Entertainment's Starz movie service and its Encore and Thematic Multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 5.7% and 6.7% in 2006 and 2005, respectively; and EMP average subscriptions increased 6.6% and 8.0% in 2006 and 2005, respectively. The effects on revenue of these increases in subscriptions units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years.

    At December 31, 2006, cable, direct broadcast satellite, and other distribution represented 66.6%, 31.6% and 1.8%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses increased $35 million or 5.0% and $103 million or 17.1% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. Such increases are due primarily to increases in programming costs, which increased from $564 million in 2004 to $668 million in 2005 and to $703 million in 2006. The 2006 programming increase is due primarily to $63 million of additional amortization of deposits previously made under certain of its output arrangements. Such amortization was partially offset by a lower cost per title for movies under certain license agreements and a decrease in programming costs due to a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions. The 2005 increase in programming costs is due to (1) a $55 million increase resulting from a higher percentage of first-run movie exhibitions as compared to the number of library product exhibitions in 2005 and (2) a $49 million increase due to a higher cost per title for movie titles under certain of Starz Entertainment's license agreements.

    Starz Entertainment expects that its programming costs in 2007 will be 6%-9% lower than the 2006 costs due to Starz Entertainment receiving fewer first-run titles under certain of its output arrangements in 2007. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of costs experienced by Starz Entertainment may differ from the amounts noted above.

    Starz Entertainment's SG&A expenses decreased $21 million or 16.5% and increased $6 million or 5.0% during 2006 and 2005, respectively, as compared to the corresponding prior year. The 2006 decrease is due primarily to lower sales and marketing expenses of $18 million due to the elimination of certain marketing support commitments under the Comcast affiliation agreement and less marketing with other affiliates, partially offset by marketing expenses related to the commercial launch of Vongo. The 2005 increase in SG&A expenses is due to
(1) $11 million of consulting and marketing expenses incurred in connection with Starz Entertainment's 2005 development and 2006 launch of Vongo, and (2) a $12 million credit recorded by Starz Entertainment in 2004 related to the recovery of certain accounts receivable from Adelphia Communications and other customers. These increases were offset by a $16 million decrease in sales and marketing as Starz Entertainment participated in fewer national marketing campaigns and obtained reduced marketing commitments under a new affiliation agreement with Comcast in 2005.

    Starz Entertainment has outstanding phantom stock appreciation rights held by its former chief executive officer. Compensation relating to the phantom stock appreciation rights has been recorded based upon the estimated fair value of Starz Entertainment. The amount of expense associated with the phantom stock appreciation rights is generally based on the vesting of such rights and the change in the fair value of Starz Entertainment.

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

    We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by entering into interest rate swap arrangements and by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of December 31, 2006, the face amount of our fixed rate debt (considering the effects of interest rate swap agreements) was $9,958 million, which had a weighted average interest rate of 4.7%. Our variable rate debt of $1,180 million had a weighted average interest rate of 6.1% at December 31, 2006.

    We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars, written put and call options and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models. Equity collars provide us with a put option that gives us the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

    Among other factors, changes in the market prices of the securities underlying our AFS Derivatives affect the fair market value of such AFS Derivatives. The following table illustrates the impact that changes in the market price of the securities underlying our equity collars would have on the fair market value of such derivatives. Such changes in fair market value would be included in realized and unrealized gains (losses) on financial instruments in our consolidated statement of operations.

                                                       ESTIMATED AGGREGATE FAIR VALUE
                                                    ------------------------------------
                                                    EQUITY COLLARS    OTHER      TOTAL
                                                    --------------   --------   --------
                                                            AMOUNTS IN MILLIONS
Fair value at December 31, 2006...................      $  802         181         983
5% increase in market prices......................      $  663         208         871
10% increase in market prices.....................      $  521         235         756
5% decrease in market prices......................      $  937         154       1,091
10% decrease in market prices.....................      $1,069         127       1,196

    At December 31, 2006, the fair value of our AFS securities was $21,596 million. Had the market price of such securities been 10% lower at December 31, 2006, the aggregate value of such securities would have been $2,160 million lower, resulting in a decrease to unrealized holding gains in other comprehensive earnings. Such decrease would be partially offset by an increase in the value of our AFS Derivatives as noted in the table above.

    From time to time and in connection with certain of our AFS Derivatives, we borrow shares of the underlying securities from a counterparty and deliver these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at our option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in our consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized holding gains or losses in other comprehensive earnings.

    We are exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

    From time to time we enter into debt swaps and swap arrangements with respect to our or third-party public and private indebtedness. Under these arrangements, we initially post collateral with the counterparty equal to a contractual percentage of the value of the referenced securities. We earn interest income based upon the face amount and stated interest rate of the referenced securities, and we pay interest expense at market rates on the amount funded by the counterparty. In the event the fair value of the underlying debt securities declines more than a pre-determined amount, we are required to post cash collateral for the decline, and we record an unrealized loss on financial instruments. The cash collateral is further adjusted up or down for subsequent changes in fair value of the underlying debt security. At December 31, 2006, the aggregate notional amount of debt securities referenced under our debt swap arrangements, which related to $830 million principal amount of certain of our publicly traded debt, was $592 million. As of such date, we had posted cash collateral equal to $109 million. In the event the fair value of the referenced debt securities were to fall to zero, we would be required to post additional cash collateral of $483 million. The posting of such collateral and the related settlement of the agreements would reduce the principal amount of our outstanding debt by $830 million.

    We periodically assess the effectiveness of our derivative financial instruments. With regard to interest rate swaps, we monitor the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields, in comparison to historical interest rate trends. We believe that any losses incurred with regard to interest rate swaps would be offset by the effects of interest rate movements on the underlying debt facilities. With regard to equity collars, we monitor historical market trends relative to values currently present in the market. We believe that any unrealized losses incurred with regard to equity collars and swaps would be offset by the effects of fair value changes on the underlying assets. These measures allow our management to evaluate the success of our use of derivative instruments and to determine when to enter into or exit from derivative instruments.

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

    Our counterparty credit risk by financial institution is summarized below:

                                                               AGGREGATE FAIR VALUE OF
                                                              DERIVATIVE INSTRUMENTS AT
COUNTERPARTY                                                      DECEMBER 31, 2006
------------                                                  -------------------------
                                                                 AMOUNTS IN MILLIONS
Counterparty A..............................................            $  504
Counterparty B..............................................               494
Other.......................................................               581
                                                                        ------
                                                                        $1,579
                                                                        ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Liberty Media LLC are filed under this Item, beginning on Page II-17. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

    None.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
Liberty Media LLC:

    We have audited the accompanying consolidated balance sheets of Liberty Media LLC and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings (loss), member's equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media LLC and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

    As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT.

                                                          KPMG LLP

Denver, Colorado
March 14, 2007

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2006 AND 2005

                                                                2006        2005*
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Assets
Current assets:
  Cash and cash equivalents.................................   $ 3,099      1,896
  Trade and other receivables, net..........................     1,276      1,059
  Inventory, net............................................       831        719
  Program rights............................................       531        599
  Financial instruments (note 6)............................       239        661
  Other current assets......................................       241        127
  Assets of discontinued operations (note 4)................       512        516
                                                               -------     ------
    Total current assets....................................     6,729      5,577
                                                               -------     ------

Investments in available-for-sale securities and other cost
  investments, including $1,482 million and $1,581 million
  pledged as collateral for share borrowing arrangements
  (note 5)..................................................    21,622     18,489
Long-term financial instruments (note 6)....................     1,340      1,123
Investments in affiliates, accounted for using the equity
  method (note 7)...........................................     1,842      1,908

Property and equipment, at cost.............................     1,531      1,196
Accumulated depreciation....................................      (385)      (250)
                                                               -------     ------
                                                                 1,146        946
                                                               -------     ------

Intangible assets not subject to amortization (note 2):
  Goodwill..................................................     7,588      6,809
  Trademarks................................................     2,471      2,385
                                                               -------     ------
                                                                10,059      9,194
                                                               -------     ------

Intangible assets subject to amortization, net (note 2).....     3,910      3,975
Other assets, at cost, net of accumulated amortization......       990        753
                                                               -------     ------

    Total assets............................................   $47,638     41,965
                                                               =======     ======

                                                                     (continued)

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                           DECEMBER 31, 2006 AND 2005

                                                                2006        2005*
                                                              ---------   ---------
                                                               AMOUNTS IN MILLIONS
Liabilities and Member's Equity
Current liabilities:
  Accounts payable..........................................  $    508         492
  Accrued interest..........................................       214         153
  Other accrued liabilities.................................     1,035         978
  Financial instruments (note 6)............................     1,484       1,939
  Current portion of debt (note 8)..........................       114       1,379
  Other current liabilities.................................       113         289
  Liabilities of discontinued operations (note 4)...........       101         114
                                                              --------     -------
    Total current liabilities...............................     3,569       5,344
                                                              --------     -------

Long-term debt (note 8).....................................     8,909       6,370
Long-term financial instruments (note 6)....................     1,706       1,087
Deferred income tax liabilities (note 9)....................     9,794       8,696
Other liabilities...........................................     1,747       1,058
                                                              --------     -------
    Total liabilities.......................................    25,725      22,555
                                                              --------     -------

Minority interests in equity of subsidiaries................       290         290

Member's equity:
  Member's equity...........................................    29,072          --
  Note receivable from parent...............................      (979)         --
  Accumulated other comprehensive earnings, net of taxes
    ("AOCE") (note 13)......................................     5,943       3,412
  AOCE of discontinued operations...........................         9           9
  Accumulated deficit.......................................   (12,422)    (13,278)
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued at December 31, 2005...........        --          --
  Series A common stock $.01 par value. Issued and
    outstanding 2,681,745,985 shares at December 31, 2005...        --          27
  Series B common stock $.01 par value. Issued 131,062,825
    shares at December 31, 2005.............................        --           1
  Additional paid-in capital................................        --      29,074
                                                              --------     -------
                                                                21,623      19,245
  Series B common stock held in treasury, at cost
    (10,000,000 shares at December 31, 2005)................        --        (125)
                                                              --------     -------
    Total member's equity...................................    21,623      19,120
                                                              --------     -------

Commitments and contingencies (note 15)

    Total liabilities and member's equity...................  $ 47,638      41,965
                                                              ========     =======

------------------------

*   See note 4.

          See accompanying notes to consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006      2005*      2004*
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Revenue:
  Net retail sales..........................................   $7,326      6,501      5,687
  Communications and programming services...................    1,287      1,145      1,056
                                                               ------     ------     ------
                                                                8,613      7,646      6,743
                                                               ------     ------     ------

Operating costs and expenses:
  Cost of sales.............................................    4,565      4,112      3,594
  Operating.................................................    1,526      1,397      1,160
  Selling, general and administrative, including stock-based
    compensation (note 2)...................................      806        648        696
  Litigation settlement.....................................       --         --        (42)
  Depreciation..............................................      119         92         91
  Amortization..............................................      463        453        456
  Impairment of long-lived assets (note 2)..................      113         --         --
                                                               ------     ------     ------
                                                                7,592      6,702      5,955
                                                               ------     ------     ------

    Operating income........................................    1,021        944        788

Other income (expense):
  Interest expense..........................................     (680)      (626)      (619)
  Dividend and interest income--third party.................      214        143        130
  Interest income--parent (note 14).........................       26         --         --
  Share of earnings of affiliates, net......................       91         13         15
  Realized and unrealized gains (losses) on financial
    instruments, net (note 6)...............................     (279)       257     (1,284)
  Gains (losses) on dispositions, net (notes 4 and 13)......      607       (361)     1,411
  Nontemporary declines in fair value of investments (note
    5)......................................................       (4)      (449)      (129)
  Other, net................................................       18        (39)       (26)
                                                               ------     ------     ------
                                                                   (7)    (1,062)      (502)
                                                               ------     ------     ------

    Earnings (loss) from continuing operations before income
      taxes and minority interest...........................    1,014       (118)       286
Income tax benefit (expense) (note 9).......................     (262)       126       (159)
Minority interests in earnings of subsidiaries..............      (27)       (51)       (22)
                                                               ------     ------     ------
    Earnings (loss) from continuing operations..............      725        (43)       105
Earnings (loss) from discontinued operations, net of taxes
  (note 4)..................................................      220         10        (59)
Cumulative effect of accounting change, net of taxes (note
  2)........................................................      (89)        --         --
                                                               ------     ------     ------
    Net earnings (loss).....................................   $  856        (33)        46
                                                               ======     ======     ======

------------------------

*   See note 4.

          See accompanying notes to consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006      2005*      2004*
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Net earnings (loss).........................................   $  856        (33)       46
                                                               ------     ------     -----

Other comprehensive earnings (loss), net of taxes (note 13):
  Foreign currency translation adjustments..................      111         (5)       20
  Recognition of previously unrealized foreign currency
    translation losses......................................       --        312        --
  Unrealized holding gains (losses) arising during the
    period..................................................    2,605     (1,121)    1,490
  Recognition of previously unrealized losses (gains) on
    available-for-sale securities, net......................     (185)       217      (486)
  Reclass unrealized gain on available-for-sale security to
    equity method investment................................       --       (197)       --
  Other comprehensive earnings (loss) from discontinued
    operations (note 4).....................................       --         (7)      (54)
                                                               ------     ------     -----
  Other comprehensive earnings (loss).......................    2,531       (801)      970
                                                               ------     ------     -----

Comprehensive earnings (loss)...............................   $3,387       (834)    1,016
                                                               ======     ======     =====

------------------------

*   See note 4.

          See accompanying notes to consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006      2005*      2004*
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
                                                                       (SEE NOTE 3)
Cash flows from operating activities:
  Net earnings (loss).......................................  $   856        (33)        46
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Loss (earnings) from discontinued operations............     (220)       (10)        59
    Cumulative effect of accounting change..................       89         --         --
    Depreciation and amortization...........................      582        545        547
    Impairment of long-lived assets.........................      113         --         --
    Stock-based compensation................................       67         52         98
    Payments of stock-based compensation....................     (115)      (103)       (10)
    Noncash interest expense, net...........................       82        101         96
    Share of earnings of affiliates, net....................      (91)       (13)       (15)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................      279       (257)     1,284
    Losses (gains) on disposition of assets, net............     (607)       361     (1,411)
    Nontemporary decline in fair value of investments.......        4        449        129
    Minority interests in earnings of subsidiaries..........       27         51         22
    Deferred income tax benefit.............................     (455)      (389)      (194)
    Other noncash charges, net..............................       44         41         20
    Changes in operating assets and liabilities, net of the
     effect of acquisitions and dispositions:
      Current assets........................................     (310)      (175)      (532)
      Payables and other current liabilities................      660        446        647
                                                              -------     ------     ------
        Net cash provided by operating activities...........    1,005      1,066        786
                                                              -------     ------     ------
Cash flows from investing activities:
  Cash proceeds from dispositions...........................    1,322         49        479
  Premium proceeds from origination of derivatives..........       59        473        193
  Net proceeds from settlement of derivatives...............      101        461        322
  Investments in and loans to cost and equity investees.....     (235)       (24)      (960)
  Cash paid for acquisitions, net of cash acquired..........     (876)        (1)       (91)
  Capital expenditures......................................     (278)      (168)      (128)
  Net sales (purchases) of short term investments...........      287        (85)       263
  Repurchases of subsidiary common stock....................     (331)       (95)      (171)
  Other investing activities, net...........................       66         (7)       103
                                                              -------     ------     ------
        Net cash provided by investing activities...........      115        603         10
                                                              -------     ------     ------
Cash flows from financing activities:
  Borrowings of debt........................................    3,229        861         --
  Repayments of debt........................................   (2,191)    (1,801)    (1,006)
  Net cash transfers to parent..............................     (953)        --       (547)
  Other financing activities, net...........................      (21)        89         28
                                                              -------     ------     ------
        Net cash provided (used) by financing activities....       64       (851)    (1,525)
                                                              -------     ------     ------

Effect of foreign currency exchange rates on cash...........       18        (45)         3
                                                              -------     ------     ------

Net cash provided to discontinued operations:
  Cash provided by operating activities.....................       62         75        260
  Cash used by investing activities.........................      (67)      (110)      (289)
  Cash provided by financing activities.....................        6         11      1,005
  Change in available cash held by discontinued
    operations..............................................       --       (177)    (1,839)
                                                              -------     ------     ------
        Net cash provided by (to) discontinued operations...        1       (201)      (863)
                                                              -------     ------     ------

          Net increase (decrease) in cash and cash
            equivalents.....................................    1,203        572     (1,589)
          Cash and cash equivalents at beginning of year....    1,896      1,324      2,913
                                                              -------     ------     ------
          Cash and cash equivalents at end of year..........  $ 3,099      1,896      1,324
                                                              =======     ======     ======

------------------------------

*   See note 4.

          See accompanying notes to consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                       NOTE                     AOCE
                                                    RECEIVABLE                  FROM                         COMMON STOCK
                                         MEMBER'S      FROM                 DISCONTINUED   ACCUMULATED   ---------------------
                                          EQUITY      PARENT       AOCE      OPERATIONS      DEFICIT     SERIES A    SERIES B
                                         --------   ----------   --------   ------------   -----------   ---------   ---------
                                                                          AMOUNTS IN MILLIONS
Balance at January 1, 2004.............  $    --         --       3,233          (32)        (13,291)        27           2
  Net earnings.........................       --         --          --           --              46         --          --
  Other comprehensive earnings
    (loss).............................       --         --       1,024          (54)             --         --          --
  Issuance of Series A common stock for
    acquisitions.......................       --         --          --           --              --         --          --
  Issuance of Series A common stock in
    exchange for Series B common
    stock..............................       --         --          --           --              --          1          (1)
  Acquisition of Series A common
    stock..............................       --         --          --           --              --         (1)         --
  Amortization of deferred
    compensation.......................       --         --          --           --              --         --          --
  Distribution to stockholders for spin
    off of Liberty Media International
    ("LMI") (note 4)...................       --         --         (51)         107              --         --          --
  Stock compensation for Liberty
    options held by LMI employees......       --         --          --           --              --         --          --
  Stock compensation for LMI options
    held by Liberty employees..........       --         --          --           --              --         --          --
  Other................................       --         --          --           --              --         --          --
                                         -------       ----       -----          ---         -------        ---         ---
Balance at December 31, 2004...........       --         --       4,206           21         (13,245)        27           1
  Net loss.............................       --         --          --           --             (33)        --          --
  Other comprehensive loss.............       --         --        (794)          (7)             --         --          --
  Issuance of Series A common stock for
    investment in available-for-sale
    security...........................       --         --          --           --              --         --          --
  Amortization of deferred
    compensation.......................       --         --          --           --              --         --          --
  Distribution to stockholders for spin
    off of Discovery Holding Company
    ("DHC") (note 4)...................       --         --          --           (5)             --         --          --
  Losses in connection with issuances
    of stock by subsidiaries and
    affiliates, net of taxes...........       --         --          --           --              --         --          --
  Issuance of common stock upon
    exercise of stock options..........       --         --          --           --              --         --          --
  AT&T tax sharing agreement
    adjustments (note 15)..............       --         --          --           --              --         --          --
  Adjustment of spin off of LMI........       --         --          --           --              --         --          --
  Other................................       --         --          --           --              --         --          --
                                         -------       ----       -----          ---         -------        ---         ---
Balance at December 31, 2005...........       --         --       3,412            9         (13,278)        27           1
  Net earnings.........................       --         --          --           --             856         --          --
  Other comprehensive earnings.........       --         --       2,531           --              --         --          --
  Issuance of common stock upon
    exercise of stock options..........       --         --          --           --              --         --          --
  Restructuring (note 1)...............   28,975         --          --           --              --        (27)         (1)
  Stock compensation...................       62         --          --           --              --         --          --
  Contribution from parent for
    acquisition........................       36         --          --           --              --         --          --
  Cash transfers to parent, net........       --       (953)         --           --              --         --          --
  Intercompany interest allocation.....       --        (26)         --           --              --         --          --
  Other................................       (1)        --          --           --              --         --          --
                                         -------       ----       -----          ---         -------        ---         ---
Balance at December 31, 2006...........  $29,072       (979)      5,943            9         (12,422)        --          --
                                         =======       ====       =====          ===         =======        ===         ===


                                         ADDITIONAL
                                          PAID-IN     TREASURY    TOTAL
                                          CAPITAL      STOCK      EQUITY
                                         ----------   --------   --------
                                               AMOUNTS IN MILLIONS
Balance at January 1, 2004.............     38,903        --      28,842
  Net earnings.........................         --        --          46
  Other comprehensive earnings
    (loss).............................         --        --         970
  Issuance of Series A common stock for
    acquisitions.......................        152        --         152
  Issuance of Series A common stock in
    exchange for Series B common
    stock..............................        125      (125)         --
  Acquisition of Series A common
    stock..............................     (1,016)       --      (1,017)
  Amortization of deferred
    compensation.......................         31        --          31
  Distribution to stockholders for spin
    off of Liberty Media International
    ("LMI") (note 4)...................     (4,512)       --      (4,456)
  Stock compensation for Liberty
    options held by LMI employees......         (4)       --          (4)
  Stock compensation for LMI options
    held by Liberty employees..........         17        --          17
  Other................................          5        --           5
                                           -------      ----      ------
Balance at December 31, 2004...........     33,701      (125)     24,586
  Net loss.............................         --        --         (33)
  Other comprehensive loss.............         --        --        (801)
  Issuance of Series A common stock for
    investment in available-for-sale
    security...........................         14        --          14
  Amortization of deferred
    compensation.......................         38        --          38
  Distribution to stockholders for spin
    off of Discovery Holding Company
    ("DHC") (note 4)...................     (4,609)       --      (4,614)
  Losses in connection with issuances
    of stock by subsidiaries and
    affiliates, net of taxes...........        (22)       --         (22)
  Issuance of common stock upon
    exercise of stock options..........         10        --          10
  AT&T tax sharing agreement
    adjustments (note 15)..............        (40)       --         (40)
  Adjustment of spin off of LMI........        (28)       --         (28)
  Other................................         10        --          10
                                           -------      ----      ------
Balance at December 31, 2005...........     29,074      (125)     19,120
  Net earnings.........................         --        --         856
  Other comprehensive earnings.........         --        --       2,531
  Issuance of common stock upon
    exercise of stock options..........          3        --           3
  Restructuring (note 1)...............    (29,072)      125          --
  Stock compensation...................         --        --          62
  Contribution from parent for
    acquisition........................         --        --          36
  Cash transfers to parent, net........         --        --        (953)
  Intercompany interest allocation.....         --        --         (26)
  Other................................         (5)       --          (6)
                                           -------      ----      ------
Balance at December 31, 2006...........         --        --      21,623
                                           =======      ====      ======

          See accompanying notes to consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2006, 2005 AND 2004

(1) BASIS OF PRESENTATION

    On May 9, 2006, Liberty Media Corporation (formerly known as Liberty Media Holding Corporation, "New Liberty") completed the previously announced restructuring (the "Restructuring") pursuant to which New Liberty was organized as a new holding company. In the Restructuring, New Liberty issued shares of its two newly created tracking stocks, Liberty Capital and Liberty Interactive, in exchange for outstanding shares of Liberty Media LLC (formerly known as Liberty Media Corporation, "Liberty" or the "Company") and became the new publicly traded parent company of Liberty. Immediately prior to the Restructuring, New Liberty was a direct, wholly owned subsidiary of Liberty. Also on May 9, 2006, in connection with and immediately subsequent to the Restructuring, Liberty converted from a Delaware corporation into a Delaware limited liability company.

    The accompanying consolidated financial statements include the accounts of Liberty and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Liberty is a holding company which, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in North America, Europe and Asia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

RECEIVABLES

    Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $72 million and $66 million at December 31, 2006 and 2005, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

                                                 ADDITIONS
                              BALANCE    -------------------------                 BALANCE
                             BEGINNING    CHARGED                    DEDUCTIONS-    END OF
                              OF YEAR    TO EXPENSE   ACQUISITIONS   WRITE-OFFS      YEAR
                             ---------   ----------   ------------   -----------   --------
                                                  AMOUNTS IN MILLIONS
2006.......................     $66          27            14            (35)         72
                                ===          ==            ==            ===          ==
2005.......................     $63          37            --            (34)         66
                                ===          ==            ==            ===          ==
2004.......................     $78          19            --            (34)         63
                                ===          ==            ==            ===          ==

INVENTORY

    Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

PROGRAM RIGHTS

    Program rights are amortized on a film-by-film basis over the anticipated number of exhibitions. Program rights payable are initially recorded at the estimated cost of the programs when the film is available for airing.

INVESTMENT IN FILMS AND TELEVISION PROGRAMS

    Investment in films and television programs generally includes the cost of proprietary films and television programs that have been released, completed and not released, in production, and in development or pre-production. Capitalized costs include the acquisition of story rights, the development of stories, production labor, postproduction costs and allocable overhead and interest costs. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and participation and residual costs are accrued based on the proportion that current revenue from the films bear to an estimate of total revenue anticipated from all markets (ultimate revenue). Ultimate revenue estimates may not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series.

    Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates.

    Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film. Costs of films in development or pre-production are charged to expense if the project is abandoned, or if the film has not been set for production within three years from the time of the first capitalized transaction.

    The investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film should be assessed. If the estimated fair value of a film is less than its unamortized cost, then the excess of unamortized costs over the estimated fair value is charged to expense.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company uses various derivative instruments including equity collars, written put and call options, bond swaps and interest rate swaps to manage fair value and cash flow risk associated with many of its investments and some of its variable rate debt. Liberty's derivative instruments are executed with counterparties who are well known major financial institutions. While Liberty believes these derivative instruments effectively manage the risks highlighted above, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the derivative instrument upon settlement of the derivative instrument. To protect itself against credit risk associated with these counterparties the Company generally:

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

    Liberty accounts for its derivatives pursuant to Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133") and related amendments and interpretations. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. During 2006, the Company entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. These interest rate swap arrangements have been designated as cash flow hedges. The Company assesses the effectiveness of its interest rate swaps using the hypothetical derivative method. Hedge ineffectiveness had no impact on earnings for the year ended December 31, 2006. None of the Company's other derivatives have been designated as hedges.

    The fair value of the Company's equity collars and other similar derivative instruments is estimated using third party estimates or the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from independent sources based on the expected volatility of the underlying security over the term of the derivative instrument. The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

GOODWILL

    Changes in the carrying amount of goodwill are as follows:

                                                                         STARZ
                                                      QVC, INC.    ENTERTAINMENT, LLC    OTHER      TOTAL
                                                      ----------   ------------------   --------   --------
                                                                       AMOUNTS IN MILLIONS
Balance at January 1, 2005..........................    $5,264           1,383             156      6,803
  Foreign currency translation adjustments..........        23              --              --         23
  Other.............................................       (14)             --              (3)       (17)
                                                        ------           -----            ----      -----
Balance at December 31, 2005........................     5,273           1,383             153      6,809
  Acquisitions(1)...................................         5              --             878        883
  Disposition(2)....................................        --              --            (124)      (124)
  Impairment(3).....................................        --              --            (111)      (111)
  Foreign currency translation adjustments..........        60              --              --         60
  Other(4)..........................................        78             (12)              5         71
                                                        ------           -----            ----      -----
Balance at December 31, 2006........................    $5,416           1,371             801      7,588
                                                        ======           =====            ====      =====

------------------------

(1) During the year ended December 31, 2006, Liberty and its subsidiaries completed several acquisitions, including the acquisition of controlling interests in Provide Commerce, Inc., FUN Technologies, Inc. ("FUN"), BuySeasons, Inc. and IDT Entertainment, Inc., for aggregate cash consideration of $876 million, net of cash acquired, the issuance of New Liberty common stock and the assumption of debt. In connection with these acquisitions, Liberty recorded goodwill of $883 million which represents the difference between the consideration paid and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending completion of the Company's purchase price allocation process, including finalization of third-party valuations.

(2) During the second quarter of 2006, the Company sold its 50% interest in Courtroom Television Network, LLC ("Court TV"). In connection with such sale, the Company relieved $124 million of enterprise-level goodwill that had been allocated to the Court TV investment.

(3) Liberty acquired its interest in FUN in March 2006. Subsequent to its acquisition, the market value of FUN's stock has declined significantly due to the performance of certain of FUN's subsidiaries

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    and uncertainty surrounding government legislation of Internet gambling which Liberty believes the market perceives as potentially impacting FUN's skill gaming business. In connection with its annual evaluation of the recoverability of FUN's goodwill, Liberty received a third-party valuation, which indicated that the carrying value of FUN's goodwill exceeded its market value. Accordingly, Liberty recognized a $111 million impairment charge related to goodwill.

(4) Other activity for QVC, Inc. ("QVC") represents Liberty's acquisition of shares of QVC common stock held by employees and officers of QVC. Amounts recorded as goodwill represent the difference between the price paid for such minority interest and the carrying amount of the minority interest less amounts allocated to other intangible assets.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

    Intangible assets subject to amortization are comprised of the following:

                                              DECEMBER 31, 2006                    DECEMBER 31, 2005
                                      ----------------------------------   ----------------------------------
                                       GROSS                      NET       GROSS                      NET
                                      CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                       AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                      --------   ------------   --------   --------   ------------   --------
                                                                AMOUNTS IN MILLIONS
Distribution rights.................   $2,699          (981)     1,718      2,628           (788)     1,840
Customer relationships..............    2,545          (581)     1,964      2,356           (393)     1,963
Other...............................      699          (471)       228        543           (371)       172
                                       ------        ------      -----      -----         ------      -----
Total...............................   $5,943        (2,033)     3,910      5,527         (1,552)     3,975
                                       ======        ======      =====      =====         ======      =====

    Amortization of intangible assets with finite useful lives was $463 million, $453 million and $456 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on its amortizable intangible assets as of December 31, 2006, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2007........................................................    $462
2008........................................................    $430
2009........................................................    $389
2010........................................................    $363
2011........................................................    $352

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company is the United States ("U.S.") dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in stockholders' equity.

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

REVENUE RECOGNITION

    Revenue is recognized as follows:

    - Revenue from retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2006, 2005 and 2004 aggregated $1,554 million, $1,375 million and $1,165 million, respectively.

    - Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements.

    - Revenue from sales and licensing of software and related service and maintenance is recognized pursuant to Statement of Position No. 97-2, "SOFTWARE REVENUE RECOGNITION." For multiple element contracts with vendor specific objective evidence, the Company recognizes revenue for each specific element when the earnings process is complete. If vendor specific objective evidence does not exist, revenue is deferred and recognized on a straight-line basis over the remaining term of the maintenance period after all other elements have been delivered.

    - Revenue relating to proprietary films is recognized in accordance with Statement of Position (SOP) 00-02, ACCOUNTING BY PRODUCERS OR DISTRIBUTORS OF FILMS. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement, the license period has begun and is available for telecast or exploitation.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

COST OF SALES

    Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

ADVERTISING COSTS

    Advertising costs generally are expensed as incurred. Advertising expense aggregated $112 million, $45 million and $47 million for the years ended December 31, 2006, 2005 and 2004, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

STOCK-BASED COMPENSATION

FASB STATEMENT 123R

    As more fully described in note 11, certain employees of the Company and employees of its subsidiaries hold options, stock appreciation rights ("SARs") and options with tandem SARs to purchase shares of New Liberty common stock (collectively, "Awards"). In addition, QVC had granted combination stock options/SARs ("QVC Awards") to certain of its employees. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. Liberty has adopted Statement 123R using the modified prospective method.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, which is net of related income taxes of $31 million. Under Statement 123R, the QVC Awards were required to be bifurcated into a liability award and an equity award. Previously, under APB Opinion No. 25, no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change. Also, in connection with the adoption of Statement 123R, the Company has eliminated its unearned compensation balance as of January 1, 2004

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

of $98 million against additional paid-in capital. Compensation expense related to restricted shares granted to certain officers and employees of the Company continues to be recorded as such stock vests.

    Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

YEARS ENDED:
------------
December 31, 2006...........................................    $67
December 31, 2005...........................................    $52
December 31, 2004...........................................    $98

    As of December 31, 2006, the total unrecognized compensation cost related to unvested New Liberty equity awards was approximately $59 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

PRO FORMA DISCLOSURE

    Prior to adoption of Statement 123R, the Company accounted for compensation expense related to Awards held by its officers and employees pursuant to the recognition and measurement provisions of APB Opinion No. 25. All of the Awards were accounted for as variable plan awards, and compensation was recognized based upon the percentage of the options that were vested and the intrinsic value of the options at the balance sheet date. The Company accounted for QVC Awards using fixed-plan accounting. The following table illustrates the effect on earnings from continuing operations for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of Statement 123 to its options. Compensation expense for SARs and options with tandem SARs was the same under APB Opinion No. 25 and Statement 123. Accordingly, no pro forma adjustment for such Awards is included in the following table.

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2005           2004
                                                              --------       --------
                                                                      AMOUNTS
                                                                    IN MILLIONS
Earnings (loss) from continuing operations..................    $(43)          105
  Add stock compensation as determined under the intrinsic
    value method, net of taxes..............................       2             2
  Deduct stock compensation as determined under the fair
    value method, net of taxes..............................     (42)          (41)
                                                                ----           ---
Pro forma earnings (loss) from continuing operations........    $(83)           66
                                                                ====           ===

IMPACT OF SPIN OFF TRANSACTIONS

    In connection with the spin off of Liberty subsidiaries Liberty Media International ("LMI") and Discovery Holding Company ("DHC") in 2004 and 2005, respectively, certain employees of Liberty received LMI and DHC options. Liberty records compensation expense related to these awards based on the grant date fair value over the remaining vesting period.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

ESTIMATES

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges,
(ii) its accounting for income taxes, (iii) the fair value of its derivative instruments, (iv) its assessment of nontemporary declines in value of its investments and (v) its estimates of retail related adjustments and allowances to be its most significant estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement 133 and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Statement 155 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company intends to adopt the provisions of Statement 155 effective January 1, 2007 and account for its senior exchangeable debentures at fair value rather than bifurcating such debentures into a debt instrument and a derivative instrument as required by Statement 133. If the Company had adopted Statement 155 as of December 31, 2006, it

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

would have recorded an increase to long-term debt of $1.9 billion, a decrease to long-term derivative instruments of $1.3 billion and an increase to accumulated deficit of $600 million.

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

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS" ("Statement 157"), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Liberty is currently evaluating the potential impact of the adoption of Statement 157 on its consolidated balance sheet, statements of operations and comprehensive earnings (loss), and statements of cash flows.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Currently under Statement of Financial Accounting Standards No. 115, entities are required to recognize changes in fair value of available-for-sale securities in the balance sheet in accumulated other comprehensive earnings. Statement 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. Liberty is currently evaluating the potential impacts of Statement 159 on its financial statements and has not made a determination as to which of its financial instruments, if any, it will choose to apply the provisions of Statement 159.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(3) SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             2006       2005       2004
                                                           --------   --------   --------
                                                                AMOUNTS IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired..........................   $1,494        1         79
  Net liabilities assumed................................     (227)      --         --
  Deferred tax liabilities...............................      (48)      --         --
  Minority interest......................................      (72)      --         12
  Exchange of cost investment............................     (235)      --         --
  Common stock issued....................................      (36)      --         --
                                                            ------      ---        ---
    Cash paid for acquisitions, net of cash acquired.....   $  876        1         91
                                                            ======      ===        ===
Cash paid for interest...................................   $  510      477        515
                                                            ======      ===        ===
Cash paid for income taxes...............................   $  152      161         49
                                                            ======      ===        ===

(4) DISCONTINUED OPERATIONS

SALE OF OPENTV CORP.

    In October 2006, New Liberty entered into an agreement with an unaffiliated third party to sell Liberty's controlling interest in OpenTV Corp. ("OPTV") for cash consideration of $132 million. As part of an agreement with OPTV, Liberty would pay up to $20 million of the cash proceeds to OPTV on the first anniversary of the closing, subject to the satisfaction of certain conditions. The sale was consummated on January 16, 2007.

SALE OF ASCENT ENTERTAINMENT GROUP, INC.

    In December 2006, New Liberty entered into an agreement with an unaffiliated third party to sell Liberty's 100% ownership interest in Ascent Entertainment Group, Inc. ("AEG") for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. AEG's primary operating subsidiary is On Command Corporation. Consummation of the transaction is subject to customary closing conditions, including regulatory approval, and is expected to occur in mid-2007. Subsequent to the closing, if consummated, Liberty would own approximately 9.9% of the buyer's outstanding common stock.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

    The DHC Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the DHC Spin Off and cross indemnities. Pursuant to the DHC Facilities and Services Agreement, Liberty provides DHC with office space and certain general and administrative services including legal, tax, accounting, treasury, engineering and investor relations support. DHC reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for DHC's allocable portion of facilities costs and costs associated with any shared services or personnel.

    Under the DHC Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty and DHC. DHC is responsible for all other taxes with respect to returns which include DHC, but do not include Liberty whether accruing before, on or after the DHC Spin Off. The DHC Tax Sharing Agreement requires that DHC will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the DHC Spin Off from qualifying as a tax-free transaction. Moreover, DHC has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the DHC Spin Off from qualifying as a tax-free transaction.

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

    Following the LMI Spin Off, LMI and Liberty operate independently. In connection with the LMI Spin Off, LMI and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between Liberty and LMI after the LMI Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement and a Tax Sharing Agreement.

    The LMI Reorganization Agreement provided for, among other things, the principal corporate transactions required to effect the LMI Spin Off and cross indemnities.

    Under the LMI Tax Sharing Agreement, Liberty generally is responsible for U.S. federal, state and local and foreign income taxes owing with respect to consolidated returns which include both Liberty

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

and LMI. LMI is responsible for all other taxes with respect to returns which include LMI, but do not include Liberty whether accruing before, on or after the LMI Spin Off. The LMI Tax Sharing Agreement requires that LMI will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the LMI Spin Off from qualifying as a tax-free transaction. Moreover, LMI has indemnified Liberty for any loss resulting from such action or failure to act, if such action or failure to act precludes the LMI Spin Off from qualifying as a tax-free transaction.

    In the third quarter of 2005, Liberty filed its 2004 tax return and adjusted the amount of net operating loss and capital loss carryforwards allocated to LMI. Such adjustment resulted in an increase to Liberty's deferred income tax liabilities and a reduction of additional paid-in capital of $28 million.

DMX MUSIC

    During the fourth quarter of 2004, the executive committee of the board of directors of Liberty approved a plan to dispose of Liberty's approximate 56% ownership interest in Maxide Acquisition, Inc. (d/b/a DMX Music, "DMX"). On February 14, 2005, DMX commenced proceedings under Chapter 11 of the United States Bankruptcy Code. DMX entered into an arrangement, subject to the approval by the Bankruptcy Court, to sell substantially all of its operating assets to an independent third party. On May 16, 2005, the Bankruptcy Court entered a written order approving the transaction, and the sale transaction was completed. As a result of the DMX Bankruptcy filing, Liberty deconsolidated DMX effective December 31, 2004. In connection with its decision to dispose of its ownership interest, Liberty recognized a $23 million impairment loss to write down the carrying value of the net assets of DMX to their estimated fair value based upon the aforementioned arrangement to sell the assets. Such loss has been included in loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2004.

    The consolidated financial statements and accompanying notes of Liberty have been prepared reflecting OPTV, AEG, DHC, LMI and DMX as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported separately in such consolidated financial statements.

    Certain combined statement of operations information for OPTV, AEG, DHC, LMI and DMX, which is included in earnings (loss) from discontinued operations, is as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             2006       2005       2004
                                                           --------   --------   --------
                                                                AMOUNTS IN MILLIONS
Revenue..................................................    $335       704       2,081
Loss before income taxes and minority interests..........    $(30)       (1)       (159)

    Liberty's tax basis in the common stock of each of OPTV and AEG as of December 31, 2006 exceeds their respective carrying amounts reported for financial reporting purposes. As of December 31, 2006, Liberty has recognized a deferred tax asset of $236 million for this excess tax basis with an offsetting deferred tax benefit, which is included in earnings from discontinued operations in the accompanying consolidated statement of operations. In 2004, Liberty recognized a similar deferred tax benefit of $38 million related to its tax basis in DMX and reported such benefit in its income tax

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

benefit for continuing operations for the year ended December 31, 2004. Liberty has revised its 2004 presentation to report the deferred tax benefit for DMX as a component of loss from discontinued operations.

(5) INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES AND OTHER COST INVESTMENTS

    Investments in AFS securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

                                                                 DECEMBER 31,
                                                             ---------------------
                                                               2006        2005
                                                             ---------   ---------
                                                              AMOUNTS IN MILLIONS
News Corporation...........................................   $11,158      8,171
Time Warner Inc. ("Time Warner")(1)........................     3,728      2,985
IAC/InterActiveCorp ("IAC")................................     2,572      1,960
Sprint Nextel Corporation ("Sprint")(2)....................     1,651      2,162
Motorola, Inc. ("Motorola")(3).............................     1,522      1,672
Other AFS equity securities(4).............................       830      1,088
Other AFS debt securities(5)...............................       135        372
Other cost investments and related receivables.............        34         79
                                                              -------     ------
                                                               21,630     18,489
  Less short-term investments..............................        (8)        --
                                                              -------     ------
                                                              $21,622     18,489
                                                              =======     ======

------------------------

(1) Includes $198 million and $158 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(2) Includes $170 million and $94 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(3) Includes $1,068 million and $1,173 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(4) Includes $46 million and $156 million of shares pledged as collateral for share borrowing arrangements at December 31, 2006 and 2005, respectively.

(5) At December 31, 2006, other AFS debt securities include $127 million of investments in third-party marketable debt securities held by Liberty and $8 million of such securities held by subsidiaries of Liberty. At December 31, 2005, such investments aggregated $372 million and zero, respectively.

NEWS CORPORATION

    In December 2006, New Liberty announced that it had entered into an exchange agreement with News Corporation pursuant to which, if completed, Liberty would exchange its approximate 16.2% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38.5% interest in The DirecTV Group, Inc., three regional sports television networks and approximately $550 million in cash. Consummation of the exchange, which is subject to various closing conditions, including approval by News Corporation's shareholders, regulatory approval

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid 2007.

    In November 2004, Liberty entered into total return equity swaps with a financial institution with respect to 92 million shares of News Corporation voting stock ("NWS"). Pursuant to the terms of the swap, the financial institution acquired the 92 million shares of NWS for Liberty's benefit for a weighted average strike price of $17.48. In December 2004, Liberty elected to terminate the swaps. In connection with such termination, Liberty delivered
86.9 million shares of News Corporation non-voting stock ("NWSA") with a fair market value of $1,608 million in exchange for the 92 million shares of NWS with a fair market value of $1,749 million. Accordingly, Liberty recognized a pre-tax gain on the swap transaction of $141 million, which is included in realized and unrealized gains on financial instruments and a pre-tax gain on the exchange of NWSA for NWS of $710 million, which is included in gains on dispositions. At December 31, 2006, Liberty has an approximate 16.2% economic interest and an approximate 19.1% voting interest in News Corporation.

IAC/INTERACTIVECORP

    Effective August 9, 2005, IAC completed the spin-off of its subsidiary, Expedia, Inc. ("Expedia"). Shareholders of IAC, including Liberty, received one share of Expedia for each share of IAC owned. Subsequent to the spin-off of Expedia, Liberty owned approximately 20% of the outstanding Expedia common stock representing a 52% voting interest. However, under existing governance arrangements, the Chairman of Expedia is currently entitled to vote Liberty's shares of Expedia, subject to certain limitations. As Liberty has appointed two out of ten members of Expedia's board of directors, it accounts for this investment using the equity method of accounting. Liberty allocated its pre-spin off carrying value in IAC between IAC and Expedia based on the relative trading prices of IAC and Expedia. Unrealized holding gains included in the carrying value allocated to Expedia were reversed as part of this allocation.

    At December 31, 2006, Liberty owns approximately 24% of IAC common stock representing an approximate 57% voting interest. However, under existing governance arrangements, the Chairman of IAC is currently entitled to vote Liberty's shares, and due to the fact that Liberty has rights to appoint only two of thirteen members to the IAC board of directors, Liberty's ability to exert significant influence over IAC is limited at this time. Accordingly, Liberty accounts for this investment as an AFS security.

NONTEMPORARY DECLINES IN FAIR VALUE OF INVESTMENTS

    During the years ended December 31, 2006, 2005 and 2004, Liberty determined that certain of its AFS securities (including News Corporation in 2005) and cost investments experienced nontemporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for the majority of these impairments was the length of time the investments traded below Liberty's cost bases and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices at the balance sheet date. These adjustments are reflected as nontemporary declines in fair value of investments in the consolidated statements of operations. The amount of nontemporary decline recognized for Liberty's News Corporation voting shares in 2005 was $352 million.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

UNREALIZED HOLDINGS GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in AFS securities are summarized below.

                                             DECEMBER 31, 2006         DECEMBER 31, 2005
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $9,335            --       5,459         17
Gross unrealized holding losses.........    $   (1)           --         (27)        --

    The aggregate fair value of securities with unrealized holding losses at December 31, 2006 was $6 million. None of these securities had unrealized losses for more than 12 continuous months.

(6) FINANCIAL INSTRUMENTS

    The Company's financial instruments are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
TYPE OF DERIVATIVE                                              2006       2005
------------------                                            --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
ASSETS
  Equity collars............................................   $1,218      1,568
  Put spread collars........................................       --        133
  Other.....................................................      361         83
                                                               ------     ------
                                                                1,579      1,784
  Less current portion......................................     (239)      (661)
                                                               ------     ------
                                                               $1,340      1,123
                                                               ======     ======
LIABILITIES
  Borrowed shares...........................................   $1,482      1,581
  Exchangeable debenture call option obligations............    1,280        927
  Put options...............................................       --        342
  Equity collars............................................      416        160
  Other.....................................................       12         16
                                                               ------     ------
                                                                3,190      3,026
  Less current portion......................................   (1,484)    (1,939)
                                                               ------     ------
                                                               $1,706      1,087
                                                               ======     ======

EQUITY COLLARS AND PUT OPTIONS

    The Company has entered into equity collars, written put and call options and other financial instruments to manage market risk associated with its investments in certain marketable securities. These instruments are recorded at fair value based on option pricing models. Equity collars provide the Company with a put option that gives the Company the right to require the counterparty to purchase a specified number of shares of the underlying security at a specified price at a specified date in the

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

future. Equity collars also provide the counterparty with a call option that gives the counterparty the right to purchase the same securities at a specified price at a specified date in the future. The put option and the call option generally have equal fair values at the time of origination resulting in no cash receipts or payments.

BORROWED SHARES

    From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in other comprehensive earnings.

EXCHANGEABLE DEBENTURE CALL OPTION OBLIGATIONS

    Liberty has issued senior exchangeable debentures which are exchangeable for the value of a specified number of shares of Sprint and Embarq Corporation common stock, Motorola common stock, Viacom Class B and CBS Corporation Class B common stock or Time Warner common stock, as applicable. (See note 8 for a more complete description of the exchangeable debentures.)

    Under Statement 133, the call option feature of the exchangeable debentures is reported separately from the long-term debt portion in Liberty's consolidated balance sheets at fair value. Changes in the fair value of the call option obligations are recognized as unrealized gains (losses) on derivative instruments in Liberty's consolidated statements of operations.

REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2006       2005       2004
                                                         --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Exchangeable debenture call option obligations.........   $(353)       172        (129)
Equity collars.........................................     (59)       311        (941)
Borrowed shares........................................     (32)      (205)       (227)
Put options............................................      --        (66)          2
Other derivatives......................................     165         45          11
                                                          -----       ----      ------
                                                          $(279)       257      (1,284)
                                                          =====       ====      ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(7) INVESTMENTS IN AFFILIATES ACCOUNTED FOR USING THE EQUITY METHOD

    Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2006 and the carrying amount at December 31, 2005:

                                              DECEMBER 31, 2006     DECEMBER 31, 2005
                                            ---------------------   ------------------
                                            PERCENTAGE   CARRYING        CARRYING
                                            OWNERSHIP     AMOUNT          AMOUNT
                                            ----------   --------   ------------------
                                                    DOLLAR AMOUNTS IN MILLIONS
Expedia...................................     21%        $1,254           1,213
GSN.......................................     50%           253             255
Court TV..................................     N/A            --             297
Other.....................................   various         335             143
                                                          ------           -----
                                                          $1,842           1,908
                                                          ======           =====

EXPEDIA

    IAC completed the spin off of Expedia on August 9, 2005. Accordingly, the Company recorded its share of earnings of Expedia for the five months ended December 31, 2005. The fair value of the Company's investment in Expedia was $1,452 million and $1,659 million at December 31, 2006 and 2005, respectively. Summarized unaudited financial information for Expedia is as follows:

    CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Current assets..............................................   $1,183       590
Property and equipment......................................      137        91
Goodwill....................................................    5,861     5,860
Intangible assets...........................................    1,029     1,177
Other assets................................................       59        39
                                                               ------     -----
  Total assets..............................................   $8,269     7,757
                                                               ======     =====

Current liabilities.........................................   $1,400     1,438
Deferred income taxes.......................................      369       369
Other liabilities...........................................      534       144
Minority interest...........................................       62        72
Stockholders' equity........................................    5,904     5,734
                                                               ------     -----
  Total liabilities and equity..............................   $8,269     7,757
                                                               ======     =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Revenue.....................................................   $2,238      2,119
Cost of revenue.............................................     (503)      (480)
                                                               ------     ------
  Gross profit..............................................    1,735      1,639
Selling, general and administrative expenses................   (1,273)    (1,116)
Amortization................................................     (111)      (126)
                                                               ------     ------
  Operating income..........................................      351        397
Interest income.............................................       32         51
Other income (expense)......................................        1        (33)
Income tax expense..........................................     (139)      (186)
                                                               ------     ------
  Net earnings..............................................   $  245        229
                                                               ======     ======

(8) LONG-TERM DEBT

    Debt is summarized as follows:

                                                               OUTSTANDING      CARRYING VALUE
                                                                PRINCIPAL        DECEMBER 31,
                                                              DECEMBER 31,    -------------------
                                                                  2006          2006       2005
                                                              -------------   --------   --------
                                                                      AMOUNTS IN MILLIONS
Senior notes and debentures
  3.5% Senior Notes due 2006................................     $    --           --        121
  Floating Rate Senior Notes due 2006.......................          --           --      1,247
  7.875% Senior Notes due 2009..............................         670          667        666
  7.75% Senior Notes due 2009...............................         234          234        235
  5.7% Senior Notes due 2013................................         802          800        800
  8.5% Senior Debentures due 2029...........................         500          495        495
  8.25% Senior Debentures due 2030..........................         902          895        895
Senior exchangeable debentures
  4% Senior Exchangeable Debentures due 2029................         869          254        251
  3.75% Senior Exchangeable Debentures due 2030.............         810          234        231
  3.5% Senior Exchangeable Debentures due 2031..............         600          238        235
  3.25% Senior Exchangeable Debentures due 2031.............         551          119        117
  0.75% Senior Exchangeable Debentures due 2023"............       1,750        1,637      1,552
QVC bank credit facilities..................................       3,225        3,225        800
Other subsidiary debt.......................................         225          225        104
                                                                 -------       ------     ------
  Total debt................................................     $11,138        9,023      7,749
                                                                 =======
  Less current maturities...................................                     (114)    (1,379)
                                                                               ------     ------
  Total long-term debt......................................                   $8,909      6,370
                                                                               ======     ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

SENIOR NOTES AND DEBENTURES

    Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

    The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $17 million at each of December 31, 2006 and 2005. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

SENIOR EXCHANGEABLE DEBENTURES

    Each $1,000 debenture of Liberty's 4% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and .5737 shares of Embarq Corporation ("Embarq"), which Sprint spun off to its shareholders in May 2006. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

    Each $1,000 debenture of Liberty's 3.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock and .4194 shares of Embarq common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

    Each $1,000 debenture of Liberty's 3.5% Senior Exchangeable Debentures (the "Motorola Exchangeables") is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock and, prior to the cash distribution described below, 4.0654 shares of Freescale Semiconductor, Inc. ("Freescale"), which Motorola spun off to its shareholders in December 2004. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of the cash distribution described below, the adjusted principal amount of each $1,000 debenture is $837.38. Effective December 1, 2006, a consortium of private equity firms purchased all of the common stock of Freescale, including the Freescale common stock owned by Liberty. Pursuant to the terms of the indenture covering the Motorola Exchangeables, Liberty announced that it would make a cash distribution of $162.62 per $1,000 bond to holders of such bonds. Such distribution was made in January 2007, and Liberty reduced its outstanding debt by $97.6 million.

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

    Each $1,000 debenture of Liberty's 0.75% Senior Exchangeable Debentures is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of New Liberty common stock or a combination thereof. On or after April 5, 2008, Liberty, at its option, may redeem the

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

debentures, in whole or in part, for shares of Time Warner common stock, cash or any combination thereof equal to the face amount of the debentures plus accrued interest. On March 30, 2008, March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner common stock, cash, New Liberty common stock, or any combination thereof.

    Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

    In accordance with Statement 133, the call option feature of the exchangeable debentures is reported at fair value and separately from the long-term debt in the consolidated balance sheet. The reported amount of the long-term debt portion of the exchangeable debentures is calculated as the difference between the face amount of the debentures and the fair value of the call option feature on the date of issuance. The long-term debt is accreted to its face amount over the expected term of the debenture using the effective interest method. Accordingly, at December 31, 2006, the difference between the principal amount and the carrying value of the long-term debt portion is the unamortized fair value of the call option feature that was recorded at the date of issuance of the respective debentures. Accretion related to the Company's exchangeable debentures aggregated $95 million, $89 million and $83 million during the years ended December 31, 2006, 2005 and 2004, respectively, and is included in interest expense in the accompanying consolidated statements of operations.

QVC BANK CREDIT FACILITIES

    Effective May 20, 2005, QVC entered into an unsecured $2 billion bank credit facility. In March 2006, such facility was refinanced with a new unsecured
$3.5 billion bank credit facility, which was subsequently amended on October 4, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011, and accrue interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by JP Morgan Chase Bank, N.A. from time to time. The weighted average interest rate for all borrowings under the March 2006 Credit Agreement at December 31, 2006 was 6.11%. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

    On October 4, 2006, QVC entered into a new credit agreement (the
"October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan made on October 13, 2006 and $950 million of delayed draw term loans to be made from time to time upon the request of QVC. The delayed draw term loans are available until September 30, 2007 and are subject to reductions in the principal amount available starting on March 31, 2007. The loans bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Wachovia Bank, N.A. from time to time. The weighted average interest rate for all borrowings under the October 2006 Credit Agreement at

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

December 31, 2006 was 6.10%. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments. The loans are scheduled to mature on October 4, 2011.

    The March 2006 Credit Agreement and the October 2006 Credit Agreement contain restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at December 31, 2006. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowing.

QVC INTEREST RATE SWAP ARRANGEMENTS

    During 2006, QVC entered into seven separate interest rate swap arrangements with an aggregate notional amount of $1,400 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at a rate of 4.9575% and to receive variable payments at 3 month LIBOR. QVC also entered into three separate interest rate swap arrangements with an aggregate notional amount of $800 million. These swap arrangements provide for QVC to make fixed payments at a rate of 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying consolidated balance sheet.

OTHER SUBSIDIARY DEBT

    Other subsidiary debt at December 31, 2006 is comprised of capitalized satellite transponder lease obligations and Starz Media bank debt.

FIVE YEAR MATURITIES

    The U.S. dollar equivalent of the annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2007........................................................   $  114
2008........................................................   $1,768
2009........................................................   $  969
2010........................................................   $   69
2011........................................................   $3,240

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Fixed rate senior notes.....................................   $1,678     1,838
Senior debentures...........................................   $1,422     1,347
Senior exchangeable debentures, including call option
  obligation................................................   $4,361     3,858

    Liberty believes that the carrying amount of its subsidiary debt, which is primarily variable rate debt, approximated fair value at December 31, 2006.

(9) INCOME TAXES

    Income tax benefit (expense) consists of:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2006       2005       2004
                                                          --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Current:
  Federal...............................................   $(513)      (100)      (178)
  State and local.......................................     (92)       (75)       (61)
  Foreign...............................................    (112)       (88)      (114)
                                                           -----       ----       ----
                                                            (717)      (263)      (353)
                                                           -----       ----       ----

Deferred:
  Federal...............................................     352        219        123
  State and local.......................................      99        172         63
  Foreign...............................................       4         (2)         8
                                                           -----       ----       ----
                                                             455        389        194
                                                           -----       ----       ----

Income tax benefit (expense)............................   $(262)       126       (159)
                                                           =====       ====       ====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2006       2005       2004
                                                              --------   --------   --------
                                                                   AMOUNTS IN MILLIONS
Computed expected tax benefit (expense).....................   $(346)       59         (92)
Change in estimated foreign and state tax rates.............     130       147           2
State and local income taxes, net of federal income taxes...     (34)        7          (4)
Foreign taxes, net of foreign tax credits...................     (20)      (31)        (47)
Change in valuation allowance affecting tax expense.........      76       (40)         (3)
Impairment of goodwill not deductible for tax purposes......     (39)       --          --
Disposition of nondeductible goodwill in sales
  transaction...............................................     (43)       --          --
Minority interest...........................................     (10)      (10)         (6)
Dividends received deduction................................      12        12          --
Disqualifying disposition of incentive stock options not
  deductible for book purposes..............................      14        --          --
Other, net..................................................      (2)      (18)         (9)
                                                               -----       ---        ----
  Income tax benefit (expense)..............................   $(262)      126        (159)
                                                               =====       ===        ====

    The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Deferred tax assets:
  Net operating and capital loss carryforwards..............  $   460       513
  Accrued stock compensation................................       79        90
  Other future deductible amounts...........................      485       399
                                                              -------     -----
    Deferred tax assets.....................................    1,024     1,002
  Valuation allowance.......................................      (93)     (155)
                                                              -------     -----
    Net deferred tax assets.................................      931       847
                                                              -------     -----

Deferred tax liabilities:
  Investments...............................................    6,885     6,048
  Intangible assets.........................................    2,362     2,523
  Discount on exchangeable debentures.......................      981     1,006
  Other.....................................................      369        89
                                                              -------     -----
    Deferred tax liabilities................................   10,597     9,666
                                                              -------     -----

Net deferred tax liabilities................................  $ 9,666     8,819
                                                              =======     =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Current deferred tax asset..................................   $ (128)      (46)
Current deferred tax liabilities............................       --       169
Long-term deferred tax liabilities..........................    9,794     8,696
                                                               ------     -----
  Net deferred tax liabilities..............................   $9,666     8,819
                                                               ======     =====

    The Company's valuation allowance decreased $76 million in 2006 related to the recognition of a tax benefit and increased $14 million due to acquisitions.

    At December 31, 2006, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $893 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2009: $351 million; 2011: $169 million and beyond 2011:
$373 million. Of the foregoing net operating and capital loss carryforward amount, approximately $288 million is subject to certain limitations and may not be currently utilized. The remaining $605 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,218 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split off from AT&T Corp. ("AT&T"). Of that amount, $629 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on its exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums ("TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. If the IRS were to similarly challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in its deferred tax expense. However, Liberty would be required to make current federal income tax payments and may be required to make interest payments to the IRS. These payments could prove to be significant.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

(10) TRANSACTIONS WITH OFFICERS AND DIRECTORS

CHAIRMAN'S EMPLOYMENT AGREEMENT

    New Liberty's Chairman's employment agreement provides for, among other things, deferral of a portion (not in excess of 40%) of the monthly compensation payable to him for all employment years commencing on or after January 1, 1993. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of the Chairman's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The aggregate liability under this arrangement at December 31, 2006 is $2.0 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Chairman's employment agreement also provides that in the event of termination of his employment with Liberty, he will be entitled to receive 240 consecutive monthly payments equal to $15,000 increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences ($115,350 per month as of December 31, 2006). Such payments would commence on the first day of the month succeeding the termination of employment. In the event of the Chairman's death, his beneficiaries would be entitled to receive the foregoing monthly payments. The aggregate liability under this arrangement at December 31, 2006 is $27.7 million, and is included in other liabilities in the accompanying consolidated balance sheet.

    The Chairman deferred a portion of his monthly compensation under his previous employment agreement with Tele-Communications, Inc. ("TCI"). The Company assumed the obligation to pay that deferred compensation in connection with the TCI/AT&T Merger in 1999. The deferred obligation (together with interest at the rate of 13% per annum compounded annually), which aggregated $15.7 million at December 31, 2006 and is included in other liabilities in the accompanying consolidated balance sheets, is payable on a monthly basis, following the occurrence of specified events, under the terms of the previous employment agreement. The rate at which interest accrues on the deferred obligation was established in 1983 pursuant to the previous employment agreement.

(11) STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

NEW LIBERTY--INCENTIVE PLANS

    Pursuant to the Liberty Media Corporation 2000 Incentive Plan, as amended from time to time (the "New Liberty Incentive Plan"), certain employees of the Company hold stock options, SARs and stock options with tandem SARs (collectively, "Awards") to purchase shares of New Liberty Capital and New Liberty Interactive Series A and Series B common stock. The New Liberty Incentive Plan provides for Awards to be made in respect of a maximum of 48 million shares of common stock of New Liberty. New Liberty issues new shares upon exercise of equity awards.

    On December 17, 2002, shareholders of the Company approved the New Liberty Media Corporation 2002 Nonemployee Director Incentive Plan, as amended from time to time (the "NDIP"). Under the NDIP, the New Liberty Board of Directors (the "New Liberty Board") has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

NEW LIBERTY--GRANTS

    Awards granted pursuant to the New Liberty Incentive Plan and the NDIP during 2004 through the Restructuring in 2006 are provided in the table below. The exercise prices in the table represent the exercise price on the date of grant and have not been adjusted for the effects of the LMI Spin Off, the DHC Spin Off or the Restructuring, as applicable.

                                                                                                                      WEIGHTED
                                                                    NUMBER     WEIGHTED                               AVERAGE
                                                                      OF       AVERAGE                                 GRANT
        GRANT                       GRANT                GRANT      AWARDS     EXERCISE    VESTING                      DATE
        YEAR                        GROUP                 TYPE      GRANTED     PRICE       PERIOD        TERM       FAIR VALUE
---------------------   ------------------------------  --------   ---------   --------   ----------   -----------   ----------
SERIES A AWARDS
2004                    Employees.....................  SARs       4,011,450    $ 8.45      5 years      10 years       $4.36
2004                    Non-employee directors........  SARs          66,000    $11.00        1 year     10 years       $5.84
2005                    Employees.....................  Options    9,076,750    $ 8.26      4 years       7 years       $2.34
2005                    Non-employee directors........  SARs          55,000    $10.36        1 year     10 years       $4.50
2006                    Employees.....................  Options    2,473,275    $ 8.24      4 years       7 years       $2.28
2006                    Non-employee directors........  Options      150,000    $ 8.70        1 year     10 years       $2.74

SERIES B AWARDS
2005                    Employees.....................  Options    1,800,000    $ 9.21      3 years      10 years       $4.67

    Subsequent to the Restructuring, New Liberty granted 10,018,000 options to purchase New Liberty Interactive Series A stock to officers and employees of certain of its subsidiaries. Such options had an estimated weighted average grant-date fair value of $4.94 per share.

    The estimated fair values of the options noted above are based on the Black-Scholes model. The key assumptions used in the model for purposes of these calculations generally include the following: (a) a discount rate equal to the Treasury rate for bonds with the same expected term as the Award; (b) a 21% volatility factor; (c) the expected term of the Award; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

NEW LIBERTY--OUTSTANDING AWARDS

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase New Liberty common stock granted to certain officers, employees and directors of the Company.

                                                        NEW LIBERTY              NEW LIBERTY
                                                         SERIES A                 SERIES B
                                                          COMMON                   COMMON
                                                           STOCK        WAEP        STOCK        WAEP
                                                        -----------   --------   -----------   --------
                                                                NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1, 2006........................     51,729      $ 9.23       29,965      $10.92
  Granted.............................................      2,623      $ 8.28           --
  Exercised...........................................     (6,659)     $ 0.73           --
  Forfeited...........................................       (117)     $18.69           --
  Converted to New Liberty Capital and New Liberty
    Interactive.......................................    (47,576)     $10.34      (29,965)     $10.92
                                                          -------                  -------
Outstanding at December 31, 2006......................         --                       --
                                                          =======                  =======

                                             NEW LIBERTY CAPITAL                         NEW LIBERTY INTERACTIVE
                                 -------------------------------------------   -------------------------------------------
                                 SERIES A               SERIES B               SERIES A               SERIES B
                                  COMMON                 COMMON                 COMMON                 COMMON
                                   STOCK       WAEP       STOCK       WAEP       STOCK       WAEP       STOCK       WAEP
                                 ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                              NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1,
  2006........................        --                     --                     --                     --
  Converted from New Liberty
    Series A and Series B.....     2,378     $ 94.62      1,498     $101.37     11,889      $21.48      7,491      $23.41
  Granted.....................        --                     --                 10,018      $18.04         --
  Exercised...................       (39)    $ 57.40         --                   (187)     $13.06         --
  Forfeited...................       (21)    $268.28         --                   (217)     $34.32         --
                                   -----                 ------                 ------                  -----
Outstanding at December 31,
  2006........................     2,318     $ 93.24      1,498     $101.37     21,503      $19.71      7,491      $23.41
                                   =====                 ======                 ======                  =====
Exercisable at December 31,
  2006........................     1,620     $100.33      1,438     $102.03      8,393      $22.59      7,191      $23.56
                                   =====                 ======                 ======                  =====

    The following table provides additional information about outstanding options to purchase New Liberty common stock at December 31, 2006.

                               NO. OF                      WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
                             OUTSTANDING     WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                               OPTIONS     OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
                               (000'S)       OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
                             -----------   -----------   ------------   ---------   -----------   -----------   ---------
Capital Series A..........       2,318       $ 93.24     5.0 years       $25,671       1,620        $100.33      $10,883
Capital Series B..........       1,498       $101.37     4.4 years       $ 1,171       1,438        $102.03      $   390
Interactive Series A......      21,503       $ 19.71     5.7 years       $60,413       8,393        $ 22.59      $11,942
Interactive Series B......       7,491       $ 23.41     4.4 years       $   950       7,191        $ 23.56      $   317

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

NEW LIBERTY--EXERCISES

    The aggregate intrinsic value of all options exercised during the years ended December 31, 2006, 2005 and 2004 was $52 million, $109 million and $16 million, respectively.

NEW LIBERTY--RESTRICTED STOCK

    The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of New Liberty common stock held by certain officers and employees of the Company as of December 31, 2006 (numbers of shares in thousands).

                                                              NUMBER
                                                             OF SHARES     WAFV
                                                             ---------   --------
New Liberty Capital Series A...............................     175       $90.17
New Liberty Interactive Series A...........................     747       $22.55

    The aggregate fair value of all restricted shares of New Liberty common stock that vested during the years ended December 31, 2006, 2005 and 2004 was $30 million, $35 million and less than $1 million, respectively.

QVC AWARDS

    QVC had a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan") for employees, officers, directors and other persons designated by the Stock Option Committee of QVC's board of directors. Under the Tandem Plan, the option price was generally equal to the fair market value, as determined by an independent appraisal, of a share of the underlying common stock of QVC at the date of the grant. If the eligible participant elected the SAR feature of the Tandem Plan, the participant received 75% of the excess of the fair market value of a share of QVC common stock over the exercise price of the option to which it was attached at the exercise date. QVC applied fixed plan accounting in accordance with APB Opinion No. 25. Under the Tandem Plan, option/SAR terms were ten years from the date of grant, with options/SARs generally becoming exercisable over four years from the date of grant. During the years ended December 31, 2006, 2005 and 2004, QVC received cash proceeds from the exercise of options aggregating $48 million, $46 million and $39 million, respectively. In 2005 and 2004, QVC also repurchased shares of common stock issued upon exercise of stock options in prior years. Cash payments aggregated $71 million and $168 million, respectively, for these repurchases.

    On August 14, 2006, QVC terminated the Tandem Plan and offered to exchange New Liberty Interactive Share Units, as defined below, for all outstanding unvested QVC Awards as of September 30, 2006 (the "Exchange Offer"). At the time of the Exchange Offer, there were 150,234 outstanding options to purchase QVC common stock. Of those outstanding options, 70,168 were vested and exercisable and 80,066 were unvested. Each holder of unvested QVC options who accepted the Exchange Offer received New Liberty Interactive Share Units in an amount equal to the in-the-money value of the exchanged QVC options divided by the closing market price of New Liberty Interactive Series A common stock on the trading day preceding commencement of the Exchange Offer. New Liberty Interactive Share Units vest on the same vesting schedule as the unvested QVC Awards and represent the right to receive a cash payment equal to the value of New Liberty Interactive common

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

stock on the vesting date. All unvested QVC Awards were exchanged for approximately 2,348,000 New Liberty Interactive Share Units. Liberty accounted for the Exchange Offer as a settlement of the outstanding unvested QVC Awards. The difference between the fair value of the New Liberty Interactive Share Units and the fair value of unvested QVC Awards has been reflected as a reduction to stock-based compensation in the accompanying consolidated statement of operations.

    Also on August 14, 2006, a subsidiary of Liberty offered to purchase for cash all outstanding shares of QVC common stock owned by officers and employees of QVC and all vested QVC Awards (the "Tender Offer"). Officers and employees of QVC owned 54,973 shares or 1.09% of QVC common stock at the time of the Tender Offer. The Exchange Offer and the Tender Offer both expired on September 30, 2006. All vested QVC Awards and 49,575 outstanding shares of QVC common stock were tendered as of September 30, 2006 resulting in cash payments aggregating approximately $258 million. The remaining 5,398 shares of QVC common stock were redeemed subsequent to September 30, 2006 for additional aggregate cash payments of approximately $17 million. Liberty accounted for the cash paid for outstanding shares of QVC common stock as the acquisition of a minority interest. The difference between the cash paid and the carrying value of the minority interest was allocated to intangible assets using a purchase accounting model. The cash paid for vested options was less than the carrying value of the related liability. Such difference has been reflected as a reduction to stock-based compensation in the accompanying consolidated statement of operations. The aggregate credit to stock-based compensation for the Exchange Offer and the Tender Offer was $24 million. Subsequent to the completion of the foregoing transactions, Liberty owns 100% of the equity of QVC.

STARZ ENTERTAINMENT

    Starz Entertainment has outstanding Phantom Stock Appreciation Rights ("PSARS") held by its former chief executive officer. Such PSARs are fully vested and expire on October 17, 2011, and Starz Entertainment has accrued
$130 million as of December 31, 2006 related to the PSARs. Such amount is payable in cash, New Liberty common stock or a combination thereof. In
December 2005, Starz Entertainment terminated a second PSAR plan for certain of its other executive officers and made cash payments aggregating $7 million upon termination.

OTHER

    Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(12) EMPLOYEE BENEFIT PLANS

    New Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in New Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

aggregated $30 million, $22 million and $22 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(13) OTHER COMPREHENSIVE EARNINGS (LOSS)

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

    The change in the components of accumulated other comprehensive earnings
(loss), net of taxes, is summarized as follows:

                                                                           ACCUMULATED
                                            FOREIGN       UNREALIZED          OTHER
                                           CURRENCY        HOLDING        COMPREHENSIVE
                                          TRANSLATION   GAINS (LOSSES)   EARNINGS (LOSS),
                                          ADJUSTMENTS   ON SECURITIES      NET OF TAXES
                                          -----------   --------------   ----------------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2004..............     $(286)          3,519            3,233
  Other comprehensive earnings..........        20           1,004            1,024
  Contribution to LMI...................        --             (51)             (51)
  Other activity........................         9              (9)              --
                                             -----          ------            -----
Balance at December 31, 2004............      (257)          4,463            4,206
  Other comprehensive earnings (loss)...       307          (1,101)            (794)
                                             -----          ------            -----
Balance at December 31, 2005............        50           3,362            3,412
  Other comprehensive earnings..........       111           2,420            2,531
                                             -----          ------            -----
Balance at December 31, 2006............     $ 161           5,782            5,943
                                             =====          ======            =====

    Included in Liberty's accumulated other comprehensive earnings (loss) at December 31, 2004 was $123 million, net of income taxes, of foreign currency translation losses related to Cablevision, S.A. ("Cablevision"), a former equity method investment of Liberty, and $186 million, net of income taxes, of foreign currency translation losses related to Telewest Global, Inc. ("Telewest"), another former equity method investment of Liberty. In the first quarter of 2005, Liberty disposed of its interests in Cablevision and Telewest. Accordingly, Liberty recognized in its statement of operations $488 million of foreign currency translation losses (before income tax benefits) related to Cablevision and Telewest that were previously included in accumulated other comprehensive earnings (loss).

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

                                                                              TAX
                                                              BEFORE-TAX   (EXPENSE)   NET-OF-TAX
                                                                AMOUNT      BENEFIT      AMOUNT
                                                              ----------   ---------   ----------
                                                                      AMOUNTS IN MILLIONS
YEAR ENDED DECEMBER 31, 2006:
Foreign currency translation adjustments....................    $   179        (68)         111
Unrealized holding gains on securities arising during
  period....................................................      4,202     (1,597)       2,605
Reclassification adjustment for holding gains realized in
  net loss..................................................       (298)       113         (185)
                                                                -------     ------       ------
  Other comprehensive earnings..............................    $ 4,083     (1,552)       2,531
                                                                =======     ======       ======

YEAR ENDED DECEMBER 31, 2005:
Foreign currency translation adjustments....................    $    (8)         3           (5)
Reclassification adjustment for currency losses realized in
  net earnings..............................................        503       (191)         312
Unrealized holding losses on securities arising during
  period....................................................     (1,808)       687       (1,121)
Reclassification adjustment for holding gains realized in
  net earnings..............................................        350       (133)         217
Reclass unrealized gain on AFS security.....................       (318)       121         (197)
                                                                -------     ------       ------
  Other comprehensive loss..................................    $(1,281)       487         (794)
                                                                =======     ======       ======

YEAR ENDED DECEMBER 31, 2004:
Foreign currency translation adjustments....................    $    33        (13)          20
Unrealized holding losses on securities arising during
  period....................................................      2,443       (953)       1,490
Reclassification adjustment for holding gains realized in
  net earnings..............................................       (797)       311         (486)
                                                                -------     ------       ------
  Other comprehensive earnings..............................    $ 1,679       (655)       1,024
                                                                =======     ======       ======

(14) TRANSACTIONS WITH RELATED PARTIES

    The company has made interest-bearing cash advances to New Liberty. Such advances aggregated $979 million as of December 31, 2006. Interest, which accrues daily at 3-month LIBOR plus 1.35% (6.72% at December 31, 2006), aggregated $26 million for the period from the Restructuring to December 31, 2006.

    Starz Entertainment pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $69 million, $84 million and $99 million in 2006, 2005 and 2004, respectively.

(15) COMMITMENTS AND CONTINGENCIES

FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

films that were available for exhibition by Starz Entertainment at December 31, 2006 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2006 is payable as follows: $110 million in 2007; $9 million in 2008; and $8 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2006. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $538 million in 2007; $148 million in 2008;
$93 million in 2009; $87 million in 2010; $31 million in 2011 and $67 million thereafter.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution through 2006. Films are generally available to Starz Entertainment for exhibition
10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

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

GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At December 31, 2006, Liberty's guarantees for obligations for films released by such date aggregated $695 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

OPERATING LEASES

    Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $32 million, $33 million and $39 million for the years ended December 31, 2006, 2005 and 2004, respectively.

    A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2006 follows (amounts in millions):

YEARS ENDING DECEMBER 31:
-------------------------
2007........................................................    $28
2008........................................................    $24
2009........................................................    $21
2010........................................................    $16
2011........................................................    $13
Thereafter..................................................    $31

    It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2006.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

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

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual was made for AT&T's March 2006 request.

    Although for accounting purposes Liberty has accrued a portion of the amounts claimed by AT&T to be owed by Liberty under the AT&T Tax Sharing Agreement, Liberty believes there are valid

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

defenses or set-off or similar rights in its favor that may cause the total amount that it owes AT&T to be less than the amounts accrued; and under certain interpretations of the AT&T Tax Sharing Agreement, Liberty may be entitled to further reimbursements from AT&T.

(16) INFORMATION ABOUT LIBERTY'S OPERATING SEGMENTS

    Liberty is a holding company, which through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of Liberty's businesses is separately managed. Liberty identifies its reportable segments as
(A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, earnings before income taxes or total assets and
(B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

    For the year ended December 31, 2006, Liberty has identified the following consolidated subsidiaries as its reportable segments:

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

    - Starz Entertainment--consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

PERFORMANCE MEASURES

                                                              YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 2006                   2005                   2004
                                         --------------------   --------------------   --------------------
                                                    OPERATING              OPERATING              OPERATING
                                         REVENUE    CASH FLOW   REVENUE    CASH FLOW   REVENUE    CASH FLOW
                                         --------   ---------   --------   ---------   --------   ---------
                                                                AMOUNTS IN MILLIONS
QVC....................................   $7,074      1,656      6,501       1,422      5,687       1,230
Starz Entertainment....................    1,033        186      1,004         171        963         239
Corporate and other....................      506        (59)       141         (52)        93         (78)
                                          ------      -----      -----       -----      -----       -----
Consolidated Liberty...................   $8,613      1,783      7,646       1,541      6,743       1,391
                                          ======      =====      =====       =====      =====       =====

BALANCE SHEET INFORMATION

                                                                          DECEMBER 31,
                                                       ---------------------------------------------------
                                                                 2006                       2005
                                                       ------------------------   ------------------------
                                                        TOTAL      INVESTMENTS     TOTAL      INVESTMENTS
                                                        ASSETS    IN AFFILIATES    ASSETS    IN AFFILIATES
                                                       --------   -------------   --------   -------------
                                                                       AMOUNTS IN MILLIONS
QVC..................................................  $19,100          104        15,615            2
Starz Entertainment..................................    2,825           --         2,966           45
Corporate and other..................................   30,142        1,738        24,717        1,861
Assets of discontinued operations....................      512           --           516           --
                                                       -------        -----        ------        -----
                                                        52,579        1,842        43,814        1,908
Intercompany elimination.............................   (4,941)          --        (1,849)          --
                                                       -------        -----        ------        -----
Consolidated Liberty.................................  $47,638        1,842        41,965        1,908
                                                       =======        =====        ======        =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

                        DECEMBER 31, 2006, 2005 AND 2004

    The following table provides a reconciliation of segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interest:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
                                                            AMOUNTS IN MILLIONS
Consolidated segment operating cash flow.............   $1,783     1,541       1,391
Stock-based compensation.............................      (67)      (52)        (98)
Litigation settlement................................       --        --          42
Depreciation and amortization........................     (582)     (545)       (547)
Impairment of long-lived assets......................     (113)       --          --
Interest expense.....................................     (680)     (626)       (619)
Realized and unrealized gains (losses) on derivative
  instruments, net...................................     (279)      257      (1,284)
Gains (losses) on dispositions, net..................      607      (361)      1,411
Nontemporary declines in fair value of investments...       (4)     (449)       (129)
Other, net...........................................      349       117         119
                                                        ------     -----      ------
  Earnings (loss) from continuing operations before
    income taxes and minority interest...............   $1,014      (118)        286
                                                        ======     =====      ======

REVENUE BY GEOGRAPHIC AREA

    Revenue by geographic area based on the location of customers is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2006       2005       2004
                                                        --------   --------   --------
                                                             AMOUNTS IN MILLIONS
United States.........................................   $6,504     5,784      5,194
Germany...............................................      848       781        643
Other foreign countries...............................    1,261     1,081        906
                                                         ------     -----      -----
  Consolidated Liberty................................   $8,613     7,646      6,743
                                                         ======     =====      =====

LONG-LIVED ASSETS BY GEOGRAPHIC AREA

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
United States...............................................   $  678      586
Germany.....................................................      119      204
Other foreign countries.....................................      349      156
                                                               ------      ---
  Consolidated Liberty......................................   $1,146      946
                                                               ======      ===

                                   PART III.

ITEM 10. OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

ITEM 11. OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

ITEM 12. OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

ITEM 13. OMITTED PURSUANT TO GENERAL INSTRUCTION I(2)(C) OF FORM 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements, including our consolidated subsidiaries, for 2006 and 2005, and fees billed for other services rendered by KPMG LLP:

                                                           2006        2005
                                                        ----------   ---------
Audit fees............................................  $4,929,000   4,778,000
Audit related fees(1).................................     315,000     683,000
                                                        ----------   ---------
  Audit and audit related fees........................   5,244,000   5,461,000
Tax fees(2)...........................................   1,100,000   1,324,000
                                                        ----------   ---------
  Total fees..........................................  $6,344,000   6,785,000
                                                        ==========   =========

------------------------

(1) Audit related fees consisted of professional consultations with respect to accounting issues affecting our financial statements, reviews of registration statements and issuance of consents, due diligence related to potential business combinations and audits of financial statements of certain employee benefits plans.

(2) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

    New Liberty's audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and does not believe that the provision of such other services is incompatible with KPMG LLP maintaining its independence.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
  SERVICES OF INDEPENDENT AUDITOR

    We are a wholly owned subsidiary of New Liberty, which is our sole member-manager. Accordingly, we do not have a separate board of directors or audit committee. The audit committee of New Liberty's board of directors acts on our behalf. We and New Liberty share the same independent auditor, KPMG LLP.

    On May 5, 2006, the audit committee of New Liberty adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by the independent auditor. Pursuant to this policy, New Liberty's audit committee has approved the engagement of the independent auditor to provide the following services (collectively the pre-approved services):

    - audit services as specified in the policy, including (i) financial audits of New Liberty and its subsidiaries, (ii) services associated with periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and and consents), (iii) attestations of management's reports on internal controls and (iv) consultations with management as to accounting or reporting of transactions;

                                     III-1

    - audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans,
      (iii) attestation services not required by statute or regulation,
      (iv) certain audits incremental to the audit of New Liberty's consolidated financial statements, and (v) closing balance sheet audits related to dispositions; and

    - tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

    Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is expected to result in fees in excess of $100,000 requires the specific pre-approval of New Liberty's audit committee. In addition, any engagement of independent auditors for services other than the pre-approved services requires the specific approval of New Liberty's audit committee. New Liberty's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Donne F. Fisher currently serves as the chairman of New Liberty' audit committee.

    The pre-approval policy prohibits the engagement of the independent auditor to provide any services that are subject to the prohibition imposed by
Section 201 of the Sarbanes-Oxley Act.

    All services provided to us by the independent auditor during 2006 were approved in accordance with the terms of the policy.

                                     III-2

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  FINANCIAL STATEMENTS

    Included in Part II of this Report:

                                                              PAGE NO.
                                                              ---------
Liberty Media LLC:

  Report of Independent Registered Public Accounting Firm...    II-17

  Consolidated Balance Sheets, December 31, 2006 and 2005...    II-18

  Consolidated Statements of Operations, Years ended
    December 31, 2006, 2005 and 2004........................    II-20

  Consolidated Statements of Comprehensive Earnings (Loss),
    Years ended December 31, 2006, 2005 and 2004............    II-21

  Consolidated Statements of Cash Flows, Years Ended
    December 31, 2006, 2005 and 2004........................    II-22

  Consolidated Statements of Member's Equity, Years ended
    December 31, 2006, 2005 and 2004........................    II-23

  Notes to Consolidated Financial Statements, December 31,
    2006, 2005 and 2004.....................................    II-24

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

(a)(3)  EXHIBITS

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                                 3--Articles of Incorporation and Bylaws:

         3.1            Certificate of Formation of Liberty Media LLC ("Liberty"),
                          dated May 9, 2006 (incorporated by reference to
                          Exhibit 3.1 to Liberty's Current Report on Form 8-K (File
                          No. 001-16615) as filed on May 15, 2006 (the "May 2006
                          8-K")).

         3.2            Certificate of Conversion to Limited Liability Company of
                          LMC MergerSub, Inc. to Liberty Media LLC, dated May 9,
                          2006 (incorporated by reference to Exhibit 3.2 to the May 2006 8-K).

         3.3            Limited Liability Company Operating Agreement of Liberty,
                          dated May 9, 2006 (incorporated by reference to Exhibit 3.3 to the May 2006 8-K).

4--Instruments Defining the Rights of Securities Holders, including Indentures:

         4.1            Indenture, dated as of July 7, 1999, between Liberty and The
                          Bank of New York (incorporated by reference to
                          Exhibit 4.1 to the Registration Statement on Form S-4 of
                          Liberty (File No. 333-86491) as filed on September 3,
                          1999, the "Liberty S-4 Registration Statement").

         4.2            Liberty undertakes to furnish the Securities and Exchange
                          Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

                                                  10--Material Contracts:

        10.1            Inter-Group Agreement dated as of March 9, 1999, between
                          AT&T Corp. and Liberty, Liberty Media Group LLC and each
                          Covered Entity listed on the signature pages thereof
                          (incorporated by reference to Exhibit 10.2 to the Liberty
                          S-4 Registration Statement).

        10.2            Ninth Supplement to Inter-Group Agreement dated as of
                          June 14, 2001, between and among AT&T Corp., on the one
                          hand, and Liberty, Liberty Media Group LLC, AGI LLC,
                          Liberty SP, Inc., LMC Interactive, Inc. and Liberty
                          AGI, Inc., on the other hand (incorporated by reference to
                          Exhibit 10.25 to the Registration Statement on Form S-1 of
                          Liberty (File No. 333-66034) as filed on July 27, 2001).

        10.3            Intercompany Agreement dated as of March 9, 1999, between
                          Liberty and AT&T Corp. (incorporated by reference to Exhibit 10.3 to the Liberty S-4 Registration Statement).

        10.4            Tax Sharing Agreement dated as of March 9, 1999, by and
                          among AT&T Corp., Liberty, Tele-Communications, Inc.,
                          Liberty Ventures Group LLC, Liberty Media Group LLC, TCI
                          Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by
                          reference to Exhibit 10.4 to the Liberty S-4 Registration
                          Statement).

        10.5            First Amendment to Tax Sharing Agreement dated as of
                          May 28, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).

        10.6            Second Amendment to Tax Sharing Agreement dated as of
                          September 24, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of Liberty (File No. 333-93917) as filed on February 9,
                          2000 (the "Liberty S-1 Registration Statement")).

        10.7            Third Amendment to Tax Sharing Agreement dated as of
                          October 20, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).

        10.8            Fourth Amendment to Tax Sharing Agreement dated as of
                          October 28, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).

        10.9            Fifth Amendment to Tax Sharing Agreement dated as of
                          December 6, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).

        10.10           Sixth Amendment to Tax Sharing Agreement dated as of
                          December 10, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.10 to the Liberty S-l Registration Statement).

        10.11           Seventh Amendment to Tax Sharing Agreement dated as of
                          December 30, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.11 to the Liberty S-l Registration Statement).

        10.12           Eighth Amendment to Tax Sharing Agreement dated as of
                          July 25, 2000, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.12 to the Registration Statement on Form S-1 of
                          Liberty (File No. 333-55998) as filed on February 21,
                          2001).

        10.13           Instrument dated January 14, 2000, adding The Associated
                          Group, Inc. as a party to the Tax Sharing Agreement dated
                          as of March 9, 1999, as amended, among The Associated
                          Group, Inc., AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.12 to the Liberty S-1 Registration Statement).

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

        10.15           Second Amendment to Malone Employment Agreement effective
                          January 1, 2003 (incorporated by reference to
                          Exhibit 10.15 to Liberty's Annual Report on Form 10-K for
                          the year ended December 31, 2003 (File No. 001-16615) as
                          filed on March 15, 2004 (the "Liberty 2003 10-K")).

        10.16           Letter Agreement, dated as of May 8, 2003, between Robert R.
                          Bennett and Liberty regarding Mr. Bennett's personal use
                          of Liberty's aircraft (incorporated by reference to
                          Exhibit 10.19 to the Liberty 2003 10-K).

        10.17           Time Sharing Agreement regarding personal use of Liberty's aircraft, dated as of March 29, 2005, between Robert R.
                          Bennett and Liberty (incorporated by reference to
                          Exhibit 10.1 to the Quarterly Report on Form 10-Q of
                          Liberty for the period ended March 31, 2005 (File
                          No. 001-16615) as filed on May 9, 2005 (the "Liberty First
                          Quarter 2005 10-Q").

        10.18           Letter Agreement regarding personal use of Liberty's
                          aircraft, dated as of May 4, 2005, between Robert R.
                          Bennett and Liberty (incorporated by reference to Exhibit 10.2 to the Liberty First Quarter 2005 10-Q).

        10.19           Employment Agreement, dated as of December 28, 2005, between
                          Liberty and Mr. Bennett (incorporated by reference to
                          Exhibit 99.1 to Liberty's Current Report on Form 8-K (File
                          No. 001-16615) as filed on December 30, 2005 (the "Liberty
                          December 2005 8-K")).

        10.20           Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett
                          (incorporated by reference to Exhibit 99.2 to the Liberty
                          December 2005 8-K).

        10.21           Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Liberty
                          (incorporated by reference to Exhibit 99.3 to the Liberty
                          December 2005 8-K).

        10.22           Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Liberty (incorporated by reference to Exhibit 99.4 to the Liberty December 2005 8-K).

        10.23           $3,500,000,000 Credit Agreement, dated as of March 3, 2006, among QVC, Inc., as Borrower; the Lenders party hereto; JP
                          Morgan Chase Bank, N.A., as Administrative Agent; and
                          Wachovia Capital Markets, LLC, as Syndication Agent (the
                          "March 2006 Credit Agreement") (incorporated by reference
                          to Exhibit 10.1 to Liberty's Quarterly Report on
                          Form 10-Q for the quarter ended March 31, 2006 (File
                          No. 001-16615) as filed on May 8, 2006).

        10.24           Amendment dated October 4, 2006 to the March 2006 Credit
                          Agreement (incorporated by reference to Exhibit 99.2 to
                          Liberty's Current Report on Form 8-K (File No. 001-16615)
                          as filed on October 10, 2006 (the "October 2006 8-K")).

        10.25           $1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent,
                          Bank of America N.A. and J.P. Morgan Securities Inc., as
                          Syndication Agents, and the lenders party thereto from
                          time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).

        10.26           Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News
                          Agreement") (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Liberty Media
                          Corporation ("New Liberty") for the year ended
                          December 31, 2006 (File No. 000-51990) as filed on
                          March 1, 2007 (the "New Liberty 2006 10-K")).

        10.27           Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is
                          Exhibit A-I to the News Agreement) (incorporated by
                          reference to Exhibit 10.39 to the New Liberty 2006 10-K).

        31.1            Rule 13a-14(a)/15d--14(a) Certification.*

        31.2            Rule 13a-14(a)/15d--14(a) Certification.*

        31.3            Rule 13a-14(a)/15d--14(a) Certification.*

        32              Section 1350 Certification.*

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LIBERTY MEDIA LLC

Dated: March 14, 2007                                  By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Executive Vice President, Secretary and
                                                            General Counsel

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
/s/ GREGORY B. MAFFEI                       Chief Executive Officer and             March 14, 2007
----------------------------------            President
Gregory B. Maffei                             (Principal Executive Officer)

/s/ DAVID J.A. FLOWERS                      Senior Vice President and Treasurer     March 14, 2007
----------------------------------            (Principal Financial Officer)
David J.A. Flowers

/s/ CHRISTOPHER W. SHEAN                    Senior Vice President and Controller    March 14, 2007
----------------------------------            (Principal Accounting Officer)
Christopher W. Shean

Liberty Media Corporation                   Sole Member-Manager of the              March 14, 2007
                                              Registrant
By:  /s/ CHARLES Y. TANABE
     ----------------------------
     Charles Y. Tanabe
     Executive Vice President, Secretary
       and General Counsel

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

                                 3--Articles of Incorporation and Bylaws:

         3.1            Certificate of Formation of Liberty Media LLC ("Liberty"),
                          dated May 9, 2006 (incorporated by reference to
                          Exhibit 3.1 to Liberty's Current Report on Form 8-K (File
                          No. 001-16615) as filed on May 15, 2006 (the "May 2006
                          8-K")).

         3.2            Certificate of Conversion to Limited Liability Company of
                          LMC MergerSub, Inc. to Liberty Media LLC, dated May 9,
                          2006 (incorporated by reference to Exhibit 3.2 to the May 2006 8-K).

         3.3            Limited Liability Company Operating Agreement of Liberty,
                          dated May 9, 2006 (incorporated by reference to Exhibit 3.3 to the May 2006 8-K).

4--Instruments Defining the Rights of Securities Holders, including Indentures:

         4.1            Indenture, dated as of July 7, 1999, between Liberty and The
                          Bank of New York (incorporated by reference to
                          Exhibit 4.1 to the Registration Statement on Form S-4 of
                          Liberty (File No. 333-86491) as filed on September 3,
                          1999, the "Liberty S-4 Registration Statement").

         4.2            Liberty undertakes to furnish the Securities and Exchange
                          Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

                                                  10--Material Contracts:

        10.1            Inter-Group Agreement dated as of March 9, 1999, between
                          AT&T Corp. and Liberty, Liberty Media Group LLC and each
                          Covered Entity listed on the signature pages thereof
                          (incorporated by reference to Exhibit 10.2 to the Liberty
                          S-4 Registration Statement).

        10.2            Ninth Supplement to Inter-Group Agreement dated as of
                          June 14, 2001, between and among AT&T Corp., on the one
                          hand, and Liberty, Liberty Media Group LLC, AGI LLC,
                          Liberty SP, Inc., LMC Interactive, Inc. and Liberty
                          AGI, Inc., on the other hand (incorporated by reference to
                          Exhibit 10.25 to the Registration Statement on Form S-1 of
                          Liberty (File No. 333-66034) as filed on July 27, 2001).

        10.3            Intercompany Agreement dated as of March 9, 1999, between
                          Liberty and AT&T Corp. (incorporated by reference to Exhibit 10.3 to the Liberty S-4 Registration Statement).

        10.4            Tax Sharing Agreement dated as of March 9, 1999, by and
                          among AT&T Corp., Liberty, Tele-Communications, Inc.,
                          Liberty Ventures Group LLC, Liberty Media Group LLC, TCI
                          Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by
                          reference to Exhibit 10.4 to the Liberty S-4 Registration
                          Statement).

        10.5            First Amendment to Tax Sharing Agreement dated as of
                          May 28, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).

        10.6            Second Amendment to Tax Sharing Agreement dated as of
                          September 24, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A of Liberty (File No. 333-93917) as filed on February 9,
                          2000 (the "Liberty S-1 Registration Statement")).

        10.7            Third Amendment to Tax Sharing Agreement dated as of
                          October 20, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).

        10.8            Fourth Amendment to Tax Sharing Agreement dated as of
                          October 28, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).

        10.9            Fifth Amendment to Tax Sharing Agreement dated as of
                          December 6, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).

        10.10           Sixth Amendment to Tax Sharing Agreement dated as of
                          December 10, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.10 to the Liberty S-l Registration Statement).

        10.11           Seventh Amendment to Tax Sharing Agreement dated as of
                          December 30, 1999, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.11 to the Liberty S-l Registration Statement).

        10.12           Eighth Amendment to Tax Sharing Agreement dated as of
                          July 25, 2000, by and among AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.12 to the Registration Statement on Form S-1 of
                          Liberty (File No. 333-55998) as filed on February 21,
                          2001).

        10.13           Instrument dated January 14, 2000, adding The Associated
                          Group, Inc. as a party to the Tax Sharing Agreement dated
                          as of March 9, 1999, as amended, among The Associated
                          Group, Inc., AT&T Corp., Liberty,
                          Tele-Communications, Inc., Liberty Ventures Group LLC,
                          Liberty Media Group LLC, TCI Starz, Inc., TCI CT
                          Holdings, Inc. and each Covered Entity listed on the
                          signature pages thereof (incorporated by reference to
                          Exhibit 10.12 to the Liberty S-1 Registration Statement).

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

        10.15           Second Amendment to Malone Employment Agreement effective
                          January 1, 2003 (incorporated by reference to
                          Exhibit 10.15 to Liberty's Annual Report on Form 10-K for
                          the year ended December 31, 2003 (File No. 001-16615) as
                          filed on March 15, 2004 (the "Liberty 2003 10-K")).

        10.16           Letter Agreement, dated as of May 8, 2003, between Robert R.
                          Bennett and Liberty regarding Mr. Bennett's personal use
                          of Liberty's aircraft (incorporated by reference to
                          Exhibit 10.19 to the Liberty 2003 10-K).

        10.17           Time Sharing Agreement regarding personal use of Liberty's aircraft, dated as of March 29, 2005, between Robert R.
                          Bennett and Liberty (incorporated by reference to
                          Exhibit 10.1 to the Quarterly Report on Form 10-Q of
                          Liberty for the period ended March 31, 2005 (File
                          No. 001-16615) as filed on May 9, 2005 (the "Liberty First
                          Quarter 2005 10-Q").

        10.18           Letter Agreement regarding personal use of Liberty's
                          aircraft, dated as of May 4, 2005, between Robert R.
                          Bennett and Liberty (incorporated by reference to Exhibit 10.2 to the Liberty First Quarter 2005 10-Q).

        10.19           Employment Agreement, dated as of December 28, 2005, between
                          Liberty and Mr. Bennett (incorporated by reference to
                          Exhibit 99.1 to Liberty's Current Report on Form 8-K (File
                          No. 001-16615) as filed on December 30, 2005 (the "Liberty
                          December 2005 8-K")).

        10.20           Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett
                          (incorporated by reference to Exhibit 99.2 to the Liberty
                          December 2005 8-K).

        10.21           Amended and Restated Deferred Compensation Agreement, dated as of December 28, 2005, between Mr. Bennett and Liberty
                          (incorporated by reference to Exhibit 99.3 to the Liberty
                          December 2005 8-K).

        10.22           Deferred Compensation Agreement, dated as of July 1, 2005, between Mr. Bennett and Liberty (incorporated by reference to Exhibit 99.4 to the Liberty December 2005 8-K).

        10.23           $3,500,000,000 Credit Agreement, dated as of March 3, 2006, among QVC, Inc., as Borrower; the Lenders party hereto; JP
                          Morgan Chase Bank, N.A., as Administrative Agent; and
                          Wachovia Capital Markets, LLC, as Syndication Agent (the
                          "March 2006 Credit Agreement") (incorporated by reference
                          to Exhibit 10.1 to Liberty's Quarterly Report on
                          Form 10-Q for the quarter ended March 31, 2006 (File
                          No. 001-16615) as filed on May 8, 2006).

        10.24           Amendment dated October 4, 2006 to the March 2006 Credit
                          Agreement (incorporated by reference to Exhibit 99.2 to
                          Liberty's Current Report on Form 8-K (File No. 001-16615)
                          as filed on October 10, 2006 (the "October 2006 8-K")).

        10.25           $1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent,
                          Bank of America N.A. and J.P. Morgan Securities Inc., as
                          Syndication Agents, and the lenders party thereto from
                          time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).

        10.26           Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (the "News
                          Agreement") (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Liberty Media
                          Corporation ("New Liberty") for the year ended
                          December 31, 2006 (File No. 000-51990) as filed on
                          March 1, 2007 (the "New Liberty 2006 10-K")).

        10.27           Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and Liberty (which is
                          Exhibit A-I to the News Agreement) (incorporated by
                          reference to Exhibit 10.39 to the New Liberty 2006 10-K).

        31.1            Rule 13a-14(a)/15d--14(a) Certification.*

        31.2            Rule 13a-14(a)/15d--14(a) Certification.*

        31.3            Rule 13a-14(a)/15d--14(a) Certification.*

        32              Section 1350 Certification.*

------------------------

*   Filed herewith.