Form 10-Q
period 2007-03-31
LIBERTY MEDIA LLC
filed 2007-05-11
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2007          2006
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,970         3,107
  Trade and other receivables, net..........................      1,178         1,276
  Inventory, net............................................        885           831
  Program rights............................................        517           531
  Financial instruments (note 8)............................        293           239
  Other current assets......................................        121           233
  Assets of discontinued operations (note 5)................        283           512
                                                               --------       -------
    Total current assets....................................      6,247         6,729
                                                               --------       -------
Investments in available-for-sale securities and other cost
  investments, including $1,320 million and $1,482 million
  pledged as collateral for share borrowing arrangements
  (note 6)..................................................     22,237        21,622
Long-term financial instruments (note 8)....................      1,176         1,340
Investments in affiliates, accounted for using the equity
  method....................................................      1,872         1,842

Property and equipment, at cost.............................      1,614         1,531
Accumulated depreciation....................................       (420)         (385)
                                                               --------       -------
                                                                  1,194         1,146
                                                               --------       -------
Intangible assets not subject to amortization:
  Goodwill (note 7).........................................      7,575         7,588
  Trademarks................................................      2,471         2,471
                                                               --------       -------
                                                                 10,046        10,059
                                                               --------       -------
Intangible assets subject to amortization, net..............      3,810         3,910
Other assets, at cost, net of accumulated amortization......      1,041           990
                                                               --------       -------
  Total assets..............................................   $ 47,623        47,638
                                                               ========       =======

                                                                     (continued)

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2007          2006
                                                              ----------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $    475           508
  Accrued interest..........................................         90           214
  Other accrued liabilities.................................        913         1,035
  Financial instruments (note 8)............................      1,322         1,484
  Current portion of debt (note 9)..........................        179           114
  Other current liabilities.................................         78           113
  Liabilities of discontinued operations (note 5)...........         43           101
                                                               --------       -------
    Total current liabilities...............................      3,100         3,569
                                                               --------       -------
Long-term debt (including $4,063 million measured at fair
  value at March 31, 2007) (note 9).........................     10,325         8,909
Long-term financial instruments (note 8)....................        384         1,706
Deferred income tax liabilities.............................      9,814         9,671
Other liabilities...........................................      1,382         1,870
                                                               --------       -------
    Total liabilities.......................................     25,005        25,725
                                                               --------       -------

Minority interests in equity of subsidiaries................        139           290

Member's equity:
  Member's equity...........................................     29,083        29,072
  Note receivable from parent (note 11).....................     (1,017)         (979)
  Accumulated other comprehensive earnings, net.............      6,234         5,952
  Accumulated deficit.......................................    (11,821)      (12,422)
                                                               --------       -------
    Total member's equity...................................     22,479        21,623
                                                               --------       -------

Commitments and contingencies (note 12)
    Total liabilities and member's equity...................   $ 47,623        47,638
                                                               ========       =======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Revenue:
  Net retail sales..........................................   $1,771     1,608
  Communications and programming services...................      352       293
                                                               ------     -----
                                                                2,123     1,901
                                                               ------     -----
Operating costs and expenses:
  Cost of sales.............................................    1,110     1,000
  Operating.................................................      384       345
  Selling, general and administrative, including stock-based
    compensation (note 3)...................................      229       191
  Depreciation and amortization.............................      151       141
                                                               ------     -----
                                                                1,874     1,677
                                                               ------     -----
    Operating income........................................      249       224

Other income (expense):
  Interest expense..........................................     (150)     (148)
  Dividend and interest income--third party.................       75        56
  Interest income--parent (note 11).........................       16        --
  Share of earnings of affiliates, net......................        9         8
  Realized and unrealized gains (losses) on financial
    instruments, net (note 8)...............................      344      (193)
  Gains on dispositions of assets, net......................        6        24
  Other, net................................................       --         4
                                                               ------     -----
                                                                  300      (249)
                                                               ------     -----
    Earnings (loss) from continuing operations before income
      taxes and minority interests..........................      549       (25)
Income tax benefit (expense)................................     (208)      100
Minority interests in earnings of subsidiaries..............       (4)       (6)
                                                               ------     -----
    Earnings from continuing operations.....................      337        69
Earnings (loss) from discontinued operations, net of taxes
  (note 5)..................................................       42        (6)
Cumulative effect of accounting change, net of taxes (note
  3)........................................................       --       (89)
                                                               ------     -----
    Net earnings (loss).....................................   $  379       (26)
                                                               ======     =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                  (UNAUDITED)

                                                                     THREE
                                                                    MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Net earnings (loss).........................................    $379       (26)
                                                                ----       ---
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      11        20
  Unrealized holding gains arising during the period........     275       461
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................      (4)      (15)
                                                                ----       ---
  Other comprehensive earnings..............................     282       466
                                                                ----       ---
Comprehensive earnings......................................    $661       440
                                                                ====       ===

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 4)
Cash flows from operating activities:
  Net earnings (loss).......................................   $  379       (26)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Loss (earnings) from discontinued operations............      (42)        6
    Cumulative effect of accounting change..................       --        89
    Depreciation and amortization...........................      151       141
    Stock-based compensation................................       22        30
    Payments of stock-based compensation....................      (20)       --
    Noncash interest, net...................................      (13)       26
    Share of earnings of affiliates, net....................       (9)       (8)
    Realized and unrealized losses (gains) on financial
     instruments, net.......................................     (344)      193
    Gains on disposition of assets, net.....................       (6)      (24)
    Minority interests in earnings of subsidiaries..........        4         6
    Deferred income tax expense (benefit)...................      170      (148)
    Other noncash charges, net..............................        4        11
    Changes in operating assets and liabilities, net of the
     effects of acquisitions and dispositions:
      Current assets........................................       15         2
      Payables and other current liabilities................     (105)     (250)
                                                               ------     -----
        Net cash provided by operating activities...........      206        48
                                                               ------     -----
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      121       137
  Net proceeds from settlement of derivatives...............       76       184
  Cash paid for acquisitions, net of cash acquired..........       (6)     (597)
  Capital expended for property and equipment...............      (87)      (45)
  Net sales (purchases) of short term investments...........     (172)      126
  Investments in and loans to cost and equity investees.....      (39)     (120)
  Net cash transfers to parent..............................       --       (29)
  Other investing activities, net...........................       13         3
                                                               ------     -----
        Net cash used by investing activities...............      (94)     (341)
                                                               ------     -----
Cash flows from financing activities:
  Borrowings of debt........................................      131        --
  Repayments of debt........................................     (329)       (2)
  Repurchases of subsidiary common stock....................      (22)       --
  Other financing activities, net...........................      (31)       28
                                                               ------     -----
        Net cash provided (used) by financing activities....     (251)       26
                                                               ------     -----
Effect of foreign currency exchange rates on cash...........        2         3
                                                               ------     -----
Net cash provided to discontinued operations:
  Cash provided by operating activities.....................       10        15
  Cash used by investing activities.........................       (9)      (14)
  Cash used by financing activities.........................       --        (3)
  Change in available cash held by discontinued
    operations..............................................       (1)       (3)
                                                               ------     -----
        Net cash provided to discontinued operations........       --        (5)
                                                               ------     -----
        Net decrease in cash and cash equivalents...........     (137)     (269)
        Cash and cash equivalents at beginning of period....    3,107     1,896
                                                               ------     -----
        Cash and cash equivalents at end of period..........   $2,970     1,627
                                                               ======     =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 2007

                                                                   NOTE       ACCUMULATED
                                                                RECEIVABLE       OTHER                        TOTAL
                                                    MEMBER'S       FROM      COMPREHENSIVE   ACCUMULATED    MEMBER'S
                                                     EQUITY       PARENT       EARNINGS        DEFICIT       EQUITY
                                                    ---------   ----------   -------------   ------------   ---------
                                                                           AMOUNTS IN MILLIONS
Balance at January 1, 2007........................   $29,072        (979)        5,952         (12,422)      21,623
  Net earnings....................................        --          --            --             379          379
  Other comprehensive earnings....................        --          --           282              --          282
  Cumulative effects of accounting changes, net
    (notes 9 and 10)..............................        --          --            --             222          222
  Cash transfers to parent, net...................        --         (22)           --              --          (22)
  Intercompany interest expense...................        --         (16)           --              --          (16)
  Stock compensation..............................        13          --            --              --           13
  Other...........................................        (2)         --            --              --           (2)
                                                     -------      ------         -----         -------       ------
Balance at March 31, 2007.........................   $29,083      (1,017)        6,234         (11,821)      22,479
                                                     =======      ======         =====         =======       ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                                  (UNAUDITED)

(1) Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of Liberty Media LLC and its controlled subsidiaries (collectively, "Liberty" or the "Company," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Liberty is a wholly-owned subsidiary of Liberty Media Corporation ("New Liberty").

    Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in North America, Europe and Asia.

    The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2006.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) the fair value of its derivative instruments, (iv) its assessment of other-than-temporary declines in fair value of its investments and (v) its estimates of retail-related adjustment and allowances to be its most significant estimates.

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

    Certain prior period amounts have been reclassified for comparability with the 2007 presentation.

(2) Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS" ("Statement 157"), which defines

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Liberty is currently evaluating the potential impact of the adoption of Statement 157 on its financial statements.

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

(3) Stock-Based Compensation

    Certain employees of the Company and employees of its subsidiaries hold options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of New Liberty Capital Series A and Series B common stock and New Liberty Interactive Series A and Series B common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, New Liberty issues new shares from its authorized, but unissued shares.

STATEMENT 123R

    Liberty accounts for compensation related to Awards granted to its employees pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment, net of related income taxes.

    New Liberty has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Prior to 2007, New Liberty calculated the expected term of the Awards using the methodology included in SEC

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Staff Accounting Bulletin No. 107. In 2007, New Liberty estimated the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2007 is 20.8% for New Liberty Interactive Awards and 17.5% for New Liberty Capital Awards and is based on the historical volatility of New Liberty's stocks and the implied volatility of publicly traded New Liberty options. New Liberty uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  March 31, 2007............................................    $22
  March 31, 2006............................................    $30

    As of March 31, 2007, the total compensation cost related to unvested New Liberty equity awards was approximately $76 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

NEW LIBERTY AWARDS

    During the three months ended March 31, 2007, New Liberty granted 395,953 options to purchase shares of New Liberty Capital Series A common stock and 1,993,205 options to purchase shares of New Liberty Interactive Series A common stock to certain officers and employees of the Company and officers and employees of certain subsidiaries. New Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The New Liberty Capital Series A options and the New Liberty Interactive Series A options granted in 2007 had a weighted average grant-date fair value of $27.71 and $6.58, respectively.

    The following tables present the number and weighted average exercise price ("WAEP") of certain options, SARs and options with tandem SARs to purchase New Liberty common stock granted to certain officers, employees and directors of the Company.

                                    NEW                    NEW                     NEW                      NEW
                                  LIBERTY                LIBERTY                 LIBERTY                  LIBERTY
                                  CAPITAL                CAPITAL               INTERACTIVE              INTERACTIVE
                                 SERIES A               SERIES B                SERIES A                 SERIES B
                                  COMMON                 COMMON                  COMMON                   COMMON
                                   STOCK       WAEP       STOCK       WAEP        STOCK        WAEP        STOCK        WAEP
                                 ---------   --------   ---------   --------   -----------   --------   -----------   --------
                                                                NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1,
  2007.........................    2,318     $ 93.24      1,498     $101.37      21,503       $19.71       7,491       $23.41
  Granted......................      396     $109.27         --                   1,993       $23.87          --
  Exercised....................     (111)    $ 72.53         --                    (494)      $18.91          --
  Forfeited....................      (17)    $279.05         --                    (114)      $74.83          --
                                   -----                  -----                  ------                    -----
Outstanding at March 31,
  2007.........................    2,586     $ 94.28      1,498     $101.37      22,888       $19.80       7,491       $23.41
                                   =====                  =====                  ======                    =====
Exercisable at March 31,
  2007.........................    1,588     $ 97.22      1,438     $102.03       9,507       $21.26       7,191       $23.56
                                   =====                  =====                  ======                    =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table provides additional information about outstanding options to purchase New Liberty common stock at March 31, 2007.

                                  NO. OF                      WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
                                OUTSTANDING     WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                                  OPTIONS     OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
                                  (000'S)       OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
                                -----------   -----------   ------------   ---------   -----------   -----------   ---------
Capital Series A..............      2,586       $ 94.28     5.2 years       $47,604       1,588        $ 97.22      $26,669
Capital Series B..............      1,498       $101.37     4.2 years       $13,791       1,438        $102.03      $12,286
Interactive Series A..........     22,888       $ 19.80     5.6 years       $98,680       9,507        $ 21.26      $30,678
Interactive Series B..........      7,491       $ 23.41     4.2 years       $ 1,755       7,191        $ 23.56      $   585

(4) Supplemental Disclosures to Statements of Cash Flows

CASH PAID FOR ACQUISITIONS

                                                                      THREE
                                                                     MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2007        2006
                                                              ----------   --------
                                                                     AMOUNTS
                                                                   IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................  $       8      768
  Net liabilities assumed...................................         (2)     (48)
  Deferred tax liabilities..................................         --      (52)
  Minority interest.........................................         --      (71)
                                                              ----------     ---
    Cash paid for acquisitions, net of cash acquired........  $       6      597
                                                              ==========     ===

(5) Discontinued Operations

SALE OF OPENTV CORP.

    On January 16, 2007, Liberty completed the sale of its controlling interest in OpenTV Corp. ("OPTV") to an unaffiliated third party for cash consideration of $132 million, $20 million of which was deposited in an escrow account to fund potential indemnification claims by the third party made prior to the first anniversary of the closing. Pursuant to an agreement between Liberty and OPTV, $5.4 million of the amount received by Liberty at closing was remitted to OPTV and OPTV will be entitled to 71.4% of any amounts released from the escrow account in the future. Liberty recognized a pre-tax gain of $65 million upon consummation of the sale. Such gain is included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

SALE OF ASCENT ENTERTAINMENT GROUP, INC.

    In December 2006, Liberty entered into an agreement with an unaffiliated third party to sell Liberty's 100% ownership interest in Ascent Entertainment Group, Inc. ("AEG") for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. AEG's primary operating subsidiary is On Command Corporation. Consummation of the transaction occurred

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on April 4, 2007. Subsequent to the closing, Liberty owns approximately 9.2% of the buyer's outstanding common stock.

    The condensed consolidated financial statements and accompanying notes of Liberty have been prepared to reflect OPTV and AEG as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of OPTV and AEG have been excluded from the respective captions in the accompanying condensed consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such condensed consolidated financial statements.

    Certain income statement components of OPTV and AEG, which are included in the determination of earnings (loss) from discontinued operations are as follows:

                                                                     THREE
                                                                    MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Revenue.....................................................    $59         82
Earnings (loss) before income taxes.........................    $62         (8)

(6) Investments in Available-for-Sale Securities and Other Cost Investments

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2007          2006
                                                        ----------   -------------
                                                           AMOUNTS IN MILLIONS
News Corporation......................................    $12,106       11,158
Time Warner Inc.(1)...................................      3,376        3,728
IAC/InterActiveCorp...................................      2,610        2,572
Sprint Nextel Corporation(2)..........................      1,657        1,651
Motorola, Inc.(3).....................................      1,308        1,522
Other available-for-sale equity securities(4).........        847          830
Other available-for-sale debt securities..............        299          135
Other cost investments and related receivables........         34           34
                                                          -------       ------
  Consolidated Liberty................................     22,237       21,630
  Less short-term investments.........................         --           (8)
                                                          -------       ------
                                                          $22,237       21,622
                                                          =======       ======

------------------------

(1) Includes $179 million and $198 million of shares pledged as collateral for share borrowing arrangements at March 31, 2007 and December 31, 2006, respectively.

(2) Includes $171 million and $170 million of shares pledged as collateral for share borrowing arrangements at March 31, 2007 and December 31, 2006, respectively.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Includes $917 million and $1,068 million of shares pledged as collateral for share borrowing arrangements at March 31, 2007 and December 31, 2006, respectively.

(4) Includes $53 million and $46 million of shares pledged as collateral for share borrowing arrangements at March 31, 2007 and December 31, 2006, respectively.

UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                              MARCH 31, 2007           DECEMBER 31, 2006
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $9,781            --       9,335            --
Gross unrealized holding losses.........    $   (1)           --          (1)           --

    The aggregate fair value of securities with unrealized holding losses at March 31, 2007 was $6 million. None of these securities had unrealized losses for more than 12 continuous months.

(7) Intangible Assets

GOODWILL

    Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

                                                           STARZ
                                              QVC      ENTERTAINMENT    OTHER      TOTAL
                                            --------   -------------   --------   --------
                                                         AMOUNTS IN MILLIONS
Balance at January 1, 2007................   $5,416        1,371         801       7,588
  Acquisitions............................       --           --          14          14
  Foreign currency translation............        6           --          --           6
  Other(1)................................      (31)          --          (2)        (33)
                                             ------        -----         ---       -----
Balance at March 31, 2007.................   $5,391        1,371         813       7,575
                                             ======        =====         ===       =====

------------------------

(1) Other for QVC relates to the reversal of certain tax reserves in connection with the adoption of FIN 48 (see note 12). Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves is a reduction of goodwill.

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $116 million and $114 million for the three months ended March 31, 2007 and 2006, respectively. Based on its current amortizable intangible

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2007...........................................    $348
2008........................................................    $433
2009........................................................    $390
2010........................................................    $358
2011........................................................    $351

(8) Financial Instruments

    The Company's financial instruments are summarized as follows:

TYPE OF                                                 MARCH 31,    DECEMBER 31,
FINANCIAL INSTRUMENT                                       2007          2006
--------------------                                    ----------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars......................................    $ 1,155        1,218
  Other...............................................        314          361
                                                          -------       ------
                                                            1,469        1,579
  Less current portion................................       (293)        (239)
                                                          -------       ------
                                                          $ 1,176        1,340
                                                          =======       ======
LIABILITIES
  Borrowed shares.....................................    $ 1,320        1,482
  Exchangeable debenture call option obligations(1)...         --        1,280
  Equity collars......................................        366          416
  Other...............................................         20           12
                                                          -------       ------
                                                            1,706        3,190
  Less current portion................................     (1,322)      (1,484)
                                                          -------       ------
                                                          $   384        1,706
                                                          =======       ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures(1)...........................    $170         --
Equity collars..............................................      64       (157)
Borrowed shares.............................................     161        (37)
Exchangeable debenture call option obligations(1)...........      --        (17)
Other derivatives...........................................     (51)        18
                                                                ----       ----
                                                                $344       (193)
                                                                ====       ====

------------------------

(1) See note 9 regarding the accounting for the Company's senior exchangeable debentures.

(9) Long-Term Debt

    Debt is summarized as follows:

                                                             OUTSTANDING         CARRYING VALUE
                                                              PRINCIPAL    --------------------------
                                                              MARCH 31,    MARCH 31,    DECEMBER 31,
                                                                2007          2007          2006
                                                             -----------   ----------   -------------
                                                                       AMOUNTS IN MILLIONS
Senior exchangeable debentures
  4% Senior Exchangeable Debentures due 2029...............    $   869           589          254
  3.75% Senior Exchangeable Debentures due 2030............        810           502          234
  3.5% Senior Exchangeable Debentures due 2031.............        502           486          238
  3.25% Senior Exchangeable Debentures due 2031............        551           447          119
  0.75% Senior Exchangeable Debentures due 2023............      1,750         2,039        1,637
Senior notes and debentures
  7.875% Senior Notes due 2009.............................        670           667          667
  7.75% Senior Notes due 2009..............................        234           234          234
  5.7% Senior Notes due 2013...............................        802           800          800
  8.5% Senior Debentures due 2029..........................        500           495          495
  8.25% Senior Debentures due 2030.........................        902           895          895
QVC bank credit facilities.................................      3,175         3,175        3,225
Other subsidiary debt......................................        175           175          225
                                                               -------       -------        -----
Total consolidated Liberty debt............................    $10,940        10,504        9,023
                                                               =======
  Less current maturities..................................                     (179)        (114)
                                                                             -------        -----
Total long-term debt.......................................                  $10,325        8,909
                                                                             =======        =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SENIOR EXCHANGEABLE DEBENTURES

    Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty now accounts for its senior exchangeable debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Changes in the fair value of the exchangeable debentures are included in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations and aggregated $170 million for the three months ended March 31, 2007.

    The impact--increase/(decrease)--on Liberty's balance sheet of the adoption of Statement 155 is as follows (amounts in millions):

Long-term financial instrument liabilities..................  $(1,280)
Long-term debt..............................................  $ 1,848
Deferred income tax liabilities.............................  $  (216)
Accumulated deficit.........................................  $   352

QVC BANK CREDIT FACILITIES

    QVC is party to an unsecured $3.5 billion bank credit facility dated
March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan that was drawn at closing, an $800 million U.S. dollar term loan that was drawn on September 18, 2006, a $600 million multi-currency term loan that was drawn in U.S. dollars on September 18, 2006, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

    QVC is party to a second credit agreement dated October 4, 2006, as amended on March 20, 2007 (the "October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan made on October 13, 2006, and $950 million of delayed draw term loans to be made from time to time upon the request of QVC. The delayed draw term loans are available until December 31, 2007 and are subject to reductions in the principal amount available. The loans are scheduled to mature on October 4, 2011.

    All loans under the March 2006 Credit Agreement and the October 2006 Credit Agreement bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or
(ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by the respective Administrative Agent from time to time. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at March 31, 2007. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

QVC INTEREST RATE SWAP ARRANGEMENTS

    During 2006, QVC entered into ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet.

OTHER SUBSIDIARY DEBT

    Other subsidiary debt at March 31, 2007, is comprised of capitalized satellite transponder lease obligations and bank debt of Starz Media.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2007 is as follows (amounts in millions):

Fixed rate senior notes.....................................   $1,727
Senior debentures...........................................   $1,457

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at March 31, 2007.

(10) Income Taxes

    Effective January 1, 2007, Liberty adopted FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company may record a benefit for such tax position in its consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The impact--increase/(decrease)--on Liberty's balance sheet of the adoption of FIN 48 is as follows (amounts in millions):

Tax liabilities (including interest and penalties)..........   $(634)
Goodwill....................................................   $ (31)
Deferred tax liabilities....................................   $  36
Accumulated deficit.........................................   $(574)
Other assets................................................   $   7

    As of January 1, 2007, the Company had recorded tax reserves of $422 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $360 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment, which may be subject to change in the future. However, based on information currently available to it, Liberty does not believe it is reasonably possible that its judgments will change significantly in the next 12 months.

    When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying condensed consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying condensed consolidated statements of operations. As of January 1, 2007, the Company had recorded $18 million of accrued interest and penalties related to uncertain tax positions.

    As of March 31, 2007, the Company's tax years 2001 through 2006 remain subject to examination by the IRS for federal income tax purposes.

(11) Related Party Transactions

    The Company has made interest-bearing cash advances to New Liberty. Such advances aggregated $1,017 million as of March 31, 2007, including accrued interest of $42 million. Interest which accrues daily at 3-month LIBOR (6.71% at March 31, 2007), aggregated $16 million for the three months ended March 31, 2007.

    On March 7, 2007, New Liberty commenced a tender offer, which was subsequently amended on March 20, 2007, pursuant to which New Liberty sought to purchase shares of its New Liberty Capital Series A common stock. The tender offer expired on April 5, 2007, and New Liberty accepted for purchase 11,540,680 shares of New Liberty Capital Series A common stock for aggregate cash consideration of $1,304 million. Liberty transferred such cash to New Liberty subject to the aforementioned terms.

(12) Commitments and Contingencies

FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at March 31, 2007 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2007 is payable as follows: $89 million in 2007, $13 million in 2008 and $17 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at March 31, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $384 million in 2007; $284 million in 2008; $89 million in 2009; $82 million in 2010; $31 million in 2011; and $68 million thereafter.

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

    In addition to the foregoing contractual film obligations, each of Disney and Sony has the right to extend its contract for an additional three years. If Sony elects to extend its contract, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. This option expires December 31, 2007. If made, such payments to Sony would be amortized ratably as programming expense over the extension period beginning in 2011. An extension of this agreement would also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period. If Disney elects to extend its contract, Starz Entertainment would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At March 31, 2007, Liberty's guarantee for obligations for films released by such date aggregated $650 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,445 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split-off from AT&T. Of that amount, $768 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    Also, pursuant to the AT&T Tax Sharing Agreement and in connection with Liberty's split off from AT&T, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return ("TCI NOLs") that had not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. In connection with the split off, Liberty received an $803 million payment for TCI's NOLs and recorded such payment as an increase to additional paid-in capital. Liberty was not paid for certain of TCI's NOLs ("SRLY NOLs") due to limitations and uncertainty regarding AT&T's ability to use them to offset taxable income in the future. In the event AT&T was ultimately able to use any of the SRLY NOLs, AT&T would be required to pay Liberty 35% of the amount of the SRLY NOLs used. In the fourth quarter of 2004 and in connection with the completion of an IRS audit of TCI's tax return for 1994, it was determined that Liberty was required to recognize additional taxable income related to the recapitalization of one of its investments resulting in a tax liability of approximately $30 million. As a result of the tax assessment, Liberty also received a corresponding amount of additional tax basis in the investment. However, Liberty was able to cause AT&T to use a portion of the SRLY NOLs to offset this taxable income, the benefit of which resulted in the elimination of the $30 million tax liability and an increase to additional paid-in capital.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrual for any future refunds, Liberty believes it is entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

    In March 2006, AT&T requested an additional $21 million relating to additional losses and IRS audit adjustments that it claims it is able to use to offset taxable income previously offset by Liberty's losses. Liberty has reviewed this claim and believes that its accrual as of December 31, 2005 is adequate. Accordingly, no additional accrual has been made for AT&T's
March 2006 request.

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

(13) Operating Segments

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

    Liberty defines operating cash flow as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). Liberty believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Liberty generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

    For the three months ended March 31, 2007, Liberty has identified the following businesses as its reportable segments:

    - QVC--consolidated subsidiary that markets and sells a wide variety of consumer products in the U.S. and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

PERFORMANCE MEASURES

                                                   THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
QVC..................................   $1,684         374          1,555          355
Starz Entertainment..................      265          73            259           41
Corporate and Other..................      174         (25)            87           (1)
                                        ------         ---          -----          ---
Consolidated Liberty.................   $2,123         422          1,901          395
                                        ======         ===          =====          ===

OTHER INFORMATION

                                                          MARCH 31, 2007
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
QVC..........................................  $19,065         114           79
Starz Entertainment..........................    2,810          --            2
Corporate and other..........................   30,582       1,758            6
Assets of discontinued operations............      283          --           --
                                               -------       -----           --
                                                52,740       1,872           87
Intercompany eliminations....................   (5,117)         --           --
                                               -------       -----           --
Consolidated Liberty.........................  $47,623       1,872           87
                                               =======       =====           ==

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings (loss) from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Consolidated segment operating cash flow....................   $ 422        395
Stock-based compensation....................................     (22)       (30)
Depreciation and amortization...............................    (151)      (141)
Interest expense............................................    (150)      (148)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     344       (193)
Gains on dispositions of assets, net........................       6         24
Other, net..................................................     100         68
                                                               -----       ----
  Earnings (loss) from continuing operations before income
    taxes and minority interests............................   $ 549        (25)
                                                               =====       ====

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and Starz Entertainment, anticipated programming and marketing costs at Starz Entertainment, our projected sources and uses of cash for the remainder of 2007, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - consumer demand for our products and services and our ability to adapt to changes in demand;

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

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

    We own controlling and noncontrolling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our reportable segments, are QVC and Starz Entertainment. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States.

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, TruePosition, Inc., FUN
Technologies, Inc., and BuySeasons, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in the third quarter of 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. TruePosition provides equipment and technology that deliver location-based services to wireless users. FUN, in which we acquired a controlling interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an online retailer of costumes, accessories, decor and party supplies.

    In addition to the foregoing businesses, we hold an approximate 23% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related derivative positions in public companies such as News Corporation, IAC/InterActiveCorp, Time Warner Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

2007 COMPLETED AND PENDING TRANSACTIONS

    In addition to the sales of OPTV and AEG described in note 5 to the accompanying condensed consolidated financial statements, we have several other completed and pending transactions. Among these are:

    On April 16, 2007, we completed a transaction with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS Class B common stock for a newly created subsidiary of CBS that held CBS' owned television station in Green Bay, Wisconsin and approximately $170 million in cash.

    In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which would own an approximate 38% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in mid-2007.

RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

    We completed several acquisitions in 2006 that impact the comparability of our 2006 and 2007 results of operations. Such acquisitions include: Provide in February 2006, FUN in March 2006 and BuySeasons and Starz Media in August 2006.

CONSOLIDATED OPERATING RESULTS

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
REVENUE
  QVC.......................................................   $1,684     1,555
  Starz Entertainment.......................................      265       259
  Corporate and other.......................................      174        87
                                                               ------     -----
    Consolidated Liberty....................................   $2,123     1,901
                                                               ======     =====
OPERATING CASH FLOW (DEFICIT)
  QVC.......................................................   $  374       355
  Starz Entertainment.......................................       73        41
  Corporate and other.......................................      (25)       (1)
                                                               ------     -----
    Consolidated Liberty....................................   $  422       395
                                                               ======     =====
OPERATING INCOME (LOSS)
  QVC.......................................................   $  243       212
  Starz Entertainment.......................................       60        33
  Corporate and other.......................................      (54)      (21)
                                                               ------     -----
    Consolidated Liberty....................................   $  249       224
                                                               ======     =====

    REVENUE. Our consolidated revenue increased $222 million or 11.7% for the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase is due primarily to a $129 million or 8.3% increase for QVC and $61 million generated by Starz Media, which we acquired in August 2006. In addition, we recognized full-quarter revenue for Provide and FUN in 2007. These increases were partially offset by a $24 million decrease for TruePosition. In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. See Operating Results by Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this measure is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $27 million or 6.8% during the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase is due primarily to a $32 million or 78.0% increase in Starz Entertainment's operating cash flow and a $19 million or 5.4% increase in QVC's operating cash flow. These increases were partially offset by an $18 million decrease in operating cash flow for TruePosition due to the reduction in revenue noted above.

    STOCK-BASED COMPENSATION. Stock-based compensation includes compensation related to (1) options and stock appreciation rights for shares of New Liberty common stock that are granted to certain of our officers and employees,
(2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and
(3) amortization of restricted stock grants.

    Effective January 1, 2006, we adopted Statement 123R. Statement 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement 123R also requires that we record our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statements of operations.

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. We recorded
$22 million of stock compensation expense for the three months ended March 31, 2007, compared with $30 million for the comparable period in 2006. As of March 31, 2007, the total compensation cost related to unvested New Liberty equity awards was approximately $76 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.

    OPERATING INCOME. Consolidated operating income increased $25 million or 11.2% for the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase is the net effect of an increase in operating income for Starz Entertainment and QVC, partially offset by operating losses generated by Starz Media and TruePosition.

    INTEREST EXPENSE. Consolidated interest expense was comparable for the three months ended March 31, 2007 and 2006 as an increase in interest expense attributable to increased borrowings on the QVC credit facilities was offset by a decrease due to our adoption of Statement 155 and the resulting change in accounting for our senior exchangeable debentures. Our 2006 interest expense included $23 million of accretion related to our exchangeable debentures. See note 9 to the accompanying condensed consolidated financial statements.

    DIVIDEND AND INTEREST INCOME. Interest income increased in 2007 due to higher invested cash balances. Interest and dividend income for the three months ended March 31, 2007 was comprised of interest income earned on invested cash ($27 million), dividends on News Corp. common stock
($29 million), dividends on other AFS securities ($6 million), and other
($2 million).

    SHARE OF EARNINGS OF AFFILIATES. Our 2007 share of earnings (losses) of affiliates are $9 million. In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable ruling from the IRS that the exchange is tax free, is expected in mid-2007. Upon consummation, if completed, we will account for our interest in The DIRECTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DIRECTV Group reported net income for the year ended December 31, 2006 of $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures..............................    $170         --
Equity collars..............................................      64       (157)
Borrowed shares.............................................     161        (37)
Exchangeable debenture call option obligations..............      --        (17)
Other derivatives...........................................     (51)        18
                                                                ----       ----
                                                                $344       (193)
                                                                ====       ====

    INCOME TAXES. Our effective tax rate was 38.2% for three months ended March 31, 2007. Such rate is greater than the U.S. federal income tax rate of 35% due primarily to state tax expense.

    NET EARNINGS. Our net earnings (loss) was $379 million and ($26) million for three months ended March 31, 2007 and 2006, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $42 million and ($6) million of earnings (loss) from discontinued operations in 2007 and 2006, respectively. The 2007 earnings from discontinued operations include a pre-tax gain of $65 million from the disposition of OpenTV. In 2006, we also recognized a transition adjustment of $89 million related to the adoption of Statement 123R.

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

    QVC's operating results are as follows:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Net revenue.................................................  $ 1,684     1,555
Cost of sales...............................................   (1,060)     (971)
                                                              -------     -----
  Gross profit..............................................      624       584
Operating expenses..........................................     (141)     (131)
SG&A expenses (excluding stock-based compensation)..........     (109)      (98)
                                                              -------     -----
  Operating cash flow.......................................      374       355
Stock-based compensation--SG&A..............................      (11)      (25)
Depreciation and amortization...............................     (120)     (118)
                                                              -------     -----
  Operating income..........................................  $   243       212
                                                              =======     =====

    Net revenue is generated in the following geographic areas:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
QVC-US......................................................   $1,174     1,088
QVC-UK......................................................      152       134
QVC-Germany.................................................      215       195
QVC-Japan...................................................      143       138
                                                               ------     -----
                                                               $1,684     1,555
                                                               ======     =====

    QVC's consolidated net revenue increased 8.3% during the three months ended March 31, 2007, as compared to the corresponding prior year period. The increase in revenue is comprised of a $76 million increase due to a 4.6% increase in the number of units shipped from 37.2 million to 38.9 million, a $22 million increase due to a 1.1% increase in the average sales price per unit ("ASP") and a $30 million increase due to favorable foreign currency rates as the U.S. dollar weakened against the UK pound sterling and the euro. In addition, returns as a percent of gross product revenue decreased from 19.3% for the three months ended March 31, 2006 to 19.0% in 2007 due to a shift in the sales mix from jewelry products to accessory products, which typically have lower return rates.

    The number of homes receiving QVC's services are as follows:

                                                           HOMES (IN MILLIONS)
                                                        --------------------------
                                                        MARCH 31,    DECEMBER 31,
                                                           2007          2006
                                                        ----------   -------------
QVC-US................................................     91.2          90.7
QVC-UK................................................     20.2          19.4
QVC-Germany...........................................     37.6          37.5
QVC-Japan.............................................     19.6          18.7

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

    As noted above, during the three months ended March 31, 2007, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                                       PERCENTAGE INCREASE IN NET
                                                                 REVENUE
                                                      -----------------------------
                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2007
                                                      -----------------------------
                                                      U.S. DOLLARS   LOCAL CURRENCY
                                                      ------------   --------------
QVC-US..............................................        7.9%          7.9%
QVC-UK..............................................       13.4%          1.4%
QVC-Germany.........................................       10.3%          1.5%
QVC-Japan...........................................        3.6%          5.7%

    QVC's gross profit percentage decreased from 37.6% to 37.1% during the three months ended March 31, 2007, as compared to the corresponding prior year period. The decrease is due primarily to a higher inventory obsolescence provision in 2007 in all countries and lower product margins in Germany.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 7.6% for the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase is primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses remained consistent at 8.4% for the three months ended March 31, 2007 and 2006.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 11.2% for the three months ended March 31, 2007, as compared to the corresponding prior year period. Such increase is due primarily to (i) a $6 million increase in personnel expenses due to merit increases and headcount increases and (ii) a $5 million accrual for a legal settlement.

    QVC's operating cash flow increased 5.4% for the three months ended
March 31, 2007, as compared to the corresponding prior year period. Such percentage increase in operating cash flow was less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the $5 million accrual for a legal settlement included in SG&A expenses.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2007 through 2012. During the three months ended March 31, 2007, 70.3% of Starz Entertainment's revenue was generated by its four largest customers, Comcast, Echostar Communications, DirecTV and Time Warner, each of which individually generated more than 10% Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreement with DirecTV expired June 30, 2006. In addition, the affiliation agreement with Time Warner, which originally expired on December 31, 2006, has been extended through June 30, 2007. Starz Entertainment is currently in negotiations with DirecTV and Time Warner regarding new agreements. There can be no assurance that any new agreements with DirecTV or Time Warner will have economic terms comparable to the old agreements.

    Starz Entertainment's operating results are as follows:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Revenue.....................................................   $ 265        259
Operating expenses..........................................    (167)      (189)
SG&A expenses...............................................     (25)       (29)
                                                               -----       ----
  Operating cash flow.......................................      73         41
Stock-based compensation....................................      (7)        --
Depreciation and amortization...............................      (6)        (8)
                                                               -----       ----
  Operating income..........................................   $  60         33
                                                               =====       ====

    Starz Entertainment's revenue increased $6 million or 2.3% for the three months ended March 31, 2007, as compared to the corresponding prior year period. The increase is due to a $16 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services partially offset by a $10 million decrease due to a decrease in the effective rate for Starz Entertainment's services.

    Starz Entertainment's Starz movie service and its Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 9.1% for the three months ended March 31, 2007, and Encore average subscriptions increased 6.4%. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, approximately 38% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the three months ended March 31, 2007.

    At March 31, 2007, cable, DTH satellite, and other distribution media represented 66.5%, 32.0% and 1.5%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses decreased 11.6% for the three months ended March 31, 2007, due primarily to a reduction in programming costs, which decreased from $179 million for the three months ended March 31, 2006 to $157 million in 2007. The decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in programming costs due to a higher percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

    Starz Entertainment expects that its full-year programming costs in 2007 will be 6%-9% lower than the 2006 costs due to Starz Entertainment receiving fewer first-run titles under certain of its output arrangements in 2007 and a lower effective rate for certain titles. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of costs experienced by Starz Entertainment may differ from the amounts noted above.

    Starz Entertainment's SG&A expenses decreased 13.8% for the three months ended March 31, 2007, as compared to the corresponding prior year period. The three-month decrease is due primarily to lower sales and marketing expenses of $3 million due to fewer national marketing campaigns and lower marketing support payments in 2007. To a certain extent, the timing of such campaigns and support payments are determined by Starz Entertainment's affiliates, and Starz Entertainment currently expects its full year 2007 sales and marketing expenses to approximate those of 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of Statement 157 on our financial statements.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Currently under Statement of Financial Accounting Standards No. 115, entities are required to recognize changes in fair value of available-for-sale securities in the balance sheet in accumulated other comprehensive earnings. Statement 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. We are currently evaluating the potential impacts of Statement 159 on our financial statements and have not made a determination as to which of our financial instruments, if any, we will choose to apply the provisions of Statement 159.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part I, Item 3 of our Annual Report on Form 10-K filed on March 1, 2007. Except as described below, there have been no material developments in such legal proceedings during the three months ended March 31, 2007.

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. In March 2005, the United States District Court for the District of Colorado entered a judgment in our favor and in favor of Messrs. Malone and Bennett with respect to the plaintiff's claims for damages arising from a failed attempt to acquire six regional cable television companies in Germany. In April 2007, the United States Court of Appeals for the Tenth Circuit affirmed the judgment entered by the trial court. We have not been notified as to whether the plaintiff will appeal that decision.

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

                                           LIBERTY MEDIA LLC

Date: May 11, 2007                         By:          /s/      GREGORY B. MAFFEI
                                                               -------------------------------------------
                                                                 Gregory B. Maffei
                                                                 President and Chief Executive Officer

Date: May 11, 2007                         By:          /s/      DAVID J.A. FLOWERS
                                                               -------------------------------------------
                                                                 David J.A. Flowers
                                                                 Senior Vice President and Treasurer
                                                                 (Principal Financial Officer)

Date: May 11, 2007                         By:          /s/      CHRISTOPHER W. SHEAN
                                                               -------------------------------------------
                                                                 Christopher W. Shean
                                                                 Senior Vice President and Controller
                                                                 (Principal Accounting Officer)

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