Form 10-Q
period 2007-06-30
LIBERTY MEDIA LLC
filed 2007-08-14
CIK 1082114

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2007          2006
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 3,194        3,107
  Trade and other receivables, net..........................     1,183        1,276
  Inventory, net............................................       862          831
  Program rights............................................       564          531
  Financial instruments (note 9)............................       174          239
  Other current assets......................................       122          233
  Assets of discontinued operations (note 5)................        --          512
                                                               -------       ------
    Total current assets....................................     6,099        6,729
                                                               -------       ------
Investments in available-for-sale securities and other cost
  investments, including $1,361 million and $1,482 million
  pledged as collateral for share borrowing arrangements
  (note 6)..................................................    20,177       21,622
Long-term financial instruments (note 9)....................     1,091        1,340
Investments in affiliates, accounted for using the equity
  method....................................................     1,796        1,842
Investment in special purpose entity (note 7)...............       750           --

Property and equipment, at cost.............................     1,756        1,531
Accumulated depreciation....................................      (459)        (385)
                                                               -------       ------
                                                                 1,297        1,146
                                                               -------       ------
Intangible assets not subject to amortization:
  Goodwill (note 8).........................................     7,899        7,588
  Trademarks................................................     2,491        2,471
  Other.....................................................       171           --
                                                               -------       ------
                                                                10,561       10,059
                                                               -------       ------

Intangible assets subject to amortization, net..............     3,998        3,910
Other assets, net (note 7)..................................     1,805          990
                                                               -------       ------
    Total assets............................................   $47,574       47,638
                                                               =======       ======

                                                                     (continued)

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2007          2006
                                                              ---------   -------------
                                                                 AMOUNTS IN MILLIONS
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $    434           508
  Accrued interest..........................................       141           214
  Other accrued liabilities.................................     1,001         1,035
  Financial instruments (note 9)............................     1,365         1,484
  Current portion of debt (note 10).........................       220           114
  Other current liabilities.................................       281           113
  Liabilities of discontinued operations (note 5)...........        --           101
                                                              --------       -------
    Total current liabilities...............................     3,442         3,569
                                                              --------       -------
Long-term debt (including $4,171 million measured at fair
  value at June 30, 2007) (note 10).........................    11,645         8,909
Long-term financial instruments (note 9)....................       131         1,706
Deferred income tax liabilities.............................     9,004         9,671
Other liabilities...........................................     1,465         1,870
                                                              --------       -------
    Total liabilities.......................................    25,687        25,725
                                                              --------       -------

Minority interests in equity of subsidiaries (note 7).......       892           290

Member's equity:
  Member's equity...........................................    29,083        29,072
  Note receivable from parent (note 12).....................    (2,829)         (979)
  Accumulated other comprehensive earnings, net of taxes....     5,531         5,952
  Accumulated deficit.......................................   (10,790)      (12,422)
                                                              --------       -------
    Total member's equity...................................    20,995        21,623
                                                              --------       -------

Commitments and contingencies (note 13)
    Total liabilities and member's equity...................  $ 47,574        47,638
                                                              ========       =======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Revenue:
  Net retail sales..........................................   $1,791     1,715      3,562      3,323
  Communications and programming services...................      402       310        754        603
                                                               ------     -----      -----      -----
                                                                2,193     2,025      4,316      3,926
                                                               ------     -----      -----      -----
Operating costs and expenses:
  Cost of sales.............................................    1,112     1,054      2,222      2,054
  Operating.................................................      434       361        818        706
  Selling, general and administrative, including stock-based
    compensation (note 3)...................................      247       207        476        398
  Depreciation and amortization.............................      172       146        323        287
                                                               ------     -----      -----      -----
                                                                1,965     1,768      3,839      3,445
                                                               ------     -----      -----      -----
    Operating income........................................      228       257        477        481
Other income (expense):
  Interest expense..........................................     (145)     (160)      (295)      (308)
  Dividend and interest income--third party.................       64        39        139         95
  Interest income--parent (note 12).........................       33         1         49          1
  Share of earnings of affiliates, net......................       16        21         25         29
  Realized and unrealized gains (losses) on financial
    instruments, net (note 9)...............................     (251)      362         93        169
  Gains on dispositions of assets, net......................      629       303        635        327
  Other, net................................................        5         9          5         13
                                                               ------     -----      -----      -----
                                                                  351       575        651        326
                                                               ------     -----      -----      -----
    Earnings from continuing operations before income taxes
      and minority interests................................      579       832      1,128        807
Income tax benefit (expense)................................      360      (340)       152       (240)
Minority interests in earnings of subsidiaries..............      (15)       (9)       (19)       (15)
                                                               ------     -----      -----      -----
    Earnings from continuing operations.....................      924       483      1,261        552
Earnings (loss) from discontinued operations, net of taxes
  (note 5)..................................................      107        (4)       149        (10)
Cumulative effect of accounting change, net of taxes
  (note 3)..................................................       --        --         --        (89)
                                                               ------     -----      -----      -----
    Net earnings............................................   $1,031       479      1,410        453
                                                               ======     =====      =====      =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                  (UNAUDITED)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings................................................   $1,031      479       1,410        453
                                                               ------      ---       -----      -----
Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................       11       58          22         78
  Unrealized holding gains (losses) arising during the
    period..................................................     (322)     441         (47)       902
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................     (392)      --        (396)       (15)
  Other comprehensive earnings from discontinued operations
    (note 5)................................................       --        1          --          1
                                                               ------      ---       -----      -----
  Other comprehensive earnings (loss).......................     (703)     500        (421)       966
                                                               ------      ---       -----      -----
Comprehensive earnings......................................   $  328      979         989      1,419
                                                               ======      ===       =====      =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 4)
Cash flows from operating activities:
  Net earnings..............................................  $ 1,410       453
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Loss (earnings) from discontinued operations............     (149)       10
    Cumulative effect of accounting change..................       --        89
    Depreciation and amortization...........................      323       287
    Stock-based compensation................................       40        51
    Payments of stock-based compensation....................      (35)       (1)
    Noncash interest expense (income), net..................      (43)       53
    Share of earnings of affiliates, net....................      (25)      (29)
    Realized and unrealized gains on financial instruments,
     net....................................................      (93)     (169)
    Gains on disposition of assets, net.....................     (635)     (327)
    Minority interests in earnings of subsidiaries..........       19        15
    Deferred income tax expense (benefit)...................     (228)       71
    Other noncash charges, net..............................       13        17
    Changes in operating assets and liabilities, net of the
     effects of acquisitions and dispositions:
      Current assets........................................        2        50
      Payables and other current liabilities................      (81)      (55)
                                                              -------     -----
        Net cash provided by operating activities...........      518       515
                                                              -------     -----
Cash flows from investing activities:
  Cash proceeds from dispositions...........................      520       920
  Net proceeds (payments) from settlement of financial
    instruments.............................................      (65)      200
  Cash paid for acquisitions, net of cash acquired..........     (126)     (601)
  Cash received in exchange transactions....................    1,154        --
  Capital expended for property and equipment...............     (179)     (104)
  Net purchases of short term investments...................     (191)       (5)
  Investments in and loans to cost and equity investees.....     (810)     (140)
  Net increase in restricted cash...........................     (734)       --
  Repurchases of subsidiary common stock....................       --      (159)
  Other investing activities, net...........................       19        --
                                                              -------     -----
        Net cash provided (used) by investing activities....     (412)      111
                                                              -------     -----
Cash flows from financing activities:
  Borrowings of debt........................................    1,384       400
  Repayments of debt........................................     (336)       (6)
  Cash transfers to parent, net.............................   (1,808)     (360)
  Contribution from minority owner..........................      750        --
  Other financing activities, net...........................      (11)       35
                                                              -------     -----
        Net cash provided (used) by financing activities....      (21)       69
                                                              -------     -----
Effect of foreign currency exchange rates on cash...........        1        16
                                                              -------     -----
Net cash provided to discontinued operations:
  Cash provided by operating activities.....................        8        33
  Cash used by investing activities.........................       (9)      (42)
  Cash provided by financing activities.....................       --         3
  Change in available cash held by discontinued
    operations..............................................        2         2
                                                              -------     -----
        Net cash provided by (to) discontinued operations...        1        (4)
                                                              -------     -----
        Net increase in cash and cash equivalents...........       87       707
        Cash and cash equivalents at beginning of period....    3,107     1,896
                                                              -------     -----
        Cash and cash equivalents at end of period..........  $ 3,194     2,603
                                                              =======     =====

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                                  (UNAUDITED)

                                SIX MONTHS ENDED
                                 JUNE 30, 2007

                                                        NOTE       ACCUMULATED
                                                     RECEIVABLE       OTHER                      TOTAL
                                          MEMBER'S      FROM      COMPREHENSIVE   ACCUMULATED   MEMBER'S
                                           EQUITY      PARENT       EARNINGS        DEFICIT      EQUITY
                                          --------   ----------   -------------   -----------   --------
                                                               AMOUNTS IN MILLIONS
Balance at January 1, 2007..............  $29,072        (979)        5,952         (12,422)     21,623
  Net earnings..........................       --          --            --           1,410       1,410
  Other comprehensive loss..............       --          --          (421)             --        (421)
  Issuance of parent common stock for
    acquisition.........................       --           7            --              --           7
  Cumulative effects of accounting
    changes, net (notes 10 and 11)......       --          --            --             222         222
  Cash transfers to parent, net.........       --      (1,808)           --              --      (1,808)
  Intercompany interest income..........       --         (49)           --              --         (49)
  Stock compensation....................       20          --            --              --          20
  Other.................................       (9)         --            --              --          (9)
                                          -------      ------         -----         -------      ------
Balance at June 30, 2007................  $29,083      (2,829)        5,531         (10,790)     20,995
                                          =======      ======         =====         =======      ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2007

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

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) the estimate of the fair value of its long-lived assets (including goodwill) and any resulting impairment charges, (ii) its accounting for income taxes, (iii) the fair value of its derivative instruments, (iv) its assessment of other-than-temporary declines in fair value of its investments and (v) its estimates of retail-related adjustments and allowances to be its most significant estimates.

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

(3) Stock-Based Compensation

    Certain employees of the Company and employees of its subsidiaries hold options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of Series A and Series B New Liberty Capital common stock and Series A and Series B New Liberty Interactive common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, New Liberty issues new shares from its authorized, but unissued shares.

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

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  June 30, 2007.............................................    $18
  June 30, 2006.............................................    $21
Six months ended:
  June 30, 2007.............................................    $40
  June 30, 2006.............................................    $51

    As of June 30, 2007, the total compensation cost related to unvested New Liberty equity awards was approximately $68 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

NEW LIBERTY AWARDS

    During the six months ended June 30, 2007, New Liberty granted 402,503 options to purchase shares of Series A New Liberty Capital common stock and 2,021,755 options to purchase shares of Series A New Liberty Interactive common stock to certain officers and employees of the Company and officers and employees of certain subsidiaries. New Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The Series A New Liberty Capital options and the Series A New Liberty Interactive options granted in 2007 had a weighted average grant-date fair value of $27.79 and $6.60, respectively.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table presents the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase New Liberty common stock granted to certain officers, employees and directors of the Company.

                                 SERIES A               SERIES B                SERIES A                 SERIES B
                                    NEW                    NEW                     NEW                      NEW
                                  LIBERTY                LIBERTY                 LIBERTY                  LIBERTY
                                  CAPITAL                CAPITAL               INTERACTIVE              INTERACTIVE
                                  COMMON                 COMMON                  COMMON                   COMMON
                                   STOCK       WAEP       STOCK       WAEP        STOCK        WAEP        STOCK        WAEP
                                 ---------   --------   ---------   --------   -----------   --------   -----------   --------
                                                                NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1,
  2007.........................    2,318     $ 93.24      1,498     $101.37       21,503      $19.71       7,491       $23.41
  Granted......................      403     $109.38         --                    2,022      $23.88          --
  Exercised....................     (202)    $ 82.52         --                   (1,549)     $17.47          --
  Forfeited....................      (17)    $275.00         --                     (366)     $35.57          --
  Repurchased..................       --                     --                     (510)     $17.76          --
                                   -----                  -----                   ------                   -----
Outstanding at June 30, 2007...    2,502     $ 94.30      1,498     $101.37       21,100      $20.02       7,491       $23.41
                                   =====                  =====                   ======                   =====
Exercisable at June 30, 2007...    1,575     $ 96.86      1,468     $101.69        9,149      $21.56       7,341       $23.48
                                   =====                  =====                   ======                   =====

    The following table provides additional information about outstanding options to purchase New Liberty common stock at June 30, 2007.

                                  NO. OF                      WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
                                OUTSTANDING     WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                                  OPTIONS     OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
                                  (000'S)       OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
                                -----------   -----------   ------------   ---------   -----------   -----------   ---------
Series A Capital..............      2,502       $ 94.30     5.0 years       $63,786       1,575        $ 96.86      $38,071
Series B Capital..............      1,498       $101.37     3.9 years       $24,923       1,468        $101.69      $23,948
Series A Interactive..........     21,100       $ 20.02     5.4 years       $61,450       9,149        $ 21.56      $16,774
Series B Interactive..........      7,491       $ 23.41     3.9 years       $ 1,103       7,341        $ 23.48      $   735

(4) Supplemental Disclosures to Statements of Cash Flows

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $  168      770
  Net liabilities assumed...................................      (34)     (49)
  Deferred tax liabilities..................................       --      (48)
  Minority interest.........................................       (1)     (72)
  New Liberty common stock issued...........................       (7)      --
                                                               ------      ---
    Cash paid for acquisitions, net of cash acquired........   $  126      601
                                                               ======      ===
Available-for-sale securities exchanged for consolidated
  subsidiaries and cash.....................................   $1,718       --
                                                               ======      ===

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Discontinued Operations

SALE OF OPENTV CORP.

    On January 16, 2007, Liberty completed the sale of its controlling interest in OpenTV Corp. ("OPTV") to an unaffiliated third party for cash consideration of $132 million, $20 million of which was deposited in an escrow account to fund potential indemnification claims by the third party made prior to the first anniversary of the closing. Pursuant to an agreement between Liberty and OPTV, $5.4 million of the amount received by Liberty at closing was remitted to OPTV, and OPTV will be entitled to 71.4% of any amounts released from the escrow account in the future. Liberty recognized a pre-tax gain of $65 million upon consummation of the sale. Such gain is included in earnings from discontinued operations in the accompanying condensed consolidated statement of operations.

SALE OF ASCENT ENTERTAINMENT GROUP, INC.

    On April 4, 2007, Liberty consummated a transaction with an unaffiliated third party pursuant to which Liberty sold its 100% ownership interest in Ascent Entertainment Group, Inc. ("AEG") for $332 million in cash and 2.05 million shares of common stock of the buyer valued at approximately $50 million. Liberty recognized a pre-tax gain of $163 million upon consummation of the sale. Such gain is included in earnings from discontinued operations. AEG's primary operating subsidiary is On Command Corporation. Subsequent to the closing, Liberty owns approximately 9% of the buyer's outstanding common stock.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Investments in Available-for-Sale Securities and Other Cost Investments

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                         JUNE 30,    DECEMBER 31,
                                                           2007          2006
                                                         ---------   -------------
                                                            AMOUNTS IN MILLIONS
News Corporation.......................................   $11,198       11,158
IAC/InterActiveCorp....................................     2,396        2,572
Time Warner Inc. ("Time Warner")(1)....................     2,161        3,728
Sprint Nextel Corporation(2)...........................     1,810        1,651
Motorola, Inc.(3)......................................     1,310        1,522
Other available-for-sale equity securities(4)..........       921          830
Other available-for-sale debt securities...............       338          135
Other cost investments and related receivables.........        43           34
                                                          -------       ------
  Consolidated Liberty.................................    20,177       21,630
  Less short-term investments..........................        --           (8)
                                                          -------       ------
                                                          $20,177       21,622
                                                          =======       ======

------------------------

(1) Includes $191 million and $198 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

(2) Includes $187 million and $170 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

(3) Includes $919 million and $1,068 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

(4) Includes $64 million and $46 million of shares pledged as collateral for share borrowing arrangements at June 30, 2007 and December 31, 2006, respectively.

TIME WARNER

    On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately
68.5 million shares of Time Warner common stock valued at $1,479 million, subject to a working capital adjustment, for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

    On a pro forma basis, the results of operations of the Atlanta Braves and Leisure Arts are not significant to those of Liberty for the six months ended June 30, 2007 and 2006.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                               JUNE 30, 2007           DECEMBER 31, 2006
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $8,633            --       9,335            --
Gross unrealized holding losses.........    $   (1)           --          (1)           --

    The aggregate fair value of securities with unrealized holding losses at June 30, 2007 was $6 million. None of these securities had unrealized losses for more than 12 continuous months.

(7) Investment in Special Purpose Entity

    In April 2007, Liberty and a third party financial institution (the "Financial Institution") jointly created a series of special purpose entities (the "Investment Fund"). Pursuant to the terms of the Investment Fund, a Liberty subsidiary borrowed $750 million from the Financial Institution with the intent to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors (the "Debt Securities") that Liberty believes have favorable risk/return profiles. One of the special purpose entities in the Investment Fund ("MFC") is a variable interest entity in which the Financial Institution has been deemed the primary beneficiary and thus its parent for consolidation purposes. Liberty contributed the borrowed funds to MFC in exchange for a mandatorily redeemable preferred stock interest. MFC subsequently invested the proceeds as an equity investment in another special purpose entity ("LCAP Investments LLC") which will make and hold the investments in the Debt Securities. A Liberty subsidiary separately made a nominal investment in LCAP Investments LLC which allows it to serve as its Managing Member. LCAP Investments LLC is considered a variable interest entity in which Liberty is deemed the primary beneficiary as a result of various special profit and loss allocations set forth in the governing agreements. As a result, LCAP Investments LLC is treated as a consolidated subsidiary of Liberty. Liberty is required to post cash collateral for the benefit of the Financial Institution of up to 20% of the cost of the Debt Securities.

    The various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," and Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," and related interpretations, have resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and AFS securities, respectively. The
$750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC is presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC is reflected as minority interest in Liberty's condensed consolidated balance sheet. The structural form of the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The amount of restricted cash in the Investment Fund at June 30, 2007 is $734 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(8) Intangible Assets

GOODWILL

    Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

                                                         STARZ
                                  QVC, INC.       ENTERTAINMENT, LLC
                                   ("QVC")      ("STARZ ENTERTAINMENT")     OTHER      TOTAL
                                  ----------   -------------------------   --------   --------
                                                      AMOUNTS IN MILLIONS
Balance at January 1, 2007......    $5,416               1,371                801      7,588
  Acquisitions(1)...............        --                  --                329        329
  Foreign currency
    translation.................        13                  --                 --         13
  Other(2)......................       (31)                 --                 --        (31)
                                    ------               -----              -----      -----
Balance at June 30, 2007........    $5,398               1,371              1,130      7,899
                                    ======               =====              =====      =====

------------------------

(1) The increase in goodwill relates primarily to the Time Warner Exchange and an exchange transaction with CBS Corporation in which Liberty received WFRV TV Station. The amount of goodwill recorded represents the difference between the consideration given up and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

(2) Other for QVC relates to the reversal of certain tax reserves in connection with the adoption of FIN 48 (see note 11). Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves is a reduction of goodwill.

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $251 million and $230 million for the six months ended June 30, 2007 and 2006, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2007...........................................    $259
2008........................................................    $481
2009........................................................    $434
2010........................................................    $402
2011........................................................    $375

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Financial Instruments

    The Company's financial instruments are summarized as follows:

TYPE OF                                                  JUNE 30,    DECEMBER 31,
FINANCIAL INSTRUMENT                                       2007          2006
--------------------                                     ---------   -------------
                                                            AMOUNTS IN MILLIONS
ASSETS
  Equity collars.......................................   $ 1,041        1,218
  Other................................................       224          361
                                                          -------       ------
                                                            1,265        1,579
  Less current portion.................................      (174)        (239)
                                                          -------       ------
                                                          $ 1,091        1,340
                                                          =======       ======
LIABILITIES
  Borrowed shares......................................   $ 1,361        1,482
  Exchangeable debenture call option obligations(1)....        --        1,280
  Equity collars.......................................       131          416
  Other................................................         4           12
                                                          -------       ------
                                                            1,496        3,190
  Less current portion.................................    (1,365)      (1,484)
                                                          -------       ------
                                                          $   131        1,706
                                                          =======       ======

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures(1)...........................    $ 61        --
Equity collars..............................................     (71)      (61)
Borrowed shares.............................................     121       105
Exchangeable debenture call option obligations(1)...........      --       140
Other derivatives...........................................     (18)      (15)
                                                                ----       ---
                                                                $ 93       169
                                                                ====       ===

------------------------

(1) See note 10 regarding the accounting for the Company's senior exchangeable debentures.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) Long-Term Debt

    Debt is summarized as follows:

                                                              OUTSTANDING        CARRYING VALUE
                                                               PRINCIPAL    -------------------------
                                                               JUNE 30,     JUNE 30,    DECEMBER 31,
                                                                 2007         2007          2006
                                                              -----------   ---------   -------------
                                                                        AMOUNTS IN MILLIONS
Senior exchangeable debentures
  0.75% Senior Exchangeable Debentures due 2023.............    $ 1,750        2,148        1,637
  4% Senior Exchangeable Debentures due 2029................        869          578          254
  3.75% Senior Exchangeable Debentures due 2030.............        810          470          234
  3.5% Senior Exchangeable Debentures due 2031..............        503          504          238
  3.25% Senior Exchangeable Debentures due 2031.............        551          471          119
Senior notes and debentures
  7.875% Senior Notes due 2009..............................        670          667          667
  7.75% Senior Notes due 2009...............................        233          234          234
  5.7% Senior Notes due 2013................................        802          801          800
  8.5% Senior Debentures due 2029...........................        500          495          495
  8.25% Senior Debentures due 2030..........................        902          895          895
QVC bank credit facilities..................................      3,675        3,675        3,225
Liberty bank facility.......................................        750          750           --
Other subsidiary debt.......................................        177          177          225
                                                                -------      -------        -----
Total consolidated Liberty debt.............................    $12,192       11,865        9,023
                                                                =======
  Less current maturities...................................                    (220)        (114)
                                                                             -------        -----
Total long-term debt........................................                 $11,645        8,909
                                                                             =======        =====

SENIOR EXCHANGEABLE DEBENTURES

    Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty now accounts for its senior exchangeable debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Increases in the fair value of the exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying condensed consolidated statements of operations and aggregated $61 million for the six months ended June 30, 2007.

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

LIBERTY BANK FACILITY

    Represents borrowings related to the Investment Fund described in note 7 above. Borrowings accrue interest at a rate of LIBOR plus an applicable margin.

QVC BANK CREDIT FACILITIES

    QVC is party to an unsecured $3.5 billion bank credit facility dated
March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of an $800 million U.S. dollar term loan, an $800 million U.S. dollar term loan, a $600 million multi-currency term loan that was drawn in U.S. dollars, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

    QVC is party to a second credit agreement dated October 4, 2006, as amended on March 20, 2007 (the "October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan, and $950 million of delayed draw term loans to be made from time to time upon the request of QVC. The delayed draw term loans are available until December 31, 2007 and are subject to reductions in the principal amount available. The loans are scheduled to mature on October 4, 2011.

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

    The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at June 30, 2007. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER SUBSIDIARY DEBT

    Other subsidiary debt at June 30, 2007, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2007 is as follows (amounts in millions):

Senior notes................................................   $1,678
Senior debentures...........................................   $1,379

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at June 30, 2007.

(11) Income Taxes

FIN 48

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

    As of June 30, 2007, the Company's 2001 and 2002 tax years are closed for federal income tax purposes, although tax loss carryforwards from those years are still subject to adjustment. The Company's tax years 2003 through 2006 remain subject to examination by the IRS for federal income tax purposes.

EFFECTIVE TAX RATE

    The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit. Accordingly, an income tax benefit adjustment of approximately
$541 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2007.

(12) Related Party Transactions

    The Company has made interest-bearing advances to New Liberty. Such advances aggregated $2,829 million as of June 30, 2007, including accrued interest of $75 million. Interest, which accrues daily at 3-month LIBOR (6.67% at June 30,
2007), aggregated $49 million for the six months ended June 30, 2007.

(13) Commitments and Contingencies

FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at June 30, 2007 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2007 is payable as follows: $139 million in 2007, $15 million in 2008 and $23 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at June 30, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $203 million in 2007; $409 million in 2008; $90 million in 2009; $74 million in 2010; $31 million in 2011; and $68 million thereafter.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009, all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010 and all qualifying films produced for theatrical release in the United States by Revolution Studios, an equity affiliate, through 2006. Films are generally available to Starz Entertainment for exhibition 10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

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

GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At June 30, 2007, Liberty's guarantee for obligations for films released by such date aggregated $694 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

EMPLOYMENT CONTRACTS

    The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

guaranteed contracts as of June 30, 2007 aggregated $148 million, which is payable as follows: $42 million in 2007, $65 million in 2008, $19 million in 2009 and $22 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

OPERATING LEASES

    Liberty and its subsidiaries lease business offices and other facilities, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

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

INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,577 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split-off from AT&T. Of that amount, $785 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") that may be carried to offset taxable income in 2006 and later years. These NOLs and current interest deductions on the exchangeable debentures are being used to offset taxable income currently being generated.

    The IRS has issued Technical Advice Memorandums (the "TAMs") challenging the current deductibility of interest expense claimed on exchangeable debentures issued by other companies. The TAMs conclude that such interest expense must be capitalized as basis to the shares referenced in the exchangeable debentures. The IRS has made inquiries and started an examination of Liberty's exchangeable debentures. If the IRS were to challenge Liberty's tax treatment of these interest deductions, and ultimately win such challenge, there would be no impact to Liberty's reported total tax expense as the resulting increase in current tax expense would be offset by a decrease in deferred tax expense. However, Liberty would be required to make current federal income tax payments and may be required to make interest payments to the IRS. These payments could prove to be significant.

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

(14) Operating Segments

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

    For the six months ended June 30, 2007, Liberty has identified the following businesses as its reportable segments:

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PERFORMANCE MEASURES

                                                     SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
QVC..................................   $3,377         757          3,185          733
Starz Entertainment..................      519         128            523           91
Corporate and other..................      420         (45)           218           (5)
                                        ------         ---          -----          ---
Consolidated Liberty.................   $4,316         840          3,926          819
                                        ======         ===          =====          ===

                                                    THREE MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
QVC..................................   $1,693         383          1,630          378
Starz Entertainment..................      254          55            264           50
Corporate and other..................      246         (20)           131           (4)
                                        ------         ---          -----          ---
Consolidated Liberty.................   $2,193         418          2,025          424
                                        ======         ===          =====          ===

OTHER INFORMATION

                                                           JUNE 30, 2007
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
QVC..........................................  $19,577          --          162
Starz Entertainment..........................    2,835          --            3
Corporate and other..........................   25,162       1,796           14
                                               -------       -----          ---
Consolidated Liberty.........................  $47,574       1,796          179
                                               =======       =====          ===

                       LIBERTY MEDIA LLC AND SUBSIDIARIES

            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings from continuing operations before income taxes and minority interests:

                                                      THREE MONTHS           SIX MONTHS
                                                          ENDED                 ENDED
                                                        JUNE 30,              JUNE 30,
                                                   -------------------   -------------------
                                                     2007       2006       2007       2006
                                                   --------   --------   --------   --------
                                                              AMOUNTS IN MILLIONS
Consolidated segment operating cash flow.........   $ 418        424        840        819
Stock-based compensation.........................     (18)       (21)       (40)       (51)
Depreciation and amortization....................    (172)      (146)      (323)      (287)
Interest expense.................................    (145)      (160)      (295)      (308)
Realized and unrealized gains (losses) on
  financial instruments, net.....................    (251)       362         93        169
Gains on dispositions of assets, net.............     629        303        635        327
Other, net.......................................     118         70        218        138
                                                    -----       ----      -----       ----
  Earnings from continuing operations before
    income taxes and minority interests..........   $ 579        832      1,128        807
                                                    =====       ====      =====       ====

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

    For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. TruePosition, Inc., BuySeasons, Inc., Backcountry.com, Inc. and WFRV and WJMN Television
Station, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in August 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a controlling interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. The Atlanta Braves, which we acquired in May 2007, own the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an online retailer of costumes, accessories, decor and party supplies. Backcountry, which we acquired in June 2007, operates six websites offering outdoor and backcountry sports gear and clothing. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

    In addition to the foregoing businesses, we hold an approximate 23% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related financial instruments in public companies such as News Corporation, Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

2007 COMPLETED AND PENDING TRANSACTIONS

    In addition to the sales of OPTV and AEG described in note 5 to the accompanying condensed consolidated financial statements, we have several other completed and pending transactions. Among these are:

    On April 16, 2007, we completed a transaction (the "CBS Exchange") with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS
Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash.

    On May 17, 2007 we completed the Time Warner Exchange in which we exchanged approximately 68.5 million shares of Time Warner common stock, subject to a working capital adjustment, for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash.

    In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which would own an approximate 38% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable ruling from the IRS confirming that the exchange is tax-free, is expected in the fall of 2007.

RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

    In addition to the 2007 acquisitions noted above, we completed several acquisitions in 2006 that impact the comparability of our 2006 and 2007 results of operations. Those acquisitions and the months in which they occurred are:
Provide in February 2006, FUN in March 2006 and BuySeasons and Starz Media in August 2006.

CONSOLIDATED OPERATING RESULTS

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  QVC..........................................   $1,693     1,630      3,377      3,185
  Starz Entertainment..........................      254       264        519        523
  Corporate and other..........................      246       131        420        218
                                                  ------     -----      -----      -----
    Consolidated Liberty.......................   $2,193     2,025      4,316      3,926
                                                  ======     =====      =====      =====
OPERATING CASH FLOW (DEFICIT)
  QVC..........................................   $  383       378        757        733
  Starz Entertainment..........................       55        50        128         91
  Corporate and other..........................      (20)       (4)       (45)        (5)
                                                  ------     -----      -----      -----
    Consolidated Liberty.......................   $  418       424        840        819
                                                  ======     =====      =====      =====
OPERATING INCOME (LOSS)
  QVC..........................................   $  244       242        487        454
  Starz Entertainment..........................       42        44        102         77
  Corporate and other..........................      (58)      (29)      (112)       (50)
                                                  ------     -----      -----      -----
    Consolidated Liberty.......................   $  228       257        477        481
                                                  ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $168 million or 8.3% and $390 million or 9.9% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to a $63 million or 3.9% increase for QVC, $66 million generated by Starz Media, which we acquired in August 2006 and $50 million generated by the Atlanta Braves, which we acquired in May 2007. The six month increase is due to a $192 million or 6.0% increase for QVC, $127 million generated by Starz Media and $50 million generated by the Atlanta Braves. In addition, we recognized a full six months of revenue for Provide and FUN in 2007. These increases were partially offset by $27 million and $51 million decreases for TruePosition for the three and six months ended
June 30, 2007, respectively. In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the first quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. It should be noted, however, that both Cingular Wireless and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included. See Operating Results by Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this measure is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 14 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow decreased $6 million or 1.4% and increased $21 million or 2.6% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month decrease is due primarily to an $18 million decrease in operating cash flow for TruePosition due to the reduction in revenue noted above and a $16 million operating cash flow deficit for Starz Media partially offset by increases for QVC, Provide, Starz Entertainment and the Atlanta Braves. The six month increase is due to Starz Entertainment, QVC and the Atlanta Braves partially offset by operating cash flow deficits for Starz Media of $26 million and TruePosition of $43 million.

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

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment, net of related income taxes. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. We recorded
$40 million of stock compensation expense for the six months ended June 30, 2007, compared with $51 million for the comparable period in 2006. As of June 30, 2007, the total compensation cost related to our unvested equity awards was approximately $68 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.0 years.

    OPERATING INCOME. Consolidated operating income decreased $29 million or 11.3% and $4 million or 0.8% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These changes are the net effect of an increase in operating income for Starz Entertainment and QVC, partially offset by operating losses generated by Starz Media of $34 million and TruePosition of $45 million. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

    INTEREST EXPENSE. Consolidated interest expense decreased for the three and six months ended June 30, 2007, as an increase attributable to increased borrowings on the QVC credit facilities was more than offset by a decrease due to our adoption of Statement 155 and the resulting change in accounting for our senior exchangeable debentures. Our interest expense for the six months ended June 30, 2006 included $47 million of accretion related to our exchangeable debentures. See note 10 to the accompanying condensed consolidated financial statements.

    DIVIDEND AND INTEREST INCOME--THIRD PARTY. Interest income increased in 2007 due to higher invested cash balances. Interest and dividend income for the six months ended June 30, 2007 was comprised of interest income earned on invested cash ($85 million), dividends on News Corporation common stock
($29 million), dividends on other AFS securities ($10 million), and other
($15 million).

    SHARE OF EARNINGS OF AFFILIATES. Our share of earnings (losses) of affiliates for the six months ended June 30, 2007 are $25 million. In
December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 38% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable ruling from the IRS that the exchange is tax free, is expected in the fall of 2007. Upon consummation, we will account for our interest in The DIRECTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DIRECTV Group reported net income for the year ended December 31, 2006 of $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                  SIX MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures..............................    $ 61        --
Equity collars..............................................     (71)      (61)
Borrowed shares.............................................     121       105
Exchangeable debenture call option obligations..............      --       140
Other derivatives...........................................     (18)      (15)
                                                                ----       ---
                                                                $ 93       169
                                                                ====       ===

    GAINS ON DISPOSITION, NET.  Gains on dispositions in 2007 include
$582 million related to the Time Warner Exchange and $31 million related to the CBS Exchange.

    INCOME TAXES. For the six months ended June 30, 2007, we recorded pre-tax earnings of $1,109 million and an income tax benefit of $152 million. The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit.

    NET EARNINGS. Our net earnings were $1,410 million and $453 million for six months ended June 30, 2007 and 2006, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million and ($10) million of earnings (loss) from discontinued operations in 2007 and 2006, respectively. The 2007 earnings from discontinued operations include pre-tax gains of $65 million and $163 million from the disposition of OpenTV and AEG, respectively. In 2006, we also recognized a transition adjustment of $89 million related to the adoption of Statement 123R.

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

    QVC's operating results are as follows:

                                                 THREE MONTHS
                                                     ENDED           SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2007       2006       2007       2006
                                              --------   --------   --------   --------
                                                         AMOUNTS IN MILLIONS
Net revenue.................................  $ 1,693      1,630      3,377      3,185
Cost of sales...............................   (1,058)    (1,007)    (2,118)    (1,978)
                                              -------     ------     ------     ------
  Gross profit..............................      635        623      1,259      1,207
Operating expenses..........................     (143)      (138)      (284)      (269)
SG&A expenses (excluding stock-based
  compensation).............................     (109)      (107)      (218)      (205)
                                              -------     ------     ------     ------
  Operating cash flow.......................      383        378        757        733
Stock-based compensation--SG&A..............       (5)       (16)       (16)       (41)
Depreciation and amortization...............     (134)      (120)      (254)      (238)
                                              -------     ------     ------     ------
  Operating income..........................  $   244        242        487        454
                                              =======     ======     ======     ======

    Net revenue is generated in the following geographic areas:

                                                    THREE MONTHS           SIX MONTHS
                                                        ENDED                 ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $1,184     1,140      2,358      2,228
QVC-UK.........................................      160       137        312        271
QVC-Germany....................................      198       190        413        385
QVC-Japan......................................      151       163        294        301
                                                  ------     -----      -----      -----
                                                  $1,693     1,630      3,377      3,185
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 3.9% and 6.0% during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase in revenue is comprised of a $38 million increase due to a 2.0% increase in the number of units shipped from
39.1 million to 39.9 million, a $7 million increase due to a 0.3% increase in the average sales price per unit ("ASP") and a $17 million increase due to favorable foreign currency rates as the U.S. dollar weakened against the UK pound sterling and the euro, net of the negative effect a stronger U.S. dollar compared to the Japanese yen. The six month increase in revenue is comprised of a $114 million increase due to a 3.3% increase in the number of units shipped from 76.3 million to 78.8 million, a $29 million increase due to a 0.7% increase in the ASP and a $48 million net increase due to changes in foreign currency exchange rates. In addition, returns as a percent of gross product revenue decreased from 19.2% to 19.0% for the three month periods and decreased from 19.3% for the six months ended June 30, 2006 to 19.0% in 2007 due to a shift in the sales mix from jewelry products to accessory products, which typically have lower return rates.

    During the three and six months ended June 30, 2007, net revenue was negatively impacted by continued weakness in the jewelry category particularly in the U.S., U.K. and German businesses due in part to higher gold prices. QVC-Germany net revenue in local currency declined relative to the prior periods due to softness in the home textile category, a 300 basis point increase in the German value added tax (VAT) rate and higher usage of markdowns in the fashion category. QVC-Japan net revenue declined in local currency during the three months ended June 30, 2007 as compared to the prior year period due to the heightened regulatory focus on health and beauty product presentations which began in March 2007.

    The number of homes receiving QVC's services are as follows:

                                                             HOMES (IN MILLIONS)
                                                          -------------------------
                                                          JUNE 30,    DECEMBER 31,
                                                            2007          2006
                                                          ---------   -------------
QVC-US..................................................    90.9          90.7
QVC-UK..................................................    21.0          19.4
QVC-Germany.............................................    37.7          37.5
QVC-Japan...............................................    19.9          18.7

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

    As noted above, during the three and six months ended June 30, 2007, the changes in revenue and expenses were also impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                       PERCENTAGE INCREASE (DECREASE) IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                       JUNE 30, 2007                   JUNE 30, 2007
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................       3.9%            3.9%            5.8%            5.8%
QVC-UK.......................      16.8%            7.5%           15.1%            4.4%
QVC-Germany..................       4.2%           (2.8)%           7.3%           (0.6)%
QVC-Japan....................      (7.4)%          (1.7)%          (2.3)%           1.7%

    QVC's gross profit percentage decreased approximately 70 basis points and 60 basis points during the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These decreases are due primarily to higher product distribution costs as well as a higher inventory obsolescence provision in 2007.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 3.6% and 5.6% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These increases are primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses remained relatively consistent during 2007, as compared to 2006.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 1.9% and 6.3% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The six month increase is due primarily to (i) an $8 million increase in personnel expenses due to merit and headcount increases and (ii) a $5 million accrual for a legal settlement.

    QVC's operating cash flow increased 1.3% and 3.3% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. Such percentage increases in operating cash flow were less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the $5 million accrual for a legal settlement included in SG&A expenses.

    STARZ ENTERTAINMENT. Historically, Starz Entertainment has provided premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2007 through 2012. During the six months ended June 30, 2007, 70.2% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, Echostar Communications, The DIRECTV Group, Inc. and Time Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

    Starz Entertainment's operating results are as follows:

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2007       2006       2007       2006
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Revenue...........................................   $ 254        264        519        523
Operating expenses................................    (171)      (188)      (338)      (377)
SG&A expenses.....................................     (28)       (26)       (53)       (55)
                                                     -----       ----       ----       ----
  Operating cash flow.............................      55         50        128         91
Stock-based compensation..........................      (7)        --        (14)        --
Depreciation and amortization.....................      (6)        (6)       (12)       (14)
                                                     -----       ----       ----       ----
  Operating income................................   $  42         44        102         77
                                                     =====       ====       ====       ====

    Starz Entertainment's revenue decreased $10 million or 3.8% and $4 million or 0.8% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. The three month decrease is due to a $24 million decrease due to a lower effective rate for Starz

Entertainment's services, partially offset by a $14 million increase resulting from growth in the average number of subscription units for Starz
Entertainment's services. The six month decrease is due to a lower effective rate ($34 million) partially offset by a $30 million increase resulting from higher average subscription units.

    Starz Entertainment's affiliation agreements with DirecTV and another affiliate have expired. In addition, the affiliate agreement with Time Warner, which originally expired on December 31, 2006, has been extended to September 30, 2007. Starz Entertainment is currently in negotiations with each of these affiliates regarding new agreements. There can be no assurance that any new agreements with these affiliates will have economic terms comparable to the old agreements. In the event new affiliation agreements do not have comparable terms, Starz Entertainment's revenue and operating cash flow could be adversely impacted. In this regard, DirecTV and the other affiliate are currently making payments to Starz Entertainment at rates lower than the expired contracts required. Starz Entertainment is recognizing revenue from these two affiliates based on such payments, contributing to the lower effective rate in 2007 noted above. In addition, the sale of Adelphia Communication's systems to Comcast and Time Warner in 2006 has also contributed to the lower effective rate.

    The Starz movie service and the Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 7.4% and 8.3% for the three and six months ended June 30, 2007, respectively, and Encore average subscription units increased 5.8% and 5.8%, respectively, for such periods. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, approximately 38% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the six months ended June 30, 2007.

    At June 30, 2007, cable, DTH satellite, and other distribution media represented 66.5%, 31.3% and 2.2%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses decreased 9.0% and 10.3% for the three and six months ended June 30, 2007, respectively, due primarily to a reduction in programming costs, which decreased from $180 million for the three months ended June 30, 2006 to $162 million in 2007 and from $359 million for the six months ended June 30, 2006 to $319 million in 2007. The decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions.

    Starz Entertainment expects that its full-year programming costs in 2007 will be 6%-9% lower than the 2006 costs due to Starz Entertainment receiving fewer first-run titles under certain of its output arrangements in 2007 and a lower effective rate for certain titles. This estimate is subject to a number of assumptions that could change depending on the number and timing of movie titles actually becoming available to Starz Entertainment and their ultimate box office performance. Accordingly, the actual amount of costs experienced by Starz Entertainment may differ from the estimated decreases noted above.

    Starz Entertainment's SG&A expenses increased $2 million or 7.7% and decreased $2 million or 3.6% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding prior year period. These fluctuations are due primarily to changes in sales and marketing expenses in 2007, as compared to 2006. To a certain extent, the timing of Starz Entertainment's sales and marketing expenses are determined by Starz Entertainment's affiliates, and Starz Entertainment currently expects its full year 2007 sales and marketing expenses to exceed those of 2006 due to expected increases in affiliate and consumer marketing costs.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                               LIBERTY MEDIA LLC

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 8, 2007 and
Part I, Item 3 of our Annual Report on Form 10-K filed on March 1, 2007. Except as described below, there have been no material developments in such legal proceedings during the three months ended June 30, 2007.

    KLESCH & COMPANY LIMITED V. LIBERTY MEDIA CORPORATION, JOHN C. MALONE AND ROBERT R. BENNETT. In March 2005, the United States District Court for the District of Colorado entered a judgment in our favor and in favor of Messrs. Malone and Bennett with respect to the plaintiff's claims for damages arising from a failed attempt to acquire six regional cable television companies in Germany. In April 2007, the United States Court of Appeals for the Tenth Circuit affirmed the judgment entered by the trial court. The time period for the plaintiff to appeal that decision to the United States Supreme Court has lapsed and, accordingly, that judgment is now final.

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

                                           LIBERTY MEDIA LLC

Date: August 14, 2007                      By:          /s/      GREGORY B. MAFFEI
                                                               -------------------------------------------
                                                                 Gregory B. Maffei
                                                                 President and Chief Executive Officer

Date: August 14, 2007                      By:          /s/      DAVID J.A. FLOWERS
                                                               -------------------------------------------
                                                                 David J.A. Flowers
                                                                 Senior Vice President and Treasurer
                                                                 (Principal Financial Officer)

Date: August 14, 2007                      By:          /s/      CHRISTOPHER W. SHEAN
                                                               -------------------------------------------
                                                                 Christopher W. Shean
                                                                 Senior Vice President and Controller
                                                                 (Principal Accounting Officer)

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