Form 10-Q
period 2007-09-30
LIBERTY MEDIA LLC
filed 2007-11-13
CIK 1082114

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2007            2006
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 3,089          3,107
  Trade and other receivables, net..........................        1,285          1,276
  Inventory, net............................................        1,015            831
  Program rights............................................          589            531
  Financial instruments (note 9)............................          169            239
  Other current assets......................................          129            233
  Assets of discontinued operations (note 5)................           --            512
                                                                  -------         ------
    Total current assets....................................        6,276          6,729
                                                                  -------         ------

Investments in available-for-sale securities and other cost
  investments, including $1,371 million and $1,482 million
  pledged as collateral for share borrowing arrangements
  (note 6)..................................................       19,807         21,622
Long-term financial instruments (note 9)....................        1,226          1,340
Investments in affiliates, accounted for using the equity
  method....................................................        1,825          1,842
Investment in special purpose entity (note 7)...............          750             --

Property and equipment, at cost.............................        1,850          1,531
Accumulated depreciation....................................         (512)          (385)
                                                                  -------         ------
                                                                    1,338          1,146
                                                                  -------         ------
Intangible assets not subject to amortization:
  Goodwill (note 8).........................................        7,908          7,588
  Trademarks................................................        2,490          2,471
  Other.....................................................          173             --
                                                                  -------         ------
                                                                   10,571         10,059
                                                                  -------         ------

Intangible assets subject to amortization, net..............        3,932          3,910
Other assets, net (note 7)..................................        1,740            990
                                                                  -------         ------
    Total assets............................................      $47,465         47,638
                                                                  =======         ======

                                                                     (continued)

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2007            2006
                                                              --------------   -------------
                                                                   AMOUNTS IN MILLIONS
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
  Accounts payable..........................................     $    586             508
  Accrued interest..........................................          109             214
  Other accrued liabilities.................................          991           1,035
  Financial instruments (note 9)............................        1,376           1,484
  Current portion of debt (note 10).........................          208             114
  Other current liabilities.................................          148             113
  Liabilities of discontinued operations (note 5)...........           --             101
                                                                 --------        --------
    Total current liabilities...............................        3,418           3,569
                                                                 --------        --------

Long-term debt (including $3,901 million measured at fair
  value at September 30, 2007) (note 10)....................       11,606           8,909
Long-term financial instruments (note 9)....................          161           1,706
Deferred income tax liabilities.............................        9,109           9,671
Other liabilities...........................................        1,496           1,870
                                                                 --------        --------
    Total liabilities.......................................       25,790          25,725
                                                                 --------        --------

Minority interests in equity of subsidiaries (note 7).......          891             290

Member's equity:
  Member's equity...........................................       29,089          29,072
  Note receivable from parent (note 12).....................       (3,164)           (979)
  Accumulated other comprehensive earnings, net of taxes....        5,328           5,952
  Accumulated deficit.......................................      (10,469)        (12,422)
                                                                 --------        --------
    Total member's equity...................................       20,784          21,623
                                                                 --------        --------

Commitments and contingencies (note 13)
    Total liabilities and member's equity...................     $ 47,465          47,638
                                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Revenue:
  Net retail sales..........................................   $1,760      1,693      5,322      5,016
  Communications and programming services...................      491        323      1,245        926
                                                               ------     ------     ------     ------
                                                                2,251      2,016      6,567      5,942
                                                               ------     ------     ------     ------

Operating costs and expenses:
  Cost of sales.............................................    1,115      1,063      3,337      3,117
  Operating.................................................      479        369      1,297      1,075
  Selling, general and administrative, including stock-based
    compensation (note 3)...................................      241        201        717        599
  Depreciation and amortization.............................      176        147        499        434
  Impairment of long-lived assets...........................       41         --         41         --
                                                               ------     ------     ------     ------
                                                                2,052      1,780      5,891      5,225
                                                               ------     ------     ------     ------

    Operating income........................................      199        236        676        717

Other income (expense):
  Interest expense..........................................     (173)      (177)      (468)      (485)
  Dividend and interest income--third party.................      107         71        246        166
  Interest income--parent...................................       51         10        100         11
  Share of earnings (loss) of affiliates, net...............       (1)         3         24         32
  Realized and unrealized gains (losses) on financial
    instruments, net (note 9)...............................      400        (73)       493         96
  Gains on dispositions of assets, net......................        2         25        637        352
  Nontemporary declines in fair value of investments........       --         (4)        --         (4)
  Other, net................................................        2         --          7         13
                                                               ------     ------     ------     ------
                                                                  388       (145)     1,039        181
                                                               ------     ------     ------     ------

    Earnings from continuing operations before income taxes
      and minority interests................................      587         91      1,715        898
Income tax expense..........................................     (235)       (17)       (83)      (257)
Minority interests in earnings of subsidiaries..............       (2)        (5)       (21)       (20)
                                                               ------     ------     ------     ------

    Earnings from continuing operations.....................      350         69      1,611        621
Earnings (loss) from discontinued operations, net of taxes
  (note 5)..................................................       --         --        149        (10)
Cumulative effect of accounting change, net of taxes (note
  3)........................................................       --         --         --        (89)
                                                               ------     ------     ------     ------

    Net earnings............................................   $  350         69      1,760        522
                                                               ======     ======     ======     ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                                  (UNAUDITED)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Net earnings................................................    $350         69       1,760        522
                                                                ----       ----      ------     ------

Other comprehensive earnings (loss), net of taxes:
  Foreign currency translation adjustments..................      68        (11)         90         67
  Unrealized holding gains (losses) arising during the
    period..................................................    (270)       449        (317)     1,351
  Recognition of previously unrealized gains on
    available-for-sale securities, net......................      (1)       (10)       (397)       (25)
  Other comprehensive earnings from discontinued operations
    (note 5)................................................      --         --          --          1
                                                                ----       ----      ------     ------
  Other comprehensive earnings (loss).......................    (203)       428        (624)     1,394
                                                                ----       ----      ------     ------
Comprehensive earnings......................................    $147        497       1,136      1,916
                                                                ====       ====      ======     ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
                                                                   (NOTE 4)
Cash flows from operating activities:
  Net earnings..............................................   $1,760        522
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Loss (earnings) from discontinued operations............     (149)        10
    Cumulative effect of accounting change..................       --         89
    Depreciation and amortization...........................      499        434
    Impairment of long-lived assets.........................       41         --
    Stock-based compensation................................       57         46
    Payments of stock-based compensation....................      (38)      (109)
    Noncash interest, net...................................      (93)        70
    Share of earnings of affiliates, net....................      (24)       (32)
    Realized and unrealized gains on financial instruments,
     net....................................................     (493)       (96)
    Gains on disposition of assets, net.....................     (637)      (352)
    Nontemporary declines in fair value of investments......       --          4
    Minority interests in earnings of subsidiaries..........       21         20
    Intercompany tax allocation.............................       --          4
    Deferred income tax benefit.............................      (36)       (96)
    Other noncash charges, net..............................       40         31
    Changes in operating assets and liabilities, net of the
     effects of acquisitions and dispositions:
      Current assets........................................     (245)      (220)
      Payables and other current liabilities................      (12)       261
                                                               ------    -------
        Net cash provided by operating activities...........      691        586
                                                               ------    -------

Cash flows from investing activities:
  Cash proceeds from dispositions...........................      477        925
  Net proceeds (payments) from settlement of financial
    instruments.............................................      (66)       330
  Cash paid for acquisitions, net of cash acquired..........     (126)      (866)
  Cash received in exchange transactions....................    1,154         --
  Capital expended for property and equipment...............     (254)      (182)
  Net sales (purchases) of short term investments...........     (215)        12
  Investments in and loans to cost and equity investees.....      (91)      (178)
  Investment in special purpose entity......................     (750)        --
  Net increase in restricted cash...........................     (735)        --
  Repurchases of subsidiary common stock....................       --       (314)
  Other investing activities, net...........................      (11)        61
                                                               ------    -------
        Net cash used by investing activities...............     (617)      (212)
                                                               ------    -------

Cash flows from financing activities:
  Borrowings of debt........................................    1,612      2,377
  Repayments of debt........................................     (351)    (1,383)
  Cash transfers to parent, net.............................   (2,092)      (731)
  Contribution from minority owner..........................      751         --
  Other financing activities, net...........................      (23)        (4)
                                                               ------    -------
        Net cash provided (used) by financing activities....     (103)       259
                                                               ------    -------

Effect of foreign currency exchange rates on cash...........       10         11
                                                               ------    -------

Net cash provided to discontinued operations:
  Cash provided by operating activities.....................        8         61
  Cash used by investing activities.........................       (9)       (58)
  Cash provided by financing activities.....................       --          4
  Change in available cash held by discontinued
    operations..............................................        2         (5)
                                                               ------    -------
        Net cash provided by discontinued operations........        1          2
                                                               ------    -------
        Net increase (decrease) in cash and cash
        equivalents.........................................      (18)       646
        Cash and cash equivalents at beginning of period....    3,107      1,896
                                                               ------    -------
        Cash and cash equivalents at end of period..........   $3,089      2,542
                                                               ======    =======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY

                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                  ACCUMULATED
                                                      NOTE           OTHER                      TOTAL
                                        MEMBER'S   RECEIVABLE    COMPREHENSIVE   ACCUMULATED   MEMBER'S
                                         EQUITY    FROM PARENT     EARNINGS        DEFICIT      EQUITY
                                        --------   -----------   -------------   -----------   --------
                                                              AMOUNTS IN MILLIONS
Balance at January 1, 2007............  $29,072        (979)         5,952         (12,422)     21,623
  Net earnings........................       --          --             --           1,760       1,760
  Other comprehensive loss............       --          --           (624)             --        (624)
  Issuance of parent common stock for
    acquisition.......................       --           7             --              --           7
  Cumulative effects of accounting
    changes, net (notes 10 and 11)....       --          --             --             193         193
  Cash transfers to parent, net.......       --      (2,092)            --              --      (2,092)
  Intercompany interest income........       --        (100)            --              --        (100)
  Stock compensation..................       29          --             --              --          29
  Other...............................      (12)         --             --              --         (12)
                                        -------      ------          -----         -------      ------
Balance at September 30, 2007.........  $29,089      (3,164)         5,328         (10,469)     20,784
                                        =======      ======          =====         =======      ======

     See accompanying notes to condensed consolidated financial statements.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007
                                  (UNAUDITED)

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

STATEMENT 123R

    Liberty accounts for compensation related to Awards granted to its employees and directors pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT" ("Statement 123R"). Statement 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment loss, net of related income taxes.

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

    Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
  September 30, 2007........................................    $17
  September 30, 2006........................................    $(5)

Nine months ended:
  September 30, 2007........................................    $57
  September 30, 2006........................................    $46

    As of September 30, 2007, the total compensation cost related to unvested New Liberty equity awards was approximately $75 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

NEW LIBERTY AWARDS

    During the nine months ended September 30, 2007, New Liberty granted 402,503 options to purchase shares of Series A New Liberty Capital common stock and 4,486,814 options to purchase shares of Series A New Liberty Interactive common stock to certain officers and employees of the Company and officers and employees of certain subsidiaries. New Liberty used the Black-Scholes Model to estimate the grant date fair value of such options. The Series A New Liberty Capital options and the Series A New Liberty Interactive options granted in 2007 had a weighted average grant-date fair value of $27.79 and $5.84, respectively.

    The following table presents the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase New Liberty common stock granted to certain officers, employees and directors of the Company.

                                 SERIES A                 SERIES B                 SERIES A                 SERIES B
                                NEW LIBERTY              NEW LIBERTY              NEW LIBERTY              NEW LIBERTY
                                  CAPITAL                  CAPITAL                INTERACTIVE              INTERACTIVE
                                  COMMON                   COMMON                   COMMON                   COMMON
                                   STOCK        WAEP        STOCK        WAEP        STOCK        WAEP        STOCK        WAEP
                                -----------   --------   -----------   --------   -----------   --------   -----------   --------
                                                                 NUMBERS OF OPTIONS IN THOUSANDS
Outstanding at January 1,
  2007.......................      2,318      $ 93.24       1,498      $101.37      21,503       $19.71       7,491       $23.41
  Granted....................        403      $109.38          --                    4,487       $21.27          --
  Exercised..................       (250)     $ 85.10          --                   (1,560)      $17.41          --
  Forfeited..................        (16)     $274.49          --                     (553)      $29.68          --
  Repurchased................         --                       --                     (510)      $17.76          --
                                   -----                    -----                   ------                    -----
Outstanding at September 30,
  2007.......................      2,455      $ 94.31       1,498      $101.37      23,367       $19.95       7,491       $23.41
                                   =====                    =====                   ======                    =====
Exercisable at September 30,
  2007.......................      1,678      $ 95.64       1,468      $101.69      10,909       $21.06       7,341       $23.48
                                   =====                    =====                   ======                    =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table provides additional information about outstanding options to purchase New Liberty common stock at September 30, 2007.

                               NO. OF                      WEIGHTED     AGGREGATE     NO. OF                    AGGREGATE
                             OUTSTANDING     WAEP OF       AVERAGE      INTRINSIC   EXERCISABLE     WAEP OF     INTRINSIC
                               OPTIONS     OUTSTANDING    REMAINING       VALUE       OPTIONS     EXERCISABLE     VALUE
                               (000'S)       OPTIONS         LIFE        (000'S)      (000'S)       OPTIONS      (000'S)
                             -----------   -----------   ------------   ---------   -----------   -----------   ---------
Series A Capital..........       2,455       $ 94.31     4.8 years       $80,158       1,678        $ 95.64      $54,226
Series B Capital..........       1,498       $101.37     3.7 years       $32,429       1,468        $101.69      $31,304
Series A Interactive......      23,367       $ 19.95     5.4 years       $18,541      10,909        $ 21.06      $ 7,473
Series B Interactive......       7,491       $ 23.41     3.7 years       $    --       7,341        $ 23.48      $    --

(4) Supplemental Disclosures to Statements of Cash Flows

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Cash paid for acquisitions:
  Fair value of assets acquired.............................   $  164     1,499
  Net liabilities assumed...................................      (33)     (239)
  Deferred tax liabilities..................................        3       (52)
  Minority interest.........................................       (1)      (71)
  Exchange of cost investment...............................       --      (235)
  New Liberty common stock issued...........................       (7)      (36)
                                                               ------     -----
    Cash paid for acquisitions, net of cash acquired........   $  126       866
                                                               ======     =====

Available-for-sale securities exchanged for consolidated
  subsidiaries and cash.....................................   $1,718        --
                                                               ======     =====

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

(6) Investments in Available-for-Sale Securities and Other Cost Investments

    Investments in available-for-sale securities and other cost investments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2007            2006
                                                      --------------   -------------
                                                           AMOUNTS IN MILLIONS
News Corporation....................................      $11,536         11,158
IAC/InterActiveCorp.................................        2,054          2,572
Time Warner Inc. ("Time Warner")(1).................        1,885          3,728
Sprint Nextel Corporation(2)........................        1,660          1,651
Motorola, Inc.(3)...................................        1,371          1,522
Other available-for-sale equity securities(4).......          895            830
Other available-for-sale debt securities............          361            135
Other cost investments and related receivables......           45             34
                                                          -------         ------
  Consolidated Liberty..............................       19,807         21,630
  Less short-term investments.......................           --             (8)
                                                          -------         ------
                                                          $19,807         21,622
                                                          =======         ======

------------------------

(1) Includes $167 million and $198 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

(2) Includes $171 million and $170 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

(3) Includes $962 million and $1,068 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

(4) Includes $71 million and $46 million of shares pledged as collateral for share borrowing arrangements at September 30, 2007 and December 31, 2006, respectively.

TIME WARNER

    On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately
68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

CBS CORPORATION

    On April 16, 2007, Liberty completed a transaction (the "CBS Exchange") with CBS Corporation pursuant to which Liberty exchanged all of its 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash. Liberty recognized a pre-tax gain of $31 million based on the difference between the fair value and the weighted average cost basis of the CBS shares exchanged.

    On a pro forma basis, the results of operations of the Atlanta Braves, Leisure Arts and WFRV TV Station are not significant to those of Liberty for the nine months ended September 30, 2007 and 2006.

UNREALIZED HOLDING GAINS AND LOSSES

    Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

                                            SEPTEMBER 30, 2007         DECEMBER 31, 2006
                                          -----------------------   -----------------------
                                            EQUITY        DEBT        EQUITY        DEBT
                                          SECURITIES   SECURITIES   SECURITIES   SECURITIES
                                          ----------   ----------   ----------   ----------
                                                         AMOUNTS IN MILLIONS
Gross unrealized holding gains..........    $8,263            --       9,335            --
Gross unrealized holding losses.........    $  (23)           (1)         (1)           --

    The aggregate fair value of securities with unrealized holding losses at September 30, 2007 was $373 million. None of these securities had unrealized losses for more than 12 continuous months.

(7) Investment in Special Purpose Entity

    In April 2007, Liberty and a third party financial institution (the "Financial Institution") jointly created a series of special purpose entities (the "Investment Fund"). Pursuant to the terms of the Investment Fund, a Liberty subsidiary borrowed $750 million from the Financial Institution with the intent to invest such proceeds in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors (the "Debt Securities") that Liberty believes have favorable risk/return profiles. One of the special purpose entities in the Investment Fund ("MFC") is a variable interest entity of which the Financial Institution has been deemed the primary beneficiary and thus its parent for consolidation purposes. Liberty contributed the borrowed funds to MFC in exchange for a mandatorily redeemable preferred stock interest. MFC subsequently invested the proceeds as an equity investment in another special purpose entity ("LCAP Investments LLC") which will make and hold the investments in the Debt Securities. A Liberty subsidiary separately made a nominal investment in LCAP Investments LLC which allows it to serve as its Managing Member. LCAP Investments LLC is considered a variable interest entity of which Liberty is deemed the primary beneficiary as a result of various special profit and loss allocations set forth in the governing agreements. As a result, LCAP Investments LLC is treated as a consolidated subsidiary of Liberty. Liberty is required to post cash collateral for the benefit of the Financial Institution of up to 20% of the cost of the Debt Securities.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," and Statement of Financial Accounting Standards No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," and related interpretations, have resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and available-for-sale securities, respectively. The $750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC is presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC is reflected as minority interest in Liberty's condensed consolidated balance sheet. The structural form of the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

    The amount of restricted cash in the Investment Fund at September 30, 2007 is $735 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(8) Intangible Assets

GOODWILL

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

                                                          STARZ
                                             QVC      ENTERTAINMENT    OTHER      TOTAL
                                           --------   -------------   --------   --------
                                                        AMOUNTS IN MILLIONS
Balance at January 1, 2007...............   $5,416        1,371          801      7,588
  Acquisitions(1)........................       --           --          334        334
  Foreign currency translation...........       40           --           14         54
  Impairment(2)..........................       --           --          (32)       (32)
  Other(3)...............................      (34)          --           (2)       (36)
                                            ------        -----        -----      -----
Balance at September 30, 2007............   $5,422        1,371        1,115      7,908
                                            ======        =====        =====      =====

------------------------

(1) The increase in goodwill relates primarily to the Time Warner Exchange and the CBS Exchange. The amount of goodwill recorded represents the difference between the consideration given up and the estimated fair value of the assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

(2) During the three months ended September 30, 2007, FUN recognized an impairment loss related to its sports information segment due to new competitors in the market place and the resulting loss of revenue and operating income. FUN calculated its impairment charge based on a third-party valuation of the sports information segment.

(3) Other for QVC primarily relates to the reversal of certain tax reserves in connection with the adoption of FIN 48 (see note 11). Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves is a reduction of goodwill.

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AMORTIZABLE INTANGIBLE ASSETS

    Amortization of intangible assets with finite useful lives was $384 million and $347 million for the nine months ended September 30, 2007 and 2006, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2007...........................................    $131
2008........................................................    $492
2009........................................................    $444
2010........................................................    $408
2011........................................................    $381

(9) Financial Instruments

    The Company's financial instruments are summarized as follows:

                                                      SEPTEMBER 30,    DECEMBER 31,
TYPE OF FINANCIAL INSTRUMENT                               2007            2006
----------------------------                          --------------   -------------
                                                           AMOUNTS IN MILLIONS
ASSETS
  Equity collars....................................      $1,220           1,218
  Other.............................................         175             361
                                                          ------          ------
                                                           1,395           1,579
  Less current portion..............................        (169)           (239)
                                                          ------          ------
                                                          $1,226           1,340
                                                          ======          ======

LIABILITIES
  Borrowed shares...................................      $1,371           1,482
  Exchangeable debenture call option
    obligations(1)..................................          --           1,280
  Equity collars....................................         132             416
  Other.............................................          34              12
                                                          ------          ------
                                                           1,537           3,190
  Less current portion..............................      (1,376)         (1,484)
                                                          ------          ------
                                                          $  161           1,706
                                                          ======          ======

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures(1)...........................    $330         --
Equity collars..............................................     107        147
Borrowed shares.............................................     111       (198)
Exchangeable debenture call option obligations (1)..........      --         69
Other derivatives...........................................     (55)        78
                                                                ----       ----
                                                                $493         96
                                                                ====       ====

------------------------

(1) See note 10 regarding the accounting for the Company's senior exchangeable debentures.

(10) Long-Term Debt

    Debt is summarized as follows:

                                                          OUTSTANDING             CARRYING VALUE
                                                           PRINCIPAL      ------------------------------
                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2007             2007            2006
                                                         --------------   --------------   -------------
                                                                       AMOUNTS IN MILLIONS
Senior exchangeable debentures
  0.75% Senior Exchangeable Debentures due 2023........     $ 1,750             1,921          1,637
  4% Senior Exchangeable Debentures due 2029...........         869               565            254
  3.75% Senior Exchangeable Debentures due 2030........         810               474            234
  3.5% Senior Exchangeable Debentures due 2031.........         501               489            238
  3.25% Senior Exchangeable Debentures due 2031........         551               452            119
Senior notes and debentures
  7.875% Senior Notes due 2009.........................         670               667            667
  7.75% Senior Notes due 2009..........................         233               234            234
  5.7% Senior Notes due 2013...........................         802               801            800
  8.5% Senior Debentures due 2029......................         500               495            495
  8.25% Senior Debentures due 2030.....................         902               895            895
Liberty bank facility..................................         750               750             --
QVC bank credit facilities.............................       3,900             3,900          3,225
Other subsidiary debt..................................         171               171            225
                                                            -------           -------          -----
Total consolidated Liberty debt........................     $12,409            11,814          9,023
                                                            =======
  Less current maturities..............................                          (208)          (114)
                                                                              -------          -----
Total long-term debt...................................                       $11,606          8,909
                                                                              =======          =====

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SENIOR EXCHANGEABLE DEBENTURES

    Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("Statement 155"). Statement 155, among other things, amends Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("Statement 133"), and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature of its senior exchangeable debentures separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty now accounts for its senior exchangeable debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Decreases in the fair value of the exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying condensed consolidated statements of operations and aggregated $330 million for the nine months ended September 30, 2007.

    In the third quarter of 2007, Liberty revised the transition adjustment for its adoption of Statement 155 to include the removal of deferred loan costs related to its senior exchangeable debentures. The impact of this revision to Liberty's condensed consolidated balance sheet was a $47 million decrease to other assets, an $18 million decrease to deferred tax liabilities and a $29 million increase to accumulated deficit. Liberty does not believe this revision, which is limited to these balance sheet accounts, is material to its previously reported 2007 balance sheets.

    The impact--increase/(decrease)--on Liberty's balance sheet of the adoption of Statement 155, including the aforementioned third quarter revision, is as follows (amounts in millions):

Other assets................................................  $   (47)
Long-term financial instrument liabilities..................  $(1,280)
Long-term debt..............................................  $ 1,848
Deferred income tax liabilities.............................  $  (234)
Accumulated deficit.........................................  $   381

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

    The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at September 30, 2007. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

QVC INTEREST RATE SWAP ARRANGEMENTS

    QVC is a party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. QVC is also party to an interest rate swap arrangement with a notional amount of $500 million. This swap arrangement, which expires in September 2008, provides for QVC to make fixed payments at 4.76% and to receive variable payments at 3 month LIBOR. Liberty accounts for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet.

OTHER SUBSIDIARY DEBT

    Other subsidiary debt at September 30, 2007, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

FAIR VALUE OF DEBT

    Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2007 is as follows (amounts in millions):

Senior notes................................................   $1,677
Senior debentures...........................................   $1,386

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Liberty believes that the carrying amount of its subsidiary debt approximated fair value at September 30, 2007.

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

    As of September 30, 2007, the Company's 2001 and 2002 tax years are closed for federal income tax purposes, although tax loss carryforwards from those years are still subject to adjustment. The Company's tax years 2003 through 2006 are under IRS examination, and its 2007 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. In conjunction with the CAP program, the Company expects the IRS to complete its examination of the 2003 through 2006 tax years by the third quarter of 2008. While it is reasonably possible that completion of these examinations could result in a significant change to the amount of the Company's unrecognized tax benefits, the Company is unable to provide an estimate of the range of such a change at this time.

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EFFECTIVE TAX RATE

    The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of these exchange transactions, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its Time Warner and CBS Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit. Accordingly, an income tax benefit adjustment of approximately
$541 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2007.

(12) Related Party Transactions

    The Company has made interest-bearing advances to New Liberty. Such advances aggregated $3,164 million as of September 30, 2007, including accrued interest of $126 million. Interest, which accrues daily at 1-year LIBOR plus 1.35% (6.67% at September 30, 2007), aggregated $100 million for the nine months ended September 30, 2007.

(13) Commitments and Contingencies

FILM RIGHTS

    Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, other distributors and via the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2007 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2007 is payable as follows: $122 million in 2007, $22 million in 2008 and $18 million thereafter.

    Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2007. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $19 million in 2007; $528 million in 2008; $89 million in 2009; $80 million in 2010;
$78 million in 2011; and $210 million thereafter.

    Prior to September 17, 2007, Starz Entertainment was obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2010. Sony had the right to extend its contract for an additional three years, which it elected to do on September 17, 2007. Pursuant to the terms of the contract extension, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Such payments to Sony will be amortized ratably as programming expense over the extension period beginning in 2011. Such extension will also result in the payment by Starz Entertainment of Programming Fees for qualifying films released by Sony during the extension period.

    In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2009 and all qualifying films produced for theatrical release in the United States by

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revolution Studios, an equity affiliate, through 2006. Disney has the right to extend its contract for an additional three years. If Disney elects to extend its contract, Starz Entertainment would not be obligated to pay any amounts in excess of its Programming Fees for qualifying films released by Disney during the extension period. The Disney option expires December 31, 2007.

    Films are generally available to Starz Entertainment for exhibition
10 - 12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment under the Sony, Disney and Revolution output agreements are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

GUARANTEES

    Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2007, Liberty's guarantee for obligations for films released by such date aggregated $647 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

EMPLOYMENT CONTRACTS

    The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2007 aggregated $108 million, which is payable as follows: $2 million in 2007, $65 million in 2008, $19 million in 2009 and $22 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

INCOME TAXES

    Since the date Liberty issued its exchangeable debentures, it has claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this position has resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty has deducted $2,697 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split-off from AT&T. Of that amount, $820 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures has contributed to net operating losses ("NOLs") or offsets to taxable income earned in prior taxable years and is offsetting taxable income earned in the current year.

    In connection with the IRS' examination of Liberty's 2003 through 2006 tax returns, and consistent with the position espoused in the previously issued Technical Advice Memorandums to other taxpayers, the IRS has notified Liberty that it believes the interest expense on Liberty's exchangeable debentures is not deductible for the period following Liberty's split-off from AT&T. If the IRS were to prevail in its proposed treatment, in its entirety, Liberty's NOLs would be eliminated and Liberty would have net taxable income in 2004 and later years. The effect of the treatment proposed by the IRS would be to increase Liberty's tax liability by approximately $81 million through 2004 and by approximately $748 million for the period 2005 through the third quarter of 2007. Liberty would, however, be entitled to a corresponding increase in the bases of the reference shares for tax purposes equal to the amount of interest disallowed, such that a sale by Liberty of the reference shares at current market prices would not, in the aggregate, result in any recognition of gain. Liberty does not believe that for financial statement purposes there would be a material impact on its reported total tax expense as the resulting increase in current tax expense would be largely offset by a decrease in deferred tax expense.

    Liberty disagrees with the IRS' proposed treatment and intends to vigorously dispute its proposed treatment. If, however, Liberty were unsuccessful in contesting the IRS' proposed treatment, it would be required to make current federal income tax payments and may be required to make interest payments to the IRS in amounts that may be significant.

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

    For the nine months ended September 30, 2007, Liberty has identified the following businesses as its reportable segments:

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

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PERFORMANCE MEASURES

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
QVC..................................   $5,063        1,121         4,838         1,099
Starz Entertainment..................      801          216           776           136
Corporate and other..................      703          (64)          328           (38)
                                        ------        -----         -----         -----
Consolidated Liberty.................   $6,567        1,273         5,942         1,197
                                        ======        =====         =====         =====

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 2007                        2006
                                       -------------------------   -------------------------
                                                    OPERATING                   OPERATING
                                                       CASH                        CASH
                                       REVENUE    FLOW (DEFICIT)   REVENUE    FLOW (DEFICIT)
                                       --------   --------------   --------   --------------
                                                        AMOUNTS IN MILLIONS
QVC..................................   $1,686         364          1,653          366
Starz Entertainment..................      282          88            253           45
Corporate and other..................      283         (19)           110          (33)
                                        ------         ---          -----          ---
Consolidated Liberty.................   $2,251         433          2,016          378
                                        ======         ===          =====          ===

OTHER INFORMATION

                                                        SEPTEMBER 30, 2007
                                               -------------------------------------
                                                          INVESTMENTS
                                                TOTAL         IN          CAPITAL
                                                ASSETS    AFFILIATES    EXPENDITURES
                                               --------   -----------   ------------
                                                        AMOUNTS IN MILLIONS
QVC..........................................  $20,289          --          226
Starz Entertainment..........................    2,865          --            5
Corporate and other..........................   24,311       1,825           23
                                               -------       -----          ---
Consolidated Liberty.........................  $47,465       1,825          254
                                               =======       =====          ===

                       LIBERTY MEDIA LLC AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table provides a reconciliation of consolidated segment operating cash flow to earnings from continuing operations before income taxes and minority interests:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2007       2006       2007       2006
                                                              --------   --------   --------   --------
                                                                         AMOUNTS IN MILLIONS
Consolidated segment operating cash flow....................   $ 433        378      1,273      1,197
Stock-based compensation....................................     (17)         5        (57)       (46)
Depreciation and amortization...............................    (176)      (147)      (499)      (434)
Impairment of long-lived assets.............................     (41)        --        (41)        --
Interest expense............................................    (173)      (177)      (468)      (485)
Realized and unrealized gains (losses) on financial
  instruments, net..........................................     400        (73)       493         96
Gains on dispositions of assets, net........................       2         25        637        352
Other, net..................................................     159         80        377        218
                                                               -----       ----      -----      -----
  Earnings from continuing operations before income taxes
    and minority interests..................................   $ 587         91      1,715        898
                                                               =====       ====      =====      =====

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, our tax sharing arrangement with AT&T and estimated amounts payable under that arrangement, revenue growth and subscriber trends at QVC and Starz Entertainment, anticipated programming and marketing costs at Starz Entertainment, our expectations regarding Starz Media's results of operations for the next two to three years, our projected sources and uses of cash for the remainder of 2007, the estimated value of our derivatives related to certain of our AFS investments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

    - disruption in the production of theatrical films or television programs due to strikes by unions representing writers, directors or actors;

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

    Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Leisure Arts, Inc. TruePosition, Inc., BuySeasons, Inc., Backcountry.com, Inc. and WFRV and WJMN Television
Station, Inc. Provide, which we acquired in February 2006, operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts. Starz Media, which we acquired in August 2006, is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN, in which we acquired a controlling interest in March 2006, operates websites that offer casual gaming, sports information and fantasy sports services. Atlanta National League Baseball Club, Inc., which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons, which we acquired in August 2006, operates BuyCostumes.com, an online retailer of costumes, accessories, decor and party supplies. Backcountry, which we acquired in June 2007, operates six websites offering outdoor and backcountry sports gear and clothing. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

    In addition to the foregoing businesses, we hold an approximate 25% ownership interest in Expedia, Inc., which we account for as an equity method investment, and we continue to maintain significant investments and related financial instruments in public companies such as News Corporation, Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

2007 COMPLETED TRANSACTIONS

    In addition to the sales of OPTV and AEG described in note 5 to the accompanying condensed consolidated financial statements, we have several other completed transactions. Among these are:

    On April 16, 2007, we completed the CBS Exchange with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that holds WFRV TV Station and approximately $170 million in cash.

    On May 17, 2007 we completed the Time Warner Exchange in which we exchanged approximately 68.5 million shares of Time Warner common stock for a subsidiary of Time Warner which holds the Atlanta Braves, Leisure Arts and $984 million in cash.

    On June 22, 2007 we acquired $81.3% of the outstanding capital stock of Backcountry.com, Inc. for cash consideration of $120 million, of which $11 million will be held in escrow for one year following the closing to satisfy any indemnification claims.

RESULTS OF OPERATIONS

    To assist you in understanding and analyzing our business in the same manner we do we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

    In addition to the 2007 acquisitions noted above, we completed several acquisitions in 2006 that impact the comparability of our 2006 and 2007 results of operations. Those acquisitions and the months in which they occurred are:
Provide in February 2006, FUN in March 2006 and BuySeasons and Starz Media in August 2006.

CONSOLIDATED OPERATING RESULTS

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
REVENUE
  QVC..........................................   $1,686     1,653      5,063      4,838
  Starz Entertainment..........................      282       253        801        776
  Corporate and other..........................      283       110        703        328
                                                  ------     -----      -----      -----
    Consolidated Liberty.......................   $2,251     2,016      6,567      5,942
                                                  ======     =====      =====      =====

OPERATING CASH FLOW (DEFICIT)
  QVC..........................................   $  364       366      1,121      1,099
  Starz Entertainment..........................       88        45        216        136
  Corporate and other..........................      (19)      (33)       (64)       (38)
                                                  ------     -----      -----      -----
    Consolidated Liberty.......................   $  433       378      1,273      1,197
                                                  ======     =====      =====      =====

OPERATING INCOME (LOSS)
  QVC..........................................   $  231       257        718        711
  Starz Entertainment..........................       78        40        180        117
  Corporate and other..........................     (110)      (61)      (222)      (111)
                                                  ------     -----      -----      -----
    Consolidated Liberty.......................   $  199       236        676        717
                                                  ======     =====      =====      =====

    REVENUE. Our consolidated revenue increased $235 million or 11.7% and $625 million or 10.5% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. In addition to the increases for QVC and Starz Entertainment, the three month increase is due primarily to $101 million generated by the Atlanta Braves, which we acquired in May 2007, a $45 million increase for Starz Media, which we acquired in August 2006 and $27 million generated by Backcountry, which we acquired in June 2007. The nine month increase is due primarily to a $225 million or 4.7% increase for QVC, a $172 million increase for Starz Media and $151 million generated by the Atlanta Braves. In addition, we recognized a full nine months of revenue for Provide and FUN in 2007. These increases were partially offset by $23 million and $74 million decreases for TruePosition for the three and nine months ended September 30, 2007, respectively. In November 2006, TruePosition signed an amendment to its existing services contract with Cingular Wireless that requires TruePosition to develop and deliver additional software features. Because vendor specific objective evidence related to the value of these additional features does not exist, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition estimates that these features will be delivered in the fourth quarter of 2008. Accordingly, absent any further contractual changes, TruePosition will not recognize any revenue under this contract until 2008. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. Such contract expires in June 2008, but contains provisions allowing T-Mobile to extend. It should be noted, however, that both Cingular Wireless and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included. See Operating Results by Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

    OPERATING CASH FLOW. We define Operating Cash Flow as revenue less cost of sales, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this measure is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to generally accepted accounting principles. Accordingly, Operating Cash Flow should be considered in addition to, but not as a substitute for, operating income, net earnings, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 14 to the accompanying condensed consolidated financial statements for a reconciliation of Operating Cash Flow to Earnings (Loss) from Continuing Operations Before Income Taxes and Minority Interests.

    Consolidated Operating Cash Flow increased $55 million or 14.6% and
$76 million or 6.3% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to a $43 million increase for Starz Entertainment and $34 million generated by the Atlanta Braves. These increases were partially offset by a $19 million decrease in operating cash flow for TruePosition due to the reduction in revenue noted above and an $11 million decrease for Starz Media. The nine month increase is due to Starz Entertainment, the Atlanta Braves and QVC partially offset by operating cash flow deficits for Starz Media of $53 million and TruePosition of $67 million.

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

    In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment loss, net of related income taxes. The transition adjustment is reflected in the accompanying condensed consolidated statement of operations as the cumulative effect of accounting change. We recorded $57 million of stock compensation expense for the nine months ended September 30, 2007, compared with $46 million for the comparable period in 2006. As of September 30, 2007, the total compensation cost related to our unvested equity awards was approximately $75 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.

    OPERATING INCOME. Consolidated operating income decreased $37 million or 15.7% and $41 million or 5.7% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The three month decrease is due to QVC, FUN, TruePosition and Starz Media, partially offset by increases for Starz Entertainment and the Atlanta Braves. Included in FUN's operating loss for the three months ended September 30, 2007 is an impairment charge of $41 million related to FUN's sports information segment. Such impairment resulted from new competition which adversely impacted revenue and operating income. The nine month decrease is the net effect of an increase in operating income for Starz Entertainment, the Atlanta Braves and QVC, partially offset by operating losses generated by Starz Media of $65 million, TruePosition of $72 million and FUN of $53 million. We currently expect Starz Media to continue incurring operating cash flow deficits and operating losses for the next two to three years.

    INTEREST EXPENSE. Consolidated interest expense decreased for the three and nine months ended September 30, 2007, as an increase attributable to increased borrowings on the QVC credit facilities was more than offset by a decrease due to our adoption of Statement 155 and the resulting change in accounting for our senior exchangeable debentures. Our 2006 interest expense included $71 million of accretion related to our exchangeable debentures. See note 10 to the accompanying condensed consolidated financial statements.

    DIVIDEND AND INTEREST INCOME. Interest income from third parties increased in 2007 due to higher invested cash balances. Interest and dividend income for the nine months ended September 30, 2007 was comprised of interest income earned on invested cash ($167 million), dividends on News Corporation common stock
($38 million), dividends on other AFS securities ($33 million), and other
($8 million).

    SHARE OF EARNINGS OF AFFILIATES. Our share of earnings of affiliates for the nine months ended September 30, 2007 are $24 million. In December 2006, we announced that we had entered into an exchange agreement with News Corporation pursuant to which, if completed, we would exchange our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation, which would own News Corporation's approximate 40% interest In The DIRECTV Group, Inc., three regional sports television networks and approximately $588 million in cash. Consummation of the exchange, which is subject to various closing conditions, including regulatory approval and receipt of a favorable tax ruling and opinion is expected before the end of 2007. Upon consummation, we will account for our interest in The DIRECTV Group using the equity method of accounting, which could result in a significant increase in our share of earnings of affiliates in future periods. In this regard, The DIRECTV Group reported net income for the year ended December 31, 2006 of $1,420 million.

    REALIZED AND UNREALIZED GAINS (LOSSES) ON FINANCIAL INSTRUMENTS. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2007       2006
                                                              --------   --------
                                                                    AMOUNTS
                                                                  IN MILLIONS
Senior exchangeable debentures..............................    $330         --
Equity collars..............................................     107        147
Borrowed shares.............................................     111       (198)
Exchangeable debenture call option obligations..............      --         69
Other derivatives...........................................     (55)        78
                                                                ----       ----
                                                                $493         96
                                                                ====       ====

    GAINS ON DISPOSITION, NET.  Gains on dispositions in 2007 include
$582 million related to the Time Warner Exchange and $31 million related to the CBS Exchange.

    INCOME TAXES. For the nine months ended September 30, 2007, we recorded pre-tax earnings of $1,694 million and income tax expense of $83 million. The Time Warner Exchange and the CBS Exchange qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our Time Warner and CBS

Corporation investments in the amount of $354 million were reversed with an offset to income tax benefit.

    NET EARNINGS. Our net earnings were $1,760 million and $522 million for nine months ended September 30, 2007 and 2006, respectively. Such change is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million and ($10) million of earnings (loss) from discontinued operations in 2007 and 2006, respectively. The 2007 earnings from discontinued operations include pre-tax gains of $65 million and $163 million from the disposition of OpenTV and AEG, respectively. In 2006, we also recognized a transition adjustment loss of $89 million related to the adoption of Statement 123R.

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

    QVC's operating results are as follows:

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2007       2006       2007       2006
                                              --------   --------   --------   --------
                                                         AMOUNTS IN MILLIONS
Net revenue.................................  $ 1,686      1,653      5,063      4,838
Cost of sales...............................   (1,068)    (1,040)    (3,186)    (3,018)
                                              -------     ------     ------     ------
  Gross profit..............................      618        613      1,877      1,820
Operating expenses..........................     (143)      (139)      (427)      (408)
SG&A expenses (excluding stock-based
  compensation).............................     (111)      (108)      (329)      (313)
                                              -------     ------     ------     ------
  Operating cash flow.......................      364        366      1,121      1,099
Stock-based compensation--SG&A..............       (4)        10        (20)       (31)
Depreciation and amortization...............     (129)      (119)      (383)      (357)
                                              -------     ------     ------     ------
  Operating income..........................  $   231        257        718        711
                                              =======     ======     ======     ======

    Net revenue is generated in the following geographic areas:

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                            AMOUNTS IN MILLIONS
QVC-US.........................................   $1,174     1,151      3,532      3,379
QVC-UK.........................................      169       144        481        415
QVC-Germany....................................      194       202        607        587
QVC-Japan......................................      149       156        443        457
                                                  ------     -----      -----      -----
                                                  $1,686     1,653      5,063      4,838
                                                  ======     =====      =====      =====

    QVC's consolidated net revenue increased 2.0% and 4.7% during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The three month increase in revenue is comprised of a $19 million increase due to an increase in the number of units shipped from 38.5 million to 38.8 million and a $24 million increase due to favorable foreign currency rates. These increases were partially offset by the impacts of a slightly lower average sales price per unit ("ASP") ($4 million) and other miscellaneous decreases ($6 million). The nine month increase in revenue is comprised of a $132 million increase due to a 2.5% increase in the number of units shipped from 114.8 million to 117.7 million, a $26 million increase due to an increase in the ASP and a $72 million net increase due to changes in foreign currency exchange rates partially offset by other miscellaneous decreases ($5 million).

    As noted above, during the three and nine months ended September 30, 2007, the changes in revenue and expenses were impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and operating cash flow will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

                                       PERCENTAGE INCREASE (DECREASE) IN NET REVENUE
                               -------------------------------------------------------------
                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                    SEPTEMBER 30, 2007              SEPTEMBER 30, 2007
                               -----------------------------   -----------------------------
                               U.S. DOLLARS   LOCAL CURRENCY   U.S. DOLLARS   LOCAL CURRENCY
                               ------------   --------------   ------------   --------------
QVC-US.......................       2.0%            2.0%            4.5%            4.5%
QVC-UK.......................      17.4%            9.3%           15.9%            6.0%
QVC-Germany..................      (4.0)%         (11.1)%           3.4%           (4.2)%
QVC-Japan....................      (4.5)%          (3.2)%          (3.1)%           0.1%

    Revenue for QVC-US was negatively impacted in 2007 by a sluggish retail environment and weakness in the gold jewelry category due to higher gold prices. QVC-Germany net revenue in local currency declined during the three and nine months ended September 30, 2007 relative to the prior periods due to increased competition, a soft retail market, a 300 basis point increase in the German value added tax (VAT) rate and higher usage of markdowns in the fashion category. QVC-Japan net revenue declined in local currency during the three months ended September 30, 2007 as compared to the prior year period due to the heightened regulatory focus on health and beauty product presentations which began in March 2007.

    The number of homes receiving QVC's services are as follows:

                                                           HOMES (IN MILLIONS)
                                                      ------------------------------
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2007            2006
                                                      --------------   -------------
QVC-US..............................................       92.7            90.7
QVC-UK..............................................       21.1            19.4
QVC-Germany.........................................       37.8            37.5
QVC-Japan...........................................       20.2            18.7

    The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S. and Germany. In addition, the rate of growth in households is expected to diminish in the UK and Japan. Therefore, future sales growth will primarily depend on continued additions of new customers from homes already receiving the QVC service and continued growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and
(iv) general economic conditions.

    QVC's gross profit percentage decreased approximately 40 basis points and 50 basis points during the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. These decreases are due primarily to higher product distribution costs which resulted from increases in shipping rates and costs associated with a new domestic distribution center.

    QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, provision for doubtful accounts, telecommunications expense and credit card processing fees. Operating expenses increased 2.9% and 4.7% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. These increases are primarily due to the increase in sales volume. As a percentage of net revenue, operating expenses remained relatively consistent during 2007, as compared to 2006.

    QVC's SG&A expenses include personnel, information technology, marketing and advertising expenses. Such expenses increased 2.8% and 5.1% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. The nine month increase is due primarily to
(i) an $8 million increase in personnel expenses due to merit and headcount increases, (ii) a $7 million increase in marketing and advertising expense related to QVC's new branding campaign and other marketing initiatives and
(iii) a $5 million accrual for a legal settlement.

    QVC's operating cash flow decreased .5% and increased 2.0% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. Such fluctuations in operating cash flow were less than the percentage increase in revenue primarily due to the decrease in gross profit percentage discussed above, as well as the increases noted in SG&A expenses.

    STARZ ENTERTAINMENT. Starz Entertainment primarily provides premium programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. In addition, Starz Entertainment has launched Vongo, a subscription Internet service which is comprised of Starz and other movie and entertainment content. Vongo also offers content on a pay-per-view basis. Substantially all of Starz Entertainment's revenue continues to be derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2007 through 2012. During the nine months ended September 30, 2007, 71.5% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, Echostar Communications, The DIRECTV Group, Inc. and Time
Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

    Starz Entertainment's operating results are as follows:

                                                       THREE MONTHS           NINE MONTHS
                                                           ENDED                 ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      2007       2006       2007       2006
                                                    --------   --------   --------   --------
                                                               AMOUNTS IN MILLIONS
Revenue...........................................   $ 282        253        801        776
Operating expenses................................    (167)      (182)      (505)      (559)
SG&A expenses.....................................     (27)       (26)       (80)       (81)
                                                     -----       ----       ----       ----
  Operating cash flow.............................      88         45        216        136
Stock-based compensation..........................      (7)        --        (21)        --
Depreciation and amortization.....................      (3)        (5)       (15)       (19)
                                                     -----       ----       ----       ----
  Operating income................................   $  78         40        180        117
                                                     =====       ====       ====       ====

    Starz Entertainment's revenue increased $29 million or 11.5% and $25 million or 3.2% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. During the third quarter of 2007, Starz Entertainment entered into a new affiliation agreement with DirecTV which is retroactive to January 1, 2007 and extends through the end of 2007. The previous affiliation agreement with DirecTV expired June 30, 2006. Since June 30, 2006, Starz Entertainment had recognized revenue from DirecTV based on cash payments from DirecTV which were at lower rates than required by the old affiliation agreement. The new affiliation agreement provides for rates that are higher than those paid by DirecTV since June 30, 2006, but lower than the rates in the old affiliation agreement. Accordingly, in the third quarter of 2007, Starz Entertainment recognized $7 million and $11 million of revenue related to 2006 and the first half of 2007, respectively, based on the difference between the rates provided in the new affiliation agreement and the rates previously paid by DirecTV for those periods. Starz Entertainment is currently in negotiations with DirecTV regarding a long-term affiliation agreement.

    In addition to the retroactive impacts of the new DirecTV affiliation agreement noted above, the three month increase in revenue is due to a $5 million increase due to a higher effective rate for Starz Entertainment's services and a $6 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services. The nine month increase is due to a $33 million increase resulting from higher average subscription units partially offset by a lower effective rate ($15 million).

    Starz Entertainment's affiliation agreements with Time Warner and another affiliate have expired. Starz Entertainment is currently in negotiations with each of these affiliates regarding new agreements. There can be no assurance that any new agreements with these affiliates will have economic terms comparable to the old agreements. In the event new affiliation agreements do not have comparable terms, Starz Entertainment's revenue and operating cash flow could be adversely impacted. In this regard, the other affiliate is currently making payments to Starz Entertainment at rates lower than the expired contract required. Starz Entertainment is recognizing revenue from this affiliate based on such payments, contributing to the lower nine month effective rate in 2007 noted above. In addition, the sale of Adelphia Communication's systems to Comcast and Time Warner in 2006 has also contributed to the lower effective rate.

    The Starz movie service and the Encore movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 7.2% and 8.1% for the three and nine months ended September 30, 2007, respectively, and Encore average subscription units increased 9.3% and 7.9%, respectively, for such periods. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, approximately 36% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the nine months ended September 30, 2007.

    At September 30, 2007, cable, DTH satellite, and other distribution media represented 69.1%, 28.4% and 2.5%, respectively, of Starz Entertainment's total subscription units.

    Starz Entertainment's operating expenses decreased 8.2% and 9.7% for the three and nine months ended September 30, 2007, respectively, due primarily to a reduction in programming costs, which decreased from $173 million for the three months ended September 30, 2006 to $164 million in 2007 and from $532 million for the nine months ended September 30, 2006 to $483 million in 2007. The decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions. In addition to the foregoing programming cost reductions, Starz Entertainment reversed an accrual in the amount of $7 million for music copyright fees in the third quarter of 2007 as a result of a settlement with a music copyright authority.

    Starz Entertainment's SG&A expenses were relatively flat for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year period. To a certain extent, the timing of Starz Entertainment's sales and marketing expenses are determined by Starz Entertainment's affiliates, and Starz Entertainment currently expects its full year 2007 sales and marketing expenses to exceed those of 2006 due to expected increases in affiliate and consumer marketing costs.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to
Part II, Item 1 of our Quarterly Reports on Form 10-Q filed on May 11, 2007 and August 14, 2007 and Part I, Item 3 of our Annual Report on Form 10-K filed on March 14, 2007. There have been no material developments in such legal proceedings during the three months ended September 30, 2007.

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

                                           LIBERTY MEDIA LLC

Date: November 13, 2007                    By:          /s/      GREGORY B. MAFFEI
                                                               -------------------------------------------
                                                                 Gregory B. Maffei
                                                                 President and Chief Executive Officer

Date: November 13, 2007                    By:          /s/      DAVID J.A. FLOWERS
                                                               -------------------------------------------
                                                                 David J.A. Flowers
                                                                 Senior Vice President and Treasurer
                                                                 (Principal Financial Officer)

Date: November 13, 2007                    By:          /s/      CHRISTOPHER W. SHEAN
                                                               -------------------------------------------
                                                                 Christopher W. Shean
                                                                 Senior Vice President and Controller
                                                                 (Principal Accounting Officer)

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