Form 10-Q
period 2008-09-30
LIBERTY MEDIA LLC
filed 2008-11-12
CIK 1082114

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2008	December 31, 2007
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,874	3,135
Trade and other receivables, net	1,350	1,517
Inventory, net	1,157	975
Program rights	506	515
Short-term marketable securities (note 4)	523	—
Financial instruments (note 10)	983	23
Other current assets	143	144

Total current assets	8,536	6,309

Investments in available-for-sale securities and other cost investments, including $598 million and $1,183 million pledged as collateral for share borrowing arrangements (note 6)	3,969	17,569
Long-term financial instruments (note 10)	970	1,590
Investments in affiliates accounted for using the equity method (note 7)	15,742	1,817
Investment in special purpose entity (note 8)	—	750
Property and equipment, at cost	1,977	1,894
Accumulated depreciation	(660)	(543)

	1,317	1,351

Intangible assets not subject to amortization:
Goodwill (note 9)	8,073	7,855
Trademarks	2,514	2,515
Other	173	173

	10,760	10,543

Intangible assets subject to amortization, net	3,612	3,863
Other assets, net (note 8)	1,620	1,857

Total assets	$46,526	45,649

(continued)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2008	December 31, 2007
	amounts in millions
Liabilities and Member's Equity
Current liabilities:
Accounts payable	$626	605
Accrued interest	105	148
Other accrued liabilities	832	936
Financial instruments (note 10	662	1,206
Current portion of debt (note 11)	1,566	191
Accrued stock compensation	225	207
Current deferred income tax liabilities	601	93
Other current liabilities	110	153

Total current liabilities	4,727	3,539

Long-term debt, including $2,333 million and $3,690 million measured at fair value (note 11)	12,699	11,524
Long-term financial instruments (note 10)	237	176
Deferred income tax liabilities	5,549	8,463
Other liabilities	1,656	1,565

Total liabilities	24,868	25,267

Minority interests in equity of subsidiaries (note 8)	131	866
Member's equity:
Member's equity	29,104	29,084
Note receivable from parent	(4,258)	(3,624)
Accumulated other comprehensive earnings, net of taxes	225	4,073
Accumulated deficit	(3,544)	(10,017)

Total member's equity	21,527	19,516

Commitments and contingencies (note 14)
Total liabilities and member's equity	$46,526	45,649

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue:
Net retail sales	$1,798	1,760	5,702	5,322
Communications and programming services	580	491	1,514	1,245

	2,378	2,251	7,216	6,567

Operating costs and expenses:
Cost of sales	1,179	1,116	3,645	3,338
Operating	582	497	1,581	1,358
Selling, general and administrative, including stock-based compensation (note 3)	348	222	908	655
Depreciation and amortization	179	176	532	499
Impairment of long-lived assets	34	41	34	41

	2,322	2,052	6,700	5,891

Operating income	56	199	516	676
Other income (expense):
Interest expense	(190)	(173)	(543)	(468)
Interest income-parent	48	51	160	100
Dividend and interest income-third party	38	107	138	246
Share of earnings (losses) of affiliates, net	141	(1)	351	24
Realized and unrealized gains (losses) on financial instruments, net (note 10)	77	400	(245)	493
Gains (losses) on dispositions of assets, net	(2)	2	3,679	637
Other than temporary declines in fair value of investments (note 6)	(444)	—	(445)	—
Other, net	(24)	2	(25)	7

	(356)	388	3,070	1,039

Earnings (loss) from continuing operations before income taxes and minority interests	(300)	587	3,586	1,715
Income tax benefit (expense) (note 12)	89	(235)	1,876	(83)
Minority interests in earnings of subsidiaries	(8)	(2)	(29)	(21)

Earnings (loss) from continuing operations	(219)	350	5,433	1,611
Earnings from discontinued operations, net of taxes	—	—	—	149

Net earnings (loss)	$(219)	350	5,433	1,760

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Net earnings (loss)	$(219)	350	5,433	1,760

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(117)	68	(41)	90
Unrealized holding losses arising during the period	(44)	(270)	(766)	(317)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	273	(1)	(2,000)	(397)
Change in fair value of cash flow hedges	—	—	(1)	—

Other comprehensive earnings (loss)	112	(203)	(2,808)	(624)

Comprehensive earnings (loss)	$(107)	147	2,625	1,136

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2008	2007
	amounts in millions (note 4)
Cash flows from operating activities:
Net earnings	$5,433	1,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(149)
Depreciation and amortization	532	499
Impairment of long-lived assets	34	41
Stock-based compensation	67	57
Cash payments for stock-based compensation	(22)	(38)
Noncash interest, net	(123)	(93)
Share of earnings of affiliates, net	(351)	(24)
Realized and unrealized losses (gains) on financial instruments, net	245	(493)
Gains on disposition of assets, net	(3,679)	(637)
Other than temporary declines in fair value of investments	445	—
Minority interests in earnings of subsidiaries	29	21
Deferred income tax benefit	(2,185)	(36)
Other noncash charges, net	77	40
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	(84)	(245)
Payables and other current liabilities	(93)	(12)

Net cash provided by operating activities	325	691

Cash flows from investing activities:
Cash proceeds from dispositions	24	477
Net proceeds (payments) from settlement of financial instruments	12	(66)
Cash paid for acquisitions, net of cash acquired	(77)	(126)
Cash received in exchange transactions	465	1,154
Capital expended for property and equipment	(131)	(254)
Net sales (purchases) of short term investments	79	(215)
Investments in and loans to cost and equity investees	(2,549)	(91)
Reclass of cash to short-term marketable securities	(523)	—
Investment in special purpose entity	—	(750)
Net decrease (increase) in restricted cash	367	(735)
Net cash transfers to parent	(474)	(2,092)
Other investing activities, net	(60)	(11)

Net cash used by investing activities	(2,867)	(2,709)

Cash flows from financing activities:
Borrowings of debt	4,658	1,612
Repayments of debt	(1,284)	(351)
Contribution from minority owner	—	751
Other financing activities, net	(94)	(23)

Net cash provided by financing activities	3,280	1,989

Effect of foreign currency exchange rates on cash	1	10

Net cash provided by discontinued operations:
Cash provided by operating activities	—	8
Cash used by investing activities	—	(9)
Change in available cash held by discontinued operations	—	2

Net cash provided by discontinued operations	—	1

Net increase (decrease) in cash and cash equivalents	739	(18)
Cash and cash equivalents at beginning of period	3,135	3,107

Cash and cash equivalents at end of period	$3,874	3,089

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statement of Member's Equity

(unaudited)

Nine months ended September 30, 2008

	Member's equity	Note receivable from parent	Accumulated other comprehensive earnings	Accumulated deficit	Total member's equity
	amounts in millions
Balance at January 1, 2008	$29,084	(3,624)	4,073	(10,017)	19,516
Net earnings	—	—	—	5,433	5,433
Other comprehensive loss	—	—	(2,808)	—	(2,808)
Cumulative effect of accounting change (note 6)	—	—	(1,040)	1,040	—
Cash transfers to parent, net	—	(474)	—	—	(474)
Intercompany interest income	—	(160)	—	—	(160)
Stock compensation	27	—	—	—	27
Other	(7)	—	—	—	(7)

Balance at September 30, 2008	$29,104	(4,258)	225	(3,544)	21,527

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30 , 2008
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

(3)   Stock-Based Compensation

        Certain of the Company's employees and employees of its subsidiaries hold options, stock appreciation rights ("SARs") and options with tandem SARs (collectively, "Awards") to purchase shares of LMC's Series A and Series B Liberty Capital, Liberty Interactive and Liberty Entertainment common stock. The Awards generally vest over a 4-5 year period and expire 7-10 years from the date of grant. Upon exercise of Awards that are settled in common stock, LMC issues new shares from its authorized, but unissued shares.

        LMC calculates the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. LMC estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards granted in 2008 is 25.3% for Liberty Interactive Awards and 19.7% for Liberty Capital and Liberty Entertainment Awards. The volatility used in the calculation for Awards granted in 2007 is 20.8% for Liberty Interactive Awards and 17.5% for Liberty Capital Awards and is based on the historical volatility of LMC's stocks and the implied volatility of publicly traded LMC options. LMC uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2008	$24
September 30, 2007	$17
Nine months ended:
September 30, 2008	$67
September 30, 2007	$57

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        As of September 30, 2008, the total compensation cost related to unvested LMC equity awards was approximately $66 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

LMC Awards

        During the nine months ended September 30, 2008, LMC granted 5,510, 20,570 and 4,095,574 options to purchase shares of Series A Liberty Capital, Series A Liberty Entertainment and Series A Liberty Interactive common stock, respectively, to employees of certain subsidiaries. LMC used the Black-Scholes Model to estimate the grant date fair value of such options. Such options granted in 2008 had a weighted average grant-date fair value of $4.12, $6.51 and $3.84 per option, respectively.

        On March 3, 2008, LMC effected a recapitalization whereby its Old Liberty Capital common stock was reclassified into Liberty Entertainment common stock (on a 4-for-1 basis) and Liberty Capital common stock (on a 1-for-1 basis) (the "Reclassification").

        The following tables present the number and weighted average exercise price ("WAEP") of options, SARs and options with tandem SARs to purchase LMC common stock granted to certain officers, employees and directors of the Company.

	Series A Liberty Capital common stock	WAEP	Series B Liberty Capital common stock	WAEP	Old Series A Liberty Capital common stock	WAEP	Old Series B Liberty Capital common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—		2,787	$97.21	1,498	$101.37
Granted	6	$16.17	—		—		—
Exercised	(20)	$11.04	(90)	$12.69	(6)	$62.91	—
Forfeited	(7)	$14.20	—		(1)	$92.47	—
Converted in connection with the Reclassification	2,780	$14.20	1,498	$15.05	(2,780)		(1,498)

Outstanding at September 30, 2008	2,759	$14.22	1,408	$15.20	—		—

Exercisable at September 30, 2008	2,046	$13.89	1,408	$15.20	—		—

	Series A Liberty Interactive common stock	WAEP	Series B Liberty Interactive common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	24,811	$19.97	7,491	$23.41
Granted	4,096	$14.08	—
Exercised	(36)	$12.62	—
Forfeited	(2,078)	$17.98	—

Outstanding at September 30, 2008	26,793	$19.21	7,491	$23.41

Exercisable at September 30, 2008	14,579	$20.53	7,491	$23.41

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Series A Liberty Entertainment common stock	WAEP	Series B Liberty Entertainment common stock	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	—		—
Issued in connection with the Reclassification	11,120	$20.74	5,993	$21.57
Granted	20	$25.54	—
Exercised	(359)	$19.17	—
Forfeited	(26)	$23.61	—

Outstanding at September 30, 2008	10,755	$20.79	5,993	$21.57

Exercisable at September 30, 2008	7,906	$20.29	5,993	$21.57

        The following table provides additional information about outstanding options to purchase LMC common stock at September 30, 2008.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	2,759	$14.22	4.1 years	$2,146	2,046	$13.89	$1,705
Series B Capital	1,408	$15.20	2.4 years	$—	1,408	$15.20	$—
Series A Interactive	26,793	$19.21	4.8 years	$—	14,579	$20.53	$—
Series B Interactive	7,491	$23.41	2.7 years	$—	7,491	$23.41	$—
Series A Entertainment	10,755	$20.79	4.1 years	$49,515	7,906	$20.29	$41,257
Series B Entertainment	5,993	$21.57	2.7 years	$19,335	5,993	$21.57	$19,335

(4)   Supplemental Disclosures to Statements of Cash Flows

	Nine months ended September 30,
	2008	2007
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$77	164
Net liabilities assumed	(17)	(33)
Deferred tax liabilities	17	3
Minority interest	—	(1)
Common stock issued	—	(7)

Cash paid for acquisitions, net of cash acquired	$77	126

Available-for-sale securities exchanged for consolidated subsidiaries, equity investment and cash	$10,144	1,718

        At September 30, 2008, Liberty's short-term marketable securities represent an investment in The Reserve Primary Fund (the "Primary Fund"), a money market fund that has suspended redemptions and is being liquated. In mid-September, the net asset value of the Primary Fund decreased below $1

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

per share. Accordingly, Liberty recorded a $6 million loss to recognize its pro rata share of the estimated loss in this investment. Liberty has requested the redemption of its investment in the Primary Fund, and expects distributions will occur as the Primary Fund's assets mature or are sold. While Liberty expects to receive substantially all of its current holdings in the Primary Fund, it cannot predict when this will occur or the amount it will receive. Accordingly, Liberty has reclassified its investment from cash and cash equivalents to short-term investments in the accompanying condensed consolidated balance sheet as of September 30, 2008. Subsequent to September 30, 2008, Liberty received a distribution of $268 million from the Primary Fund.

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

		Fair Value Measurements at September 30, 2008 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	amounts in millions
Available-for-sale securities	$4,460	3,689	771	—
Financial instrument assets	$1,953	—	1,953	—
Financial instrument liabilities	$899	598	301	—
Debt	$2,333	—	2,333	—

        The Company uses the Black Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities. For the Company's debt instruments reported at fair value, the Company gets quoted market prices. However, the Company does not believe such instruments are traded on "active markets." Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        Effective January 1, 2008, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as available-for-sale ("AFS") securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Previously under Statement of Financial Accounting Standards No. 115, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying September 30, 2008 condensed consolidated statement of operations. The amount of unrealized gains related to the Statement 159 Securities and included in accumulated other comprehensive earnings in the Company's balance sheet as of the date of adoption of Statement 159 aggregated $1,040 million and has been reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $3,067 million as of September 30, 2008. Liberty continues to account for its investment in IAC/InterActiveCorp under the provisions of Statement of Financial Accounting Standards No. 115.

        Investments in available-for-sale securities and other cost investments are summarized as follows:

	September 30, 2008	December 31, 2007
	amounts in millions
IAC/InterActiveCorp ("IAC")	$720	1,863
Time Warner Inc. ("Time Warner")(1)	1,346	1,695
News Corporation	—	10,647
Sprint Nextel Corporation(2)	533	1,150
Motorola, Inc.(3)	528	1,187
Viacom, Inc.	189	333
Embarq Corporation(4)	177	216
Other(5)	476	478

Consolidated Liberty	$3,969	17,569

(1)
Includes $119 million and $150 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(2)
Includes $55 million and $118 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(3)
Includes $371 million and $833 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(4)
Includes $18 million and $22 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

(5)
Includes $35 million and $60 million of shares pledged as collateral for share borrowing arrangements at September 30, 2008 and December 31, 2007, respectively.

IAC

        In the first quarter of 2008, Liberty purchased an additional 14 million shares of IAC common stock in a private transaction for cash consideration of $339 million.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        During the three months ended September 30, 2008, Liberty determined that its investment in IAC had experienced an other than temporary decline in value. As a result, Liberty recognized a $440 million impairment loss in the third quarter of 2008 prior to the spin offs described below. The primary factors Liberty considered in determining the timing of the recognition of such impairment were the length of time IAC traded below Liberty's cost basis and the lack of near-term prospects for recovery.

        On August 21, 2008, IAC completed the spinoff of four separate subsidiaries, HSN, Inc. ("HSN"), Interval Leisure Group, Inc. ("Interval"), Ticketmaster and Tree.com, Inc. ("Lending Tree"), to its shareholders, including Liberty. Liberty holds an approximate 30% ownership interest in each of these companies and accordingly, accounts for them using the equity method of accounting.

News Corporation

        On February 27, 2008, Liberty exchanged all of its shares of News Corporation common stock for a subsidiary of News Corporation. See note 7 for further discussion of this transaction.

Time Warner

        On May 17, 2007, Liberty completed a transaction with Time Warner (the "Time Warner Exchange") in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million on the closing date for a subsidiary of Time Warner which holds Atlanta National League Baseball Club, Inc. ("ANLBC"), Leisure Arts, Inc. ("Leisure Arts") and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

CBS Corporation

        On April 16, 2007, Liberty completed a transaction with CBS Corporation (the "CBS Exchange") pursuant to which Liberty exchanged all of its 7.6 million shares of CBS Class B common stock valued at $239 million on the closing date for a subsidiary of CBS that holds WFRV and WJMN Television Station, Inc. ("WFRV TV Station") and approximately $170 million in cash. Liberty recognized a pre-tax gain of $31 million based on the difference between the fair value and the weighted average cost basis of the CBS shares exchanged.

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in available-for-sale securities are summarized below.

	September 30, 2008		December 31, 2007
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$82	—	6,249	—
Gross unrealized holding losses	$—	—	—	(12)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(7)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2008 and the carrying amount at December 31, 2007:

	September 30, 2008		December 31, 2007
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
The DIRECTV Group, Inc. ("DIRECTV")	50.5%	$13,027	—
Expedia, Inc. ("Expedia")	24.1%	1,352	1,301
Other	various	1,363	516

		$15,742	1,817

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Nine months ended September 30,
	2008	2007
	amounts in millions
DIRECTV	$301	—
Expedia	58	52
Other	(8)	(28)

	$351	24

DIRECTV

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

        Liberty accounted for the News Corporation Exchange as a nonmonetary exchange under APB opinion No. 29 "Accounting for Nonmonetary Transactions." Accordingly, Liberty recorded the assets received at an amount equal to the fair value of the News Corporation common stock given up. Such

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

amount was allocated to DIRECTV and Liberty Sports Group based on their relative fair values as follows (amounts in millions):

Cash	$465
DIRECTV	10,763
Liberty Sports Group	450
Deferred tax liability	(1,513)

Total	$10,165

        The value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,213 million. Such amount has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

Subscriber list	$2,381
Trade name	2,677
Orbital slots	3,693
Goodwill	2,546
Satellites	167
Software technology	527
Deferred tax liability	(3,778)

Total	$8,213

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets. Such estimates are preliminary and are subject to change upon completion of Liberty's purchase price allocation process. Liberty has ascribed a useful life of 7 years to the subscriber list, 12 years to the satellites, 8 years to the technology and indefinite lives to the orbital slots, tradenames and goodwill. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $153 million (net of related taxes) for the 7 months ended September 30, 2008.

        On April 3, 2008, Liberty purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1.98 billion. Liberty funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares. As of May 5, 2008, Liberty's ownership in DIRECTV was approximately 47.9%, and Liberty and DIRECTV entered into a standstill agreement. Pursuant to the standstill agreement, in the event Liberty's ownership interest goes above 47.9% due to stock repurchases by DIRECTV Liberty has agreed to vote its shares of DIRECTV which represent the excess ownership interest above 47.9% in the same proportion as all DIRECTV shareholders other than Liberty. Accordingly, although Liberty's economic ownership in DIRECTV is above 50%, Liberty continues to account for such investment using the equity method of accounting. Liberty records its share of DIRECTV's earnings based on its economic interest in DIRECTV.

        During the period from February 27, 2008 to September 30, 2008, subsidiaries of Liberty recognized aggregate revenue of $183 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $21 million to DIRECTV for carriage and

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

marketing. The fair value of the Company's investment in DIRECTV was $14,366 million at September 30, 2008. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheet

September 30, 2008
amounts in millions
Current assets	$5,022
Satellites, net	2,515
Property and equipment, net	4,044
Goodwill	3,786
Intangible assets	1,275
Other assets	873

Total assets	$17,515

Current liabilities	$3,387
Deferred income taxes	613
Long-term debt	5,755
Other liabilities	1,764
Minority interest	71
Stockholders' equity	5,925

Total liabilities and equity	$17,515

  DIRECTV Consolidated Statement of Operations

Nine months ended September 30, 2008
amounts in millions
Revenue	$14,379
Costs of revenue	(7,122)
Selling, general and administrative expenses	(3,466)
Depreciation and amortization	(1,675)

Operating income	2,116
Interest expense	(248)
Other income, net	33
Income tax expense	(712)

Net earnings	$1,189

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Expedia

        The fair value of the Company's investment in Expedia was $1,046 million and $2,189 million at September 30, 2008 and December 31, 2007, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheet

September 30, 2008
amounts in millions
Current assets	$1,286
Property and equipment	242
Goodwill	6,304
Intangible assets	1,075
Other assets	82

Total assets	$8,989

Current liabilities	$2,051
Deferred income taxes	390
Long-term debt	1,144
Other liabilities	236
Minority interest	58
Stockholders' equity	5,110

Total liabilities and equity	$8,989

  Expedia Consolidated Statements of Operations

	Nine months ended September 30,
	2008	2007
	amounts in millions
Revenue	$2,316	2,000
Cost of revenue	(498)	(416)

Gross profit	1,818	1,584
Selling, general and administrative expenses	(1,306)	(1,124)
Amortization	(52)	(59)

Operating income	460	401
Interest expense	(49)	(35)
Other income (expense), net	(5)	18
Income tax expense	(164)	(153)

Net earnings	$242	231

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Spin Off Companies from IAC

        As described in note 6, IAC completed the spin off of HSN, Interval, Ticketmaster and Lending Tree (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies, and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the Spin Off Companies on a three month lag due to timeliness considerations. Since the spin off occurred in the third quarter of 2008, Liberty will record its initial share of income or losses for the Spin Off Companies in the fourth quarter of 2008.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The amount of restricted cash in the Investment Fund at September 30, 2008 is $530 million and is reflected in other long-term assets in Liberty's condensed consolidated balance sheet.

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	QVC, Inc.	Starz Entertainment, LLC	Other	Total
	amounts in millions
Balance at January 1, 2008	$5,419	1,371	1,065	7,855
Acquisitions(1)	—	—	299	299
Impairment(2)	—	—	(34)	(34)
Foreign currency translation	(31)	—	(3)	(34)
Other	(2)	—	(11)	(13)

Balance at September 30, 2008	$5,386	1,371	1,316	8,073

(1)
The increase in goodwill relates primarily to the News Corporation Exchange. The amount of goodwill recorded of $249 million represents the difference between the value allocated to Liberty Sports Group and the estimated fair value of the Liberty Sports Group identifiable tangible and intangible assets acquired. Such goodwill is subject to adjustment pending the completion of the Company's purchase price allocation process.

(2)
During the third quarter of 2008, Liberty determined that the goodwill related to WFRV TV Station was impaired. Liberty has estimated the amount of such impairment based on the information available at the time of the accompanying condensed consolidated financial statements. Any subsequent adjustments to such impairment will be reflected in Liberty's financial statements for the year ended December 31, 2008.

Amortizable Intangible Assets

        Amortization of intangible assets with finite useful lives was $389 million and $384 million for the nine months ended September 30, 2008 and 2007, respectively. Based on its current amortizable intangible assets, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2008	$120
2009	$477
2010	$441
2011	$402
2012	$376

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	September 30, 2008	December 31, 2007
	amounts in millions
Assets
Equity collars	$1,942	1,458
Other	11	155

	1,953	1,613
Less current portion	(983)	(23)

	$970	1,590

Liabilities
Borrowed shares	$598	1,183
Equity collars	142	—
Other	159	199

	899	1,382
Less current portion	(662)	(1,206)

	$237	176

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in fair value of the following:

	Nine months ended September 30,
	2008	2007
	amounts in millions
Statement 159 Securities(1)	$(1,889)	—
Senior exchangeable debentures	866	330
Equity collars	443	107
Borrowed shares	585	111
Other derivatives	(250)	(55)

	$(245)	493

(1)
See note 6 regarding Liberty's accounting for its Statement 159 Securities.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal September 30, 2008
		September 30, 2008	December 31, 2007
	amounts in millions
Senior notes and debentures
7.875% Senior Notes due 2009	$670	669	668
7.75% Senior Notes due 2009	233	234	234
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	500	495	495
8.25% Senior Debentures due 2030	902	895	895
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	1,264	1,125	1,820
4% Exchangeable Senior Debentures due 2029	869	391	556
3.75% Exchangeable Senior Debentures due 2030	810	369	463
3.5% Exchangeable Senior Debentures due 2031	497	222	432
3.25% Exchangeable Senior Debentures due 2031	551	226	419
QVC bank credit facilities	5,200	5,200	4,023
Liberty bank facility	750	750	750
Liberty derivative borrowing	2,011	2,011	—
Other parent debt	625	625	—
Other subsidiary debt	252	252	159

Total consolidated Liberty debt	$15,937	14,265	11,715

Less current maturities		(1,566)	(191)

Total long-term debt		$12,699	11,524

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Senior Notes Due 2009

        On September 26, 2008, Liberty commenced cash tender offers for any and all of its outstanding 7 7/8% Senior Notes due 2009 ("7 7/8% Notes") and 7 3/4% Senior Notes due 2009 ("7 3/4% Notes"). The tender offers expired at 5:00 p.m., New York City time, on Monday, October 27, 2008.

        In the tender offer for the 7 7/8% Notes, Liberty offered to pay total consideration of $1,007.50 for each $1,000 principal amount tendered and accepted for purchase, which included an early tender premium of $10.00 per $1,000 principal amount of 7 7/8% Notes. The early tender premium was paid in respect of those 7 7/8% Notes that were tendered by the early tender payment deadline of October 9, 2008 (the "Early Tender Premium Deadline"). Holders who tendered their 7 7/8% Notes after the Early Tender Premium Deadline and on or prior to the expiration of the tender offer for the 7 7/8% Notes were entitled to receive $997.50 per $1,000 principal amount tendered and accepted for purchase.

        In the tender offer for the 7 3/4% Notes, Liberty offered to pay total consideration of $1,006.50 for each $1,000 principal amount tendered and accepted for purchase, which included an early tender premium of $10.00 per $1,000 principal amount of 7 3/4% Notes. The early tender premium was paid in respect of those 7 3/4% Notes that were tendered by the Early Tender Premium Deadline. Holders who tendered their 7 3/4% Notes after the Early Tender Premium Deadline and on or prior to the expiration of the tender offer for the 7 3/4% Notes were entitled to receive $996.50 per $1,000 principal amount tendered and accepted for purchase.

        In addition, Liberty paid accrued and unpaid interest on all notes tendered and accepted for payment in the tender offers. Holders of approximately $566 million aggregate principal amount of 7 7/8% Notes and approximately $216 million aggregate principal amount of 7 3/4% Notes validly tendered their Notes pursuant to the tender offers, and Liberty accepted for payment all such Notes. In October 2008, Liberty paid a total of $803 million, including accrued interest of $15 million to settle all Notes tendered and accepted.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The credit agreements contain restrictive covenants regarding, among other matters, the maintenance of certain financial ratios and limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at September 30, 2008. QVC's ability to borrow the unused portion of its credit agreements is dependent on its continuing compliance with such covenants both before and after giving effect to such additional borrowings.

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

Liberty Derivative Borrowing

        In April 2008, Liberty entered into an equity collar for 110 million shares of DIRECTV common stock and a related credit facility against the present value of the put value of such collar. At the time of closing, Liberty borrowed $1,977 million. The borrowing facility is due as the equity collar terminates in six tranches from June 2009 through August 2012. Each tranche is repayable during a six-month period based upon a formula that factors in several variables including the market price of DIRECTV common stock. The DIRECTV equity collar contains a provision that allows the counterparty to terminate a portion of the collar if the total number of shares of DIRECTV underlying the collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the collar, the repayment of the corresponding debt would be accelerated. The counterparty has agreed to waive its right to terminate a portion of the collar until early May 2009, subject to the condition that the total number of shares underlying the collar does not exceed 23% of the outstanding public float of DIRECTV common stock. Interest accrues at an effective weighted average interest rate of 3.5% and is due and payable as each tranche matures. Borrowings are collateralized by 170 million shares of DIRECTV common stock owned by Liberty.

Other Subsidiary Debt

        Other subsidiary debt at September 30, 2008, is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

accompanying condensed consolidated balance sheet at September 30, 2008 is as follows (amounts in millions):

Senior notes	$1,555
Senior debentures	$865

        Due to the low risk nature of the DIRECTV equity collar credit facility, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at September 30, 2008.

(12) Income Taxes

Effective Tax Rate

        The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between Liberty's book and tax bases in its News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit. Due to the foregoing tax treatment, a federal income tax benefit adjustment of approximately $2,933 million will be included in Liberty's reconciliation of computed "expected" income taxes to actual income taxes for the year ended December 31, 2008.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(13) Related Party Transactions

        The Company has made interest-bearing cash advances to LMC. Such advances, including accrued interest, aggregated $4,258 million as of September 30, 2008. Interest, which accrues daily at 1-year LIBOR plus 1.35% (4.5% at September 30, 2008), aggregated $160 million and $100 million for the nine months ended September 30, 2008 and 2007, respectively.

(14) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2008 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2008 is payable as follows: $85 million in 2008, $23 million in 2009 and $6 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2008. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $48 million in 2008; $505 million in 2009; $102 million in 2010; $97 million in 2011; $93 million in 2012; and $179 million thereafter.

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

        In connection with an option exercised by Sony to extend the Sony contract through 2013, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Such payments to Sony will be amortized ratably as programming expense over the three-year period beginning when Starz Entertainment receives the first qualifying film released theatrically by Sony in 2011.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2008, Liberty's guarantee for obligations for films released by such date aggregated $781 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a commitment of Starz

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate liability for its guarantee of these obligations.

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

Employment Contracts

        ANLBC and certain of its players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2008 aggregated $76 million, which is payable as follows: $44 million in 2009, $11 million in 2010 and $21 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

        For the nine months ended September 30, 2008, Liberty has identified the following businesses as its reportable segments:

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

Performance Measures

	Nine months ended September 30,
	2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$5,167	1,086	5,063	1,121
Starz Entertainment	826	220	801	216
Corporate and other	1,226	(154)	703	(64)
Inter-company eliminations	(3)	(3)	—	—

Consolidated Liberty	$7,216	1,149	6,567	1,273

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2008		2007
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$1,641	312	1,686	364
Starz Entertainment	278	78	282	88
Corporate and other	462	(94)	283	(19)
Inter-company eliminations	(3)	(3)	—	—

Consolidated Liberty	$2,378	293	2,251	433

Other Information

	September 30, 2008
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$21,988	10	85
Starz Entertainment	2,737	—	5
Corporate and other	21,801	15,732	41

Consolidated Liberty	$46,526	15,742	131

        The following table provides a reconciliation of consolidated segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes and minority interests:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Consolidated segment Adjusted OIBDA	$293	433	1,149	1,273
Stock-based compensation	(24)	(17)	(67)	(57)
Depreciation and amortization	(179)	(176)	(532)	(499)
Impairment of long-lived assets	(34)	(41)	(34)	(41)
Interest expense	(190)	(173)	(543)	(468)
Share of earnings (losses) of affiliates, net	141	(1)	351	24
Realized and unrealized gains (losses) on financial instruments, net	77	400	(245)	493
Gains (losses) on dispositions of assets, net	(2)	2	3,679	637
Other than temporary declines in fair value of investments	(444)	—	(445)	—
Other, net	62	160	273	353

Earnings (loss) from continuing operations before income taxes and minority interests	$(300)	587	3,586	1,715

Information Regarding Forward Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, new service offerings, revenue growth, business prospects and subscriber trends at QVC and Starz Entertainment, our expectations regarding Starz Media's results of operations for the next two to three years, the estimated value of our financial instruments, and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of our business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

        For additional risk factors, please see Part 2, Item 1A of this Quarterly Report on Form 10-Q and Part 2, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc., Liberty Sports Group, Leisure Arts, Inc., TruePosition, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers, gourmet foods, fruits and desserts, as well as upscale personalized gifts. Starz Media is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN operates websites that offer casual gaming and fantasy sports services. ANLBC, which we acquired in May 2007, owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group, which we acquired in February 2008, is comprised of three regional sports television networks—FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts, which we acquired in May 2007, publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. Backcountry, which we acquired in June 2007, operates seven websites offering outdoor and backcountry sports gear and clothing. Bodybuilding.com, which we acquired on December 31, 2007, manages two websites related to sports nutrition, body building and fitness. BuySeasons operates BuyCostumes.com and Celebrateexpress.com, online retailers of costumes, accessories, décor and party supplies. WFRV TV Station, which we acquired in April 2007, is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 51% ownership interest in The DIRECTV Group, Inc. and ownership interests in Expedia and the IAC Spin Off Companies, which we account for as equity method investments, and we continue to maintain significant investments and related financial instruments in public companies such as Time Warner, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

2008 Completed Transactions

         News Corporation.    On February 27, 2008, we completed a transaction with News Corporation in which we exchanged all of our 512.6 million shares of News Corporation common stock valued at $10,144 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, Liberty Sports Group and $465 million in cash. In addition, we incurred $21 million of acquisition costs. We recognized a pre-tax gain of $3,666 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

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

Consolidated Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue
QVC	$1,641	1,686	5,167	5,063
Starz Entertainment	278	282	826	801
Corporate and other	462	283	1,226	703
Inter-company eliminations	(3)	—	(3)	—

Consolidated Liberty	$2,378	2,251	7,216	6,567

Adjusted OIBDA
QVC	$312	364	1,086	1,121
Starz Entertainment	78	88	220	216
Corporate and other	(94)	(19)	(154)	(64)
Inter-company eliminations	(3)	—	(3)	—

Consolidated Liberty	$293	433	1,149	1,273

Operating Income (Loss)
QVC	$175	231	678	718
Starz Entertainment	63	78	176	180
Corporate and other	(179)	(110)	(335)	(222)
Inter-company eliminations	(3)	—	(3)	—

Consolidated Liberty	$56	199	516	676

         Revenue.    Our consolidated revenue increased 5.6% and 9.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to acquisitions, which generated $122 million of revenue in 2008, and an increase for Starz Media, partially offset by a decrease in revenue for QVC. The increase for Starz Media is attributable to the 2008 theatrical release of six films by Overture Films, a subsidiary of Starz Media. The nine month increase in revenue is due primarily to acquisitions, which generated $407 million more revenue in 2008 than in 2007, an increase for QVC of $104 million and other less significant increases for Provide, Starz Media and Starz Entertainment. See Operating Results by Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

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

        Consolidated Adjusted OIBDA decreased 32.3% and 9.7% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month decrease is due primarily to higher Adjusted OIBDA losses for Starz Media, and decreases in Adjusted OIBDA for QVC, Starz Entertainment and ANLBC. The nine month decrease in Adjusted OIBDA is due primarily to increased Adjusted OIBDA losses for Starz Media and lower Adjusted OIBDA for QVC and ANLBC. Starz Media's Adjusted OIBDA losses increased in 2008 as the production cost amortization and print and advertising expenses for the movies released theatrically in 2008 exceeded the revenue earned to date. ANLBC's Adjusted OIBDA was $24 million lower in 2008 due to the fact that we acquired it in May of 2007, and ANLBC operates at a loss in the first quarter as no revenue is recognized until the baseball season begins in early April. In addition ANLBC's Adjusted OIBDA was $9 million lower in the third quarter of 2008, as compared to 2007, resulting from lower revenue due to poorer on-field performance.

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

        We recorded $67 million of stock compensation expense for the nine months ended September 30, 2008, compared with $57 million for the comparable period in 2007. As of September 30, 2008, the total unrecognized compensation cost related to our unvested equity awards was approximately $66 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.8 years.

         Operating income.    Consolidated operating income decreased $143 million or 71.9% and $160 million or 23.7% for the three and nine months ended September 30, 2008, as compared to the corresponding prior year period. The decreases are due primarily to Starz Media, QVC, ANLBC, WFRV TV Station and Starz Entertainment. During the third quarter of 2008, we determined that the goodwill related to WFRV TV Station was impaired and recorded a $34 million charge for such impairment. The foregoing decreases in operating income were partially offset by an increase for FUN due to an impairment charge of $41 million recorded in 2007. We currently expect Starz Media to continue incurring negative Adjusted OIBDA and operating losses for the next two to three years.

Other Income and Expense

         Interest expense.    Consolidated interest expense increased 9.8% and 16.0% for the three and nine months ended September 30, 2008, respectively. Such increases are due to increased borrowings under our various credit facilities partially offset by lower interest rates on our variable rate debt in 2008.

         Dividend and interest income.    Consolidated dividend and interest income decreased for the three and nine months ended September 30, 2008 due to lower invested cash balances and the elimination of News Corporation dividends as a result of the News Corporation Exchange.

         Share of earnings of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
DIRECTV	$111	—	301	—
Expedia	23	22	58	52
Other	7	(23)	(8)	(28)

	$141	(1)	351	24

        Our share of earnings of DIRECTV for the nine months ended September 30, 2008 include $153 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 7 to the accompanying condensed consolidated financial statements.

         Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Statement 159 Securities (1)	$(607)	—	(1,889)	—
Senior exchangeable debentures	478	269	866	330
Equity collars	220	178	443	107
Borrowed shares	84	(10)	585	111
Other derivatives	(98)	(37)	(250)	(55)

	$77	400	(245)	493

(1)
See note 6 to the accompanying condensed consolidated financial statements for a discussion of our accounting for Statement 159 Securities.

         Other than temporary declines in fair value of investments.    Investment impairments include $440 million related to our investment in IAC recognized in the third quarter of 2008.

         Gains on disposition, net.    Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

         Income taxes.    For the nine months ended September 30, 2008, we recorded pre-tax earnings of $3,557 million and an income tax benefit of $1,876 million. The News Corporation Exchange qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of the exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

         Net earnings.    Our net earnings were $5,433 million and $1,760 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in net earnings is due to the aforementioned fluctuations in revenue and expenses. In addition, we recognized $149 million of earnings from discontinued operations in 2007.

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

        QVC's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Net revenue	$1,641	1,686	5,167	5,063
Cost of sales	(1,070)	(1,068)	(3,298)	(3,186)

Gross profit	571	618	1,869	1,877
Operating expenses	(164)	(162)	(503)	(484)
SG&A expenses (excluding stock-based compensation)	(95)	(92)	(280)	(272)

Adjusted OIBDA	312	364	1,086	1,121
Stock-based compensation—SG&A	(2)	(4)	(12)	(20)
Depreciation and amortization	(135)	(129)	(396)	(383)

Operating income	$175	231	678	718

        Net revenue is generated in the following geographic areas:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
QVC-US	$1,073	1,174	3,430	3,532
QVC-UK	159	169	494	481
QVC-Germany	228	194	701	607
QVC-Japan	181	149	542	443

	$1,641	1,686	5,167	5,063

        QVC's consolidated net revenue decreased 2.7% and increased 2.1% during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. The three month decrease is comprised of $83 million due to a 5.2% decrease in the number of units shipped and $15 million due to lower shipping and handling revenue and an increase in estimated product returns. These decreases were partially offset by a $29 million increase due to a 2.5% increase in the average sales price per unit ("ASP") and $24 million due to favorable foreign currency rates. The nine month increase in revenue is comprised of $141 million due to a 3.2% increase in the ASP and $133 million due to favorable foreign currency rates. These increases were partially offset by a decrease in the number of units shipped from 117.6 million in 2007 to 114.6 million in 2008 and an increase in estimated product returns. Returns as a percent of gross product revenue increased from 19.3% to 20.3% and reflect a higher ASP and a shift in the mix from home products to accessories and apparel products, which typically have higher return rates.

        During the nine months ended September 30, 2008, the changes in revenue and expenses were impacted by fluctuations in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's reported revenue and Adjusted OIBDA will be negatively impacted. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended September 30, 2008		Nine months ended September 30, 2008
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	(8.6)%	(8.6)%	(2.9)%	(2.9)%
QVC-UK	(5.9)%	0.8%	2.7%	4.9%
QVC-Germany	17.5%	8.4%	15.5%	2.1%
QVC-Japan	21.5%	10.5%	22.3%	8.2%

        Revenue for QVC-US continues to be negatively impacted by a slow retail environment with sales weaknesses experienced in each product category as well as higher return rates. Revenue growth for QVC-UK was lower in the third quarter of 2008, as compared to the first and second quarters of 2008, due to a slow down in the sales of home products and accessories. QVC-Germany showed an increase in revenue in local currency in the third quarter of 2008, as compared to a decrease in local currency in the second quarter of 2008, due to improvements in all product areas. QVC-Japan increased net revenue in local currency due to increases in apparel, accessories and jewelry during the three and nine months ended September 30, 2008, as compared to the corresponding prior year period, as it continues to overcome the impacts of the heightened regulatory focus on health and beauty product presentations which began in March 2007 and caused QVC-Japan to remove a number of products from its programming.

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

        QVC's gross profit percentage decreased 186 basis points and 90 basis points during the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to lower initial product margins in the home and apparel product areas. The three month gross margin percentage was also negatively impacted by an unfavorable obsolescence provision.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, production costs, telecommunications expense and credit card processing fees. Operating expenses increased 1.2% and 3.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are primarily due to increased personnel expenses in the production and customer service areas. In addition, commissions increased due to new fixed-rate agreements in QVC-UK and QVC-Japan. Operating expenses as a percent of revenue increased slightly in each of the three and nine month periods.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, marketing and advertising expenses. Such expenses increased 3.3% and 2.9% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period due primarily to increases in personnel expenses and bad debt expense. Such increases were partially offset by lower marketing expenses in 2008.

        QVC's Adjusted OIBDA decreased 14.3% and 3.1% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such decreases in Adjusted OIBDA are due to the lower revenue and decrease in gross profit percentage discussed above, as well as the increases noted in operating expenses.

         Starz Entertainment.    Starz Entertainment primarily provides video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers generally pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements expire in 2008 through 2012. During the nine months ended September 30, 2008, 70.5% of Starz Entertainment's revenue was generated by its four largest customers, Comcast Corporation, DIRECTV, Dish Network and Time Warner Inc., each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreements with DIRECTV and Dish Network expire in December 2008 and June 2009, respectively; and Comcast's distribution of Encore expires in September 2009, unless Comcast elects to extend. In addition, the affiliation agreement with Time Warner has expired. Starz Entertainment is currently in negotiations with Time Warner regarding a new agreement. There can be no assurance that any new agreement with Time Warner will have economic terms comparable to the old agreement.

        Starz Entertainment's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	amounts in millions
Revenue	$278	282	826	801
Operating expenses	(173)	(168)	(505)	(507)
SG&A expenses	(27)	(26)	(101)	(78)

Adjusted OIBDA	78	88	220	216
Stock-based compensation	(11)	(7)	(31)	(21)
Depreciation and amortization	(4)	(3)	(13)	(15)

Operating income	$63	78	176	180

        Starz Entertainment's revenue decreased 1.4% and increased 3.1% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. During the third quarter of 2007, Starz Entertainment entered into a new affiliation agreement with DIRECTV which was retroactive to January 1, 2007. The previous affiliation agreement with DIRECTV had expired June 30, 2006. During the period from June 30, 2006 to the signing of the new affiliation agreement (the "Out-of-Contract Period"), Starz Entertainment had recognized revenue from DIRECTV based on cash payments from DIRECTV. The new affiliation agreement provides for rates that are higher than those paid by DIRECTV during the Out-of-Contract Period. Therefore, in the third quarter of 2007 Starz Entertainment recognized $18 million of revenue based on the difference between the rates provided in the new affiliation agreement and the rates paid by DIRECTV during the first half of 2007. Absent this $18 million "catch up," Starz Entertainment's revenue increased 5.3% during the three months ended September 30, 2008. Such increase is due in approximate equal amounts to increases in (i) the weighted average number of subscriptions and (ii) the effective rate for Starz Entertainments services. Without the DIRECTV "catch up" for the nine months ended September 30, 2007, revenue increased 4.0% in 2008. Such increase is due primarily to an increase in the effective rate for Starz Entertainment's services.

        The Starz movie service and the Encore and Thematic Multiplex Channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscription units increased 6.7% and 6.3% for the three and nine months ended September 30, 2008, respectively, and EMP average subscription units increased 7.1% and 9.4% for the three and nine months ended September 30, 2008, respectively. The effects of these increases in subscription units are somewhat mitigated by Starz Entertainment's fixed-rate affiliation agreements. In this regard, more than 60% of such subscription increases and approximately 36% of Starz Entertainment's revenue was earned under its fixed-rate affiliation agreements during the nine months ended September 30, 2008.

        At September 30, 2008, cable, DTH satellite, and other distribution media represented 66.8%, 28.1% and 5.1%, respectively, of Starz Entertainment's total subscription units.

        Starz Entertainment's operating expenses increased 3.0% and decreased less than 1% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such changes are due to decreases in programming license fees, which comprise approximately 93% of operating expenses. The three and nine month decreases in programming license fees are due to lower bonus payment amortization ($7 million and $22 million) and a lower percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($16 million and $32 million), partially offset by a higher effective rate for first-run movies exhibited in 2008 ($19 million and $44 million). In addition, in third quarter of 2007, Starz Entertainment reversed an accrual in the amount of $7 million for music copyright fees as a result of a settlement with a music copyright authority.

        Starz Entertainment's SG&A expenses increased $1 million and $23 million for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year period. Such increases are due primarily to higher marketing expenses related to a new branding campaign in the first half of 2008.

Item 4.    Controls and Procedures

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

LIBERTY MEDIA LLC

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on March 25, 2008 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the six months ended June 30, 2008 filed on August 13, 2008. There have been no material developments in such legal proceedings during the nine months ended September 30, 2008.

Item 1A.    Risk Factors

        The following is an update to Item 1A—Risk Factors contained in our Quarterly Report on Form 10-Q filed on August 13, 2008:

         Weakening economic conditions may reduce consumer demand for our products and services.    The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect our revenue including lagging retail sales and potential downgrades or disconnects by satellite subscribers. Accordingly, our ability to increase, or in certain cases, maintain revenue and Adjusted OIBDA could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

         Disruptions in the worldwide credit and equity markets have increased the risk of default by the counterparties to our financial instruments and cash investments.    Disruptions in the credit and equity markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our financial instruments and cash investments, we are exposed to an increased risk that our counterparties may default on their obligations to us. At September 30, 2008, our total assets included derivatives with a fair value of $1,953 million and short-term marketable securities of $523 million. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our financial condition could be adversely affected.

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

LIBERTY MEDIA LLC
Date: November 12, 2008	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: November 12, 2008	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: November 12, 2008	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*
Filed herewith

QuickLinks

LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statement of Member's Equity (unaudited) Nine months ended September 30, 2008
LIBERTY MEDIA LLC AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX