Form 10-K
period 2008-12-31
LIBERTY MEDIA LLC
filed 2009-03-24
CIK 1082114

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

LIBERTY MEDIA LLC
2008 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.    Business.

  (a)
  General Development of Business

        Liberty Media LLC is a wholly-owned subsidiary of Liberty Media Corporation ("LMC") and owns interests in subsidiaries and other companies which are engaged in the video and on-line commerce, media, communications and entertainment industries. Through our subsidiaries and affiliates, we operate in North America, South America, Europe and Asia. Our principal businesses and assets include QVC, Inc. and Starz, LLC and interests in The DIRECTV Group, Inc. and Expedia, Inc.

        In May 2006, LMC completed a restructuring pursuant to which it was organized as a new holding company, and it became the new publicly traded parent company of Liberty Media LLC, which was formerly known as Liberty Media Corporation. Immediately prior to the restructuring, LMC was a direct, wholly-owned subsidiary of our company.

  Recent Developments

        In February 2008, we completed our exchange transaction with News Corporation pursuant to which we exchanged our approximate 16% ownership interest in News Corporation for a subsidiary of News Corporation which held an approximate 41% interest in The DIRECTV Group, Inc., three regional sports television networks and approximately $465 million in cash.

        In April 2008, we added to our ownership position in The DIRECTV Group, Inc. by purchasing 78.3 million additional shares in a private transaction for cash consideration of $1.98 billion. We funded this purchase with borrowings against a newly executed collar on 110 million shares of DIRECTV common stock. This purchase, combined with share repurchases by DIRECTV, has increased our ownership interest in DIRECTV to approximately 54% as of December 31, 2008. We have entered into a voting agreement with DIRECTV pursuant to which we have agreed to vote our shares of DIRECTV which represent our ownership interest above 47.9% in the same proportion as all DIRECTV shareholders other than our company.

        In 2008, we completed several small acquisitions of companies that we believe are complementary and/or accretive to our existing businesses, including RedEnvelope, which is now part of Provide Commerce, and Celebrate Express, which is now part of BuySeasons, Inc.

        In 2008 and pursuant to various mechanisms, including tender offers and total return debt swap unwinds, we retired approximately $1,883 million principal amount of our public indebtedness for cash consideration of $1,668 million, including accrued interest.

        In August 2008, IAC/InterActiveCorp completed the spin off of four new companies, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. and Tree.com, Inc., and we now hold an approximate 30% ownership interest in each of these companies.

        In December 2008, LMC announced its intention to redeem a portion of its Liberty Entertainment tracking stock for the stock of its newly formed subsidiary, Liberty Entertainment, Inc. We refer to the redemption and the subsequent separation of Liberty Entertainment, Inc. from LMC as the "Split Off." At the time of the Split Off, Liberty Entertainment, Inc. will own our interests in The DIRECTV Group, Inc., Liberty Sports Holdings, LLC, FUN Technologies, Inc., PicksPal, Inc, GSN, LLC and up to $300 million in cash.

* * * * *

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; our tax sharing arrangement with AT&T Corp. and estimated amounts payable under that arrangement; revenue growth and subscriber trends at QVC, Inc. and Starz Entertainment, LLC; QVC's ability to comply with the covenants contained in its credit facilities; anticipated programming and marketing costs at Starz Entertainment; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our expectations regarding Starz Media's results of operations for the next two to three years; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 3. "Legal Proceedings," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

  •
  general economic and business conditions and industry trends including the current economic downturn;

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

        This Annual Report includes information concerning public companies in which we have non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information contained in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

  (b)
  Financial Information About Operating Segments

        Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of these businesses is separately managed.

        We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our pre-tax earnings. Financial information related to our operating segments can be found in note 20 to our consolidated financial statements found in Part II of this report.

  (c)
  Narrative Description of Business

        The following table identifies our more significant subsidiaries and minority investments.

  Consolidated Subsidiaries
  QVC, Inc.
  Starz LLC
      Starz Entertainment, LLC
      Starz Media, LLC
  Provide Commerce, Inc.
  Backcountry.com, Inc.
  Bodybuilding.com, LLC
  BuySeasons, Inc.

  Liberty Sports Holdings, LLC
  FUN Technologies, Inc.
  PicksPal, Inc.
  Atlanta National League Baseball Club, Inc.
  TruePosition, Inc.
  Leisure Arts, Inc.
  WFRV and WJMN Television Station, Inc.

  Equity and Cost Method Investments
  The DIRECTV Group, Inc. (Nasdaq:DTV)
  Expedia, Inc. (Nasdaq:EXPE)
  IAC/InterActiveCorp (Nasdaq:IACI)
  HSN, Inc. (Nasdaq:HSNI)
  Interval Leisure Group, Inc. (Nasdaq:IILG)
  Ticketmaster Entertainment, Inc. (Nasdaq:TKTM)
  Tree.com, Inc. (Nasdaq:TREE)
  GSN, LLC
  WildBlue Communications, Inc.
  Time Warner Inc. (NYSE:TWX)(1)

  (1)
  Represents an available-for-sale security in which we have less than a 5% ownership interest and that we consider a non-strategic financial asset in our portfolio.

  QVC, Inc.

        QVC, Inc., a wholly-owned subsidiary, markets and sells a wide variety of consumer products in the U.S. and several foreign countries primarily by means of merchandise-focused televised shopping programs and via the Internet through its domestic and international websites. QVC programming is divided into segments that are televised live with a host who presents the merchandise, sometimes with the assistance of a guest who is knowledgeable about the merchandise, and conveys information relating to the product to QVC's viewers. QVC's websites offer a complement to televised shopping by allowing consumers to purchase a wide assortment of goods that were previously offered on the QVC television programs, as well as other items that are available from QVC only via its websites. For the year ended December 31, 2008, approximately 25% of QVC's domestic revenue and approximately 22% of QVC's total revenue was generated from sales of merchandise ordered through its various websites.

        QVC offers a variety of merchandise at competitive prices. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC classifies its merchandise into three groups: home, apparel/accessories and jewelry. For the year ended December 31, 2008, home, apparel/accessories and jewelry accounted for approximately 44%, 37% and 19%, respectively, of QVC's net revenue generated by its United States operations. In 2007, such percentages for home, apparel/accessories and jewelry were 44%, 35% and 21%, respectively. QVC offers products in each of these merchandise groups that are exclusive to QVC, as well as popular brand names and other products also available from other retailers. QVC's products are often endorsed by celebrities, designers and other well known personalities. QVC does not depend on any single supplier or designer for a significant portion of its inventory.

        QVC distributes its television programs, via satellite or optical fiber, to multichannel video program distributors for retransmission to subscribers in the United States, the United Kingdom, Germany, Japan and neighboring countries that receive QVC's broadcast signals. In the U.S., QVC uplinks its programming from its uplink facility in Pennsylvania to a protected, non-preemptible transponder on a domestic satellite. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a "protected" failure. QVC's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on five international satellites. QVC's transponder service agreement for its domestic transponder expires at the end of the life of the satellite, which is currently estimated to be in 2019. QVC's transponder service agreements for its international transponders expire in 2009 through 2012.

        QVC enters into long-term affiliation agreements with satellite and telephone companies and cable television operators who downlink QVC's programming and distribute the programming to their customers. QVC's affiliation agreements with these distributors have termination dates ranging from 2009 to 2017. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. In this regard, QVC's affiliation agreement with Comcast Corporation, which accounts for approximately 25% of QVC's U.S. distribution, expires in June 2009.

        In return for carrying the QVC signals, each programming distributor in the United States receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs to customers located in the programming distributor's service areas. In the United Kingdom, Germany and Japan, programming distributors receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales. In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors in the United States for carriage and to secure favorable positioning on channel 35 or below on the distributor's channel line-up. QVC believes that a portion of its sales are attributable to purchases resulting from channel "browsing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As a result of the ongoing conversion of analog cable customers to digital, channel positioning has become more critical due to the increased channel options on the digital line-up.

        QVC's shopping program is telecast live 24 hours a day to approximately 95 million homes in the United States. QVC Shopping Channel reaches approximately 23 million households in the United Kingdom and the Republic of Ireland and is broadcast 24 hours a day with 17 hours of live programming. QVC's shopping network in Germany, reaches approximately 38 million households throughout Germany and Austria and is broadcast live 24 hours a day. QVC Japan, QVC's joint venture with Mitsui & Co., LTD, reaches approximately 22 million households and is broadcast live 24 hours a day. QVC strives to maintain promptness and efficiency in order taking and fulfillment. QVC has four domestic phone centers that can direct calls from one call center to another as volume mandates, which reduces a caller's hold time, helping to ensure that orders will not be lost as a result of hang-ups. In November 2008, QVC announced the closing of its West Chester, PA call center which will occur in March 2009. QVC also has one phone center in each of the United Kingdom and Japan and two call centers in Germany. QVC also utilizes computerized voice response units, which handle approximately 33% of all orders taken. QVC has eight distribution centers worldwide and is able to ship approximately 95% of its orders within 48 hours.

        QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned 22%-23% of its revenue in each of the first three quarters of the year and 32%-33% of its revenue in the fourth quarter of the year.

  Starz Entertainment, LLC

        Starz Entertainment, LLC, a wholly-owned subsidiary, provides premium movie networks and programming distributed by cable, direct-to-home satellite, telephony, the Internet and other distribution media providers in the United States. Starz Entertainment's principal service offerings are (1) Starz, which is primarily a first-run movie service that generally includes Starz plus five multiplex channels branded with the Starz name, each of which exhibits movies targeted to a specific audience and (2) Encore, which airs first-run movies and classic contemporary movies and generally includes six additional thematic multiplex channels branded with the Encore name, each of which exhibits movies based upon individual themes. Starz can be purchased by subscribers as an à-la-carte premium service for which subscribers pay a separate monthly charge. Distributors may also package Starz with other premium services. Encore can be purchased by subscribers as part of a digital package, which includes other movie services or a variety of general entertainment digital networks. Distributors may also sell Encore on an à-la-carte basis or packaged with Starz. Starz Entertainment's services also include MoviePlex, a "theme by day" channel featuring a different thematic multiplex channel each day, on a weekly rotation; IndiePlex, featuring art house and independent films; RetroPlex, featuring "classic" movies; Starz On Demand; Encore on Demand; MoviePlex On Demand; high definition feeds of several Starz channels and high definition versions of each of Starz On Demand, Encore On Demand and MoviePlex On Demand. Starz Entertainment also offers Starz Play, an Internet complement to Starz, to cable and telephone companies who offer high speed services and other distributors. As of December 31, 2008, Starz Entertainment had 17.7 million Starz subscribers and 31.7 million Encore subscribers.

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

        The majority of Starz Entertainment's revenue is derived from the delivery of premium programming services comprised of movies and original programming to subscribers under affiliation agreements with cable operators, direct broadcast satellite operators and telephone companies, including Comcast Cable, DIRECTV, DISH Network, Time Warner Cable, Charter Communications, Cox Communications, Cablevision Systems, Insight Communications, Mediacom Communications, Verizon Communications, AT&T and the National Cable Television Cooperative. Some of Starz Entertainment's affiliation agreements provide for payments based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for contractual rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Entertainment's agreement with Comcast requires Comcast to carry the Encore and Thematic Multiplex channels through September 2009 and Starz through December 2012. Starz Entertainment's affiliation agreement with

DIRECTV continues on a month-to-month basis without limitation provided that either party may terminate the agreement upon 60 days written notice to the other party. DISH Network's affiliation agreement expires in June 2009. In addition, the affiliation agreement with Time Warner expires in December 2009. Starz Entertainment's other affiliation agreements expire between now and June 2015. For the year ended December 31, 2008, 70% of Starz Entertainment's total revenue was generated by its four largest customers, Comcast, DIRECTV, DISH Network and Time Warner, each of which individually generated more than 10% of Starz Entertainment's revenue for such period.

        The costs of acquiring rights to programming, including Internet rights, represent Starz Entertainment's largest expense. In order to exhibit theatrical motion pictures, Starz Entertainment enters into agreements to acquire rights from major motion picture producers including Hollywood Pictures, Touchstone Pictures, Miramax Films, Walt Disney Studios, Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics. Starz Entertainment also has exclusive rights to air first-run output from Overture Films, a wholly owned subsidiary of Starz Media. These output agreements expire between 2012 and 2016.

        Starz Entertainment uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. Starz Entertainment leases its transponders under long-term lease agreements. At December 31, 2008, Starz Entertainment's transponder leases had termination dates ranging from 2018 to 2021. Starz Entertainment transmits to these transponders from its uplink center in Englewood, Colorado.

  Starz Media, LLC

        In 2006, we acquired IDT Entertainment from IDT Corp. and renamed it Starz Media. Starz Media's operations include live-action theatrical film production and distribution, home video distribution, live-action television production and distribution, and theatrical and non-theatrical animation and are divided into the following business units: Overture Films, Anchor Bay Entertainment, Proprietary Productions, Film Roman, Toronto Animation Studio and Feature Animation.

        Overture Films, a wholly-owned subsidiary of Starz Media, produces and acquires live action theatrical motion pictures for release domestically and throughout the world. Overture distributes its movies theatrically in the United States, and Anchor Bay Entertainment and Proprietary Productions perform home video and television distribution in the United States. Overture has entered into distribution agreements with Paramount Vantage and Alliance Atlantis to distribute its product internationally to the extent Overture controls such rights. Overture's 2008 theatrical releases include Mad Money, Traitor, Righteous Kill, Nothing Like the Holidays and Last Chance Harvey. All of Overture's films will appear on Starz Entertainment's channels during their pay television windows.

        Overture records revenue from the theatrical release of its films. The domestic box office receipts are divided between the theatrical exhibitors and Overture based upon contractual arrangements on a film-by-film basis. Paramount Vantage and Alliance Atlantis contract with foreign distributors and receive a distribution fee for their services. Overture records revenue related to Anchor Bay's distribution of its films net of a reserve for estimated future returns. Overture receives license fees from Starz Entertainment related to the pay television agreement that covers the appearance of Overture's films on Starz Entertainment's channels during their pay television windows. Fees are also earned from both domestic and foreign networks/basic cable channels related to the exploitation of the titles on free television. Other revenue sources include pay-per-view, syndication and exploitation of the titles in a non-theatrical manner such as the Internet and airlines. Significant expenses related to Overture's films include the amortization of film acquisition and production costs and the theatrical print and advertising expenses related to the release of each film, as well as the home video manufacturing and related distribution expenses.

        Starz Media's home video distribution business is operated through its Anchor Bay Entertainment subsidiary, utilizing the Anchor Bay and Manga brands. During 2008, Anchor Bay began distributing Overture titles, including Mad Money and Traitor. Anchor Bay also distributed Proprietary Production titles during 2008, including Dead Space Downfall and Wow Wow Wubbzy! Anchor Bay acquires and licenses content for home video distribution from third parties, including The Grand, Alice Upside Down, Delirious, and various fitness-related titles. These titles are distributed through regional and national retailers, including Wal-Mart, Target and Best Buy. Generally, these retailers have the right to return unsold products.

        Anchor Bay records its revenue net of an allowance for estimated future returns. Anchor Bay pays its licensors, generally on a quarterly basis, (i) a royalty based on a percentage of net sales of the licensed title, (ii) a profit participation based on the net profits (if any) of the licensed title or (iii) retains a distribution fee and remits the net sales less contractually agreed to costs (e.g. manufacturing costs, pick, pack and ship costs, etc.) of the licensed title to the licensor. Anchor Bay markets and advertises each title prior to and during release generally through the use of a combination of television and other media related advertising and discounts, rebates and cooperative advertising with retailers depending on the specific genre or demographic appeal of the title.

        Proprietary Productions develops and produces proprietary live-action and animated content for television and direct-to-video/DVD distribution. Proprietary Productions has produced live-action productions for the Sci Fi Network, Independent Film Channel, Lifetime and other cable and broadcast networks. Such productions include Sands of Oblivion and Lost Treasures of the Grand Canyon for the Sci Fi network, Z Rock for Independent Film Channel and Queen Sized, Wise Gal and True Confessions of a Hollywood Starlet for Lifetime. The proprietary animated series Wow! Wow! Wubbzy! is currently being shown on Nick Jr and Noggin. Anchor Bay acts as the home video distributor for Proprietary Productions.

        Proprietary Productions receives license fees from networks and basic/pay cable television channels, including Starz Entertainment, related to exploitation of its productions on free or pay television. The productions are also exploited via the Internet. Amortization of production costs represents Proprietary Productions single largest operating expense.

        Film Roman develops and produces 2D animated content on a for-hire basis for distribution theatrically and on television. Significant for-hire animation projects at Film Roman include The Simpsons TV series and King of the Hill TV series for Fox, The Goode Family for Media Rights Capital and ABC; and two new series in production for Marvel Entertainment. At its animation studio located in Toronto, Starz Media develops and produces 3D animated content on a for-hire basis and on a proprietary basis for Starz Media's Feature Animation unit. Three major theatrical animated films are currently under production in Toronto on a for-hire basis.

        For-hire revenue is recognized for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

        Feature Animation develops and produces proprietary animated theatrical films. During the third quarter of 2008, Feature Animation released its second full-length proprietary animated film, Space Chimps, in theaters. Space Chimps was developed and produced in Vancouver with Vanguard Animation.

        Domestically, Feature Animation has used Twentieth Century Fox to market and distribute its proprietary theatrical animated films, while internationally it uses foreign sales agents to contract with foreign distributors. The domestic box office receipts are divided between the theatrical exhibitors and Feature Animation based upon negotiated contractual arrangements on a film-by-film basis. Fox and the foreign sales agents are paid a distribution fee for their services. The foreign sales agents negotiate with distributors on a territory-by-territory basis with some contracts requiring minimum guarantees.

        As mentioned above, in the U.S., Overture and Feature Animation incur significant marketing, advertising and print costs before and during the theatrical release of a film in an effort to generate awareness of the film, to increase the consumer's intent to view the film, and to generate significant consumer interest in subsequent home video and other ancillary markets. These costs are expensed as incurred. Therefore, Starz Media incurs losses prior to theatrical release of a film. The foreign distributors are normally responsible for the marketing and advertising of films in each of their respective territories.

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

  Provide Commerce, Inc.

        Provide Commerce, Inc., a wholly-owned subsidiary that we acquired in February 2006, operates an e-commerce marketplace of websites that offers high-quality perishable products direct from suppliers to consumers. In addition to its perishable products, Provide Commerce sells a wide range of unique and personalized gifts through its RedEnvelope brand, which it acquired in 2008. Provide Commerce combines an online storefront, proprietary supply chain management technology, established supplier relationships and integrated logistical relationships with Federal Express Corporation and United Parcel Service, Inc. to create a market platform that bypasses traditional supply chains of wholesalers, distributors and retailers. Provide Commerce derives its revenue from the sale of flowers and plants on its proflowers.com website and from the sale of gourmet foods from its branded websites: Cherry Moon Farms, for fresh premium fruits; Secret Spoon, for fresh sweets and confections; and Shari's Berries, for chocolate-dipped berries and related gifting products. Provide Commerce also enters into arrangements with businesses desiring to offer high-quality, time-sensitive or perishable products to customers on a co-branded or private label basis, designing and hosting dedicated websites on behalf of such clients.

        Provide Commerce initially launched its marketplace to sell and deliver flowers. Provide Commerce later expanded its offerings to include fresh premium fruits and confections. The sale of flowers continues to be Provide Commerce's most significant product comprising approximately 83% of its sales in 2008. The sale of flowers is seasonal with nearly 70% of sales coming in the first and second quarters of the year due largely to purchases for Valentine's Day and Mother's Day. Provide Commerce depends on three suppliers for approximately 53% of its floral products. The loss of any of these suppliers could adversely impact Provide Commerce.

        Provide Commerce believes that one of the keys to its success is its ability to deliver products on time and fresher than its competitors thereby providing a better value for its customers. Provide Commerce maintains a customer service center located at its corporate headquarters to respond to customer phone calls and emails 24 hours a day, seven days a week.

  Backcountry.com, Inc.

        We acquired 81% of the equity of Backcountry.com, Inc. in June 2007. Backcountry is an e-commerce marketplace for outdoor adventure, cycling and action sports gear and clothing. Its eight separate websites each cater to different outdoor enthusiasts. Two of the sites offer name-brand products at retail prices, and six offer substantial discounts to online shoppers.

        Backcountry's primary site, Backcountry.com, offers over 400 brands and 150,000 items of high-end gear and clothing for backpacking, camping, trail running, skiing, cycling, rock climbing, kayaking and other outdoor sports. Backcountry's snowboarding-specific site, DogFunk.com, sells technical and lifestyle apparel and gear from established brands and niche manufacturers. Backcountry's online outlet store, BackcountryOutlet.com, sells discounted clothing and gear from past seasons. Backcountry's one-deal-at-a-time sites, SteepandCheap.com, WhiskeyMilitia.com, Tramdock.com, Chainlove.com and BonkTown.com, feature a limited quantity of one highly discounted item at a time until such item sells out, at which time it is immediately replaced with a new item. SteepandCheap.com serves backcountry adventurers and outdoor enthusiasts. WhiskeyMilitia.com appeals to skateboarders, surfers, snowboarders and wakeboarders. Tramdock.com is for resort, park, pipe and big mountain freeride skiers. Chainlove.com is geared toward mountain bikers. BonkTown.com sells road bike gear.

        Backcountry's business is seasonal, with approximately 50% of its revenue earned in the fourth quarter. Backcountry stores and ships all inventory from its distribution centers, located in Salt Lake City, Utah. Staffing for the customer service center and warehouse is scalable, and Backcountry employs seasonal labor to react to higher volume during peak periods of the year.

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

        Bodybuilding.com's customers include gym goers, sport specific focused athletes such as football players, tri-athletes, weightlifters and bodybuilders, and the average man or woman wanting to improve his or her overall mental or physical wellbeing. Bodybuilding.com launched its primary web-site in 1999 and now boasts over 25,000 pages of free, editorial content with health and fitness advice attracting over one million annual customers and hosting the industry's largest forum with over 1.3 million members. Bodybuilding introduced the social network, BodySpace, one year ago and now has more than 240,000 members. Bodybuilding.com is one of the world's largest online suppliers with over 8,000 different items of nutritional supplements including muscle-builders, protein and fat-loss supplements that are commonly used in fitness training.

        Bodybuilding.com earns revenue primarily from the sale of nutritional supplements, gym clothing and accessories, and training and nutritional books and videos on its website. Bodybuilding.com's business is slightly seasonal with the first quarter of the year being its busiest as people start to implement their New Year's resolutions regarding improved health and fitness.

  BuySeasons, Inc.

        BuySeasons, Inc., a wholly-owned subsidiary that we acquired in August 2006, operates BuyCostumes.com and CelebrateExpress.com, on-line retailers of costumes, accessories and party supplies for a wide variety of celebration and costuming events. Celebrate Express was acquired by BuySeasons in 2008. BuySeasons earns revenue from the sale of its products to retail customers who order from its websites and, to a lesser degree, through its fulfillment sales to other retailers. BuySeasons has exclusive arrangements to purchase costumes and accessories that are only available from BuySeasons and works with manufacturers to design costumes and accessories for which BuySeasons has exclusive rights for a predetermined period of time. Additionally, BuySeasons has several exclusive license agreements for party supplies which are developed and manufactured by BuySeasons. These items are primarily distributed through the Celebrate Express brands. While over 75% of BuySeason's products are also available from other on-line and traditional brick-and-mortar retailers, BuySeasons believes that no other single retailer offers the range of costume and party accessories that BuySeasons offers to its customers. BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on three suppliers for approximately 35% of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact BuySeasons.

        BuySeasons believes that it has a competitive advantage due to the combination of a large assortment of on-line products, value pricing and a high level of customer service. BuySeason's business is highly seasonal with over 70% of its revenue earned in September and October leading up to Halloween. With the acquisition of Celebrate Express, BuySeasons expects the seasonality to be decreased due to a significantly higher birthday business which is less seasonal. BuySeasons maintains a customer service center at its corporate headquarters, and customer service representatives are available 18 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable, and BuySeasons employs seasonal labor to react to higher volume during the peak Halloween season.

  Liberty Sports Holdings, LLC

        As part of the exchange transaction with News Corporation in February 2008, we acquired interests in three regional sports networks, or RSNs: Fox Sports Net Rocky Mountain, LLC, Fox Sports Net Northwest, LLC and Fox Sports Net Pittsburgh, LLC. We sometimes refer to our three RSNs as Liberty Sports Group. Each RSN is currently affiliated with Fox Sports Net, Inc., a subsidiary of News Corporation, and receives "back drop" national programming from Fox Sports such as The Best Damn Sports Show Period and Chris Myers Interviews. The RSNs will continue to receive national programming from Fox Sports under agreements which last through 2011.

        Each RSN operates a regional video programming network devoted to local professional sports teams and college sporting events, and produces its own local programming, employing or hiring the necessary on-air talent and technical personnel to produce and uplink game telecasts. Local programming is supplemented with the national "back drop" programming of Fox Sports. Each RSN is party to regional professional team rights agreements that provide for exclusive regional distribution of the various games under agreements which last through 2012 to 2020.

        FSN Rocky Mountain reaches approximately 2.6 million subscribers in Colorado, Utah, Wyoming, Montana, southern Idaho, western Nebraska, western Kansas and northeastern Nevada. It has regional rights to the Colorado Rockies and Utah Jazz, to sporting events at the University of Colorado, Colorado State and the University of Denver and to Big 12 Conference football and women's basketball.

        FSN Northwest reaches approximately 3.3 million subscribers in Washington, Oregon, Idaho, Montana, Alaska, parts of Wyoming and parts of northern Nevada. Its programming includes the Seattle Mariners, the University of Washington, Washington State University, Oregon State University and Gonzaga University and other PAC-10 Conference football and basketball.

        FSN Pittsburgh reaches approximately 2.3 million subscribers in Pennsylvania, West Virginia, Ohio, and western Maryland. Its programming includes the Pittsburgh Pirates, Pittsburgh Penguins, collegiate games of the University of Pittsburgh and West Virginia University and various local programming.

        The RSNs derive revenue from fees paid by cable and DTH operators pursuant to affiliation agreements entered into with the RSNs and the sale of advertising time to local and national advertisers. The RSNs' affiliation agreements expire between now and 2011. For the year ended December 31, 2008, each of FSN Rocky Mountain and FSN Northwest derived more than 10% of its total revenue from affiliation agreements with each of Comcast, DIRECTV and DISH Network, and FSN Pittsburgh derived more than 10% of its revenue from its affiliation agreement with Comcast.

  FUN Technologies, Inc.

        FUN Technologies, Inc., a wholly-owned subsidiary, develops and distributes online skill, casual and fantasy sports games. FUN's Games division operates a skill game offering, which includes pay-for-play, person-to-person and tournament-based interactive skill and free games. FUN's Fantasy Sports division develops and provides fantasy sports services, which include fantasy sports games, editorial content and games provided to third parties under private-label distribution arrangements.

        FUN's Games division offers a range of free and tournament games of skill through its own websites, including WorldWinner.com and Teagames.com, and through its distribution partners. Skill games are games in which a participant pays an entry fee to compete in tournaments against other participants for a prize, and in which the winner is determined based on the skill of the competitor rather than on random elements of chance. FUN offers versions of common casual games such as Bejeweled® 2, branded content such as Scrabble® Cubes as well as internally developed games. FUN also provides co-branded tournament platforms to large interactive entertainment groups, including AOL, EA Pogo, MyPoints, MSN and GSN. FUN's Games division generates revenue through fees charged for hosting online tournaments and digital advertising sales.

        FUN's Fantasy Sports division develops, operates and licenses fantasy sports games, fantasy sports league-hosting software and fantasy sports content delivered via broadband. Through FUN's own websites, including Fanball.com, CDMSports.com, RotoTimes.com, and Fantasycup.com, FUN Fantasy Sports operates over 50 salary-cap and draft-style fantasy games for football, baseball, basketball, hockey, golf and auto racing enthusiasts and has private-label game distribution agreements with Comcast, Speed Channel, The Golf Channel and NBC/Rotoworld, among others. FUN Fantasy Sports also has content distribution agreements with Comcast, Fox Sports, AOL, SI.com, and The Golf Channel, among others. FUN's Fantasy Sports division derives revenue through fees collected from participants in online fantasy sports contests, licensing of premium content, advertising and the design and operation of fantasy sports websites for third parties.

  PicksPal, Inc.

        PicksPal is a 73% owned subsidiary that provides free online games, information and entertainment for sports fans. PicksPal operates PicksPal.com, a website created as a virtual gathering place for sports fans that focuses on major national sports. PicksPal.com uses elements of social networking to create a competitive outlet for sports fans and their friends. PicksPal also operates three interactive regional sports portals similar to PicksPal.com for Liberty Sports Holdings (nw.fsninsider.com, rm.fsninsider.com and pitt.fsninsider.com). PicksPal's revenue comes from advertising and sponsorship on its websites and the development and operation of sports websites for third parties.

  Atlanta National League Baseball Club, Inc.

        Atlanta National League Baseball Club, Inc., or ANLBC, is a wholly owned subsidiary that we acquired in May 2007. It owns and operates the Atlanta Braves Major League Baseball franchise. The Atlanta Braves have been one of the most successful Major League baseball clubs over the past 18 years, with 14 divisional titles, five National League pennants and one World Series win during that time. Turner Field, which is leased from the City of Atlanta and Fulton County Recreation Authority, is the home stadium of the Atlanta Braves. Turner Field is located just outside the downtown area of Atlanta and offers a range of activities and eateries for fans, from interactive gaming and cartoon characters to social gathering places such as the Braves Chop House.

        ANLBC derives revenue from the sale of tickets for games played at Turner Field, as well as from game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games.

ANLBC has long-term local broadcasting agreements with Turner Broadcast System, Turner Regional Entertainment Network, Inc., Sportsouth Network, Ltd. and Clear Channel, and through Major League Baseball ("MLB"), has entered into national broadcasting agreements with ESPN, Turner Broadcasting System, Inc. and Fox Sports.

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

  TruePosition, Inc.

        TruePosition, Inc. is a wholly owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. AT&T (formerly Cingular Wireless) began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers are deploying TruePosition's technology and using the technology for E-911. In addition, as of December 31, 2008, five smaller wireless carriers had deployed or are deploying TruePosition's technology.

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

        TruePosition has begun to invest in the development of new location-based services and technologies through its subsidiaries Zoombak, Useful Networks and EmFinders. Zoombak has

developed and started selling GPS car, pet and universal locator devices and services. Useful Networks develops and markets mobile location technology products to end users via the Internet and mobile carriers. Useful Networks powers cross-carrier location aggregation for both wireless carriers and content providers. EmFinders develops and markets accurate, affordable and rapidly deployable location technology devices used to locate lost individuals and high value assets.

  Leisure Arts, Inc.

        Leisure Arts, Inc., a wholly-owned subsidiary that we acquired in May 2007, is a producer and distributor of lifestyle and instructional publications and crafting accessories. It publishes and markets how-to books, leaflets, DVDs, webcasts and online e-newsletters on topics such as cross stitching, knitting, crochet, quilting, scrapbooking, paper crafting and other crafts, decorative painting, other needlework, sewing and holiday decorating. From its 150,000 square foot distribution center located in Little Rock, Arkansas, Leisure Arts ships both its own publications as well as those of other publishers of how-to books and other media. Leisure Arts publications are sold in craft and fabric chain stores, discounters and general merchandise chain stores as well as in bookstores and home and garden stores. Sales are also derived from consumers visiting Leisure Arts' websites including LeisureArts.com, The LeisureBoutique.com, TwoPeasInABucket.com and LeisureArtsLibrary.com. Leisure Arts derives revenue primarily from the sale of its publications and products. For the year ended December 31, 2008, Leisure Arts derived more than 67% of its revenue from three customers, each of which generated more than 10% of Leisure Arts' revenue.

  WFRV and WJMN Television Station, Inc.

        WFRV and WJMN Television Station, Inc., or WFRV TV Station, a wholly-owned subsidiary that we acquired in April 2007, operates two full power television stations: WFRV-TV, in Green Bay, Wisconsin, and WJMN-TV, in Escanaba, Michigan. WFRV TV Station has entered into an affiliation agreement with CBS Broadcasting Inc., which allows both stations to broadcast program offerings of the CBS Television Network in return for a fee and for each station's commitment to air CBS programming at specific times. This agreement expires in 2014. Both stations also license programs from various producers and distributors and produce their own news and broadcast public affairs, sports and other programming to serve their local markets. WFRV TV Station has the right to broadcast certain Green Bay Packers' preseason games and related programming under an agreement with Green Bay Packers Inc. which expires in 2012.

        WFRV TV Station generates most of its revenue by the sale of local and national advertising time during the stations' over the air broadcasts and on the stations' websites.

  The DIRECTV Group, Inc.

        The DIRECTV Group, Inc. is a leading provider of digital television entertainment in the United States and Latin America. Its two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2008, DIRECTV U.S. had over 17.6 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through DIRECTV's wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; its 74% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and its 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of December 31, 2008, PanAmericana had approximately 2.0 million subscribers, Sky Brazil had approximately 1.6 million subscribers and Sky Mexico had approximately 1.8 million subscribers.

        DIRECTV U.S.    DIRECTV U.S. provides over 17.6 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that it transmits directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        DIRECTV believes it provides one of the most extensive collections of programming available in the MVPD industry. DIRECTV currently distributes more than 2,000 digital video and audio channels, including about 200 basic entertainment and music channels, 40 premium movie channels, over 50 regional and specialty sports networks, over 125 Spanish and other foreign language special interest channels, over 31 pay-per-view movie and event choices, and about 130 national high definition, or HD, television channels. Although it distributes over 1,500 local channels—over 500 in high-definition—a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2008, DIRECTV provided local channel coverage in standard definition to approximately 150 markets, covering about 95% of U.S. television households. In addition, DIRECTV provided HD local channels in 119 markets representing approximately 89% of U.S. TV households. With the expected launch of an additional satellite in 2009, DIRECTV expects to extend its advantage of having the most HD channels in the industry.

        DIRECTV also provides premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under its contract with the NFL, DIRECTV has exclusive rights to provide this service through the 2010 season, including rights to provide related HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either DIRECTV, its national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of a lease program on March 1, 2006.

        The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting DIRECTV and subscribing to one of its programming packages.

        DIRECTV LATIN AMERICA    DTVLA is the leading provider of DTH digital television services throughout Latin America and the Caribbean, which includes Puerto Rico. DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV and SKY brands. DTVLA provides services in PanAmericana and Brazil from leased transponders on two satellites. In January 2008, DIRECTV successfully transferred the broadcast of its Sky Brazil service to leased transponders on a new satellite, as the prior satellite was nearing the end of its useful life. Sky Mexico provides its services from leased transponders on a separate satellite. Currently, none of these satellites has a backup, although DIRECTV recently completed negotiations for the construction and launch of a backup satellite that would serve Brazil and Mexico. It is scheduled for launch in late 2009.

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

  Expedia, Inc.

        Expedia, Inc. is among the world's leading travel services companies, making travel products and services available to leisure and corporate travelers in the United States and abroad through a diversified portfolio of brands, including Expedia.com, Hotels.com, Hotwire.com, Egencia, Classic Vacations and TripAdvisor and a range of other domestic and international brands and businesses. Expedia's various brands and businesses target the needs of different consumers, including those who are focused exclusively on price and those who are focused on the breadth of product selection and quality of services. Expedia has created an easily accessible global travel marketplace, allowing customers to research, plan and book travel products and services from travel suppliers and allows these travel suppliers to efficiently reach and provide their products and services to Expedia customers. Through its diversified portfolio of domestic and international brands and businesses, Expedia makes available, on a stand-alone and package basis, travel products and services provided by numerous airlines, lodging properties, car rental companies, cruise lines and destination service providers, such as attractions and tours. Using a portfolio approach for Expedia's brands and businesses allows it to target a broad range of customers looking for different value propositions. Expedia reaches many customers in several countries and multiple continents through its various brands and businesses, typically customizing international points of sale to reflect local language, currency, customs, traveler behavior and preferences and local hotel markets, all of which may vary from country to country.

        Expedia generates revenue by reserving travel services as the merchant of record and reselling these services to customers at a profit. Expedia also generates revenue by passing reservations booked by its customers to the relevant services for a fee or commission and from advertising on its websites.

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

  IAC/InterActiveCorp

        IAC is a leading internet company with more than 35 fast-growing, highly-related brands serving loyal consumer audiences. The core of IAC relates to the way its brands interact to create a better experience for its customers. It also references the interaction that takes place between consumers and their computers and mobile phones with the advent of the Internet. IAC was founded on the idea that this kind of "interactivity" would transform the way consumers access and use products and services, creating new markets and ways of doing business never before imagined. IAC's Internet sites include ask.com, citysearch, evite, match.com and servicemagic.

        On August 21, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC;

  •
  HSN, Inc.;

  •
  Ticketmaster Entertainment, Inc.;

  •
  Interval Leisure Group, Inc.; and

  •
  Tree.com, Inc.

        As of January 30, 2009, we indirectly own an approximate 27% equity interest and a 60% voting interest in IAC. Pursuant to certain governance arrangements between Mr. Barry Diller, Chairman of the Board and CEO of IAC, and our company, Mr. Diller votes our shares of IAC, subject to certain limitations, and we have the right to appoint and have appointed two of the 12 members of IAC's board of directors.

  HSN, Inc.

        HSN became a public company in August 2008 in connection with the separation of IAC into five separate companies. HSN is an interactive lifestyle network and retail destination, offering a curated assortment of exclusive products combined with top brand names. HSN incorporates experts, entertainment, inspiration, solutions, tips and ideas to provide an entirely unique shopping experience for its customers. On HSN and hsn.com, customers will find exceptional selections in Health & Beauty (e.g. M. Asam, Carol's Daughter, Clarins, Eyes by Design, HoMedics, Andrew Lessman, Tony Little, Ken Paves, Perlier, Sephora, ybf Cosmetics); Jewelry (e.g. Heidi Daus, Myrka Dellanos, R.J. Graziano, IMAN Global Chic, MichaeLisa, Noir, Amedeo Scognamilio, Tori Spelling); Home/Lifestyle (e.g. Nate Berkus, Bissell, Colin Cowie, Dyson, Todd English, GreenPan with Thermolon, Emeril Lagasse, Joy Mangano, MoMA Design Store, Wolfgang Puck, John Robshaw); Fashion/Accessories (e.g. Loulou de la Falaise, Carlos Falchi, Patricia Field, Diane Gilman, Tina Knowles, Adrienne Landau, Debbie Shuchat, Sharif, Heidi Weisel); and Electronics (e.g. Canon, Gateway, GE, HP, JVC, Kodak, LG, Samsung).

        As of December 31, 2008, we own approximately 30% of the outstanding common stock of HSN. We have entered into an agreement with HSN pursuant to which, among other things, we have the right to appoint 20% of the members of HSN's board of directors. We have appointed 2 of the current 9 board members.

  Interval Leisure Group, Inc.

        Interval Leisure Group is another of the companies spun off by IAC in August 2008. Interval Leisure Group is a leading global provider of membership and leisure services to the vacation industry. Its principal business, Interval, has offered its resort developer clients and consumer members high-quality programs and services for more than 30 years. Its approximately two million member families have access to a comprehensive package of year-round benefits, including the opportunity to trade the use of their shared ownership vacation time for comparable accommodations within the network's more than 2,400 resorts in over 75 countries. Interval Leisure Group's other business segment is ResortQuest Hawaii, which provides vacation rental and property management services for more than 4,500 units throughout the Hawaiian islands. Interval Leisure Group is headquartered in Miami, Florida, and operates through 27 offices in 16 countries.

        As of December 31, 2008, we own approximately 30% of the outstanding common stock of Interval Leisure Group. We have entered into an agreement with Interval Leisure Group pursuant to which, among other things, we have the right to appoint 20% of the members of Interval Leisure Group's board of directors. We have appointed 2 of the current 9 board members.

  Ticketmaster Entertainment, Inc.

        Ticketmaster Entertainment is also one of the companies spun off by IAC in August 2008. Ticketmaster Entertainment consists of Ticketmaster and Front Line Management Group. As one of the world's leading live entertainment ticketing and marketing company, Ticketmaster connects the world to live entertainment. Ticketmaster operates in 20 global markets, providing ticket sales, ticket resale services, marketing and distribution through http://www.ticketmaster.com, one of the largest e-commerce sites on the Internet; approximately 6,700 retail outlets; and 19 worldwide call centers.

Established in 1976, Ticketmaster serves more than 10,000 clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums, and theaters. In 2007, the company sold more than 141 million tickets valued at over $8.3 billion on behalf of its clients. Ticketmaster Entertainment acquired a controlling interest in Front Line Management Group in October 2008. Founded by Irving Azoff and Howard Kaufman in 2004, Front Line is a leading artist management company, with nearly 200 clients and more than 80 executive managers. Front Line represents a wide range of major artists, including the Eagles, Jimmy Buffett, Neil Diamond, Van Halen, Fleetwood Mac, Christina Aguilera, Stevie Nicks, Aerosmith, Steely Dan, Chicago, Journey, and Guns N' Roses. Ticketmaster Entertainment, Inc. is headquartered in West Hollywood, California.

        As of December 31, 2008, we own approximately 30% of the outstanding common stock of Ticketmaster. We have entered into an agreement with Ticketmaster pursuant to which, among other things, we have the right to appoint 20% of the members of Ticketmaster's board of directors. We have appointed 3 of the current 13 board members.

  Tree.com, Inc.

        Tree.com was also spun off by IAC in August 2008. Tree.com, Inc. is the parent of several brands and businesses in the financial services and real estate industries including LendingTree, LendingTree Loans(sm), GetSmart.com, HomeLoanCenter.com, RealEstate.com, iNest.com, and RealEstate.com, REALTORS(r). Together, they serve as an ally for consumers who are looking to comparison shop loans, real estate and other financial products from multiple businesses and professionals who compete for their business. Tree.com, Inc. is headquartered in Charlotte, North Carolina and maintains operations solely in the United States.

        As of December 31, 2008, we own approximately 30% of the outstanding common stock of Tree.com. We have entered into an agreement with Tree.com pursuant to which, among other things, we have the right to appoint 20% of the members of Tree.com's board of directors. We have not yet exercised this right.

  GSN, LLC

        Game Show Network, LLC owns and operates the GSN television network. With approximately 68 million Nielsen subscribers as of December 31, 2008, GSN is a basic cable network dedicated to game-related programming and online casual games. GSN offers 24-hours per day of original and acquired programming, featuring game shows and game-related programs, including live and pre-produced participatory programs in which viewers can win prizes by playing along at home. GSN.com is an ad-supported website featuring many of the most popular casual games, online versions of game shows and the free and skill games offered by FUN's games division.

        GSN's revenue is primarily derived from the delivery of its programming to subscribers under long-term affiliation agreements with cable systems, direct broadcast satellite systems and Telco video providers and from the sale of advertising on its network. GSN's affiliation agreements provide for payments based on the number of subscribers that receive GSN's services and expire between now and 2012. While they continue to distribute GSN to subscribers, GSN is currently out of contract with DIRECTV and Cablevision, distributors that account for approximately 25% and 5%, respectively, of GSN's current subscriber base. GSN is in negotiations for the renewal of the DIRECTV and Cablevision contracts.

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

  WildBlue Communications, Inc.

        WildBlue Communications, Inc. delivers two-way broadband Internet access via satellite to homes and small businesses in rural markets underserved by terrestrial broadband alternatives. WildBlue provides coverage across the continental United States in the Ka spectrum band using a 26-inch outdoor unit and satellite modem. WildBlue has a prepaid license for Ka-band capacity on Anik F2, which was launched in July 2004. WildBlue owns outright its second satellite, WildBlue-1, which was launched in December 2006. Both of WildBlue's satellites are geo stationary satellites. The expected life of Anik F2 and WildBlue-1 is approximately 15 years and 12 years, respectively.

        WildBlue launched its retail and wholesale service offerings in mid-2005. Its primary revenue is generated through subscription fees for its Internet access services as well as fees for equipment leasing. At December 31, 2008, WildBlue had approximately 370,000 subscribers. WildBlue also has exclusive wholesale broadband distribution relationships with DIRECTV, Dish Network and the National Rural Telephone Cooperative and has marketing relationships with Qwest Communications and AT&T. WildBlue also sells its products and services through retail channels consisting of web-based, direct mail, inbound telesales and a national dealer network.

        We own an approximate 37% equity interest in WildBlue and have made loans to WildBlue aggregating $223 million, including accrued interest.

Regulatory Matters

  Programming and Interactive Television Services

        In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, and continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

        Regulation of Program Licensing.    The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines that the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. Although we no longer own Liberty Cablevision of Puerto Rico Ltd. ("LCPR"), FCC rules continue to attribute an ownership interest in LCPR to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. As explained below in "DBS Regulation," we are also subject to the program access rules as a condition of FCC approval of our transaction with News Corporation in 2008. In 2007, the FCC extended the prohibition on exclusive programming contracts until 2012 and amended the program access complaint rules. The FCC also has initiated a rulemaking proceeding to consider additional revisions to its program access rules, including, among others, changes in the complaint procedures, restrictions on the bundling of programming services to distributors and the extension of the rules to terrestrially-delivered programming.

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

        Regulation of Ownership.    The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. After conducting a further rulemaking regarding this ownership limitation, in 2007, the FCC again adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide.

        Regulation of Carriage of Broadcast Stations.    The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming services in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals, including rules clarifying that a digital-only television station can assert a right to analog or digital carriage on a cable system. In

2005, the FCC denied mandatory dual carriage of a television station's analog and digital signals during the digital television transition and also denied mandatory carriage of all of a television station's digital signals, other than its "primary" signal. Television station owners continue to seek reconsideration of the FCC's decision and may seek judicial review or legislative change of the FCC's decision. In 2007, the FCC adopted an order addressing cable operators' obligations to ensure that local broadcasters' primary video and program-related material are viewable by all subscribers following completion of the digital transition. The FCC's order allows cable operators to comply with the viewability requirements by carrying a broadcaster's digital signal in either analog format or digital format, provided that all subscribers have the necessary equipment to view the broadcast content. The viewability requirements extend to February 2012, and during 2011, the FCC will review the requirements based upon the state of technology and the marketplace.

        Closed Captioning and Video Description Regulation.    The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning over an eight to ten year phase-in period, which began in 2000, with only limited exemptions. As a result, the programming companies in which we have interests may incur additional costs for closed captioning.

        A-La-Carte Proceeding.    In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "à-la-carte," i.e. on an individual or small tier basis. The Media Bureau released a report in 2004, which concluded that à-la-carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. In 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that à-la-carte sales could be in the best interests of consumers. Although the FCC's authority to mandate à-la-carte sales has been questioned, its endorsement of the concept could encourage Congress to consider proposals to mandate à-la-carte sales or otherwise seek to impose greater regulatory controls on how programming is sold by MVPDs. The programming companies whose services are distributed in tiers or packages of programming services would experience decreased distribution if à-la-carte carriage were mandated.

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

        In 2007, the FCC released a new table of allotments which provides television stations in the United States with final digital television ("DTV") channel assignments following completion of the DTV transition on June 12, 2009. All full power television stations must cease transmission of analog signals by such date. On December 31, 2007, the FCC released a report and order adopting final rules governing the DTV transition.

        The FCC regulates many aspects of broadcast station operations. For example, legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children age 12 and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required, among other things, to broadcast a minimum of three hours per week of programming, which must serve, as a "significant purpose," the educational and informational needs of children age 16 and younger. The FCC continues to enforce its regulations regarding political advertising, environmental matters, equal employment opportunity, indecency, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast programming. FCC regulations also govern network affiliation agreements. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or license revocation.

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

        Satellites and Uplink.    In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to MVPDs. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

  Internet Services

        The Internet businesses in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations. Certain of our subsidiaries engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. Goods sold over the Internet also must comply with traditional regulatory requirements, such as the Federal Trade Commission requirements regarding truthful and accurate claims. In 2007, Congress enacted legislation extending the moratorium on state and local taxes on Internet access and commerce until 2014.

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

  DBS Regulation

        On February 26, 2008, the FCC released its Memorandum Opinion and Order ("FCC Order") approving the Consolidated Application for Authority to Transfer Control of The DIRECTV Group, Inc. from News Corporation to our company. FCC approval was required to conclude the exchange transaction with News Corporation discussed above. The FCC determined that we acquired, under applicable FCC regulations, a de facto controlling interest in DIRECTV, the parent company of DIRECTV Holdings LLC ("DIRECTV U.S."). The FCC Order made its approval subject to certain conditions modeled on similar conditions imposed in 2003 when the FCC approved the transfer of control of DIRECTV to News Corporation, including program access and non-discrimination, program carriage, RSN arbitration and retransmission consent arbitration conditions. In addition, the FCC required that, within one year of the date of adoption of the FCC Order, all of the attributable interests connecting the separate operations in Puerto Rico of DIRECTV and of a subsidiary of Liberty Global, Inc., an independent publicly traded company, must be severed through divestiture or by otherwise making the interests non-attributable, in accordance with applicable FCC regulations, at which point the companies must certify that they have complied with this condition or filed applications necessary to achieve compliance. In order to comply with the FCC Order, effective February 25, 2009, DIRECTV placed shares of DIRECTV Puerto Rico into a Trust and appointed a Trustee who is required to oversee the management and operation of DIRECTV Puerto Rico.

        DIRECTV U.S. is the largest provider of DBS service in the United States. DBS operators are subject to extensive FCC regulation, including: (1) licensing of DBS satellites, earth stations and ancillary communications authorizations; (2) assignment of frequencies and orbital slots, relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite; (3) compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites; and (4) avoidance of interference with the operations of other entities that use the radio spectrum.

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

  Proposed Changes in Regulation

        The regulation of programming services, cable television systems, DBS providers, broadcast television licensees and Internet services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Competition

        Our businesses that engage in video and on-line commerce compete with traditional offline and online retailers ranging from large department stores to specialty shops, other electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. In addition, QVC and HSN compete for access to customers and audience share with other conventional forms of entertainment and content. Provide Commerce competes with online floral providers such as 1-800-FLOWERS and Hallmark Flowers and floral wire services such as FTD and Teleflora. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, freshness, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.

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

        Starz Media faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. Because of the importance of the domestic theatrical market in determining revenue from other sources, the primary competition for Starz Media's theatrical films and its other filmed products comes from both animated and live-action films that are targeted at similar audiences and released into the domestic theatrical market at approximately the same time as Starz Media's films. In addition to competing for box office receipts, Starz Media competes with other film studios over optimal release dates and the number of motion picture screens on which movies are exhibited. Anchor Bay competes with the home video/DVD distribution divisions of major theatrical production studios, as well as with several other independent home video/DVD distribution companies.

Employees

        As of December 31, 2008, we had 75 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 22,000 full and part-time employees. We believe that our employee relations are good.

  (d)
  Financial Information About Geographic Areas

        For financial information related to the geographic areas in which we do business, see note 20 to our consolidated financial statements found in Part II of this report.

  (e)
  Available Information

        All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on LMC's Internet website free of charge generally within 24 hours after we file such material with the SEC. LMC's website address is www.libertymedia.com.

        The information contained on LMC's website is not incorporated by reference herein.

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

        We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us.    We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake). Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken.

        The liquidity and value of our interests in our business affiliates may be affected by market conditions beyond our control that could cause us to record losses for declines in the market value of our available for sale securities.    Included among our assets are equity interests in one or more publicly-traded companies which are accounted for as available for sale securities. The value of these interests may be affected by economic and market conditions that are beyond our control. We record the majority of our available for sale securities at fair value and any changes in fair value are reflected in our consolidated financial statements as realized gains or losses. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

        A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.    As of December 31, 2008, we had $5.7 billion principal amount of publicly-traded debt outstanding. In addition, we have $1,375 million of bank debt that is held above the operating subsidiary level. Our ability to meet our financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Some of our subsidiaries are subject to loan agreements that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. We do not generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. In this regard, we will not have sufficient voting control over most of our business affiliates to cause those companies to pay dividends or make other payments or advances to their partners or stockholders, including our company.

        Certain of our subsidiaries and business affiliates depend on a limited number of potential customers for carriage of their programming.    The cable television industry has been undergoing a period of consolidation, and there are only a limited number of direct-to-home satellite distribution companies. As a result, the number of potential buyers of the programming services offered by our subsidiaries and business affiliates is limited and possibly decreasing. In this more concentrated market, there can be no assurance that our owned and affiliated program suppliers will be able to obtain or maintain carriage of their programming services by distributors on commercially reasonable terms or at all.

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

        Adverse events or trends in the industries in which our subsidiaries and business operate could harm our company.    In general, our subsidiaries and business affiliates are sensitive to trends and events that are outside their control. For example, adverse trends or events, such as general economic or market downturns, decreases in consumer spending and natural or other disasters, among other adverse events and trends, could have a significantly negative impact on our company.

        Our subsidiaries and business affiliates are subject to risks of adverse government regulation.    Programming services, cable television systems, the Internet, telephony services, direct-to-home satellite services and satellite carriers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to certain of our subsidiaries' and business affiliates' products and services sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by those subsidiaries and business affiliates, which could have a material adverse effect on their business. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and wireline and wireless cable communications, satellite and telephony services and the Internet. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses and assets will not be adversely affected by future legislation, new regulation or deregulation.

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

        The success of certain of our subsidiaries and business affiliates depends on audience acceptance of its programs and programming services which is difficult to predict.    Entertainment content production and premium subscription television program services are inherently risky businesses because the revenue derived from the production and distribution of a cable program and the exhibition of theatrical feature films and other programming depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a cable program or premium subscription television service depends upon the quality and acceptance of other competing programs and films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television program services are important factors when cable television and direct-to-home (DTH) satellite providers negotiate affiliation agreements and, in the case of ad-supported programming, when advertising rates are negotiated. Consequently, low public acceptance of cable programs and premium subscription television program services offered by our subsidiaries and business affiliates will have an adverse effect on our results of operations.

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

        Weakening economic conditions may reduce consumer demand for our products and services.    The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect our revenue including lagging retail sales and potential downgrades or disconnects by satellite subscribers. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

        Disruptions in the worldwide credit and equity markets have increased the risk of default by the counterparties to our financial instruments and cash investments.    Disruptions in the credit and equity markets have impacted the creditworthiness of certain financial institutions. Although we seek to manage the credit risks associated with our financial instruments and cash investments, we are exposed to an increased risk that our counterparties may default on their obligations to us. At December 31, 2008, our total assets included derivatives with a fair value of $2,485 million and short-term marketable securities of $104 million. Were one or more of our counterparties to fail or otherwise be unable to meet its obligations to us, our financial condition could be adversely affected.

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

        QVC depends on the cable and satellite distributors that carry its network, and no assurance can be given that QVC will be able to renew its affiliation agreements on favorable terms or at all.    QVC currently distributes its programming through affiliation agreements with many local and national cable and satellite providers, including Comcast, Time Warner, DIRECTV and DISH Network. Affiliation agreements expire from time to time and, in some cases, renewals are not agreed upon prior to the expiration of a given agreement while the television network continues to be carried by the relevant distributor without an effective agreement in place. Renewal and negotiation processes with distributors are typically lengthy, and QVC is currently seeking to negotiate a renewal with a large distributor regarding an agreement that is scheduled to expire in June 2009. QVC may be unable to obtain this renewal or renewals or new affiliation agreements with this or any other distributor to carry the QVC television network on acceptable terms, if at all.

        Consumer retail spending can decline significantly during periods of general economic uncertainty or during recessionary periods when disposable incomes decline.    The substantial downturn in the U.S. and global economies has caused a severe fall-off in retail sales. Retailers such as QVC are experiencing not only reduced sales, but also an increase in returned merchandise, which is materially adversely affecting their earnings. QVC began experiencing the effects of this downturn in 2008. No assurance can be given as to how much more retail sales will fall or how much longer this downturn will last.

        QVC's success depends in large part on its ability to recruit and retain key employees capable of executing its unique business model.    QVC has a business model that requires it to recruit and retain key employees with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We can not assure you that if QVC experiences turnover of its key employees, it will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

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

  Factors Relating to DIRECTV

        The risk factors described below relate to: the risks involved in our ownership of an interest in DIRECTV; and operational risks relating to DIRECTV. The operational risk factors have been reproduced from DIRECTV's Annual Report on Form 10-K for the year ended December 31, 2008.

        DIRECTV's business, financial condition or results of operations could be materially and adversely affected by the following:

        DIRECTV competes with other MVPDs, some of whom have greater resources than DIRECTV does and levels of competition are increasing.    DIRECTV competes in the MVPD industry against cable television, telephone communications and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than DIRECTV does.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Of the 128.6 million U.S. housing units, approximately 97.6 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to DIRECTV, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which DIRECTV competes;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having the ability to provide certain local and other programming, including HD programming, in geographic areas where DIRECTV does not currently provide local or local HD programming; and

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, data and telecommunications services in competition with DIRECTV's services.

        DIRECTV does not currently offer local channel coverage to markets covering approximately five percent of U.S. television households, which places DIRECTV at a competitive disadvantage in those markets. DIRECTV also has been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained its ability to compete for subscribers who wish to obtain such programming.

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether DIRECTV will be able to increase its satellite capacity, offer a significant level of new services in existing markets in which it competes or expand to additional markets as may be necessary to compete effectively. Some of these various telcos and broadband service providers also sell the DIRECTV service as part of a bundle with their voice and data services. A new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge and, in the case of the telcos currently selling the DIRECTV service, could result in such companies focusing less effort and resources selling the DIRECTV service or declining to sell it at all. DIRECTV may be unable to develop other distribution methods to make up for lost sales through the telcos.

        As a result of these and other factors, DIRECTV may not be able to continue to expand its subscriber base or compete effectively against cable television or other MVPD operators in the future.

        Emerging digital media competition could materially adversely affect DIRECTV.    DIRECTV's business is focused on television, and it faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than DIRECTV does. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect DIRECTV's revenue and earnings or otherwise disrupt its business. For example, Netflix, Inc. recently reported rapid subscriber growth in its core DVD offering and internet streaming through Microsoft's Xbox 360. If services such as these continue to grow rapidly and broadband is readily available, DIRECTV's customers could be less likely to buy pay per view movies and premium packages. If pay per view purchases decrease and DIRECTV's customers do not purchase as many premium packages, its revenue could become compressed which would have a material adverse effect on its earnings and financial performance.

        DIRECTV depends on others to produce programming and programming costs are increasing.    DIRECTV depends on third parties to provide it with programming services, including third parties who are DIRECTV's affiliates and third parties controlled by competitors. DIRECTV's ability to compete successfully will depend on its ability to continue to obtain desirable programming and deliver it to its subscribers at competitive prices. DIRECTV's programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. DIRECTV may not be able to renew these agreements on favorable terms, or at all, or these agreements may be cancelled prior to expiration of their original terms. If DIRECTV is unable to renew any of these agreements or the other parties cancel the agreements, DIRECTV may not be able to obtain substitute programming, or if it is able to obtain such substitute programming, it may not be comparable in quality or cost to DIRECTV's existing programming.

        In addition, many of DIRECTV's programming agreements are long term agreements and contain fixed annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge DIRECTV for programming, increasing its costs. DIRECTV expects this practice to continue. Increases in programming costs could cause DIRECTV to increase the rates that it charges its subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to DIRECTV's service. Furthermore, due to the economy and other factors, DIRECTV may be unable to pass programming cost increases on to its subscribers, which could have a material adverse effect on its earnings or cash flow.

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

        DIRECTV's subscriber acquisition costs could materially increase.    DIRECTV incurs costs relating to subscribers acquired by DIRECTV and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, DIRECTV provides installation incentives to its retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, DIRECTV pays commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. DIRECTV's subscriber acquisition costs may materially increase to the extent DIRECTV continues or expands current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact DIRECTV's earnings and could materially adversely affect its financial performance.

        Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect DIRECTV's financial performance.    Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including DIRECTV, as does the cost of upgrading and retaining subscribers. Any increase in DIRECTV's upgrade and retention costs for its existing subscribers may adversely affect its financial performance or cause DIRECTV to increase its subscription rates, which could increase churn. Churn may also increase due to factors beyond DIRECTV's control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on DIRECTV's cost or service quality or that could result in higher prices for its subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on DIRECTV's earnings and financial performance.

        Results are impacted by the effect of, and changes in, United States and Latin America economic conditions and weakening economic conditions may reduce subscriber spending and DIRECTV's rate of growth of subscriber additions and may increase subscriber churn.    DIRECTV's business may be affected

by factors in the United States and other countries in which it operates that are beyond its control, such as downturns in economic activity in a specific country or region, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact DIRECTV's business. A substantial portion of DIRECTV's revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. DIRECTV's market share in multiple dwelling units such as apartment buildings is lower than that of many of its competitors. If unemployment and foreclosures of single family residences increase, DIRECTV's earnings and financial performance will be negatively affected more than those of its competitors. In addition, if DIRECTV's customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from DIRECTV. Due to the economic and competitive environment, DIRECTV may need to spend more to acquire and retain customers who in turn spend less on its services. If DIRECTV's average revenue per unit, or ARPU, decreases, DIRECTV's margins could become compressed as the long term value of a customer decreases. The weak economy may affect DIRECTV's net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate further, DIRECTV's subscriber growth could decline and its churn rate could increase which would have a material adverse effect on its earnings and financial performance.

        DTVLA is subject to various additional risks associated with doing business internationally, which include political instability, economic instability, and foreign currency exchange rate volatility.    All of DTVLA's operating companies are located outside the continental United States. DTVLA operates and has subscribers located throughout Latin America and the Caribbean Basin, which makes it vulnerable to risks of conducting business in foreign markets, including:

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

        In the past, the countries that constitute some of DTVLA's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, caused by external and internal factors, and characterized by exchange rate instability, high inflation, high domestic interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability, including political violence. If these economic conditions recur, they could substantially reduce the purchasing power of the population in DIRECTV's markets and materially adversely affect its business.

        Because DTVLA offers premium pay television programming, its business is particularly vulnerable to economic downturns. DTVLA has experienced, and may in the future experience, decreases or instability in consumer demand for its programming, as well as subscriber credit problems. DTVLA's inability to adjust its business and operations to adequately address these issues could materially adversely affect its revenues and ability to sustain profitable operations.

        DIRECTV's ability to keep pace with technological developments is uncertain.    In the MVPD industry, changes occur rapidly as new technologies are developed, which could cause DIRECTV's services and products that deliver its services to become obsolete. DIRECTV may not be able to keep pace with technological developments. If the new technologies on which DIRECTV intends to focus its investments fail to achieve acceptance in the marketplace or its technology does not work and requires significant cost to replace or fix, DIRECTV could suffer a material adverse effect on its future competitive position, which could cause a reduction in its revenue and earnings. For example, DIRECTV's competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by DIRECTV or any of its strategic partners could become obsolete prior to its introduction.

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees is vigorous. We cannot assure you that DIRECTV will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for DIRECTV to remain competitive, particularly in the area of broadband services, DIRECTV may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that DIRECTV may not be able to control or influence. These relationships may commit DIRECTV to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for DIRECTV. Entities such as telcos are implementing and supporting digital video delivery over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telcos. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and are growing their businesses. DIRECTV may not be able to compete successfully with new entrants in the market for video services.

        DIRECTV's business relies on intellectual property, some of which is owned by third parties, and DIRECTV may inadvertently infringe patents and proprietary rights of others.    Many entities, including some of DIRECTV's competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that DIRECTV currently offers or may offer in the future. In general, if a court determines that one or more of DIRECTV's services or the products used to transmit or receive its services infringes on intellectual property owned by others, DIRECTV and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow DIRECTV or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect DIRECTV's competitive position.

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

        DIRECTV relies on key personnel.    DIRECTV believes that its future success will depend to a significant extent upon the performance of certain of its key executives. The loss of certain of DIRECTV's key executives could have a material adverse effect on its business, financial condition and results of operations.

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

        DIRECTV's satellites are subject to significant launch and operational risks.    Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. DIRECTV estimates the overall historical loss rate for all launches of commercial satellites in the last five years to be approximately 5%, but it may be higher. Any significant delays or failures in successfully launching and deploying DIRECTV's satellites could materially adversely affect its ability to generate revenue. While DIRECTV has traditionally purchased insurance covering the launch and, in limited cases, operation of its satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For its DIRECTV 12 satellite, scheduled for launch in the second half of 2009, DIRECTV expects to purchase launch insurance covering a portion of the satellite and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle. DIRECTV does not currently expect to purchase in-orbit insurance for the DIRECTV 12 satellite.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. DIRECTV works closely with its satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, no assurance can be made that DIRECTV will not experience anomalies in the future, nor can any assurance be made that its backup satellite capacity will be sufficient for its business purposes. Any single anomaly or series of anomalies could materially adversely affect DIRECTV's operations and revenue and its relationships with its subscribers, as well as its ability to attract new subscribers for its services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenue if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect DIRECTV's ability to insure its satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

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

        In the event of a failure or loss of any of its satellites, DIRECTV may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, DIRECTV's services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. DIRECTV is not insured for any resultant lost revenue. The use of backup satellite capacity for its programming may require DIRECTV to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of DIRECTV's satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. DIRECTV believes it has or will have in 2009, in-orbit satellite capacity to expeditiously recover transmission of most DIRECTV U.S. programming in the event one of its in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. DTVLA leases its satellites and may not have a readily available replacement in the event of a failure or loss of any of its satellites. Because DIRECTV currently has no back-up capacity in place for DTVLA, programming continuity in the countries in which DTVLA operates cannot be assured in the event of a single satellite loss.

        The cost of commercial insurance coverage on its satellites or the loss of a satellite that is not insured could materially adversely affect DIRECTV's earnings.    DIRECTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers all or a portion of the unamortized book value of covered satellites. Although the insurance does not compensate for business interruption or loss of future revenues or subscribers, DIRECTV relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure may have on its ability to provide service.

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of DIRECTV's satellites, even if insured, could have a material adverse effect on its financial condition and results of operations, its ability to comply with FCC regulatory obligations and its ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

        DIRECTV depends on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect DIRECTV.    DIRECTV purchases a substantial percentage of its programming from programmers that are affiliated with cable system operators. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

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

        Carriage requirements may negatively affect DIRECTV's ability to deliver local broadcast stations, as well as other aspects of its business.    The FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper DIRECTV's ability to retransmit distant network and superstation signals, reduce the number of its existing or future subscribers that can qualify for receipt of these signals, impose costs on DIRECTV in connection with the process of complying with the rules, or subject DIRECTV to fines, monetary damages or injunctions. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. Compliance with those FCC requirements may require costly upgrades to DIRECTV's broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain DIRECTV's ability to deliver such significantly viewed digital signals.

        DIRECTV has limited capacity, and the projected number of markets in which it can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. DIRECTV may not be able to comply with these must carry rules, or compliance may mean that it is not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has begun to consider an obligation for carriage of local digital broadcast transmissions after the digital television transition currently scheduled for June 12, 2009. If the FCC were to require DIRECTV to carry all local signals in HD format wherever it carries any local signals in HD format as of that date, DIRECTV would be unable to comply in many markets where it currently carries such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned for later this year.

        Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenue and would cause DIRECTV to incur incremental operating costs that do not result in subscriber acquisition.    The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access cards used in DIRECTV's conditional access system have been compromised in the past and could be compromised in the future.

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

        The ability to maintain FCC licenses and other regulatory approvals is critical to DIRECTV's business.    If DIRECTV does not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of its existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on it, DIRECTV's ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, DIRECTV's ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which DIRECTV currently operates. Other operators have filed similar requests. DIRECTV believes this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to its subscribers. DIRECTV may not be able to successfully coordinate our satellites to the extent it is required to do so, and any modifications DIRECTV makes in the course of coordination, or any inability to successfully coordinate, may materially adversely affect its ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

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

        In addition, many of DIRECTV's authorizations and pending applications will be subject to petitions and oppositions filed by several companies, and there can be no assurance that its authorizations will not be cancelled, revoked or modified or that its applications will not be denied. Moreover, the FCC recently adopted new rules for licensing satellites that may limit DIRECTV's ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that affects DIRECTV's business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on DIRECTV's business cannot be predicted.

        DIRECTV controls a substantial portion of interaction with its customers and it may not be as efficient or effective as its outsourced providers resulting in higher costs.    DIRECTV has a number of insourced call centers and recently insourced a substantial portion of its installation service providers to handle customer service calls, installations and repairs. DIRECTV may not be as efficient or effective as its outsourced providers resulting in higher costs. Also, there is a risk that its customer satisfaction could be impacted, which may lead to higher subscriber churn and an inability to attract new subscribers. In addition, DIRECTV's outsourced providers could encounter financial difficulties, which may disrupt DIRECTV's ability to make installation service calls or to provide a level of customer service it expects, and which also may lead to higher subscriber churn and an inability to attract new subscribers.

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

        DIRECTV has significant debt.    DIRECTV has significant amounts of debt. If it does not have sufficient income or other sources of cash, it could affect DIRECTV's ability to service debt and pay other obligations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties.

        We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

        QVC owns its corporate headquarters and operations center in West Chester, Pennsylvania. It also owns call centers in San Antonio, Texas, Port St. Lucie, Florida, Chesapeake, Virginia, Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. QVC owns a distribution center in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania, Suffolk, Virginia, Rocky Mount, North Carolina, Florence, South Carolina and Sakura-shi, Chiba, Japan. To supplement the facilities it owns, QVC also leases various facilities in the United States, the United Kingdom, Germany and Japan for retail outlet stores, office space, warehouse space and call center locations.

        Starz Entertainment owns its corporate headquarters in Englewood, Colorado. In addition, Starz Entertainment leases office space for its business affairs and sales staff at four locations around the United States.

        Starz Media leases space for its executive offices, distribution and sales operations, and production studio facilities in Burbank, California, Troy, Michigan, Beverly Hills, California and New York, New York. Starz Media also leases space for its international production and distribution operations in Toronto, Ontario, London, England and Melbourne and Sydney, Australia.

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

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Information

        As of December 31, 2008 and for the last two years, all of our membership interests are held by Liberty Media Corporation.

  Holders

        As of January 31, 2009, all of our membership interests are held by Liberty Media Corporation.

  Dividends

        We have not paid any cash distributions, and we have no present intention of so doing. Payment of cash distributions, if any, in the future will be determined by our sole member in light of our earnings, financial condition and other relevant considerations.

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

Overview

        We are a wholly-owned subsidiary of Liberty Media Corporation ("LMC"), and we own controlling and non-controlling interests in a broad range of video and on-line commerce, media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are QVC, Inc. and Starz Entertainment, LLC. QVC markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites. Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc. ("ANLBC"), Liberty Sports Holdings, LLC ("Liberty Sports Group"), Leisure Arts, Inc., TruePosition, Inc., BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"). Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates eight websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages two websites related to sports nutrition, body building and fitness. Starz Media is focused on developing, acquiring, producing and distributing live-action, computer-generated and traditional television animated productions for the home video, film, broadcast and direct-to-consumer markets. FUN operates websites that offer casual skill games and fantasy sports services. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs.

Liberty Sports Group is comprised of three regional sports television networks—FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates BuyCostumes.com and CelebrateExpress.com, online retailers of costumes, accessories, décor and party supplies. WFRV TV Station is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 54% ownership interest in The DIRECTV Group, Inc. and a 24% ownership interest in Expedia, Inc., which we account for as equity method investments, and we continue to maintain investments and related financial instruments in public companies such as Time Warner, IAC/InterActiveCorp ("IAC") and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

        During the fourth quarter of 2008, LMC's board of directors approved a plan to redeem a portion of the outstanding shares of Liberty Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary, Liberty Entertainment, Inc. ("LEI"), (the "Redemption"). The Redemption and resulting separation of LEI from LMC are referred to as the "Split Off."

        At the time of the Split Off, LEI will hold our interests in DIRECTV (and related collars and debt), Liberty Sports Group, FUN, PicksPal and GSN. In addition we will transfer up to $300 million in cash to LEI prior to the Split Off. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second quarter of 2009.

2008 Transactions

        On February 27, 2008, we completed a transaction with News Corporation (the "News Corporation Exchange") in which we exchanged all of our 512.6 million shares of News Corporation common stock valued at $10,143 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, three regional sports television networks that now comprise Liberty Sports Group and $463 million in cash. In addition, we incurred $21 million of acquisition costs. We recognized a pre-tax gain of $3,665 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

        In April 2008, we entered into an equity collar (the "DIRECTV Collar") for 110 million shares of DIRECTV common stock and a related credit facility (the "Collar Loan") against the present value of the put value of such collar. At the time of closing, we borrowed $1,977 million and used such proceeds to purchase 78.3 million shares of DIRECTV common stock.

2007 Transactions

        In addition to the sales of OPTV and AEG discussed under "Discontinued Operations" below, we have several other completed transactions in 2007. Among these are:

        On April 16, 2007, we completed an exchange transaction (the "CBS Exchange") with CBS Corporation pursuant to which we exchanged our 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that held WFRV TV Station and approximately $170 million in cash.

        On May 17, 2007, we completed an exchange transaction (the "Time Warner Exchange") with Time Warner Inc. in which we exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which held ANLBC, Leisure Arts and $984 million in cash.

        On June 22, 2007, we acquired 81.3% of the outstanding capital stock of Backcountry.com, Inc. for cash consideration of $120 million.

        On December 31, 2007, we acquired 82.9% of the outstanding equity of Bodybuilding.com, LLC for cash consideration of $116 million.

2006 Transactions

        In August 2006, we exchanged our cost investment in IDT Corporation for IDT's subsidiary IDT Entertainment, which is now known as Starz Media. Also in 2006, we acquired controlling interests in Provide, FUN and BuySeasons.

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

        Our consolidated financial statements and accompanying notes have been prepared to reflect OpenTV and AEG as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings (loss) and statements of cash flows and have been reported under the heading of discontinued operations in such consolidated financial statements.

Strategies and Challenges of Business Units

        QVC continued to face challenging business and economic conditions in 2008 that adversely impacted its revenue and Adjusted OIBDA. Domestically, revenue and operating cash flow were negatively impacted by general economic conditions. In the fall of 2008, QVC announced the restructuring of its management and support structure, its distribution infrastructure and its customer service operations. Such restructurings resulted in the elimination of certain jobs and the closing of certain facilities. Such steps were taken to improve efficiency and reduce operating costs. In 2009, QVC intends to freshen its product mix and programming to target underserved customer needs, enhance and optimize its website and capitalize on multi-channel and multi-media opportunities and continue to review cost control measures.

        QVC—US has identified certain product growth opportunities and will continue to pursue compelling brands, unique items, dynamic and relevant personalities to fuel a constant flow of fresh concepts and large scale programming events. The QVC—US store front, or sets, are being updated to provide a fresh, inviting look and feel to create customer interest as well as improved product demonstration capability. The enhanced website will provide improved product search and guided navigation, a second live counter programming show stream and the ability to create micro-sites. In an effort to reduce returns, QVC is placing additional focus on product quality including apparel fit issues. To enhance the customer experience, QVC-US is expanding its distribution capabilities to ship apparel, jewelry and accessories items ordered in one box which should also reduce shipping and handling costs.

QVC is continuing its efforts to reduce inventory levels and to limit extending credit when necessary to reduce bad debt expense.

        In 2008, QVC's international businesses showed mixed results as QVC-UK and QVC-Germany continued to face economic and execution challenges, while QVC-Japan showed promising improvement. Results in Germany were hurt by increased competition and a soft retail market, as well as QVC-Germany's over-reliance on certain categories of products. In an effort to reduce returns and increase contribution margins in 2009, QVC-Germany intends to diversify its programming and product mix and increase its focus on underperforming product categories by reducing airtime allocations for apparel and jewelry and increasing the mix of beauty and accessories. QVC-UK's 2008 results were hurt by deteriorating economic conditions, particularly in the fourth quarter. In an effort to reduce the impact of the current economic environment, QVC UK has increased the sales mix, selling times and frequency of the more successful product lines and implemented various cost saving initiatives. QVC-Japan successfully promoted and grew its product categories other than health and beauty in response to the Japanese government's heightened regulatory focus on health and beauty products and continues to adjust to its product lines, value perception and category mix to improve its performance.

        The key challenges facing both the U.S. and international markets are (1) macro-economic conditions, (2) maintaining favorable channel positioning as digital TV penetration increases, (3) increased competition from other home shopping and Internet retailers, (4) advancements in technology, such as video on demand and personal video recorders, which may alter TV viewing habits and (5) successful management transition.

        In 2008, Starz Entertainment took steps to differentiate itself from other premium subscription video services by launching a branding campaign, investing in, producing and airing original content on its Starz channel, increasing the number of high definition channel offerings and moving from a retail to wholesale model for its Internet products. Starz Entertainment intends to continue these initiatives in 2009. Another objective for Starz Entertainment in 2009 is to negotiate new long-term affiliation agreements with certain of its affiliates whose current agreements will expire this year.

        Starz Entertainment faces several key obstacles in its attempt to meet these goals, including: (1) cable operators' promotion of bundled service offerings rather than premium video services; (2) the impact on viewer habits of new technologies such as personal video recorders; (3) continued consolidation in the broadband and satellite distribution industries; (4) an increasing number of alternative movie and programming sources; and (5) loss of subscribers due to economic conditions.

Results of Operations

        To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

Consolidated Operating Results

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Revenue
QVC	$7,303	7,397	7,074
Starz Entertainment	1,111	1,066	1,033
Starz Media	321	254	86
Corporate and other	1,349	706	420

Consolidated Liberty	$10,084	9,423	8,613

Adjusted OIBDA
QVC	$1,502	1,652	1,656
Starz Entertainment	301	264	186
Starz Media	(189)	(143)	(24)
Corporate and other	(31)	(42)	(35)

Consolidated Liberty	$1,583	1,731	1,783

Operating Income (Loss)
QVC	$956	1,114	1,130
Starz Entertainment	(975)	210	163
Starz Media	(395)	(342)	(29)
Corporate and other	(332)	(242)	(243)

Consolidated Liberty	$(746)	740	1,021

        Revenue.    Our consolidated revenue increased 7.0% in 2008 and 9.4% in 2007, as compared to the corresponding prior year. The 2008 increase is due to a full year of operations for subsidiaries acquired in 2007 ($291 million increase) and 2008 acquisitions ($269 million), as well as increases for Starz Media and Starz Entertainment, partially offset by a decrease for QVC. The 2007 increase is due to a $323 million or 4.6% increase for QVC, our acquisition of Starz Media in August 2006 ($168 million increase), our acquisition of ANLBC in May 2007 ($159 million increase) and the combined impact of our 2006 and 2007 acquisitions of e-commerce businesses ($153 million increase). See Operating Results by Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

        In November 2006, TruePosition signed an amendment to its existing services contract with AT&T Corp. that requires TruePosition to develop and deliver additional software features. Because TruePosition does not have vendor specific objective evidence related to the value of these additional features, TruePosition is required to defer revenue recognition until all of the features have been delivered. TruePosition currently estimates that these features will be delivered in the third or fourth quarter of 2009. Accordingly, absent any further contractual changes, TruePosition will not recognize any significant revenue under this contract until 2010. TruePosition recognized approximately $105 million of revenue under this contract in 2006 prior to signing the amendment. TruePosition's services contract with its other major customer, T-Mobile, Inc., has a similar provision which prevents TruePosition from recognizing revenue. It should be noted that both AT&T and T-Mobile are paying currently for services they receive and that the aforementioned deferrals have normal gross profit margins included.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock compensation, separately disclosed litigation settlements and impairments of long-lived assets that are included in the measurement of operating income pursuant to generally accepted accounting principles ("GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 20 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings From Continuing Operations Before Income Taxes and Minority Interest.

        Consolidated Adjusted OIBDA decreased $148 million or 8.5% and $52 million or 2.9% in 2008 and 2007, respectively, as compared to the corresponding prior year. The decrease in 2008 is due primarily to QVC, as increases and decreases for our other subsidiaries largely offset each other. Starz Media's Adjusted OIBDA loss increased in 2008 primarily due to the timing of revenue and expenses associated with films released by Overture Films and Starz Animation in 2008 partially offset by a $53 million decrease in capitalized production cost write-offs. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video and pay-per-view and premium television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        In 2007, Adjusted OIBDA losses for Starz Media and TruePosition increased $119 million and $75 million, respectively, compared to 2006. These Adjusted OIBDA losses were partially offset by increases for Starz Entertainment and ANLBC of $78 million and $38 million, respectively. Starz Media's 2007 Adjusted OIBDA loss resulted from (i) the $79 million write-off of capitalized production costs due to the abandonment of certain films and downward adjustments to the revenue projections for certain TV series and other films, (ii) start up costs for Overture Films and (iii) lower than expected revenue for Anchor Bay, its DVD distribution division. We currently expect Starz Media to continue incurring Adjusted OIBDA losses and operating losses for the next two to three years. TruePosition's Adjusted OIBDA loss was due in large part to the deferral of revenue under its AT&T and T-Mobile contracts described above and to losses incurred in connection with new product and service initiatives ($25 million). QVC's Adjusted OIBDA was relatively flat in 2007 and 2006.

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

        In connection with our adoption of Statement 123R, we recorded an $89 million transition adjustment loss, net of related income taxes of $31 million, which primarily reflects the fair value of the liability portion of QVC's stock option awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change. In addition, we recorded $50 million, $93 million and $67 million of stock compensation expense for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in stock compensation expense in 2008 relates to our liability awards and Starz Entertainment's PSAR plans and is due to a decrease in our stock prices and Starz Entertainment's equity value. The 2006 stock compensation expense is net of a $24 million credit related to the terminations of QVC's stock option plan as described in note 16 to the accompanying consolidated financial statements. As of December 31, 2008, the total unrecognized compensation cost related to unvested LMC equity awards was approximately $90 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.1 years.

        Depreciation and amortization.    Depreciation and amortization increased in 2008 and 2007 due to our acquisitions and capital expenditures partially offset by a decrease at Starz Entertainment due to certain intangibles becoming fully amortized. As the businesses we acquired in 2007 and 2006 are not capital intensive, we do not expect them to have a significant impact on our depreciation in the future.

        Impairment of long-lived assets.    In the third quarter of 2008, based on certain triggering events, we evaluated the recoverability of WFRV TV Station's long-lived assets and preliminarily determined that a $34 million impairment charge was needed. Such amount was further adjusted to $59 million in the fourth quarter of 2008.

        Additionally, we performed our annual evaluation of the recoverability of our goodwill and other indefinite lived intangible assets pursuant to Statement of Financial Accounting Standards No. 142 ("Statement 142"). Statement 142 requires that the estimated fair value of a reporting unit be compared to its carrying value, including goodwill (the "Step 1 Test"). In our Step 1 Test, we estimated the fair value of each of our reporting units using a combination of discounted cash flows and market-based valuation methodologies. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples and the amount and timing of expected future cash flows. The cash flows employed in our valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose estimated fair value exceeded the carrying value, no further testwork was required and no impairment was recorded. For those reporting units whose carrying value exceeded the fair value, a second test was required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge. In connection with our analysis, we recorded the following impairment charges (amounts in millions):

Starz Entertainment	$1,239
Starz Media	192
WFRV TV Station	59
Other	79

$1,569

        We believe that the foregoing impairment charges, which also include $29 million of impairments of intangible assets other than goodwill, are due in large part to the current economic crisis and the downward impact it has had on perceptions of future growth prospects and valuation multiples for our reporting units.

        While Starz Entertainment has had increasing revenue and Adjusted OIBDA in recent years, it failed the Step 1 Test due to the aforementioned lower future growth expectations and the compression of market multiples. In performing the Step 2 Test, Starz Entertainment allocated a significant portion of its estimated fair value to amortizable intangibles such as affiliation agreements and trade names which have little or no carrying value. The resulting residual goodwill was significantly less than its carrying value. Accordingly, Starz Entertainment recorded an impairment charge. The impairment loss for Starz Media is due primarily to a lowered long-term forecast for its home video distribution reporting unit resulting from the current economic conditions.

        We continue to reflect $6,550 million of goodwill in our consolidated balance sheet, of which $5,363 million relates to QVC. While QVC's results of operations have been adversely impacted by the current economic crisis, QVC passed its Step 1 Test, and we believe QVC's long-lived assets, including its goodwill, are recoverable. This determination is based on several factors. In 2003, we acquired substantially all of the remaining interest in QVC that we did not previously own (approximately 57%). In this transaction only the 57% interest in the assets and liabilities acquired were recorded at their then fair market values based on the step acquisition accounting rules applicable at that time. The rest of QVC's basis in the assets and liabilities was reflected at historical cost which was significantly less than fair value. The vast majority of QVC's goodwill balances arose from this step acquisition. As a result, the amount of goodwill reflected at QVC is significantly less than it would have been if 100% of the shares had been acquired in that transaction. Secondly, QVC's Adjusted OIBDA has increased from $1,013 million in 2003 to $1,502 million in 2008 which translates into an 8% cumulative annual growth rate. As a result, even with a decline in Adjusted OIBDA in 2008, the business is significantly larger than it was when the goodwill was initially recorded. Lastly, the nature and structure of QVC's operations as a national electronic retailer without the capital costs of maintaining local physical points of presence like retail stores allows it to retain a significant portion of its Adjusted OIBDA, which contributes to favorable valuation metrics in the discounted cash flow model we principally used in our Step 1 Test. We also considered in our Step 1 Test the significant decline in the equity market capitalization of the Liberty Interactive tracking stock group during 2008 and developed a reconciliation of this market capitalization to our estimates of the aggregate fair value for the reporting units attributable to the Interactive tracking stock group. The reconciling items were principally ascribed to control premiums associated with our consolidated businesses that would not be reflected in public market trading prices, estimates of discounts that the marketplace might place on tracking stocks and estimates of other discounts the marketplace may have placed on perceived liquidity concerns and tax attributes of the Interactive tracking stock group. After considering all of this information, our conclusion is that the fair value of the QVC reporting unit is clearly in excess of its carrying value.

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

        We acquired our interest in FUN in March 2006. Subsequent to our acquisition, the market value of FUN's stock declined significantly due to the performance of certain of FUN's subsidiaries and uncertainty surrounding government legislation of Internet gambling which we believe the market perceived as potentially impacting FUN's skill games business. In connection with our 2006 annual evaluation of the recoverability of FUN's goodwill, we estimated the fair value of FUN using a combination of discounted cash flows and market comparisons. We concluded that the carrying value of FUN's goodwill exceeded its market value and recognized a corresponding impairment charge.

        Operating income.    We generated a consolidated operating loss of $746 million in 2008 and consolidated operating income of $740 million and $1,021 million in 2007 and 2006, respectively. The operating loss in 2008 is largely due to the impairment charges discussed above. The 2007 decrease in operating income is due primarily to increased operating losses of $313 million for Starz Media and $73 million for TruePosition. These losses were partially offset by improved operating results of $83 million for FUN and $47 million for Starz Entertainment. The improvement in FUN's operating loss from $140 million to $57 million was largely due to a $72 million difference in the 2007 and 2006 impairment charges.

  Other Income and Expense

        Interest expense.    Consolidated interest expense increased 12.2% and decreased 5.7% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. Interest expense increased in 2008 primarily due to an increase in borrowings (i) under the QVC credit facilities, (ii) under the DIRECTV Collar Loan and (iii) against certain derivative positions.

        The 2007 decrease is the net effect of increased borrowings which were used to repurchase shares of LMC common stock, more than offset by the impact of our adoption of Statement of Financial Accounting Standards No. 155 ("Statement 155") on January 1, 2007. Statement 155 permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative (such as our exchangeable senior debentures) that would otherwise require bifurcation. We previously reported the fair value of the call option feature of our exchangeable senior debentures separate from the long-term debt, and the long-term debt was accreted to its face amount through interest expense. Our 2006 interest expense included $95 million of such accretion.

        Dividend and interest income.    Interest income decreased in 2008 primarily due to lower invested cash balances and lower interest rates, as well as the elimination of dividends from News Corporation (which aggregated $57 million in 2007) as a result of the News Corporation Exchange. Interest income for the Capital Group increased in 2007 due to higher invested cash balances.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
DIRECTV	$404	—	—
Expedia	(726)	68	50
Other	(516)	(46)	41

	$(838)	22	91

        As previously described, we acquired a 41% ownership interest in DIRECTV upon consummation of the News Corporation Exchange in February 2008. We subsequently purchased additional shares of DIRECTV for approximately $1.98 billion. Such purchase, coupled with DIRECTV's stock repurchases, has increased our ownership percentage to 54% as of December 31, 2008. Due to a voting arrangement with DIRECTV that limits our ability to control DIRECTV, we continue to account for our investment using the equity method. Our share of earnings of DIRECTV for the ten months ended December 31, 2008 includes $224 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 8 to the accompanying consolidated financial statements.

Summarized results of operations information for DIRECTV derived from its historical financial statements are as follows:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Revenue	$19,693	17,246	14,755
Costs of revenue	(9,948)	(8,909)	(7,598)
SG&A expenses	(4,730)	(4,167)	(3,766)
Depreciation and amortization	(2,320)	(1,684)	(1,034)

Operating income	2,695	2,486	2,357
Interest expense	(360)	(235)	(246)
Other income, net	44	126	175
Income tax expense	(864)	(943)	(866)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations	6	17	—

Net earnings	$1,521	1,451	1,420

        DIRECTV achieved growth in revenue and operating income in 2008 and 2007 due to a larger subscriber base and higher average revenue per subscriber. These increases were partially offset by higher subscriber acquisition, upgrade and retention costs. For a more detailed discussion of DIRECTV's results of operations, please see their Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the "SEC"). We have had no part in the preparation of DIRECTV's filings with the SEC and are not incorporating by reference any such filing in this Annual Report on Form 10-K.

        Our share of earnings of Expedia decreased in 2008 due to impairment charges recorded by Expedia in the fourth quarter. In response to the impairment charges taken by Expedia, we wrote off our excess basis in Expedia in the amount of $119 million. Such charge is included in our share of losses of Expedia. Our other share of losses includes other than temporary impairment charges of $136 million related to Interval, $242 million related to Ticketmaster and $85 million related to HSN. Ticketmaster has announced its intention to merge with LiveNation, Inc. If such merger is completed as currently contemplated, we would own approximately 15% of the combined company and would account for such investment as an available-for-sale security.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Statement 159 Securities(1)(4)	$(2,887)	—	—
Exchangeable senior debentures(2)(4)	1,509	541	(353)
Equity collars(4)	1,101	527	(59)
Borrowed shares(4)	791	298	(32)
Other derivatives(3)	(366)	(97)	165

	$148	1,269	(279)

    (1)
    See note 2 to the accompanying consolidated financial statements for a discussion of our accounting for Statement 159 Securities.

    (2)
    See note 2 to the accompanying consolidated financial statements for a discussion of our accounting for our exchangeable senior debentures.

    (3)
    Other derivative losses in 2008 include losses of $289 million on debt swap arrangements related to certain of our public debt issuances, as well as losses on interest rate swaps and other derivatives.

    (4)
    Changes in fair value in 2008 and 2007 are due to the decline in the euity and debt markets.

        Gains (losses) on dispositions.    Aggregate gains (losses) from dispositions are comprised of the following.

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Transaction
News Corporation Exchange	$3,665	—	—
Time Warner Exchange	—	582	—
CBS Exchange	—	31	—
Sale of investment in Court TV	—	—	303
Sale of investment in Freescale	—	—	256
Other, net	14	33	48

	$3,679	646	607

        See notes 7 and 8 to the accompanying consolidated financial statements for a discussion of the foregoing transactions.

        Other than temporary declines in fair value of investments.    During 2008, 2007 and 2006, we determined that certain of our cost investments experienced other than temporary declines in value. As a result, the cost bases of such investments were adjusted to their respective fair values based primarily on quoted market prices at the date each adjustment was deemed necessary. These adjustments are reflected as other than temporary declines in fair value of investments in our consolidated statements of operations. Our 2008 other than temporary declines include $440 million related to our investment in IAC.

        Income taxes.    In 2008, we have pre-tax income of $1,591 million and an income tax benefit of $2,200 million. Our effective tax rate was 15.6% in 2007 and 26.5% in 2006. The News Corporation Exchange completed in 2008 and the Time Warner Exchange and the CBS Exchange, which were completed in 2007, qualify as IRC Section 355 transactions, and therefore do not trigger federal or state income tax obligations. In addition, upon consummation of those exchange transactions, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment and our Time Warner and CBS Corporation investments in the amount of $1,791 million and $354 million, respectively, were reversed with an offset to income tax benefit.

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

        Historically, we have not made significant federal income tax payments due to our ability to use prior year net operating ("NOL") and capital losses carryforwards to offset current year taxable income. However, as a result of our February 2008 settlement with the IRS related to interest deductions on our exchangeable debentures, our NOL carryforwards were eliminated and we had taxable income in 2006 and 2007 on amended tax returns. Consequently, we made federal tax payments of approximately $152 million for the 2007 tax year during the first quarter of 2008. Based on current projections, we expect to remit federal tax payments for the 2008 tax year and beyond. The settlement did not have a material impact on our total tax expense in 2008 as the resulting increase in current tax expense was largely offset by a decrease in deferred tax expense.

        Net earnings.    Our net earnings were $3,791 million, $2,212 million and $856 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were the result of the above-described fluctuations in our revenue and expenses. In addition, we recognized earnings from discontinued operations of $149 million and $220 million for the years ended December 31, 2007 and 2006, respectively. Included in our 2006 earnings from discontinued operations are tax benefits of $236 million related to our excess outside tax basis in OPTV and AEG over our basis for financial reporting.

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

        QVC's operating results are as follows:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Net revenue	$7,303	7,397	7,074
Cost of sales	(4,719)	(4,682)	(4,426)

Gross profit	2,584	2,715	2,648
Operating expenses	(703)	(690)	(653)
SG&A expenses (excluding stock-based compensation)	(379)	(373)	(339)

Adjusted OIBDA	1,502	1,652	1,656
Stock-based compensation	(15)	(22)	(50)
Depreciation and amortization	(531)	(516)	(476)

Operating income	$956	1,114	1,130

        Net revenue is generated in the following geographical areas:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
QVC-US	$4,911	5,208	4,983
QVC-UK	660	707	612
QVC-Germany	954	870	848
QVC-Japan	778	612	631

	$7,303	7,397	7,074

        QVC's net revenue decreased 1.3% and increased 4.6% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. The 2008 decrease is comprised of $257 million due to a 3.9% decrease in the number of units shipped and $97 million due to lower shipping and handling revenue and an increase in estimated product returns. These decreases were partially offset by a $167 million increase due to a 3.0% increase in the average sales price per unit ("ASP") and $93 million due to favorable foreign currency rates. Returns as a percent of gross product revenue increased from 18.7% to 19.8% and reflect a higher ASP and a shift in the mix from home products to accessories and apparel products, which typically have higher return rates.

        The 2007 increase in revenue is comprised of $101 million related to a 1.3% increase in the number of units shipped from 165.7 million to 167.8 million, $125 million due to a 1.6% increase in the ASP and a $122 million increase due to favorable foreign currency rates. These increases were partially offset by a net decrease of $25 million primarily due to an increase in estimated product returns. Returns as a percent of gross product revenue increased from 18.5% in 2006 to 18.7% in 2007.

        During the years ended December 31, 2008 and 2007, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Year ended December 31, 2008		Year ended December 31, 2007
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	(5.7)%	(5.7)%	4.5%	4.5%
QVC-UK	(6.6)%	2.0%	15.5%	6.5%
QVC-Germany	9.7%	3.1%	2.6%	(5.9)%
QVC-Japan	27.1%	11.0%	(3.0)%	(2.0)%

        Revenue for QVC-US continues to be negatively impacted by a slow retail environment with sales weakness experienced in jewelry, apparel and home products. In addition, QVC-US has experienced an increase in return rates which is reflective of the product mix shift, higher ASP and general economic conditions. In the fourth quarter of 2008, QVC-US revenue decreased 11.6%, as compared to the fourth quarter of 2007, as the U.S. economic crisis worsened. QVC-UK showed an increase in revenue in local currency for the first three quarters of 2008 but a decline in the fourth quarter as economic conditions deteriorated, resulting in year to date net growth of 2.0% in local currency. The decline is the result of a slow down in the sales of home products and accessories. QVC-Germany has experienced growth in the accessories category and to a lesser extent, in home products. QVC-Japan increased net revenue in local currency due primarily to increases in apparel, accessories and jewelry as it continues to overcome the impacts of the heightened regulatory focus on health and beauty product presentations which began in March 2007 and caused QVC-Japan to remove a number of products from its programming.

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

        QVC's gross profit percentage was 35.4%, 36.7% and 37.4% for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in gross profit percentage in 2008 is primarily due to lower initial product margins across all product categories. The decrease in gross profit percentage in 2007 is due primarily to higher distribution costs and to a lesser extent, a higher obsolescence provision. The higher distribution costs resulted from increases in shipping rates and costs associated with new distribution centers in the U.S. and Japan for which economies of scale had not yet been achieved.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses increased 1.9% and 5.7% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year period. As a percentage of net revenue, operating expenses were 9.6%, 9.3% and 9.2% for 2008, 2007 and 2006, respectively. The 2008 increase in operating expenses as a percent of revenue is due primarily to programming expenses, which are generally fixed costs, and to a lesser extent, increased commissions expense due to new fixed-rate agreements in QVC-UK and QVC-Japan. The increase in 2007 operating expenses was primarily due to increased sales.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased 1.6% and 10.0% during the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. The 2008 increase is due primarily to a $27 million increase in the bad debt provision and personnel expenses for salaries and benefits. QVC has experienced an increase in write-offs and reserves related to its installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the recessionary economic conditions. Personnel expenses increased primarily due to severance expenses of $13 million primarily related to a reduction in workforce communicated in the fourth quarter of 2008. These increases are partially offset by an increase in credit card income of $14 million, a $9 million reversal in sales tax expense related to the settlement of certain audits as well as the non-reoccurrence of the marketing and legal items noted for the 2007 increases. The 2007 increase is due primarily to (i) an $11 million increase in marketing and advertising expense related to QVC's new branding campaign and other marketing initiatives, (ii) an $8 million increase in franchise taxes driven by the Company's settlement of certain franchise tax audit issues in 2006 which caused a $15 million reversal of franchise tax reserves in the prior year, (iii) a $5 million accrual for a legal settlement and (iv) a $5 million net increase in personnel expenses due to merit and headcount increases offset by decreased management bonus compensation.

        QVC's depreciation and amortization expense increased for the years ended December 31, 2008 and 2007. Such increases are due to fixed asset and software additions.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be, and these agreements, expire in 2009 through 2013. During the year ended December 31, 2008, 70% of Starz Entertainment's revenue was generated by its four largest customers, Comcast, DIRECTV, Dish Network and Time Warner, each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Starz Entertainment's affiliation agreement with DIRECTV continues on a month-to-month basis without limitation provided that either party may terminate the agreement upon 60 days written notice to the other party. Comcast's affiliation agreement to distribute Encore expires in September 2009. DISH Network's affiliation agreement expires in June 2009 and Time Warner's affiliation agreement expires at the end of December 2009.

        Starz Entertainment's operating results are as follows:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Revenue	$1,111	1,066	1,033
Operating expenses	(675)	(692)	(743)
SG&A expenses	(135)	(110)	(104)

Adjusted OIBDA	301	264	186
Stock-based compensation	(19)	(33)	3
Depreciation and amortization	(18)	(21)	(26)
Impairment of long-lived assets	(1,239)	—	—

Operating income (loss)	$(975)	210	163

        Starz Entertainment's revenue increased 4.2% and 3.2% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. The increase in revenue in 2008 is comprised of $33 million due to a higher effective rate for Starz Entertainment's services and $12 million due to growth in the weighted average number of subscriptions.

        During the third quarter of 2007, Starz Entertainment entered into a new affiliation agreement with DIRECTV which was retroactive to January 1, 2007 and extended through the end of 2008. The previous affiliation agreement with DIRECTV expired June 30, 2006. Since June 30, 2006, Starz Entertainment had recognized revenue from DIRECTV based on cash payments from DIRECTV which were at lower rates than required by the old affiliation agreement. The new affiliation agreement provided for rates that were higher than those paid by DIRECTV since June 30, 2006, but lower than the rates in the old affiliation agreement. Accordingly, in the third quarter of 2007, Starz Entertainment recognized $7 million of revenue related to 2006 based on the difference between the rates provided in the new affiliation agreement and the rates previously paid by DIRECTV. In addition to the retroactive impact of the new DirecTV affiliation agreement noted above, the 2007 increase in revenue is due to a $26 million increase resulting from growth in the average number of subscription units for Starz Entertainment's services.

        The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased

6.7% and 7.5% in 2008 and 2007, respectively; and EMP average subscriptions increased 8.1% and 8.8% in 2008 and 2007, respectively. The effects on revenue of these increases in subscriptions units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years. In this regard, 55% and 76% of the increase in Starz and EMP average subscriptions in 2008 and approximately 36% of Starz Entertainment's revenue in 2008 and 2007 was earned under its fixed-rate affiliation agreements.

        At December 31, 2008, cable, direct broadcast satellite, and other distribution represented 65.6%, 28.5% and 5.9%, respectively, of Starz Entertainment's total subscription units.

        Starz Entertainment's operating expenses decreased 2.5% and 6.9% for the years ended December 31, 2008 and 2007, respectively, as compared to the corresponding prior year. Such decreases are due primarily to a reduction in programming costs, which decreased from $703 million for the year ended December 31, 2006 to $656 million in 2007 and to $629 million in 2008. The 2008 decrease in programming expense is due to lower amortization ($25 million) of upfront bonus payments made under output agreements and a decrease in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($44 million), partially offset by a higher effective rate for first-run movies ($34 million) and the amortization of production costs for original series ($8 million).

        The 2007 decrease in programming costs is due primarily to a lower effective rate for the movie titles exhibited in 2007. Such decrease was partially offset by an increase in the percentage of first-run movie exhibitions as compared to the number of library product exhibitions. In addition to the foregoing programming cost reductions, Starz Entertainment reversed an accrual in the amount of $7 million for music copyright fees in the third quarter of 2007 as a result of a settlement with a music copyright authority.

        Starz Entertainment's SG&A expenses increased 22.7% and 5.8% during 2008 and 2007, respectively, as compared to the corresponding prior year. The 2008 increase is due primarily to higher marketing and advertising costs related to Starz new branding campaign and an increase in marketing support. Starz Entertainment currently expects its 2009 marketing and advertising expenses to approximate its 2008 expenditures. The 2007 increase is due primarily to increases in personnel costs and marketing expenses.

        Starz Entertainment has outstanding phantom stock appreciation rights held by its former chief executive officer. Starz Entertainment also has a long-term incentive plan for certain members of its current management team. Compensation relating to the PSARs and the long-term incentive plan has been recorded based upon the estimated fair value of Starz Entertainment. The amount of expense associated with the PSARs and the long-term incentive plan is generally based on the change in the fair value of Starz Entertainment. The value of the PSARs decreased in 2008 due to a decrease in the value of Starz Entertainment.

        As discussed above, Starz Entertainment recorded a $1,239 million impairment charge in 2008.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations by our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2008, and considering the effects of our interest rate swap agreements, our debt is comprised of $10,591 million of fixed rate debt with a weighted average interest rate of 4.4% and $3,945 million of variable rate debt with a weighted average interest rate of 3.1%.

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

        At December 31, 2008, the fair value of our AFS securities was $2,828 million. Had the market price of such securities been 10% lower at December 31, 2008, the aggregate value of such securities would have been $283 million lower. Such decrease would be partially offset by an increase in the value of our AFS Derivatives. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations.

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

        In addition, to the extent we borrow against a derivative instrument, we have a right of offset with respect to our borrowings and amounts due from the counterparty under the derivative, thereby reducing our counterparty credit risk.

        Due to the importance of these derivative instruments to our risk management strategy, we actively monitor the creditworthiness of each of these counterparties. Based on our analysis, we currently consider nonperformance by any of our counterparties to be unlikely.

        Our counterparty credit risk by financial institution is summarized below:

Counterparty	Aggregate fair value of derivative instruments at December 31, 2008 amounts in millions
Bank of America	$1,306
Deutsche Bank	1,087
Other	92

$2,485

        Subsequent to December 31, 2008, we borrowed an additional $1,638 million against certain derivative positions, bringing our total borrowings to approximately $4.3 billion including the Collar Loan.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated financial statements of Liberty Media LLC are filed under this Item, beginning on Page II-21. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        See page II-20 for Management's Report on Internal Control Over Financial Reporting.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

        The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

        Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2008, Liberty Media LLC's internal control over financial reporting is effectively designed and operating effectively.

Report of Independent Registered Public Accounting Firm

The Member
Liberty Media LLC:

        We have audited the accompanying consolidated balance sheets of Liberty Media LLC and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive earnings, cash flows, and member's equity for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in notes 2 and 6 to the accompanying consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, and SFAS No. 157, Fair Value Measurements, and effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

KPMG LLP

Denver, Colorado
March 24, 2009

LIBERTY MEDIA LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,135	3,135
Trade and other receivables, net	1,563	1,517
Inventory, net	1,032	975
Program rights	497	515
Financial instruments (note 10)	1,157	23
Other current assets	235	144

Total current assets	7,619	6,309

Investments in available-for-sale securities and other cost investments, including $392 million and $1,183 million pledged as collateral for share borrowing arrangements (note 7)	2,859	17,569
Long-term financial instruments (note 10)	1,328	1,590
Investments in affiliates, accounted for using the equity method (note 8)	14,490	1,817
Investment in special purpose entity (note 9)	—	750
Property and equipment, at cost	2,027	1,894
Accumulated depreciation	(696)	(543)

	1,331	1,351

Intangible assets not subject to amortization (note 11):
Goodwill	6,550	7,855
Trademarks	2,511	2,515
Other	158	173

	9,219	10,543

Intangible assets subject to amortization, net (note 11)	3,489	3,863
Other assets, at cost, net of accumulated amortization (note 9)	1,568	1,857

Total assets	$41,903	45,649

(continued)

LIBERTY MEDIA LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2008 and 2007

	2008	2007
	amounts in millions
Liabilities and Member's Equity
Current liabilities:
Accounts payable	$550	605
Accrued interest	103	148
Other accrued liabilities	999	936
Financial instruments (note 10)	392	1,184
Current portion of debt (note 12)	868	191
Accrued stock compensation	196	207
Current deferred income tax liabilities (note 13)	781	93
Other current liabilities	236	153

Total current liabilities	4,125	3,517

Long-term debt, including $1,691 million and $3,690 million measured at fair value (note 12)	11,359	11,524
Long-term financial instruments (note 10)	189	176
Deferred income tax liabilities (note 13)	4,910	8,463
Other liabilities	1,551	1,565

Total liabilities	22,134	25,245

Minority interests in equity of subsidiaries	155	866
Member's equity:
Member's equity	29,114	29,084
Note receivable from parent (note 18)	(4,384)	(3,602)
Accumulated other comprehensive earnings, net of taxes (note 17)	70	4,073
Accumulated deficit	(5,186)	(10,017)

Total member's equity	19,614	19,538

Commitments and contingencies (note 19)
Total liabilities and member's equity	$41,903	45,649

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	amounts in millions
Revenue:
Net retail sales	$8,079	7,802	7,326
Communications and programming services	2,005	1,621	1,287

	10,084	9,423	8,613

Operating costs and expenses:
Cost of sales	5,224	4,925	4,565
Operating	2,126	1,920	1,600
Selling, general and administrative, including stock-based compensation (note 2)	1,201	940	732
Depreciation	192	163	119
Amortization	518	512	463
Impairment of long-lived assets (note 11)	1,569	223	113

	10,830	8,683	7,592

Operating income (loss)	(746)	740	1,021
Other income (expense):
Interest expense	(719)	(641)	(680)
Dividend and interest income-third party	174	321	214
Interest income—parent	209	156	26
Share of earnings (losses) of affiliates, net (note 8)	(838)	22	91
Realized and unrealized gains (losses) on financial instruments, net (note 10)	148	1,269	(279)
Gains on dispositions, net (notes 7 and 8)	3,679	646	607
Other than temporary declines in fair value of investments (note 7)	(441)	(33)	(4)
Gain on early extinguishment of debt (note 12)	240	—	—
Other, net	(71)	(1)	18

	2,381	1,739	(7)

Earnings from continuing operations before income taxes and minority interest	1,635	2,479	1,014
Income tax benefit (expense) (note 13)	2,200	(381)	(262)
Minority interests in earnings of subsidiaries	(44)	(35)	(27)

Earnings from continuing operations	3,791	2,063	725
Earnings from discontinued operations, net of taxes (note 5)	—	149	220
Cumulative effect of accounting change, net of taxes (note 2)	—	—	(89)

Net earnings	$3,791	2,212	856

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	amounts in millions
Net earnings	$3,791	2,212	856

Other comprehensive earnings (loss), net of taxes (note 17):
Foreign currency translation adjustments	(46)	95	110
Unrealized holding gains (losses) arising during the period	(812)	(1,556)	2,605
Recognition of previously unrealized gains on available-for-sale securities, net	(2,000)	(375)	(185)
Share of other comprehensive earnings of equity affiliates	(43)	3	1
Other	(62)	(46)	—

Other comprehensive earnings (loss)	(2,963)	(1,879)	2,531

Comprehensive earnings	$828	333	3,387

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	amounts in millions (see note 3)
Cash flows from operating activities:
Net earnings	$3,791	2,212	856
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—	(149)	(220)
Cumulative effect of accounting change	—	—	89
Depreciation and amortization	710	675	582
Impairment of long-lived assets	1,569	223	113
Stock-based compensation	50	93	67
Cash payments for stock-based compensation	(24)	(40)	(115)
Noncash interest expense (income), net	(150)	(147)	82
Share of losses (earnings) of affiliates, net	838	(22)	(91)
Realized and unrealized losses (gains) on financial instruments, net	(148)	(1,269)	279
Gains on disposition of assets, net	(3,679)	(646)	(607)
Other than temporary declines in fair value of investments	441	33	4
Minority interests in earnings of subsidiaries	44	35	27
Deferred income tax expense (benefit)	(2,554)	116	(455)
Other noncash charges (credits), net	(80)	141	44
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	(180)	(436)	(302)
Payables and other current liabilities	17	341	660

Net cash provided by operating activities	645	1,160	1,013

Cash flows from investing activities:
Cash proceeds from dispositions	43	495	1,322
Proceeds from origination of financial instruments	—	—	59
Proceeds from settlement of financial instruments	78	75	101
Cash received in exchange transactions	463	1,154	—
Cash paid for acquisitions, net of cash acquired	(77)	(348)	(1,207)
Investments in and loans to cost and equity investees	(2,568)	(159)	(235)
Investment in special purpose entity	—	(750)	—
Capital expenditures	(203)	(316)	(278)
Net sales (purchases) of short term investments	(25)	34	287
Net decrease (increase) in restricted cash	383	(882)	—
Net cash transfers to parent	(573)	(2,474)	(953)
Other investing activities, net	(71)	(36)	66

Net cash used by investing activities	(2,550)	(3,207)	(838)

Cash flows from financing activities:
Borrowings of debt	5,190	1,869	3,229
Repayments of debt	(2,992)	(498)	(2,191)
Settlement of financial instruments	(257)	—	25
Contribution from minority owner	—	751	—
Other financing activities, net	(53)	(56)	(46)

Net cash provided by financing activities	1,888	2,066	1,017

Effect of foreign currency exchange rates on cash	17	8	18

Net cash provided by (to) discontinued operations:
Cash provided by operating activities	—	8	62
Cash used by investing activities	—	(9)	(67)
Cash provided by financing activities	—	—	6
Change in available cash held by discontinued operations	—	2	—

Net cash provided by discontinued operations	—	1	1

Net increase in cash and cash equivalents	—	28	1,211
Cash and cash equivalents at beginning of year	3,135	3,107	1,896

Cash and cash equivalents at end of year	$3,135	3,135	3,107

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

Years ended December 31, 2008, 2007 and 2006

		Note receivable from parent	Accumulated other comprehensive earnings		Common stock
	Member's equity			Accumulated deficit			Additional paid-in capital	Total member's equity
					Series A	Series B
	amounts in millions
Balance at January 1, 2006	$—	—	3,421	(13,278)	27	1	28,949	19,120
Net earnings	—	—	—	856	—	—	—	856
Other comprehensive earnings	—	—	2,531	—	—	—	—	2,531
Restructuring (note 1)	28,975	—	—	—	(27)	(1)	(28,947)	—
Stock compensation	62	—	—	—	—	—	—	62
Contribution from parent for acquisition	36	—	—	—	—	—	—	36
Cash transfers to parent, net	—	(953)	—	—	—	—	—	(953)
Intercompany interest allocation	—	(26)	—	—	—	—	—	(26)
Other	(1)	—	—	—	—	—	(2)	(3)

Balance at December 31, 2006	29,072	(979)	5,952	(12,422)	—	—	—	21,623
Net earnings	—	—	—	2,212	—	—	—	2,212
Other comprehensive loss	—	—	(1,879)	—	—	—	—	(1,879)
Cumulative effects of accounting changes (note 2)	—	—	—	193	—	—	—	193
Stock compensation	24	—	—	—	—	—	—	24
Contribution from parent for acquisition	—	7	—	—	—	—	—	7
Cash transfers to parent, net	—	(2,474)	—	—	—	—	—	(2,474)
Intercompany interest allocation	—	(156)	—	—	—	—	—	(156)
Other	(12)	—	—	—	—	—	—	(12)

Balance at December 31, 2007	29,084	(3,602)	4,073	(10,017)	—	—	—	19,538
Net earnings	—	—	—	3,791	—	—	—	3,791
Other comprehensive loss	—	—	(2,963)	—	—	—	—	(2,963)
Cumulative effects of accounting changes (note 2)	—	—	(1,040)	1,040	—	—	—	—
Stock compensation	35	—	—	—	—	—	—	35
Cash transfers to parent, net	—	(573)	—	—	—	—	—	(573)
Intercompany interest allocation	—	(209)	—	—	—	—	—	(209)
Other	(5)	—	—	—	—	—	—	(5)

Balance at December 31, 2008	$29,114	(4,384)	70	(5,186)	—	—	—	19,614

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(1)   Basis of Presentation

        On May 9, 2006, Liberty Media Corporation ("LMC") completed a restructuring (the "Restructuring") pursuant to which LMC was organized as a new holding company. In the Restructuring, LMC issued shares of its two newly created tracking stocks, Liberty Capital and Liberty Interactive, in exchange for outstanding shares of Liberty Media LLC (formerly known as Liberty Media Corporation, "Liberty" or the "Company") and became the new publicly traded parent company of Liberty. Immediately prior to the Restructuring, LMC was a direct, wholly-owned subsidiary of Liberty. Also on May 9, 2006, in connection with and immediately subsequent to the Restructuring, Liberty converted from a Delaware corporation into a Delaware limited liability company.

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

Receivables

        Receivables are reflected net of an allowance for doubtful accounts. Such allowance aggregated $105 million and $80 million at December 31, 2008 and 2007, respectively. A summary of activity in the allowance for doubtful accounts is as follows:

		Additions
	Balance beginning of year	Charged to expense	Acquisitions	Deductions- write-offs	Balance end of year
	amounts in millions
2008	$80	67	1	(43)	105

2007	$72	41	1	(34)	80

2006	$66	27	14	(35)	72

Inventory

        Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

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

Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Effective January 1, 2008, Liberty adopted the provisions of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Previously under Statement of Financial Accounting Standards No. 115 ("Statement 115"), entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying December 31, 2008 consolidated statement of operations. The amount of unrealized gains related to the Statement 159 Securities and included in accumulated other comprehensive earnings in the Company's balance sheet as of the date of adoption of Statement 159 aggregated $1,040 million and has been reclassified to accumulated deficit. The total value of AFS securities for which the Company has elected the fair value option aggregated $2,089 million as of December 31, 2008. Liberty continues to account for its investment in IAC/InterActiveCorp under the provisions of Statement 115.

        Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.

        For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag. The Company's share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period.

        Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee ("SAB 51 Gain"), are recognized as increases or decreases in equity.

        The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for cost investments and AFS securities accounted for under Statement 115 are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

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

        Liberty accounts for its derivatives pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") and related amendments and interpretations. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. The Company has entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. Through November 2008, certain of these interest rate swap arrangements were designated as cash flow hedges. The Company assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. Hedge ineffectiveness had no significant impact on earnings for the years ended December 31, 2008 and 2007. In December 2008, the interest rate swaps were determined to be ineffective due to changes in the interest rates on the underlying debt and no longer qualify as cash flow hedges. None of the Company's other derivatives have been designated as hedges.

        The fair value of the Company's equity collars and other similar derivative instruments is estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company's estimate of the discount rate at which it could currently settle the derivative

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

instrument. The Company considers its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Considerable management judgment is required in estimating the Black-Scholes variables. Actual results upon settlement or unwinding of derivative instruments may differ materially from these estimates.

        Effective January 1, 2007, Liberty adopted Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("Statement 155"). Statement 155, among other things, amends Statement 133 and permits fair value remeasurement of hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under Statement 133, Liberty reported the fair value of the call option feature of its exchangeable senior debentures separate from the long-term debt. The long-term debt portion was reported as the difference between the face amount of the debenture and the fair value of the call option feature on the date of issuance and was accreted through interest expense to its face amount over the expected term of the debenture. Pursuant to the provisions of Statement 155, Liberty accounts for its exchangeable senior debentures at fair value rather than bifurcating such instruments into a debt instrument and a derivative instrument. Decreases in the fair value of the exchangeable debentures are included in realized and unrealized gains on financial instruments in the accompanying consolidated statements of operations and aggregated $1,509 million and $541 million for the years ended December 31, 2008 and 2007, respectively.

        The impact—increase/(decrease)—on Liberty's January 1, 2007 balance sheet of the adoption of Statement 155 is as follows (amounts in millions):

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        Statement 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired. In performing this assessment, Statement 142 requires that the estimated fair value of a reporting unit be compared to its carrying value, including goodwill (the "Step 1 Test"). Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

        Statement 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of the Company's goodwill balance is allocated to various reporting units which include a single equity method investment as its only asset. To the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.

Impairment of Long-lived Assets

        Statement 144 requires that the Company periodically review the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

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

Revenue Recognition

        Revenue is recognized as follows:

  •
  Revenue from retail sales is recognized at the time of shipment to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns for the years ended December 31, 2008, 2007 and 2006 aggregated $1,760 million, $1,651 million and $1,554 million, respectively. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

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

Advertising Costs

        Advertising costs generally are expensed as incurred. Advertising expense aggregated $392 million, $169 million and $112 million for the years ended December 31, 2008, 2007 and 2006, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Stock-Based Compensation

FASB Statement 123R

        As more fully described in note 15, LMC has granted to its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of LMC common stock (collectively, "Awards"). In addition, QVC had granted combination stock options/SARs ("QVC Awards") to certain of its employees. The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement 123R"). Statement 123R generally requires companies to measure the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and to remeasure the fair value of the Award at each reporting date.

        The Company adopted Statement 123R effective January 1, 2006. In connection with such adoption, the Company recorded an $89 million transition adjustment loss, which is net of related income taxes of $31 million. Under Statement 123R, the QVC Awards were required to be bifurcated into a liability award and an equity award. Previously no liability was recorded. The transition adjustment primarily represents the fair value of the liability portion of the QVC Awards at January 1, 2006. The transition adjustment is reflected in the accompanying consolidated statement of operations as the cumulative effect of accounting change.

        Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2008	$50
December 31, 2007	$93
December 31, 2006	$67

        As of December 31, 2008, the total unrecognized compensation cost related to unvested LMC equity Awards was approximately $90 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

Income Taxes

        The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

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

Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) fair value measurements, (ii) its accounting for income taxes, (iii) its assessment of other than temporary declines in value of its investments and (iv) its estimates of retail related adjustments and allowances to be its most significant estimates.

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

December 31, 2008, 2007 and 2006

Recent Accounting Pronouncements

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("Statement 160"). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, Statement 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Statement 160 and EITF Topic 08-6 also require that SAB 51 Gains for subsidiaries be recorded in equity and SAB 51 Gains for equity affiliates be recorded in earnings. Statement 160 is effective for fiscal years beginning after December 15, 2008. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Liberty expects that its adoption of Statement 160 in 2009 will impact the accounting for the purchase and sale and the presentation of the noncontrolling interests in its subsidiaries.

(3)   Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$89	365	1,494
Net liabilities assumed	(29)	(41)	(227)
Deferred tax liabilities	17	(4)	(48)
Minority interest	—	35	259
Exchange of cost investment	—	—	(235)
Common stock issued	—	(7)	(36)

Cash paid for acquisitions, net of cash acquired	$77	348	1,207

Available-for-sale securities exchanged for consolidated subsidiaries, equity investment and cash	$10,143	1,718	—

Cash paid for interest	$659	607	510

Cash paid for income taxes	$374	195	152

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        At December 31, 2008, Liberty's short-term marketable securities, which are included in other current assets, represent an investment in The Reserve Primary Fund (the "Primary Fund"), a money market fund that has suspended redemptions and is being liquidated. In mid-September, the net asset value of the Primary Fund decreased below $1 per share. Accordingly, Liberty recorded an $8 million loss to recognize its pro rata share of the estimated loss in this investment. Liberty has requested the redemption of its investment in the Primary Fund, and expects distributions will occur as the Primary Fund's assets mature or are sold. While Liberty expects to receive substantially all of its current holdings in the Primary Fund, it cannot predict when this will occur or the amount it will receive. Accordingly, Liberty has reclassified its investment in the Primary Fund of $104 million from cash and cash equivalents to short-term investments in the accompanying consolidated balance sheet as of December 31, 2008.

(4)   Split Off Transaction

        During the fourth quarter of 2008, the Board of Directors of LMC approved a plan to redeem a portion of the outstanding shares of LMC's Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary of LMC, Liberty Entertainment, Inc. ("LEI"), (the "Redemption"). The Redemption and resulting separation of LEI from LMC are referred to as the "Split Off."

        At the time of the Split Off, LEI will hold Liberty's interests in DIRECTV (and related collars and debt), Liberty Sports Group, FUN, PicksPal and GSN. In addition Liberty will transfer up to $300 million in cash to LEI prior to the Split Off. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second quarter of 2009. The Split Off will be accounted for at historical cost due to the fact that the LEI common stock is to be distributed pro rata to holders of Liberty Entertainment tracking stock.

(5)   Discontinued Operations

Sale of OpenTV Corp.

        On January 16, 2007, Liberty completed the sale of its controlling interest in OpenTV Corp. ("OPTV") to an unaffiliated third party for cash consideration of $132 million. Liberty recognized a pre-tax gain of $65 million upon consummation of the sale. Such gain is included in earnings from discontinued operations in the accompanying consolidated statement of operations.

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

        The consolidated financial statements and accompanying notes of Liberty have been prepared reflecting OPTV and AEG as discontinued operations. Accordingly, the assets and liabilities, revenue, costs and expenses, and cash flows of these subsidiaries have been excluded from the respective

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

captions in the accompanying consolidated balance sheets, statements of operations, statements of comprehensive earnings and statements of cash flows and have been reported separately in such consolidated financial statements.

        Certain combined statement of operations information for OPTV and AEG, which is included in earnings from discontinued operations, is as follows:

	Years ended December 31,
	2007	2006
	amounts in millions
Revenue	$59	335
Earnings (loss) before income taxes and minority interests	$160	(30)

(6)   Assets and Liabilities Measured at Fair Value

        Effective January 1, 2008, Liberty adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement 157"). Statement 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of Statement 157 for (i) non-financial assets and liabilities that are not remeasured at fair value on a recurring basis and (ii) fair value measurements required for impairment analysis of nonfinancial assets acquired in business combinations, goodwill, identifiable intangible assets and other long-lived assets. The provisions of FSP 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

        Statement 157 provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at December 31, 2008 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$2,828	2,609	219	—
Financial instrument assets	$2,485	—	2,485	—
Financial instrument liabilities	$581	392	189	—
Debt	$1,691	—	1,691	—

        The Company uses the Black Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities obtained from pricing services. For the

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Company's debt instruments reported at fair value, the Company gets quoted market prices from pricing services or from evidence of observable inputs, some of which may be obtained using third-party brokers. However, the Company does not believe such instruments are traded on "active markets," as defined in Statement 157. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

        Statement 157 requires the incorporation of a credit risk valuation adjustment in the Company's fair value measurements to estimate the impact of both its own nonperformance risk and the nonperformance risk of its counterparties. The Company estimates credit risk associated with its and its counterparties nonperformance primarily by using observable credit default swap rates for terms similar to those of the remaining life of the instrument, adjusted for any master netting arrangements or other factors that provide an estimate of nonperformance risk. These are Level 3 inputs. However, as the credit risk valuation adjustments were not significant, the Company continues to report its equity collars, interest rate swaps and put options as Level 2.

(7)   Investments in Available-for-Sale Securities and Other Cost Investments

        Investments in AFS securities, which are recorded at their respective fair market values, and other cost investments are summarized as follows:

	December 31,
	2008	2007
	amounts in millions
IAC/InterActiveCorp ("IAC")	$638	1,863
Time Warner Inc. ("Time Warner")(1)	1,033	1,695
Sprint Nextel Corporation ("Sprint")(2)	160	1,150
Motorola, Inc. ("Motorola")(3)	328	1,187
News Corporation	—	10,647
Other AFS equity securities(4)	445	836
Other AFS debt securities	224	156
Other cost investments and related receivables	31	35

Consolidated Liberty	$2,859	17,569

    (1)
    Includes $91 million and $150 million of shares pledged as collateral for share borrowing arrangements at December 31, 2008 and 2007, respectively.

    (2)
    Includes $17 million and $118 million of shares pledged as collateral for share borrowing arrangements at December 31, 2008 and 2007, respectively.

    (3)
    Includes $230 million and $833 million of shares pledged as collateral for share borrowing arrangements at December 31, 2008 and 2007, respectively.

    (4)
    Includes $54 million and $82 million of shares pledged as collateral for share borrowing arrangements at December 31, 2008 and 2007, respectively.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

IAC/InterActiveCorp

        In the first quarter of 2008, Liberty purchased an additional 14 million shares of IAC common stock in a private transaction for cash consideration of $339 million.

        On August 21, 2008, IAC completed the spin off of four separate subsidiaries, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster Entertainment Inc. and Tree.com, Inc., to its shareholders, including Liberty. Subsequent to these spin offs Liberty held an approximate 30% ownership interest in each of these companies and accordingly, accounts for them using the equity method of accounting.

        At December 31, 2008, Liberty owned approximately 29% of IAC common stock representing an approximate 60% voting interest. However, under governance arrangements existing at December 31, 2008, Mr. Barry Diller, the Chairman of IAC, voted Liberty's shares, subject to certain limitations. Due to this voting arrangement and the fact that Liberty has rights to appoint only two of the twelve members of the IAC board of directors, Liberty's ability to exert significant influence over IAC is limited. Accordingly, Liberty accounts for this investment as an AFS security.

Time Warner

        On May 17, 2007, Liberty completed a transaction (the "Time Warner Exchange") with Time Warner in which Liberty exchanged approximately 68.5 million shares of Time Warner common stock valued at $1,479 million for a subsidiary of Time Warner which held ANLBC, Leisure Arts and $984 million in cash. Liberty recognized a pre-tax gain of $582 million based on the difference between the fair value and the weighted average cost basis of the Time Warner shares exchanged.

CBS Corporation

        On April 16, 2007, Liberty completed a transaction (the "CBS Exchange") with CBS Corporation pursuant to which Liberty exchanged all of its 7.6 million shares of CBS Class B common stock valued at $239 million for a subsidiary of CBS that held WFRV TV Station and approximately $170 million in cash. Liberty recognized a pre-tax gain of $31 million based on the difference between the fair value and the weighted average cost basis of the CBS shares exchanged.

        On a pro forma basis, the results of operations of ANLBC, Leisure Arts and WFRV TV Station are not significant to those of Liberty for the years ended December 31, 2007 and 2006.

News Corporation

        On February 27, 2008, Liberty exchanged all of its shares of News Corporation common stock for a subsidiary of News Corporation. See note 8 for further discussion of this transaction.

Other Than Temporary Declines in Fair Value of Investments

        During the years ended December 31, 2008, 2007 and 2006, Liberty determined that certain of its AFS securities and cost investments experienced other than temporary declines in value. The primary factors considered by Liberty in determining the timing of the recognition for these impairments was the length of time the investments traded below Liberty's cost bases, the severity of the declines and the lack of near-term prospects for recovery in the stock prices. As a result, the carrying amounts of such investments were adjusted to their respective fair values based primarily on quoted market prices

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

at the balance sheet date. These adjustments are reflected as other than temporary declines in fair value of investments in the consolidated statements of operations. The Company's 2008 other than temporary declines in value include $440 million related to its investment in IAC.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2008		December 31, 2007
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$9	—	6,249	—
Gross unrealized holding losses	$(4)	—	—	(12)

        The aggregate fair value of securities with unrealized holding losses at December 31, 2008 was $638 million. None of these securities had unrealized losses for more than 12 continuous months.

(8)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2008 and the carrying amount at December 31, 2007:

	December 31, 2008		December 31, 2007
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
DIRECTV	54%	$13,085	—
Expedia	24%	559	1,301
Other	various	846	516

		$14,490	1,817

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
DIRECTV	$404	—	—
Expedia	(726)	68	50
Other	(516)	(46)	41

	$(838)	22	91

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

DIRECTV

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,143 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, three regional sports television networks that now comprise Liberty Sports Group and $463 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,665 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

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

Cash	$463
DIRECTV	10,765
Liberty Sports Group	448
Deferred tax liability	(1,512)

Total	$10,164

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets.

        At the time of closing, the value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,022 million. Due to additional purchases of DIRECTV stock by Liberty and stock repurchases by DIRECTV, such excess basis has increased to $10,483 million as of December 31, 2008. Such amount has been allocated within memo accounts used for equity accounting purposes as follows (amounts in millions):

		Useful life
Subscriber list	$2,895	7 years
Trade name	3,505	Indefinite
Orbital slots	4,836	Indefinite
Goodwill	3,322	Indefinite
Satellites	189	12 years
Software technology	611	8 years
Liabilities	(101)	1-5 years
Deferred tax liability	(4,774)

Total	$10,483

        Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $224 million (net of related taxes) for the 10 months ended December 31, 2008.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The following unaudited pro forma information for Liberty for the years ended December 31, 2008 and 2007 was prepared assuming the News Corporation Exchange occurred on January 1, 2008 and January 1, 2007, respectively. The pro forma amounts are not necessarily indicative of operating results that would have been obtained if the News Corporation Exchange had occurred on such dates.

	Years ended December 31,
	2008	2007
	amounts in millions
Revenue	$10,120	9,638
Earnings (loss) from continuing operations	$(1,628)	2,235
Net earnings (loss)	$(1,628)	2,384

        The foregoing earnings (loss) from continuing operations and net earnings (loss) amounts exclude the gain and related tax benefit recognized in connection with the News Corporation Exchange.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The market value of the Company's investment in DIRECTV was $12,571 million at December 31, 2008. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheet

December 31, 2008
amounts in millions
Current assets	$4,044
Satellites, net	2,476
Property and equipment, net	4,171
Goodwill	3,753
Intangible assets	1,172
Other assets	923

Total assets	$16,539

Current liabilities	$3,585
Deferred income taxes	524
Long-term debt	5,725
Other liabilities	1,749
Minority interest	103
Stockholders' equity	4,853

Total liabilities and equity	$16,539

  DIRECTV Consolidated Statement of Operations

Year ended December 31, 2008
amounts in millions
Revenue	$19,693
Costs of revenue	(9,948)
Selling, general and administrative expenses	(4,730)
Depreciation and amortization	(2,320)

Operating income	2,695
Interest expense	(360)
Other income, net	44
Income tax expense	(864)

Earnings from continuing operations	1,515
Earnings from discontinued operations	6

Net earnings	$1,521

Expedia

        Our share of losses of Expedia for the year ended December 31, 2008 includes a $119 million other than temporary impairment charge. The market value of the Company's investment in Expedia

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

was $570 million and $2,189 million at December 31, 2008 and 2007, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	December 31,
	2008	2007
	amounts in millions
Current assets	$1,199	1,046
Property and equipment	248	179
Goodwill	3,539	6,006
Intangible assets	833	971
Other assets	75	93

Total assets	$5,894	8,295

Current liabilities	$1,566	1,774
Deferred income taxes	190	351
Long-term debt	1,545	1,085
Other liabilities	212	205
Minority interest	53	62
Stockholders' equity	2,328	4,818

Total liabilities and equity	$5,894	8,295

  Expedia Consolidated Statements of Operations

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Revenue	$2,937	2,665	2,238
Cost of revenue	(635)	(562)	(503)

Gross profit	2,302	2,103	1,735
Selling, general and administrative expenses	(1,666)	(1,496)	(1,226)
Amortization	(69)	(78)	(111)
Impairment of long-lived assets	(2,996)	—	(47)

Operating income (loss)	(2,429)	529	351
Interest expense	(72)	(53)	(17)
Interest income	30	39	32
Other income (expense)	(41)	(16)	18
Income tax expense	(6)	(203)	(139)

Net earnings (loss)	$(2,518)	296	245

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Spin Off Companies from IAC

        As described in note 7, IAC completed the spin off of HSN, Interval, Ticketmaster and Lending Tree (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the IAC Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies (other than with respect to the election of directors), and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the IAC Spin Off Companies on a three month lag due to timeliness considerations. Since the spin off occurred in the third quarter of 2008, Liberty recorded its initial share of income or losses for the IAC Spin Off Companies in the fourth quarter of 2008. Such net losses aggregated $464 million, including other than temporary impairment charges of $136 million, $242 million and $85 million related to the Company's investments in Interval, Ticketmaster and HSN, respectively.

(9)   Investment in Special Purpose Entity

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

        Prior to the first quarter of 2008, the various accounting treatment determinations noted above for MFC and LCAP Investments LLC, as prescribed by FIN 46R, "Consolidation of Variable Interest Entities," and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," and related interpretations, resulted in Liberty recording a balance sheet gross-up of the elements in the Investment Fund. The cash balances and Debt Securities held by LCAP Investments LLC are consolidated with Liberty and included in restricted cash and available-for-sale securities, respectively. The $750 million of bank financing held by the Liberty subsidiary is included in Liberty's consolidated debt balance. In addition, the preferred stock interest in MFC was presented separately as a long-term asset, and the equity interest held by MFC in LCAP Investments LLC was reflected as minority interest in Liberty's consolidated balance sheet. The structural form of the Investment Fund did not meet the GAAP requirements necessary to offset, net or otherwise eliminate the gross-up of balance sheet accounts.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        In the first quarter of 2008 and as a result of the occurrence of certain triggering events contained in the terms of the Investment Fund, a portion of the Investment Fund structure was unwound, and MFC was liquidated. Accordingly, Liberty's preferred stock investment in MFC and the minority interest in LCAP Investments LLC were eliminated in equal amounts.

        The amount of restricted cash in the Investment Fund at December 31, 2008 is $518 million and is reflected in other long-term assets in Liberty's consolidated balance sheet.

(10) Financial Instruments

Equity Collars

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

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, Liberty borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by Liberty have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at Liberty's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements continue to be treated as AFS securities and are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The Company's financial instruments are summarized as follows:

	December 31,
Type of financial instrument	2008	2007
	amounts in millions
Assets
Equity collars	$2,392	1,458
Other	93	155

	2,485	1,613
Less current portion	(1,157)	(23)

	$1,328	1,590

Liabilities
Borrowed shares	$392	1,183
Other	189	177

	581	1,360
Less current portion	(392)	(1,184)

	$189	176

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Statement 159 Securities(1)	$(2,887)	—	—
Exchangeable senior debentures(2)	1,509	541	(353)
Equity collars	1,101	527	(59)
Borrowed shares	791	298	(32)
Other derivatives	(366)	(97)	165

	$148	1,269	(279)

    (1)
    See note 2 regarding Liberty's accounting for its Statement 159 Securities.

    (2)
    See note 12 for a description of Liberty's exchangeable senior debentures.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(11) Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Starz Media	Other	Total
	amounts in millions
Balance at January 1, 2007	$5,416	1,371	357	444	7,588
Acquisitions(1)	—	—	—	466	466
Impairment(2)	—	—	(182)	(32)	(214)
Foreign currency translation adjustments	44	—	14	—	58
Other(3)	(41)	—	5	(7)	(43)

Balance at December 31, 2007	5,419	1,371	194	871	7,855
Acquisitions(4)	—	—	—	311	311
Impairment(5)	—	(1,239)	(186)	(115)	(1,540)
Foreign currency translation adjustments	(54)	—	(8)	—	(62)
Other	(2)	—	—	(12)	(14)

Balance at December 31, 2008	$5,363	132	—	1,055	6,550

(1)
During the year ended December 31, 2007, Liberty completed several exchange transactions in which it received ANLBC, Leisure Arts and WFRV TV Station. Liberty also acquired Backcountry and Bodybuilding for cash. The foregoing transactions resulted in the recording of $466 million of goodwill. The goodwill recorded for these transactions represents the difference between the consideration paid and the estimated fair value of the assets acquired.

(2)
In connection with its 2007 annual evaluation of the recoverability of Starz Media's goodwill, Liberty estimated the fair value of Starz Media's reporting units and concluded that the carrying value of certain reporting units exceeded their respective fair values. Accordingly, Liberty recognized a $182 million impairment charge related to goodwill. During the third quarter of 2007, FUN recognized a $32 million goodwill and $9 million other intangible impairment loss related to its sports information division due to new competitors in the marketplace and the resulting loss of revenue and operating income.

(3)
Other activity for QVC in 2007 primarily relates to the reversal of certain tax reserves in connection with the adoption of FIN 48. Such tax reserves were established prior to Liberty's acquisition of a controlling interest in QVC in 2003. Accordingly, the offset to the reversal of the tax reserves was a reduction of goodwill.

(4)
In 2008, Liberty completed the News Corporation Exchange described in note 8, as well as several small acquisitions. Liberty recorded $249 million of goodwill related to Liberty Sports Group in connection with the News Corporation Exchange.

(5)
In the third quarter of 2008, based on certain triggering events, Liberty evaluated the recoverability of WFRV TV Station's long-lived assets and preliminarily determined that a $34 million impairment charge was needed. Such amount was further adjusted to $59 million in the fourth quarter of 2008. Additionally, Liberty performed its annual evaluation of the recoverability of its goodwill and other indefinite lived intangible assets pursuant to Statement 142. In its Step 1 Test,

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

  Liberty estimated the fair value of each of its reporting units using a combination of discounted cash flows and market based valuation methodologies. For those reporting units whose estimated fair value exceeded the carrying value, no further testwork was required and no impairment was recorded. For those reporting units whose carrying value exceeded the fair value, a Step 2 Test was performed. In the Step 2 Test, the fair value of the reporting unit was allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge. In connection with its analysis, Liberty recorded the following impairment charges (amounts in millions):

Starz Entertainment	$1,239
Starz Media	192
WFRV TV Station	59
Other	79

$1,569

  Liberty believes that the foregoing impairment charges, which also include $29 million of impairments of intangible assets other than goodwill, are due in large part to the current economic crisis and the downward impact it has had on perceptions of future growth prospects and valuation multiples for its reporting units.

  While Starz Entertainment has had increasing revenue and Adjusted OIBDA, as defined in note 21, in recent years, it failed the Step 1 Test due to the aforementioned lower future growth expectations and the compression of market multiples. In performing the Step 2 Test, Starz Entertainment allocated a significant portion of its estimated fair value to amortizable intangibles such as affiliation agreements and trade names which have little or no carrying value. The resulting residual goodwill was significantly less than its carrying value. Accordingly, Starz Entertainment recorded an impairment charge. The impairment loss for Starz Media is due primarily to a lowered long-term forecast for its home video distribution reporting unit resulting from the current economic conditions.

  While QVC's results of operations have been adversely impacted by the current economic crisis, QVC passed its Step 1 Test and Liberty believes QVC's long-lived assets, including its goodwill, are recoverable. This determination is based on several factors. In 2003, Liberty acquired substantially all of the remaining interest in QVC that it did not previously own (approximately 57%). In this transaction only the 57% interest in the assets and liabilities acquired were recorded at their then fair market values based on the step acquisition accounting rules applicable at that time. The rest of QVC's basis in the assets and liabilities was reflected at historical cost which was significantly less than fair value. The vast majority of QVC's goodwill balances arose from this step acquisition. As a result, the amount of goodwill reflected at QVC is significantly less than it would have been if 100% of the shares had been acquired in that transaction. Secondly, QVC's Adjusted OIBDA has increased from $1,013 million in 2003 to $1,502 million in 2008 which translates into an 8% cumulative annual growth rate. As a result, even with a decline in Adjusted OIBDA in 2008, the business is significantly larger than it was when the goodwill was initially recorded. Lastly, the nature and structure of QVC's operations as a national electronic retailer without the capital costs of maintaining local physical points of presence like retail stores allows it to retain a significant portion of its Adjusted OIBDA which contributes to favorable valuation metrics in the

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

  discounted cash flow model principally used in the Step 1 Test. Liberty also considered in its Step 1 Test the significant decline in the equity market capitalization of the Liberty Interactive tracking stock group during 2008 and developed a reconciliation of this market capitalization to its estimates of the aggregate fair value for the reporting units attributable to the Interactive tracking stock group. The reconciling items were principally ascribed to control premiums associated with Liberty's consolidated businesses that would not be reflected in public market trading prices, estimates of discounts that the marketplace might place on tracking stocks and estimates of other discounts the marketplace may have placed on perceived liquidity concerns and tax attributes of the Interactive tracking stock group. After considering all of this information Liberty's conclusion is that the fair value of the QVC reporting unit is clearly in excess of its carrying value.

Intangible Assets Subject to Amortization

        Intangible assets subject to amortization are comprised of the following:

	December 31, 2008			December 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Distribution rights	$2,403	(894)	1,509	2,326	(715)	1,611
Customer relationships	2,682	(987)	1,695	2,669	(785)	1,884
Other	938	(653)	285	911	(543)	368

Total	$6,023	(2,534)	3,489	5,906	(2,043)	3,863

        Distribution rights and customer relationships are amortized primarily over 14 years and 10-14 years, respectively. Amortization expense was $518 million, $512 million and $463 million for the years ended December 31, 2008, 2007 and 2006, respectively. Based on its amortizable intangible assets as of December 31, 2008, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2009	$484
2010	$447
2011	$410
2012	$374
2013	$388

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(12) Long-Term Debt

        Debt is summarized as follows:

		Carrying value December 31,
	Outstanding principal December 31, 2008
		2008	2007
	amounts in millions
Senior notes and debentures
7.875% Senior Notes due 2009	$104	104	668
7.75% Senior Notes due 2009	13	13	234
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	284	495
8.25% Senior Debentures due 2030	505	501	895
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	1,264	918	1,820
4% Exchangeable Senior Debentures due 2029	869	256	556
3.75% Exchangeable Senior Debentures due 2030	810	241	463
3.5% Exchangeable Senior Debentures due 2031	497	138	432
3.25% Exchangeable Senior Debentures due 2031	551	138	419
DIRECTV Collar Loan	1,981	1,981	—
Liberty bank facility	750	750	750
Liberty derivative loan	625	625	—
QVC bank credit facilities	5,230	5,230	4,023
Other subsidiary debt	247	247	159

Total consolidated Liberty debt	$14,536	12,227	11,715

Less current maturities		(868)	(191)

Total long-term debt		$11,359	11,524

Senior Notes and Debentures

        Interest on the Senior Notes and Senior Debentures is payable semi-annually based on the date of issuance.

        The Senior Notes and Senior Debentures are stated net of an aggregate unamortized discount of $9 million and $15 million at December 31, 2008 and 2007, respectively. Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Notes Due 2009

        On September 26, 2008, Liberty commenced cash tender offers for any and all of its outstanding 7 7/8% Senior Notes due 2009 ("7 7/8% Notes") and 7 3/4% Senior Notes due 2009 ("7 3/4% Notes"). The tender offers expired on October 27, 2008.

        In the tender offer for the 7 7/8% Notes, Liberty offered to pay total consideration of $1,007.50 for each $1,000 principal amount tendered and accepted for purchase, which included an early tender premium of $10.00 per $1,000 principal amount of 7 7/8% Notes.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        In the tender offer for the 7 3/4% Notes, Liberty offered to pay total consideration of $1,006.50 for each $1,000 principal amount tendered and accepted for purchase, which included an early tender premium of $10.00 per $1,000 principal amount of 7 3/4% Notes.

        Holders of approximately $566 million aggregate principal amount of 7 7/8% Notes and approximately $216 million aggregate principal amount of 7 3/4% Notes validly tendered their Notes pursuant to the tender offers, and Liberty accepted for payment all such Notes. In October 2008, Liberty paid a total of $803 million, including accrued interest of $15 million to settle all Notes tendered and accepted and recognized a loss on early extinguishment of $7 million.

        In addition to the foregoing tender offers, Liberty opted to settle a debt swap with respect to $4.9 million principal amount of the 7 3/4% Notes.

Senior Debentures due 2029 and 2030

        On November 3, 2008, Liberty commenced cash tender offers for the maximum amount of its outstanding 8 1/2% Senior Debentures due 2029 ("8 1/2% Debentures") and 8 1/4% Senior Debentures due 2030 ("8 1/4% Debentures") that could be purchased for $285 million at a purchase price per $1,000 principal amount determined in accordance with the procedures of a modified "Dutch Auction." Based on the Debentures that were tendered and the prices at which they were tendered, the purchase price to be paid by Liberty was determined to be $587.50 per $1,000 principal amount. The tender offer was oversubscribed, and the aggregate amount of Debentures validly tendered would have caused Liberty to spend more than $285 million. Therefore, Liberty accepted validly tendered Debentures on a prorated basis resulting in $175.8 million aggregate principal amount of 8 1/2% Debentures and $309.4 million aggregate principal amount of 8 1/4% Debentures for repurchase and recognized a gain on early extinguishment of $247 million.

        In addition to the foregoing tender offers, Liberty opted to settle debt swaps with respect to $87.8 million principal amount of the 8 1/4% Debentures and $37.0 million principal amount of the 8 1/2% Debentures.

Exchangeable Senior Debentures

        Each $1,000 debenture of Liberty's 3.125% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 57.4079 shares of Time Warner common stock. Liberty may, at its election, pay the exchange value in cash, Time Warner common stock, shares of Liberty common stock or a combination thereof. On or after April 5, 2013, Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest. On March 30, 2013 or March 30, 2018, each holder may cause Liberty to purchase its exchangeable debentures, and Liberty, at its election, may pay the purchase price in shares of Time Warner common stock, cash, Liberty common stock, or any combination thereof.

        The holders of Liberty's 0.75% Exchangeable Senior Debentures due 2023, which had an aggregate principal amount of approximately $1.75 billion, had the right to put such debentures to Liberty at 100% of par during the period from February 25, 2008 to March 24, 2008 for payment on March 31, 2008. Holders of approximately $486 million principal amount of debentures surrendered them for repurchase. Liberty elected to pay cash for the validly tendered debentures and obtained the necessary cash with borrowings against one of its equity collars. In addition, Liberty modified the terms of the debentures. Such modifications included (i) deferral of Liberty's ability to redeem the debentures from

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

April 5, 2008 to April 5, 2013, (ii) surrender of Liberty's right to pay holders with shares of Time Warner common stock upon maturity or redemption (but continue to allow Liberty to settle with Time Warner stock upon exchange or put by a holder) and (iii) increasing the rate of interest from 0.75% to 3.125% beginning March 30, 2008.

        Each $1,000 debenture of Liberty's 4% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 11.4743 shares of Sprint common stock and .5737 shares of Embarq Corporation ("Embarq"), which Sprint spun off to its shareholders in May 2006. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 3.75% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 8.3882 shares of Sprint common stock and .4194 shares of Embarq common stock. Liberty may, at its election, pay the exchange value in cash, Sprint and Embarq common stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

        Each $1,000 debenture of Liberty's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") is exchangeable at the holder's option for the value of 36.8189 shares of Motorola common stock. Such exchange value is payable, at Liberty's option, in cash, Motorola stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of a cash distribution made by Liberty in 2007 to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $837.38.

        Each $1,000 debenture of Liberty's 3.25% Exchangeable Senior Debentures is exchangeable at the holder's option for the value of 9.2833 shares of Viacom Class B common stock and 9.2833 shares of CBS Corporation ("CBS") Class B common stock, which Viacom spun off to its shareholders in December 2005. Such exchange value is payable at Liberty's option in cash, Viacom and CBS stock or a combination thereof. Liberty, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.

        In the fourth quarter of 2008, Liberty changed the attribution of its 3.25% Exchangeable Senior Debentures from the Entertainment Group to the Interactive Group along with $380 million in cash.

        Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.

Liberty Derivative Borrowing

        In April 2008, Liberty entered into an equity collar (the "DIRECTV Collar") for 110 million shares of DIRECTV common stock and a related credit facility (the "Collar Loan") against the present value of the put value of such collar. At the time of closing, Liberty borrowed $1,977 million. The Collar Loan is due as the DIRECTV Collar terminates in six tranches from June 2009 through August 2012. Each tranche is repayable during a six-month period based upon a formula that factors in several variables including the market price of DIRECTV common stock. Interest accrues at an effective weighted average interest rate of 3.5% and is due and payable as each tranche matures. Borrowings are

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

collateralized by the puts underlying the Collar Loan and 170 million shares of DIRECTV common stock owned by Liberty.

        In November 2008, Liberty chose to unwind 50% of the first tranche of the DIRECTV Collar. The first tranche expires in 2009 and originally had 22.5 million DIRECTV shares underlying it. As part of this transaction, Liberty repaid the portion of the Collar Loan ($228.4 million) associated with the shares that were unwound. Such repayment was funded with (1) proceeds from the collar unwind ($45.5 million), (2) funds borrowed from the remaining capacity of the Collar Loan ($181.1 million) and (3) cash on hand ($1.8 million). As a result of this transaction, the amount of the Collar Loan due in 2009 is approximately $258 million including accrued interest.

        The DIRECTV Collar contains a provision that allows the counterparty to terminate a portion of the DIRECTV Collar if the total number of shares of DIRECTV underlying the DIRECTV Collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the DIRECTV Collar, the repayment of the corresponding debt would be accelerated. The counterparty has agreed to waive its right to terminate a portion of the DIRECTV Collar until early May 2009, subject to the condition that the total number of shares underlying the DIRECTV Collar does not exceed 23% of the outstanding public float of DIRECTV common stock. As of December 31, 2008, the total number of shares underlying the DIRECTV Collar did not exceed the 23% limit.

Liberty Bank Facility

        Represents borrowings related to the Investment Fund described in note 9 above. Borrowings accrue interest at LIBOR plus an applicable margin (3.76% at December 31, 2008).

Liberty Derivative Loan

        In 2008, Liberty borrowed $1,425 million against certain of its derivative positions and subsequently repaid $800 million of such amount. Such borrowings are due in 2010 and accrue interest at LIBOR plus an applicable margin (4.75% at December 31, 2008).

QVC Bank Credit Facilities

        QVC is party to an unsecured $3.5 billion bank credit facility dated March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of two $800 million U.S. dollar term loans, a $600 million multi-currency term loan that was drawn in U.S. dollars, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. Substantially all revolving loans were fully drawn as of December 31, 2008. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

        QVC is party to a second credit agreement dated October 4, 2006, as amended on March 20, 2007 (the "October 2006 Credit Agreement"), which provides for an additional unsecured $1.75 billion credit facility, consisting of an $800 million initial term loan and $950 million of delayed draw term loans, all of which has been drawn. The loans are scheduled to mature on October 4, 2011.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        All loans under the March 2006 Credit Agreement and the October 2006 Credit Agreement bear interest at a rate equal to (i) LIBOR for the interest period selected by QVC plus a margin that varies based on QVC's leverage ratio or (ii) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by the respective Administrative Agent from time to time. The weighted average interest rate for all borrowings under QVC's Credit Agreements at December 31, 2008 was 2.46%. QVC is required to pay a commitment fee quarterly in arrears on the unused portion of the commitments. Such fees have not been significant to date.

        The credit agreements contain restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at December 31, 2008.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Until December 2008, Liberty accounted for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, the swaps no longer qualify as cash flow hedges under Statement No. 133. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying consolidated statements of operations.

        QVC is also party to two interest rate swap arrangements with an aggregate notional amount of $600 million. These swap arrangements, which expire in October 2010, provide for QVC to make fixed payments at 3.07% and to receive variable payments at 3 month LIBOR. These swap arrangements do not qualify as cash flow hedges under Statement 133.

Other Subsidiary Debt

        Other subsidiary debt at December 31, 2008 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Five Year Maturities

        The U.S. dollar equivalent of the annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2009	$874
2010	$999
2011	$5,961
2012	$1,286
2013	$816

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows:

	December 31,
	2008	2007
	amounts in millions
Fixed rate senior notes	$618	1,655
Senior debentures	$501	1,323

        Due to the low risk nature of the Collar Loan, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt, approximated fair value at December 31, 2008.

(13) Income Taxes

        Income tax benefit (expense) consists of:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Current:
Federal	$(240)	(91)	(513)
State and local	(20)	(81)	(92)
Foreign	(94)	(93)	(112)

	(354)	(265)	(717)

Deferred:
Federal	2,253	(141)	352
State and local	291	24	99
Foreign	10	1	4

	2,554	(116)	455

Income tax benefit (expense)	$2,200	(381)	(262)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Computed expected tax expense	$(557)	(855)	(346)
Nontaxable exchange of investments for subsidiaries and cash	2,931	541	—
Change in estimated foreign and state tax rates	2	(4)	130
State and local income taxes, net of federal income taxes	171	(40)	(34)
Foreign taxes, net of foreign tax credits	31	(1)	(20)
Change in valuation allowance affecting tax expense	2	(9)	76
Impairment of goodwill not deductible for tax purposes	(462)	(11)	(39)
Disposition of nondeductible goodwill in sales transaction	—	—	(43)
Minority interest	(15)	(3)	(10)
Recognition of tax benefits (expense) not previously recognized, net	75	(6)	(5)
Dividends received deduction	—	12	12
Disqualifying disposition of incentive stock options not deductible for book purposes	—	—	14
Other, net	22	(5)	3

Income tax benefit (expense)	$2,200	(381)	(262)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2008	2007
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$356	310
Accrued stock compensation	89	90
Other accrued liabilities	259	206
Deferred revenue	370	316
Other future deductible amounts	142	117

Deferred tax assets	1,216	1,039
Valuation allowance	(62)	(63)

Net deferred tax assets	1,154	976

Deferred tax liabilities:
Investments	2,932	5,972
Intangible assets	2,147	2,284
Discount on exchangeable debentures	1,652	1,167
Other	114	109

Deferred tax liabilities	6,845	9,532

Net deferred tax liabilities	$5,691	8,556

        The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2008	2007
	amounts in millions
Current deferred tax liabilities	$781	93
Long-term deferred tax liabilities	4,910	8,463

Net deferred tax liabilities	$5,691	8,556

        The Company's valuation allowance decreased $1 million in 2008. Such decrease is due to a $2 million decrease that affected tax expense and a $1 million increase for acquisitions.

        At December 31, 2008, Liberty had net operating and capital loss carryforwards for income tax purposes aggregating approximately $693 million which, if not utilized to reduce taxable income in future periods, will expire as follows: 2009: $316 million; 2011: $140 million; 2012: $85 million; 2013: $25 million and beyond 2013: $127 million. Of the foregoing net operating and capital loss carryforward amount, approximately $240 million is subject to certain limitations and may not be currently utilized. The remaining $453 million is currently available to be utilized to offset future taxable income of Liberty's consolidated tax group.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        From the date Liberty issued its exchangeable debentures through 2007, Liberty claimed interest deductions on such exchangeable debentures for federal income tax purposes based on the "comparable yield" at which it could have issued a fixed-rate debenture with similar terms and conditions. In all instances, this policy resulted in Liberty claiming interest deductions significantly in excess of the cash interest currently paid on its exchangeable debentures. In this regard, Liberty deducted $2,847 million in cumulative interest expense associated with the exchangeable debentures since the Company's 2001 split off from AT&T Corp. ("AT&T"). Of that amount, $844 million represents cash interest payments. Interest deducted in prior years on its exchangeable debentures contributed to net operating losses ("NOLs") or offset taxable income earned in prior taxable years.

        In connection with the IRS' examination of Liberty's 2003 through 2007 tax returns, the IRS notified Liberty during the third quarter of 2007 that it believed the interest expense on Liberty's exchangeable debentures was not deductible for the period following Liberty's split-off from AT&T. In February 2008, Liberty reached a settlement with the IRS, which stipulates that interest deductions claimed on a portion of the exchangeable debentures were disallowed and instead will reduce Liberty's gain on the future redemption or other retirement of such debt. The cumulative amount of interest deductions disallowed through December 31, 2007 under the settlement is $546 million. As a result, a portion of Liberty's NOLs were eliminated and Liberty had net taxable income in 2006 and 2007 on its amended tax returns. Consequently, Liberty expects to remit federal income tax payments for the foreseeable future.

        The settlement did not have a material impact on Liberty's total tax expense in 2008 as the resulting increase in current tax expense was largely offset by a decrease in deferred tax expense.

        A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2008	2007
	amounts in millions
Balance at beginning of year	$462	422
Additions based on tax positions related to the current year	28	45
Additions for tax positions of prior years	7	9
Reductions for tax positions of prior years	(78)	(7)
Lapse of statute and settlements	(23)	(7)

Balance at end of year	$396	462

        As of December 31, 2008, the Company had recorded tax reserves of $396 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $334 million would be reflected in the Company's tax expense and affect its effective tax rate. Liberty's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

        As of December 31, 2008, the Company's 2001 through 2004 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2005 through 2007 tax years. The Company's tax loss carryforwards from its 2004 through 2007 tax years are still subject to adjustment. The Company's 2008 tax year is being examined currently as part of the IRS's Compliance

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Assurance Process ("CAP") program. The states of California and New York are currently examining the Company's 2003 through 2005 tax years. The Company is currently under audit in the UK, Japan, and Germany. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $12 million.

        As of December 31, 2008, the Company had recorded $26 million of accrued interest and penalties related to uncertain tax positions.

(14) Transactions with Officers and Directors

Chairman's Employment Agreement

        On December 12, 2008, the Compensation Committee (the "Committee") of LMC's board of directors determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 in satisfaction of Liberty's obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the "8% Plan"), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 8% Plan currently aggregates approximately $2.4 million. Under the second plan (the "13% Plan"), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 13% Plan currently aggregates approximately $20 million. Both deferred compensation plans had provided for payment of the amounts owed to him in 240 monthly installments beginning upon termination of his employment. Under his salary continuation plan, the Chairman would have been entitled to receive $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date of the first payment, (the "Base Amount") per month for 240 months beginning upon termination of his employment. The amount owed to the Chairman under the salary continuation plan currently aggregates approximately $39 million. There is no further accrual of interest under the salary continuation plan once payments have begun.

        The Committee has determined to modify all three plans to begin making payments to the Chairman in 2009, while he remains employed by the company. By commencing payments under the salary continuation plan, interest will cease to accrue on the Base Amount. As a result of these modifications, and assuming the first payment is made at the beginning of February of 2009, the Chairman will receive 240 equal monthly installments as follows: (1) approximately $20,000 under the 8% Plan; (2) approximately $237,000 under the 13% Plan; and (3) approximately $164,000 under the salary continuation plan.

        The Committee also approved certain immaterial amendments to the Chairman's employment agreement intended to comply with Section 409A of the Internal Revenue Code.

Stock Purchases from Chairman

        In October 2008, LMC purchased 4.5 million shares of LMC's Series A Liberty Capital common stock from its Chairman for $11 per share in cash pursuant to LMC's stock repurchase program.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(15) Stock Options and Stock Appreciation Rights

LMC—Incentive Plans

        Pursuant to the Liberty Media Corporation 2000 Incentive Plan, as amended from time to time (the "2000 Liberty Incentive Plan"), certain employees of the Company hold stock options and SARs (collectively, "Awards") to purchase shares of Series A and Series B Liberty Capital, Liberty Entertainment and Liberty Interactive common stock. The 2000 Liberty Incentive Plan provides for Awards to be made in respect of a maximum of 82.2 million shares of LMC common stock. On May 1, 2007, shareholders of LMC approved the Liberty Media Corporation 2007 Incentive Plan. The 2007 Plan provides for Awards to be made in respect of a maximum of 51.4 million shares of LMC common stock. LMC issues new shares upon exercise of equity awards.

        Pursuant to the Liberty Media Corporation 2002 Nonemployee Director Incentive Plan, as amended from time to time (the "NDIP"), the LMC Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

LMC—Grants

        Awards granted pursuant to the Liberty Incentive Plan and the NDIP in 2006 prior to the Restructuring are provided in the table below. The exercise prices in the table represent the exercise price on the date of grant and have not been adjusted for the effects of the Restructuring or other LMC recapitalizations.

Grant year	Grant group	Grant type	Number of awards granted	Weighted average exercise price	Vesting period	Term	Weighted average grant date fair value
Series A Awards
2006	Employees	Options	2,473,275	$8.24	4 years	7 years	$2.28
2006	Non-employee directors	Options	150,000	$8.70	1 year	10 years	$2.74

        During the year ended December 31, 2008, LMC granted 1,285,787 options with a weighted average grant-date fair value of $1.19 to purchase shares of Series A Liberty Capital common stock, 9,405,564 options with a weighted average grant-date fair value of $2.30 to purchase shares of Series A Liberty Interactive common stock and 5,261,721 options with a weighted average grant-date fair value of $5.79 to purchase shares of Liberty Entertainment common stock.

        During the year ended December 31, 2007, LMC granted 739,681 options to purchase shares of Series A Liberty Capital common stock and 6,093,384 shares of Series A Liberty Interactive common stock to certain of its directors, officers and employees and officers and employees of certain subsidiaries. The Series A Liberty Capital options and the Series A Liberty Interactive options granted in 2007 had a weighted average grant date fair value of $28.78 and $5.88, respectively.

        In 2006, subsequent to the Restructuring, LMC granted 10,018,000 options to purchase Series A Liberty Interactive stock to officers and employees of certain of its subsidiaries. Such options had an estimated weighted average grant-date fair value of $4.94 per share.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Prior to 2007, the Company calculated the expected term of the Awards using the methodology included in SEC Staff Accounting Bulletin No. 107. In 2008 and 2007, the Company estimated the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded LMC options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

        The following table presents the volatilities used by LMC in the Black-Scholes Model for the 2007 and 2008 grants.

Volatility
2007 grants
Liberty Capital options	17.5%-19.7%
Liberty Interactive options	20.8%-25.3%
2008 grants
Liberty Capital options	19.7%-29.4%
Liberty Interactive options	25.3%-36.5%
Liberty Entertainment options	19.7%-29.4%

LMC—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of certain options and SARs to purchase LMC common stock granted to certain officers, employees and directors of the Company. The table assumes the Reclassification had been effective as of January 1, 2008.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Entertainment	WAEP
	numbers of options in thousands
Outstanding at January 1, 2008	2,787	$14.21	24,811	$19.97	11,120	$20.74
Granted	1,286	$3.62	9,406	$7.78	5,262	$17.72
Exercised	(26)	$10.58	(36)	$12.62	(366)	$19.09
Forfeited	(16)	$13.56	(2,820)	$18.01	(38)	$27.22

Outstanding at December 31, 2008	4,031	$10.83	31,361	$16.48	15,978	$19.77

Exercisable at December 31, 2008	2,127	$13.91	14,848	$20.49	8,245	$20.32

        There were no grants or exercises of any of LMC's Series B options during 2008, except that 90,000 options for Series B Liberty Capital common stock with an exercise price of $12.69 were exercised.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The following table provides additional information about outstanding options to purchase LMC common stock at December 31, 2008.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,031	$10.83	4.9 years	$1,394	2,127	$13.91	$—
Series B Capital	1,408	$15.20	2.2 years	$—	1,408	$15.20	$—
Series A Interactive	31,361	$16.48	4.9 years	$829	14,848	$20.49	$—
Series B Interactive	7,491	$23.41	2.4 years	$—	7,491	$23.41	$—
Series A Entertainment	15,978	$19.77	4.9 Years	$4,228	8,245	$20.32	$3,358
Series B Entertainment	5,993	$21.57	2.4 Years	$—	5,993	$21.57	$—

LMC—Exercises

        The aggregate intrinsic value of all options exercised during the years ended December 31, 2008, 2007 and 2006 was $3 million, $16 million and $52 million, respectively.

LMC—Restricted Stock

        The following table presents the number and weighted average grant-date fair value ("WAFV") of unvested restricted shares of LMC common stock held by certain officers and employees of the Company as of December 31, 2008 (numbers of shares in thousands).

	Number of shares	WAFV
Series A Liberty Capital	429	$4.01
Series A Liberty Interactive	1,005	$4.89
Series A Liberty Entertainment	1,482	$23.41

        The aggregate fair value of all restricted shares of LMC common stock that vested during the years ended December 31, 2008, 2007 and 2006 was $4 million, $28 million and $30 million, respectively.

QVC Awards

        QVC had a qualified and nonqualified combination stock option/stock appreciation rights plan (collectively, the "Tandem Plan"). On August 14, 2006, QVC terminated the Tandem Plan and offered to exchange Liberty Interactive Share Units, as defined below, for all outstanding unvested QVC Awards as of September 30, 2006 (the "Exchange Offer"). Each holder of unvested QVC options who accepted the Exchange Offer received Liberty Interactive Share Units in an amount equal to the in-the-money value of the exchanged QVC options divided by the closing market price of Series A Liberty Interactive common stock on the trading day preceding commencement of the Exchange Offer. Liberty Interactive Share Units vest on the same vesting schedule as the unvested QVC Awards and represent the right to receive a cash payment equal to the value of Liberty Interactive common stock on the vesting date. Liberty accounted for the Exchange Offer as a settlement of the outstanding unvested QVC Awards. The difference between the fair value of the Liberty Interactive Share Units

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

and the fair value of unvested QVC Awards was reflected as a reduction to 2006 stock-based compensation.

        Also on August 14, 2006, a subsidiary of Liberty offered to purchase for cash all outstanding shares of QVC common stock owned by officers and employees of QVC and all vested QVC Awards (the "Tender Offer"). The Exchange Offer and the Tender Offer both expired on September 30, 2006. All vested QVC Awards and substantially all outstanding shares of QVC common stock were tendered as of September 30, 2006 resulting in cash payments aggregating approximately $258 million. The remaining shares of QVC common stock were redeemed subsequent to September 30, 2006 for additional aggregate cash payments of approximately $17 million. Liberty accounted for the cash paid for outstanding shares of QVC common stock as the acquisition of a minority interest. The difference between the cash paid and the carrying value of the minority interest was allocated to intangible assets using a purchase accounting model. The cash paid for vested options was less than the carrying value of the related liability. Such difference was reflected as a reduction to 2006 stock-based compensation. The aggregate credit to stock-based compensation for the Exchange Offer and the Tender Offer was $24 million.

Starz Entertainment

        Starz Entertainment has outstanding Phantom Stock Appreciation Rights ("PSARS") held by its former chief executive officer. Such PSARs are fully vested and expire on October 17, 2011, and Starz Entertainment has accrued $111 million as of December 31, 2008 related to the PSARs. Such amount is payable in cash, Liberty common stock or a combination thereof.

Other

        Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to Liberty.

(16) Employee Benefit Plans

        LMC is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in LMC and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in LMC common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $31 million, $26 million and $27 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(17) Other Comprehensive Earnings (Loss)

        Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign currency translation adjustments	Unrealized holding gains (losses) on securities	Share of AOCI of equity affiliates	Other	Accumulated other comprehensive earnings (loss), net of taxes
	amounts in millions
Balance at January 1, 2006	$59	3,362	—	—	3,421
Other comprehensive earnings	110	2,420	1	—	2,531

Balance at December 31, 2006	169	5,782	1	—	5,952
Other comprehensive earnings (loss)	95	(1,931)	3	(46)	(1,879)

Balance at December 31, 2007	264	3,851	4	(46)	4,073
Other comprehensive loss	(46)	(2,812)	(43)	(62)	(2,963)
Cumulative effect of accounting change	—	(1,040)	—	—	(1,040)

Balance at December 31, 2008	$218	(1)	(39)	(108)	70

        The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2008:
Foreign currency translation adjustments	$(74)	28	(46)
Unrealized holding losses on securities arising during period	(1,310)	498	(812)
Reclassification adjustment for holding gains realized in net earnings	(3,226)	1,226	(2,000)
Share of other comprehensive loss of equity affiliates	(69)	26	(43)
Other	(100)	38	(62)

Other comprehensive loss	$(4,779)	1,816	(2,963)

Year ended December 31, 2007:
Foreign currency translation adjustments	$153	(58)	95
Unrealized holding losses on securities arising during period	(2,510)	954	(1,556)
Reclassification adjustment for holding gains realized in net earnings	(605)	230	(375)
Share of other comprehensive earnings of equity affiliates	5	(2)	3
Other	(74)	28	(46)

Other comprehensive loss	$(3,031)	1,152	(1,879)

Year ended December 31, 2006:
Foreign currency translation adjustments	$177	(67)	110
Unrealized holding gains on securities arising during period	4,202	(1,597)	2,605
Reclassification adjustment for holding gains realized in net loss	(298)	113	(185)
Share of other comprehensive earnings of equity affiliates	2	(1)	1

Other comprehensive earnings	$4,083	(1,552)	2,531

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(18) Transactions with Related Parties

        The Company has made interest-bearing cash advances to LMC. Such advances, including accrued interest, aggregated $4,384 million as of December 31, 2008. Interest, which accrues daily at 1-year LIBOR plus 1.35% (4.53% at December 31, 2008), aggregated $209 million, $156 million and $26 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        During the period from February 27, 2008 to December 31, 2008, subsidiaries of Liberty recognized aggregate revenue of $264 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $31 million to DIRECTV for carriage and marketing.

        Starz Entertainment pays Revolution Studios ("Revolution"), an equity affiliate, fees for the rights to exhibit films produced by Revolution. Payments aggregated $46 million, $58 million and $69 million in 2008, 2007 and 2006, respectively.

(19) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers and other distributors throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at December 31, 2008 is reflected as a liability in the accompanying consolidated balance sheet. The balance due as of December 31, 2008 is payable as follows: $95 million in 2009 and $7 million in 2010.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at December 31, 2008. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $438 million in 2009; $172 million in 2010; $99 million in 2011; $94 million in 2012; $83 million in 2013 and $214 million thereafter.

        In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2012 and all qualifying films that are released theatrically in the United States by studios owned by Sony Pictures Entertainment ("Sony") through 2016. Films are generally available to Starz Entertainment for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant. In February 2009, Disney announced that it has agreed to enter into a long-term distribution arrangement with DreamWorks Studios. Under the terms of this arrangement, Disney will handle distribution and marketing for approximately six DreamWorks films each year. As a result of this arrangement, the number of qualifying films under Starz Entertainment's output agreement with Disney may be higher than it would have been otherwise.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

        In connection with an option exercised by Sony to extend the Sony contract through 2013, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011. Starz Entertainment's payments to Sony will be amortized ratably as programming expense over the three-year period beginning when Starz Entertainment receives the first qualifying film released theatrically by Sony in 2011. In December 2008, Starz Entertainment entered into a new agreement with Sony for theatrical releases through 2016. Under the extension, Starz Entertainment has agreed to pay Sony $120 million in three equal annual installments beginning in 2015. Such payments will be amortized ratably as programming expense over the three-year period beginning when Starz Entertainment receives the first qualifying film released theatrically by Sony in 2014.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At December 31, 2008, Liberty's guarantees for obligations for films released by such date aggregated $756 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Sports Rights

        Liberty Sports Group has entered into agreements with various professional and collegiate sports teams and leagues to purchase the rights to broadcast games through 2020. At December 31, 2008, such commitments aggregated $1,558 million and are due as follows: $160 million in 2009; $134 million in 2010; $133 million in 2011; $121 million in 2012; $105 million in 2013 and $905 million thereafter.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2008 aggregated $187 million, which is payable as follows: $81 million in 2009, $47 million in 2010, $35 million in 2011 and $24 million in 2012. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Operating Leases

        Liberty leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $52 million, $45 million and $32 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2008 follows (amounts in millions):

Years ending December 31:
2009	$37
2010	$33
2011	$28
2012	$23
2013	$21
Thereafter	$75

        It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2008.

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

        AT&T has requested a refund from Liberty of $91 million, plus accrued interest, relating to losses that it generated and was able to carry back to offset taxable income previously offset by Liberty's losses. AT&T has asserted that Liberty's losses caused AT&T to pay alternative minimum tax ("AMT") that it would not have been otherwise required to pay had Liberty's losses not been included in its return. Liberty has accrued approximately $70 million representing its estimate of the amount it may ultimately pay (excluding accrued interest, if any) to AT&T as a result of these requests. Although Liberty has not reduced its accrual for any future refunds, Liberty believes it is entitled to a refund when AT&T is able to realize a benefit in the form of a credit for the AMT previously paid.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

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

(20) Information About Liberty's Operating Segments

        Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of Liberty's businesses is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

        Liberty evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, Liberty reviews nonfinancial measures such as subscriber growth, penetration, website visitors, conversion rates and active customers, as appropriate.

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

        For the year ended December 31, 2008, Liberty has identified the following businesses as its reportable segments:

  •
  QVC—consolidated subsidiary that markets and sells a wide variety of consumer products in the United States and several foreign countries, primarily by means of televised shopping programs on the QVC networks and via the Internet through its domestic and international websites.

  •
  Starz Entertainment—consolidated subsidiary that provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

  •
  Starz Media—consolidated subsidiary that develops, acquires, produces and distributes live-action and animated films and television productions for the home video, film, broadcast and direct-to-consumer markets.

  •
  DIRECTV—equity affiliate that provides digital television entertainment delivered by satellite in the United States and Latin America.

  •
  Expedia—equity affiliate that provides travel services to leisure and corporate travelers.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the summary of significant policies.

Performance Measures

	Years ended December 31,
	2008		2007		2006
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$7,303	1,502	7,397	1,652	7,074	1,656
Starz Entertainment	1,111	301	1,066	264	1,033	186
Starz Media	321	(189)	254	(143)	86	(24)
Corporate and other	1,349	(31)	706	(42)	420	(35)

Consolidated Liberty	$10,084	1,583	9,423	1,731	8,613	1,783

Equity Affiliates
DIRECTV	$19,693	5,015

Expedia	$2,937	636	2,665	607	2,238	509

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Other Information

	December 31,
	2008			2007
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$21,567	8	144	20,620	—	276
Starz Entertainment	1,462	—	7	2,773	—	10
Starz Media	654	—	3	661	—	5
Corporate and other	26,055	14,482	49	28,319	1,817	25

	49,738	14,490	203	52,373	1,817	316
Intercompany eliminations	(7,835)	—	—	(6,724)	—	—

Consolidated Liberty	$41,903	14,490	203	45,649	1,817	316

Equity Affiliates
DIRECTV	$16,539		2,229

Expedia	$5,894		160	8,295		87

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings from continuing operations before income taxes and minority interest:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
Consolidated segment Adjusted OIBDA	$1,583	1,731	1,783
Stock-based compensation	(50)	(93)	(67)
Depreciation and amortization	(710)	(675)	(582)
Impairment of long-lived assets	(1,569)	(223)	(113)
Interest expense	(719)	(641)	(680)
Share of earnings (losses) of affiliates	(838)	22	91
Realized and unrealized gains (losses) on derivative instruments, net	148	1,269	(279)
Gains on dispositions, net	3,679	646	607
Other than temporary declines in fair value of investments	(441)	(33)	(4)
Other, net	552	476	258

Earnings from continuing operations before income taxes and minority interest	$1,635	2,479	1,014

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

Revenue by Geographic Area

        Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2008	2007	2006
	amounts in millions
United States	$7,582	7,183	6,504
Germany	956	870	848
Other foreign countries	1,546	1,370	1,261

Consolidated Liberty	$10,084	9,423	8,613

Long-lived Assets by Geographic Area

	December 31,
	2008	2007
	amounts in millions
United States	$772	803
Germany	269	263
Other foreign countries	290	285

Consolidated Liberty	$1,331	1,351

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

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Omitted pursuant to General Instruction I(2)(c) of Form 10-K

Item 14.    Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements, including our consolidated subsidiaries, for 2008 and 2007, and fees billed for other services rendered by KPMG LLP:

	2008	2007
Audit fees	$5,466,000	5,816,000
Audit related fees(1)	370,000	236,000

Audit and audit related fees	5,836,000	6,052,000
Tax fees(2)	1,056,000	1,914,000

Total fees	$6,892,000	7,966,000

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

        LMC's audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and does not believe that the provision of such other services is incompatible with KPMG LLP maintaining its independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        We are a wholly owned subsidiary of LMC, which is our sole member-manager. Accordingly, we do not have a separate board of directors or audit committee. The audit committee of LMC's board of directors acts on our behalf. We and LMC share the same independent auditor, KPMG LLP.

        On May 5, 2006, the audit committee of LMC adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by the independent auditor. Pursuant to this policy,

III-1

LMC's audit committee has approved the engagement of the independent auditor to provide the following services (collectively the pre-approved services):

  •
  audit services as specified in the policy, including (i) financial audits of LMC and its subsidiaries, (ii) services associated with periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of management's reports on internal controls and (iv) consultations with management as to accounting or reporting of transactions;

  •
  audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) attestation services not required by statute or regulation, (iv) certain audits incremental to the audit of LMC's consolidated financial statements, and (v) closing balance sheet audits related to dispositions; and

  •
  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

        Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is expected to result in fees in excess of $100,000 requires the specific pre-approval of LMC's audit committee. In addition, any engagement of independent auditors for services other than the pre-approved services requires the specific approval of LMC's audit committee. LMC's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Donne F. Fisher currently serves as the chairman of LMC's audit committee.

        The pre-approval policy prohibits the engagement of the independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

        All services provided to us by the independent auditor during 2008 were approved in accordance with the terms of the policy.

III-2

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements

Included in Part II of this Report:

Page No.
Liberty Media LLC:
	Report of Independent Registered Public Accounting Firm	II-21
	Consolidated Balance Sheets, December 31, 2008 and 2007	II-22
	Consolidated Statements of Operations, Years ended December 31, 2008, 2007 and 2006	II-24
	Consolidated Statements of Comprehensive Earnings, Years ended December 31, 2008, 2007 and 2006	II-25
	Consolidated Statements of Cash Flows, Years Ended December 31, 2008, 2007 and 2006	II-26
	Consolidated Statements of Member's Equity, Years ended December 31, 2008, 2007 and 2006	II-27
	Notes to Consolidated Financial Statements, December 31, 2008, 2007 and 2006	II-28
(a)(2)	Financial Statement Schedules
	(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(ii) Separate financial statements for The DIRECTV Group, Inc:
	Report of Independent Registered Public Accounting Firm	IV-5
	Consolidated Statements of Operations, Years ended December 31, 2008, 2007 and 2006	IV-6
	Consolidated Balance Sheets, December 31, 2008 and 2007	IV-7
	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, Years ended December 31, 2008, 2007 and 2006	IV-8
	Consolidated Statements of Cash Flows, Years ended December 31, 2008, 2007 and 2006	IV-9
	Notes to the Consolidated Financial Statements	IV-10
(iii) Separate financial statements for Expedia, Inc.:
	Report of Independent Registered Public Accounting Firm	IV-48
	Consolidated Statements of Operations, Years ended December 31, 2008, 2007 and 2006	IV-49
	Consolidated Balance Sheets, December 31, 2008 and 2007	IV-50
	Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), Years ended December 31, 2008, 2007 and 2006	IV-51
	Consolidated Statements of Cash Flows, Years ended December 31, 2008, 2007 and 2006	IV-53
	Notes to Consolidated Financial Statements	IV-54

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

  4.2
  The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10—Material Contracts:

  10.1
  Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty (File No. 333-86491) as filed on September 3, 1999 (the "Liberty S-4 Registration Statement")).

  10.2
  First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).

  10.3
  Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Liberty (File No. 333-93917) as filed on December 30, 1999 (the "Liberty S-1 Registration Statement")).

  10.4
  Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).

  10.5
  Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty

    Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).

  10.6
  Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).

  10.7
  Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty S-l Registration Statement).

  10.8
  Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Liberty S-l Registration Statement).

  10.9
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

  10.10
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

  10.11
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

  10.12
  Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-16615) as filed on March 15, 2004).

  10.13
  Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Media Corporation's ("LMC") Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009 (the "LMC 2008 10-K")).

  10.14
  Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the LMC 2008 10-K).

  10.15
  Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to LMC's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).

  10.16
  Employment Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 001-16615) as filed on December 30, 2005).

  10.17
  Letter Agreement regarding personal use of LMC's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and LMC (incorporated by reference to Exhibit 10.38 to LMC's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

  10.18
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

  10.19
  Amendment dated October 4, 2006 to the March 2006 Credit Agreement (incorporated by reference to Exhibit 99.2 to LMC's Current Report on Form 8-K (File No. 000-51990) as filed on October 10, 2006 (the "October 2006 8-K")).

  10.20
  $1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent, Bank of America N.A. and J.P. Morgan Securities Inc., as Syndication Agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).

  10.21
  Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and LMC (the "News Agreement") (incorporated by reference to Exhibit 10.38 to LMC's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).

  10.22
  Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and LMC (which is Exhibit A-I to the News Agreement) (incorporated by reference to Exhibit 10.39 to LMC's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).

  10.23
  Letter Agreement, dated as of May 6, 2008, by and among The DirecTV Group, Inc., LMC, Greenlady Corporation and Greenlady II, LLC (incorporated by reference to Exhibit 10.1 to The DirecTV Group, Inc.'s Current Report on Form 8-K (File No. 001-31945) as filed on May 7, 2008).

31.1
Rule 13a-14(a)/15d-14(a) Certification.*

31.2
Rule 13a-14(a)/15d-14(a) Certification.*

31.3
Rule 13a-14(a)/15d-14(a) Certification.*

32
Section 1350 Certification.*

*
Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The DIRECTV Group, Inc.
El Segundo, California

        We have audited the accompanying consolidated balance sheets of The DIRECTV Group, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The DIRECTV Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; effective December 31, 2007, the Company adopted the measurement date provision of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 26, 2009

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$19,693	$17,246	$14,755
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,298	7,346	6,201
Subscriber service expenses	1,290	1,240	1,111
Broadcast operations expenses	360	323	286
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,429	2,096	1,945
Upgrade and retention costs	1,058	976	870
General and administrative expenses	1,243	1,095	1,069
Gain from disposition of businesses	—	—	(118)
Depreciation and amortization expense	2,320	1,684	1,034

Total operating costs and expenses	16,998	14,760	12,398

Operating profit	2,695	2,486	2,357
Interest income	81	111	146
Interest expense	(360)	(235)	(246)
Other, net	55	26	42

Income from continuing operations before income taxes and minority interests	2,471	2,388	2,299
Income tax expense	(864)	(943)	(866)
Minority interests in net earnings of subsidiaries	(92)	(11)	(13)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations, net of taxes	6	17	—

Net income	$1,521	$1,451	$1,420

Basic earnings per common share:
Income from continuing operations	$1.36	$1.20	$1.13
Income from discontinued operations, net of taxes	0.01	0.01	—

Net income	$1.37	$1.21	$1.13

Diluted earnings per common share:
Income from continuing operations	$1.36	$1.20	$1.12
Income from discontinued operations, net of taxes	0.01	0.01	—

Net income	$1.37	$1.21	$1.12

Weighted average number of common shares outstanding (in millions):
Basic	1,110	1,195	1,262
Diluted	1,114	1,202	1,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,005	$1,083
Accounts receivable, net	1,423	1,535
Inventories	192	193
Deferred income taxes	68	90
Prepaid expenses and other	356	245

Total current assets	4,044	3,146
Satellites, net	2,476	2,026
Property and equipment, net	4,171	3,807
Goodwill	3,753	3,669
Intangible assets, net	1,172	1,577
Investments and other assets	923	838

Total assets	$16,539	$15,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,115	$3,032
Unearned subscriber revenues and deferred credits	362	354
Current portion of long-term debt	108	48

Total current liabilities	3,585	3,434
Long-term debt	5,725	3,347
Deferred income taxes	524	567
Other liabilities and deferred credits	1,749	1,402
Commitments and contingencies
Minority interests redeemable at fair value of $325 million as of December 31, 2008	103	11
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,000,000,000 shares authorized, 1,024,182,043 shares and 1,148,268,203 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	8,540	9,318
Accumulated deficit	(3,559)	(2,995)
Accumulated other comprehensive loss	(128)	(21)

Total stockholders' equity	4,853	6,302

Total liabilities and stockholders' equity	$16,539	$15,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Comprehensive Income, net of taxes
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2006	1,391,031,989	$10,956	$(3,002)	$(14)	$7,940
Net income			1,420		1,420	$1,420
Stock repurchased and retired	(184,115,524)	(1,452)	(1,525)		(2,977)
Stock options exercised and restricted stock units vested and distributed	19,573,728	257			257
Share-based compensation expense		39			39
Tax benefit from stock option exercises		42			42
Other		(6)			(6)
Minimum pension liability adjustment, net of tax				24	24	24
Adjustment to initially record funded status of defined benefit plans upon adoption of SFAS No. 158, net of tax				(46)	(46)
Foreign currency translation adjustments				2	2	2
Unrealized losses on securities, net of tax				(14)	(14)	(14)

Comprehensive income						$1,432

Balance at December 31, 2006	1,226,490,193	9,836	(3,107)	(48)	6,681
Net Income			1,451		1,451	$1,451
Stock repurchased and retired	(86,173,710)	(692)	(1,333)		(2,025)
Stock options exercised and restricted stock units vested and distributed	7,951,720	118			118
Share-based compensation expense		49			49
Tax benefit from stock option exercises		18			18
Other		(11)			(11)
Adjustment to initially record cumulative effect of adopting FIN 48, net of tax			(5)		(5)
Adjustment to record adoption of measurement date provisions of SFAS No. 158, net of tax			(1)		(1)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax				16	16	16
Foreign currency translation adjustments				(1)	(1)	(1)
Unrealized gains on securities, net of tax				12	12	12

Comprehensive income						$1,478

Balance at December 31, 2007	1,148,268,203	9,318	(2,995)	(21)	6,302
Net Income			1,521		1,521	$1,521
Stock repurchased and retired	(131,476,804)	(1,089)	(2,085)		(3,174)
Stock options exercised and restricted stock units vested and distributed	7,390,644	105			105
Share-based compensation expense		51			51
Tax benefit from stock option exercises		15			15
Capital contribution		160			160
Other		(20)			(20)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax				(87)	(87)	(87)
Unrealized losses on securities, net of tax				(20)	(20)	(20)

Comprehensive income						$1,414

Balance at December 31, 2008	1,024,182,043	$8,540	$(3,559)	$(128)	$4,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,521	$1,451	$1,420
Income from discontinued operations, net of taxes	(6)	(17)	—

Income from continuing operations	1,515	1,434	1,420
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,320	1,684	1,034
Amortization of deferred revenues and deferred credits	(104)	(98)	(41)
Gain from disposition of businesses	—	—	(118)
Dividends received	35	—	—
Deferred income taxes	107	439	765
Other	119	45	23
Change in operating assets and liabilities:
Accounts and notes receivable	95	(166)	(283)
Inventories	18	(45)	139
Prepaid expenses and other	(96)	46	(12)
Accounts payable and accrued liabilities	(23)	255	158
Unearned subscriber revenues and deferred credits	8	72	2
Other, net	(84)	(21)	75

Net cash provided by operating activities	3,910	3,645	3,162

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,101)	(2,523)	(1,754)
Cash paid for satellites	(128)	(169)	(222)
Investment in companies, net of cash acquired	(204)	(348)	(389)
Purchase of short-term investments	—	(588)	(2,517)
Sale of short-term investments	—	748	3,029
Proceeds from sale of investments	—	—	182
Proceeds from collection of notes receivable	—	—	142
Other, net	45	58	(7)

Net cash used in investing activities	(2,388)	(2,822)	(1,536)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,490	—	—
Debt issuance costs	(19)	—	—
Repayment of long-term debt	(53)	(220)	(8)
Net increase (decrease) in short-term borrowings	—	2	(2)
Repayment of other long-term obligations	(117)	(121)	(100)
Common shares repurchased and retired	(3,174)	(2,025)	(2,977)
Capital contribution	160	—	—
Stock options exercised	105	118	257
Excess tax benefit from share-based compensation	8	7	2

Net cash used in financing activities	(600)	(2,239)	(2,828)

Net increase (decrease) in cash and cash equivalents	922	(1,416)	(1,202)
Cash and cash equivalents at beginning of the year	1,083	2,499	3,701

Cash and cash equivalents at end of the year	$2,005	$1,083	$2,499

Supplemental Cash Flow Information
Cash paid for interest	$334	$230	$243
Cash paid for income taxes	706	408	30

The accompanying notes are an integral part of these Consolidated Financial Statements.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        The DIRECTV Group, Inc., which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. Our two business segments, DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location, are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        We present our accompanying financial statements on a consolidated basis and include our accounts and those of our domestic and foreign subsidiaries that we control through equity ownership or for which we are deemed to be the primary beneficiary, after elimination of intercompany accounts and transactions. We allocate earnings and losses to minority interests only to the extent of a minority investor's investment in a subsidiary.

Use of Estimates in the Preparation of the Consolidated Financial Statements

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned.

Broadcast Programming and Other

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period's revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management. Through the end of 2006, we also recorded the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs.

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telephone communication companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to new subscribers are capitalized. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 4 below for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. DIRECTV U.S. implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 4 below for additional information.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 5 to 20 years.

Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

Foreign Currency

        The U.S. dollar is the functional currency for most of our foreign operations. We recognize gains and losses resulting from remeasurement of these operations' foreign currency denominated assets, liabilities and transactions into the U.S. dollar in the Consolidated Statements of Operations.

        We also have foreign operations where the local currency is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), which we refer to as OCI, a separate component of stockholders' equity.

Investments and Financial Instruments

        We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and they are carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. We continually review our investments to determine whether a decline in fair value below the cost basis is "other-than-temporary." We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of "Other, net" and record it as a reclassification adjustment from OCI.

        We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee. We record investee losses up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee.

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2008 and 2007.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to our employees and directors.

        We record compensation expense equal to the fair value of stock-based awards at the date approved on a straight-line basis over the requisite service period of up to three years, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

Income Taxes

        We determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

        With the adoption of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, on January 1, 2007, we now recognize a benefit in "Income tax expense" in the Consolidated

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statement of Operations at such time that the benefit is effectively settled.

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $301 million in 2008, $261 million in 2007, and $233 million in 2006.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States and most of Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

        On January 1, 2008 we adopted Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 did not have any effect on our consolidated financial statements, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value under accounting principles generally accepted in the United States of America, or GAAP, and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

        Level 1: Quoted market prices in active markets for identical assets or liabilities.

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3: Unobservable inputs that are not corroborated by market data.

        SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated financial statements.

        On January 1, 2008 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of EITF No. 06-1 did not have any effect on our consolidated financial statements.

        We adopted FIN 48 on January 1, 2007, the cumulative effect of which resulted in a $5 million increase to "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits and accrued interest totaled $204 million, including $166 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $45 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 9 below for additional information regarding unrecognized tax benefits.

        On December 31, 2007, we adopted the measurement date provision of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This provision requires the measurement of plan assets and benefit obligations as of the date of our fiscal year end and accordingly resulted in a change in our measurement date, which was previously November 30. As a result of the adoption of this provision, we recorded an adjustment of $1 million to recognize net periodic benefit cost for the one month difference to "Accumulated deficit" in the Consolidated Balance Sheets as of December 31, 2007.

        On December 31, 2006, we adopted the provisions of SFAS No. 158 that require us to recognize the funded status of our defined benefit postretirement plans in our Consolidated Balance Sheets and require that we recognize changes in the funded status of our defined benefit postretirement plans as a component of other comprehensive income, net of tax, in stockholders' equity in the Consolidated Balance Sheets, in the year in which changes occur. The adoption of the provisions to recognize the funded status of our benefit plans resulted in a $46 million decrease in "Accumulated other comprehensive income" in our Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income as of December 31, 2006.

New Accounting Standards

        At the March 12, 2008 EITF meeting, the SEC Observer announced revisions to Topic D-98 "Classification and Measurement of Redeemable Securities", which provides SEC registrants guidance on the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revised Topic D-98 requires that redeemable minority interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable interest described in Note 19 to the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder should be recorded outside of permanent equity at fair value, and the redeemable minority interests should be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a noncontrolling interest from the application of Topic D-98 are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). We will apply this guidance in our Consolidated Financial Statements beginning January 1, 2009, which will result in us recording the fair value of our redeemable minority interest as of January 1, 2009 with a corresponding adjustment to "Additional paid in capital" in the Consolidated Balance Sheets. Had we adopted this guidance as of December 31, 2008, we would have recorded a $222 million increase to "Minority interest" with a corresponding decrease to "Common stock and additional paid-in-capital" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.", which establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the Consolidated Statements of Operations. SFAS No. 160 is required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 on January 1, 2009, as required, will only affect the presentation of the minority interest in our Consolidated Statements of Operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will require the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, will also be required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, will change the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations and will change the accounting for all business combinations consummated after January 1, 2009.

Note 3: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Subscriber	$918	$925
Trade and other	555	666

Subtotal	1,473	1,591
Less: Allowance for doubtful accounts	(50)	(56)

Accounts receivable, net	$1,423	$1,535

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2008	2007
	(Dollars in Millions)
Satellites	10-16	$2,956	$2,163
Satellites under construction	—	292	474

Total		3,248	2,637
Less: Accumulated depreciation		(772)	(611)

Satellites, net		$2,476	$2,026

Land and improvements	9-30	$37	$34
Buildings and leasehold improvements	2-40	342	301
Machinery and equipment	3-23	3,211	2,821
Subscriber leased set-top receivers	3-7	4,853	3,731
Construction in-progress	—	271	365

Total		8,714	7,252
Less: Accumulated depreciation		(4,543)	(3,445)

Property and equipment, net		$4,171	$3,807

        We capitalized interest costs of $18 million in 2008, $51 million in 2007, and $55 million in 2006 as part of the cost of our property and satellites under construction. Depreciation expense was $1,907 million in 2008, $1,264 million in 2007, and $664 million in 2006.

        On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

Capitalized subscriber leased equipment:	Years ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$599	$762	$599
Subscriber leased equipment—upgrade and retention	537	774	473

Total subscriber leased equipment capitalized	$1,136	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$1,100	$645	$147

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2008 and 2007:

	DIRECTV U.S.	DIRECTV Latin America	Total
	(Dollars in Millions)
Balance as of January 1, 2007	$3,032	$483	$3,515
Acquisition of Darlene interest in DLA LLC	—	187	187
Sky Brazil purchase price allocation	—	(31)	(31)
Other	—	(2)	(2)

Balance as of December 31, 2007	3,032	637	3,669
Acquisition related to home service provider business	157	—	157
Sky Brazil deferred income tax valuation allowance	—	(73)	(73)

Balance as of December 31, 2008	$3,189	$564	$3,753

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2008			December 31, 2007
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	208	$171	37	208	$132	76
Subscriber related	5-10	1,697	1,255	442	1,697	942	755
Dealer network	15	130	79	51	130	71	59
Trade name and other	10-20	102	9	93	95	5	90
Distribution rights	7	334	217	117	334	169	165

Total intangible assets		$2,903	$1,731	$1,172	$2,896	$1,319	$1,577

        Amortization expense of intangible assets was $412 million in 2008 and $419 million in 2007 and $369 million in 2006.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $350 million in 2009; $152 million in 2010; $97 million in 2011; $55 million in 2012; $17 million in 2013 and $69 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2008, 2007, and 2006. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2008, 2007, or 2006.

Note 6: Investments

Equity Method Investments

        We have investments in companies that we account for under the equity method of accounting totaling $667 million as of December 31, 2008 and $551 million as of December 31, 2007.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We paid cash of $96 million in 2008, $13 million in 2007 and $381 million in 2006 to acquire interests in companies we account for under the equity method of accounting. As discussed in Note 17, we acquired a 41% interest in Sky Mexico in 2006. The book value of our investment in Sky Mexico was $537 million at December 31, 2008 and $505 million at December 31, 2007.

        The following table sets forth equity in earnings of our 41% interest in Sky Mexico for the periods presented:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Equity in earnings of Sky Mexico	$63	$41	$18

        We received cash dividends of $35 million in 2008 from companies that we account for under the equity method.

        In January 2006, we completed the sale of our 50% interest in HNS LLC to SkyTerra Communications, Inc. and resolved a working capital adjustment from a prior transaction with SkyTerra in exchange for $110 million in cash, which resulted in our recording a gain of $14 million related to the sale, in addition to equity earnings of HNS LLC of $11 million in "Other, net" in the Consolidated Statements of Operations.

Other Investments

        We had investments in marketable equity securities of $23 million as of December 31, 2008 and $56 million as of December 31, 2007, which were stated at current fair value and classified as available-for-sale.

        Accumulated unrealized gains, net of taxes, included as part of accumulated other comprehensive income were $1 million in 2008, $21 million in 2007 and $9 million in 2006.

Note 7: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Programming costs	$1,640	$1,506
Accounts payable	433	447
Property and income taxes	161	154
Payroll and employee benefits	165	139
Interest payable	45	26
Other	671	760

Total accounts payable and accrued liabilities	$3,115	$3,032

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following represent significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Obligations under capital leases	$542	$43
Other accrued taxes	428	343
Programming costs	251	368
Pension and other postretirement benefits	179	75
Deferred credits	122	213
Other	227	360

Total other liabilities and deferred credits	$1,749	$1,402

Note 8: Debt

        The following table sets forth our outstanding debt:

	Interest Rates at December 31, 2008	December 31,
		2008	2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $9 million as of December 31, 2008	3.165%	2,421	1,483
Unamortized bond premium	—	2	2

Total debt		5,833	3,395
Less: Current portion of long-term debt		(108)	(48)

Long-term debt		$5,725	$3,347

2008 Financing Transactions

        In May 2008, DIRECTV U.S. completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        DIRECTV U.S. issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. On November 11, 2008, we completed an exchange offer in which holders of substantially all of the outstanding principal amount of the senior notes exchanged the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        DIRECTV U.S. also amended its senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and we began making quarterly principal payments totaling 1% annually on September 30, 2008. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and the assets of its current and certain of its future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries.

        Notes Payable.    All of our senior notes were issued by DIRECTV U.S. and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes, 6.375% senior notes and 7.625% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' assets. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $904 million at December 31, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $911 million at December 31, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

        Credit Facility.    At December 31, 2008, DIRECTV U.S.' senior secured credit facility consisted of a $463 million six-year Term Loan A, a $972 million eight-year Term Loan B, a $986 million five-year Term Loan C and a $500 million undrawn six-year revolving credit facility. The Term Loan A, Term Loan B and Term Loan C components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75%, 1.50% and 2.25%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally by substantially all of DIRECTV U.S.' material domestic subsidiaries.

        Our notes payable and credit facility mature as follows: $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2008, 2007, or 2006. The amount of interest accrued related to our outstanding debt was $45 million at December 31, 2008 and $26 million at December 31, 2007.

        Sky Brazil Bank Loan.    As a result of our acquisition of Sky Brazil, we assumed Sky Brazil's $210 million U.S. dollar denominated variable rate bank loan due in August 2007. In January 2007, we paid $210 million to the lending banks, who in turn assigned the loan to a wholly-owned subsidiary of The DIRECTV Group. As a result, this loan is no longer outstanding on a consolidated basis.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2008, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our outstanding common stock. There was no ratings decline for the senior notes associated with that event, and DIRECTV U.S. was not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

        Restricted Cash.    Restricted cash of $15 million as of December 31, 2008 and $5 million as of December 31, 2007 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. Restrictions on the cash will be removed as the letters of credit expire.

Note 9: Income Taxes

        We base our income tax expense or benefit on reported "Income from continuing operations before income taxes and minority interests." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

        Our income tax expense consisted of the following for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Current tax expense:
U.S. federal	$(543)	$(450)	$(20)
Foreign	(128)	(73)	(16)
State and local	(72)	(103)	(32)

Total	(743)	(626)	(68)

Deferred tax (expense) benefit:
U.S. federal	(210)	(285)	(704)
Foreign	97	5	—
State and local	(8)	(37)	(94)

Total	(121)	(317)	(798)

Total income tax expense	$(864)	$(943)	$(866)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        "Income from continuing operations before income taxes and minority interests" included the following components for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
U.S. income	$1,981	$2,154	$2,162
Foreign income	490	234	137

Total	$2,471	$2,388	$2,299

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$(865)	$(836)	$(804)
U.S. state and local income tax expense, net of federal benefit	(73)	(91)	(82)
Change in unrecognized tax benefits	(18)	(18)	—
Tax basis differences attributable to divestitures	—	—	25
Minority interests in partnership earnings	26	4	5
Foreign tax (expense) benefit, net of tax deduction	27	(14)	(9)
Change in valuation allowance	12	5	1
Tax credits	32	4	—
Other	(5)	3	(2)

Total income tax expense	$(864)	$(943)	$(866)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$278	$67	$300	$132
Prepaid expenses	—	29	—	40
State taxes	31	—	23	—
Depreciation, amortization and asset impairment charges	—	273	—	193
Foreign net operating loss and tax credit carryforwards	643	—	715	—
Programming contract liabilities	162	—	188	—
Unrealized foreign exchange gains or losses	—	59	—	106
Tax basis differences in investments and affiliates	84	705	58	682
Other	6	6	3	6

Subtotal	1,204	1,139	1,287	1,159
Valuation allowance	(511)	—	(605)	—

Total deferred taxes	$693	$1,139	$682	$1,159

        As of December 31, 2008, we had $10 million of long-term deferred tax assets, recorded in "Investments and other assets" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balance of $511 million at December 31, 2008 and $605 million at December 31, 2007, are primarily attributable to the unused foreign operating losses and unused capital losses, both of which are available for carry forward. For the year ended December 31, 2008, the decrease in the valuation allowance was primarily attributable to the realization of an $87 million deferred tax asset for Brazilian net operating loss carryforwards. The reversal of the valuation allowance was based on management's evaluation that it is more likely than not that Brazilian net operating loss carryforwards which have not been previously realized will be utilized as a result of the recent profitability of the Brazilian operations and its financial projections. $22 million of the valuation allowance reversal was attributable to the minority interest in the Brazilian operations and was reported as a reduction in the foreign income tax expense. Additionally, $65 million of the valuation allowance reversal was reported as a reduction to both future U.S. tax credits and goodwill that was recognized upon our acquisition of Sky Brazil.

        Although realization is not assured, we have concluded that it is more likely than not that our unreserved deferred tax assets will be realized in the ordinary course of operations based on available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance.

        As of December 31, 2008, we have approximately $1.7 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates, foreign tax credits of $45 million that expire between 2009 and 2017, and state research tax credits of approximately $40 million that can be carried forward indefinitely.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $269 million in 2008. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2007	$159
Increases in tax positions for prior years	102
Increases in tax positions for the current year	34
Settlements	(4)

Gross unrecognized tax benefits at December 31, 2007	291
Increases in tax positions for prior years	75
Increases in tax positions for the current year	26
Statute expiration	(38)
Settlements	9

Gross unrecognized tax benefits at December 31, 2008	$363

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2008, our unrecognized tax benefits totaled $425 million, including accrued interest of $62 million. If our tax positions are ultimately sustained, approximately $207 million of the unrecognized tax benefits would be recognized as a reduction in our annual effective income tax rate.

        We recorded $16 million of interest and penalties in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2008 for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2003 through 2008 remain open to examination. The California tax years 1994 through 2008 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We anticipate that the examination and court proceedings for certain state taxing jurisdictions will conclude in the next twelve months resulting in an estimated reduction in our unrecognized tax benefits of approximately $35 million, $30 million of which relates to discontinued operations. We do not anticipate that other changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our consolidated financial statements.

Note 10: Capital Lease Obligations

Satellite Leases

        During the first quarter of 2008, Sky Brazil began broadcasting its service on a new satellite, IS 11, pursuant to a satellite transponder capacity agreement, which we are accounting for as a capital lease. The present value of the lease payments at the inception of the 15 year lease term was $247 million. The capitalized value of the satellite has been included in "Satellites, net" in the Consolidated Balance Sheets. The capitalized lease obligations are included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        During the third quarter of 2008, DTVLA amended its satellite transponder capacity agreement for the GIIIC satellite, which provides broadcast services to PanAmericana, and was previously classified as an operating lease. The extension of the lease term to December 2020 triggered a reassessment of the lease classification and we determined that we should change the classification of the amended agreement to a capital lease. The present value of the lease payments at the inception of the lease renewal was $333 million. The capitalized value of the satellite is included in "Satellites, net" and the capitalized lease obligation is included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth total minimum lease payments under capital leases along with the present value of the net minimum lease payments as of December 31, 2008:

(Dollars in Millions)
2009	$83
2010	80
2011	77
2012	76
2013	75
Thereafter	586

Total minimum lease payments	977
Less: Amount representing interest	393

Present value of net minimum lease payments	$584

        Assets held under capitalized leases are included in Satellites, net and Property and Equipment, net in our Consolidated Balance Sheets. We had the following assets held under capital leases as of December 31:

	2008	2007
	(Dollars in Millions)
Satellites under capital leases	$533	$44
Less: Accumulated amortization	(20)	(24)

Satellites, net under capital leases	$513	$20

Property and equipment under capital leases	$27	$11
Less: Accumulated amortization	(4)	(1)

Property and equipment, net under capital leases	$23	$10

        We paid interest for capital leases of $27 million in 2008, $4 million in 2007 and $2 million in 2006.

Note 11: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by the company. Additionally, we maintain a funded contributory defined benefit plan for employees who elected to participate prior to 1991, and an unfunded, nonqualified pension plan for certain eligible employees. For participants in the contributory pension plan, we also maintain a postretirement benefit plan for those eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Participants may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants' contributions subject to adjustment annually; the life insurance plan is non-contributory.

        On December 31, 2007, we adopted the measurement date provision of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This provision requires the measurement of plan

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and benefit obligations as of the date of our fiscal year end. This required a change in our measurement date, which was previously November 30. See Note 2 for additional information.

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$430	$468	$24	$28
Service cost	16	18	—	—
Interest cost	27	28	1	1
Plan participants' contributions	1	1	—	—
Actuarial loss (gain)	29	(27)	—	(3)
Benefits paid	(51)	(58)	(3)	(2)

Net benefit obligation at end of year	452	430	22	24

Change in Plan Assets
Fair value of plan assets at beginning of year	368	393	—	—
Actual (loss) return on plan assets	(85)	22	—	—
Employer contributions	51	11	3	2
Benefits paid	(51)	(58)	(3)	(2)

Fair value of plan assets at end of year	283	368	—	—

Funded status at end of year	$(169)	$(62)	$(22)	$(24)

Amounts recognized in the consolidated balance sheets consist of:
Investments and other assets	$—	$2	$—	$—
Accounts payable and accrued liabilities	(9)	(10)	(3)	(3)
Other liabilities and deferred credits	(160)	(54)	(19)	(21)
Deferred tax assets	79	26	(1)	(1)
Accumulated other comprehensive loss	129	42	(1)	(1)
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$125	$37	$—	$—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	4	5	(1)	(1)

Total	$129	$42	$(1)	$(1)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2009:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$7	—
Expense (benefit) resulting from changes in plan provisions	1	$(1)

        The accumulated benefit obligation for all pension plans was $415 million as of December 31, 2008 and $396 million as of December 31, 2007.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2008	2007
	(Dollars in Millions)
Accumulated benefit obligation	$415	$49
Fair value of plan assets	283	—

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2008	2007
	(Dollars in Millions)
Projected benefit obligation	$452	$64
Fair value of plan assets	283	—

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$16	$18	$14	$—	$—	$—
Interest accrued on benefits earned in prior years	27	28	27	1	1	2
Expected return on plan assets	(30)	(33)	(29)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	(1)	(1)
Net amount resulting from changes in plan experience and actuarial assumptions	4	6	5	—	—	—

Net periodic benefit cost	$18	$20	$18	$1	$—	$1

Additional information
Increase in minimum liability included in other comprehensive income, net of taxes	$—	$—	$24	$—	$—	$—

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Net periodic pension benefit costs for 2007 includes one month of expense that was recorded as an adjustment to "Accumulated deficit" in the Consolidated Balance Sheets ($1 million after tax) related to the adoption of the measurement date provisions of SFAS No. 158 discussed in Note 2.

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rate—Qualified Plans	6.06%	6.22%	5.88%	5.76%
Discount rate—Non-Qualified Plans	6.04%	6.24%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate—Qualified Plan	6.22%	5.67%	5.78%	5.76%	5.43%	5.46%
Discount rate—Non-Qualified Plans	6.24%	5.69%	5.74%	—	—	—
Expected long-term return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

        We base our expected long-term return on plan assets assumption on a periodic review and modeling of the plans' asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

        A hypothetical 0.25% decrease in our discount rate would have had the effect of increasing our 2008 pension expense by approximately $1 million and our projected benefit obligation by approximately $12 million. A hypothetical 0.25% decrease in our expected return on plan assets would have had the effect of increasing our 2008 pension expense by approximately $1 million.

        The following table provides assumed health care costs trend rates:

	2008	2007
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2015	2011

        A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in Millions)
Effect on total of service and interest cost components	—	—
Effect on postretirement benefit obligation	$2	$(1)

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

        Our target asset allocation for 2008 and actual pension plan weighted average asset allocations at December 31, 2008 and 2007, by asset categories, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2009	2008	2007
Equity securities	40-56%	47%	53%
Debt securities	24-40%	40%	36%
Real estate	0-10%	3%	4%
Other	0-10%	10%	7%

Total		100%	100%

        Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories.

        The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

        The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. We establish and administer the policy in a manner so as to comply at all times with applicable government regulations.

        There were no shares of our common stock included in plan assets at December 31, 2008 and 2007.

Cash Flows

  Contributions

        We expect to contribute approximately $22 million to our qualified pension plans and $11 million to our nonqualified pension plans in 2009.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2009	$43	$3
2010	36	3
2011	31	2
2012	31	2
2013	31	2
2014-2017	179	10

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $12 million in 2008, $10 million in 2007 and $8 million in 2006.

        We have disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "other postretirement benefit obligation." Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of our company (other than pensions) represent legally enforceable liabilities of us.

Note 12: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: common stock, par value $0.01 per share, 3,000,000,000 shares authorized; Class B common stock, par value $0.01 per share, 275,000,000 shares authorized; excess stock, par value $0.01 per share, 800,000,000 shares authorized; and preferred stock, par value $0.01 per share, 9,000,000 shares authorized. As of December 31, 2008 and 2007, there were no shares outstanding of the Class B common stock, excess stock or preferred stock.

Share Repurchase Program

        During 2006, 2007 and 2008 our Board of Directors approved multiple authorizations for the repurchase of a total of $8.2 billion of our common stock, including a $3 billion authorization in May 2008 that was completed in December 2008. Subsequent to December 31, 2008, our Board of Directors authorized the repurchase of an additional $2 billion of our common stock. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2008	2007	2006
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$3,174	$2,025	$2,977
Average price per share	24.12	23.48	16.16
Number of shares repurchased and retired	131	86	184

        For the year ended December 31, 2008, we recorded the $3,174 million in repurchases as a decrease of $1,089 million to "Common stock and additional paid in capital" and an increase of $2,085 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2007, we recorded the $2,025 million in repurchases as a decrease of $692 million to "Common stock and additional paid in capital" and an increase of $1,333 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2006, we recorded the $2,977 million in repurchases as a decrease of $1,452 million to "Common stock and additional paid in capital" and an increase of $1,525 million to "Accumulated deficit" in the Consolidated Balance Sheets.

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2008			2007			2006
	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(140)	$(53)	$(87)	$26	$10	$16	$—	$—	$—
Minimum pension liability adjustments	—	—	—	—	—	—	38	14	24
Foreign currency translation adjustments	—	—	—	(2)	(1)	(1)	2	—	2
Unrealized holding gains (losses) on securities	(32)	(12)	(20)	19	7	12	(22)	(8)	(14)

        We recorded a $46 million charge to "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31, 2006 for the initial adoption of SFAS No. 158.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

        The following represent the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(124)	$(37)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(4)	(4)
Accumulated unrealized gains on securities, net of taxes	1	21
Accumulated foreign currency translation adjustments	(1)	(1)

Total accumulated other comprehensive loss	$(128)	$(21)

Note 13: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the years presented:

	December 31,
	2008	2007	2006
	(Shares in Millions)
Common stock options excluded	27	34	48

        The following table sets forth comparative information regarding common shares outstanding:

	2008	2007	2006
	(Shares in Millions)
Common shares outstanding at January 1	1,148	1,226	1,391
Decrease for common shares repurchased and retired	(131)	(86)	(184)
Increase for stock options exercised and restricted stock units vested and distributed	7	8	19

Common shares outstanding at December 31	1,024	1,148	1,226

Weighted average number of common shares outstanding	1,110	1,195	1,262

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2008:
Basic EPS
Income from continuing operations	$1,515	1,110	$1.36
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted income from continuing operations	$1,515	1,114	$1.36

Year Ended December 31, 2007:
Basic EPS
Income from continuing operations	$1,434	1,195	$1.20
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations	$1,434	1,202	$1.20

Year Ended December 31, 2006:
Basic EPS
Income from continuing operations	$1,420	1,262	$1.13
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	8	(0.01)

Diluted EPS
Adjusted income from continuing operations	$1,420	1,270	$1.12

Note 14: Share-Based Payment

        Under The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan as approved by our stockholders on June 5, 2007, shares, rights or options to acquire up to 21 million shares of common stock plus the number of shares that were granted under a former plan but which, after December 22, 2003 are forfeited, expire or are cancelled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 4, 2017, subject to the approval of the Compensation Committee of our Board of Directors. We issue new shares of our common stock when restricted stock units are earned and when stock options are exercised.

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our common shares on the date of grant.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	9,416,496	$17.99
Granted	2,692,310	23.19
Vested and Distributed	(3,166,095)	17.00
Forfeited	(1,245,271)	17.78

Nonvested at December 31, 2008	7,697,440	20.25

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2007 was $23.69. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2006 was $13.57.

        The total fair value of restricted stock units vested and distributed was $54 million during the year ended December 31, 2008, $33 million during the year ended December 31, 2007 and $21 million during the year ended December 31, 2006.

  Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under our stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Outstanding at January 1, 2008	48,634,539	$28.69
Granted	—	—
Exercised	(5,506,070)	19.09
Forfeited or expired	(6,061,725)	33.18

Outstanding at December 31, 2008	37,066,744	29.38	2.1	$31

Exercisable at December 31, 2008	36,260,477	$29.54	2.0	$31

        The total intrinsic value of options exercised was $38 million during the year ended December 31, 2008, $59 million during the year ended December 31, 2007 and $115 million during the year ended December 31, 2006, based on the intrinsic value of individual awards on the date of exercise.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the estimated weighted average fair value for stock options granted under the Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

2007
Estimated fair value per option granted	$8.27
Average exercise price per option granted	22.43
Expected stock volatility	22.5%
Risk-free interest rate	4.65%
Expected option life (in years)	7.0

        There were no stock options granted during the years ended December 31, 2008 and 2006.

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Share-based compensation expense recognized	$51	$49	$39
Tax benefits associated with share-based compensation expense	19	19	15
Actual tax benefits realized for the deduction of share-based compensation expense	43	36	50
Proceeds received from stock options exercised	105	118	257

        As of December 31, 2008, there was $70 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $45 million in 2009 and $25 million in 2010.

Note 15: Other Income and Expenses

        The following table summarizes the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$55	$35	$27
Net gain (loss) from sale of investments	1	(6)	14
Other	(1)	(3)	1

Total other, net	$55	$26	$42

        See Note 6 regarding equity method investments and net gains and losses recorded on the sale of investments.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media Corporation, or Liberty Media, and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 54% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 23% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 32% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        As discussed below in Note 19, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Other related parties include Globo, which provides programming and advertising to Sky Brazil, and companies in which we hold equity method investments, including Sky Mexico.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes sales and purchase transactions with related parties:

	2008	2007	2006
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$36	$—	$—
Discovery Communications, Liberty Global and affiliates	10	—	—
News Corporation and affiliates	2	24	32
Other	9	—	—

Total	$57	$24	$32

Purchases:
Liberty Media and affiliates	$269	$—	$—
Discovery Communications, Liberty Global and affiliates	186	—	—
News Corporation and affiliates	167	901	783
Other	384	223	49

Total	$1,006	$1,124	$832

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2008	2007
	(Dollars in Millions)
Accounts receivable	$29	$22
Accounts payable	165	285

        The accounts receivable and accounts payable balances as of December 31, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

        In addition to the transactions described above, in connection with our purchase of News Corporation's interests as part of the Sky Transactions, we made cash payments to News Corporation of $315 million in 2006. We received $127 million in cash from News Corporation in August 2006 for the repayment of a note receivable for the assumption of certain liabilities as part of the Sky Transactions described in Note 17.

Note 17: Acquisitions

Acquisitions

  Home Services Providers

        180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The December 31, 2008 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $142 million during 2008. We are currently evaluating whether the recorded goodwill will be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$21
Property and equipment	16
Goodwill	142

Total assets acquired	$179

Total current liabilities	$80
Other liabilities	8

Total liabilities assumed	$88

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and 180 Connect for 2008 and 2007 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Years Ended December 31,
	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$19,693	$17,246
Net income	1,479	1,416
Basic and diluted earnings per common share	1.33	1.18

        Other.    In August 2008, we paid $11 million in cash to purchase certain assets and we assumed certain liabilities of another home service provider for DIRECTV U.S. We accounted for the acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill,

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulting in an increase in goodwill of $15 million during 2008. We expect the recorded goodwill to be deductible for tax purposes.

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We accounted for the acquisition of this interest using the purchase method of accounting.

        The following table set forth the final allocation of the excess purchase price over the book value of the minority interest acquired:

Goodwill	$187
Intangible assets	75

Total assets acquired	262

Net assets acquired	$262

        Intangible assets that are included in "Intangible assets, net" in our Consolidated Balance Sheets include a subscriber related intangible asset to be amortized over six years and a trade name intangible asset to be amortized over 20 years from the Darlene Transaction.

  Sky Transactions

        During 2006 we completed the last in a series of transactions with News Corporation, Grupo Televisa, S.A., or Televisa, Globo and Liberty Media International, which we refer to as the Sky Transactions as further described below. The Sky Transactions resulted in the combination of the DTH satellite platforms of DIRECTV and SKY in Latin America into a single platform in each of the major territories in the region.

        Brazil.    On August 23, 2006, we completed the merger of our Brazil business, Galaxy Brasil Ltda., or GLB, with and into Sky Brazil, and completed the purchase of News Corporation's and Liberty Media International's interests in Sky Brazil. As a result of these transactions, we hold a 74% interest in the combined business. The purchase consideration for the transactions amounted to $670 million, including $396 million in cash paid, of which we paid $362 million to News Corporation and Liberty Media International in 2004 and $30 million to News Corporation in August 2006, the $64 million fair value of the reduction of our interest in GLB resulting from the merger and the assumption of Sky Brazil's $210 million bank loan.

        We accounted for the Sky Brazil acquisition using the purchase method of accounting, and began consolidating the results of Sky Brazil from the date of acquisition. We also accounted for the reduction of our interest in GLB resulting from the merger as a partial sale pursuant to EITF No. 90-13 "Accounting for Simultaneous Common Control Mergers," which resulted in us recording a one-time pre-tax gain during the third quarter of 2006 of $61 million in "Gain from disposition of businesses" in the Consolidated Statements of Operations.

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of The DIRECTV Group and Sky Brazil for the year ended December 31, 2006 as if the acquisition had occurred as of the beginning of 2006, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect our results of operations had Sky Brazil operated as part of us for the period presented, nor are

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Years Ended December 31, 2006
(Dollars in Millions, Except Per Share Amounts)
Revenues	$15,077
Operating profit	2,375
Income from continuing operations before income taxes and minority interests	2,307
Net income	1,425
Basic earnings per common share	1.13
Diluted earnings per common share	1.12

        Mexico.    In Mexico, also as part of the Sky Transactions, DTVLA's local operating company, DIRECTV Mexico, sold its subscriber list to Sky Mexico and, after completing the transfer of its subscribers to Sky Mexico, ceased providing services in 2005. In 2006, upon completion of the transaction, we recorded a gain of $57 million in "Gain from disposition of businesses" in our Consolidated Statements of Operations when DLA LLC received an equity interest in Sky Mexico resulting from the sale of DIRECTV Mexico's subscriber list and transfer of subscribers to Sky Mexico. Also in February 2006, we acquired News Corporation's and Liberty Media International's equity interests in Sky Mexico for $373 million in cash. On April 27, 2006, we sold a portion of our equity interest to Televisa for $59 million in cash, which reduced our equity interest in Sky Mexico to 41%. We account for our investment in Sky Mexico using the equity method of accounting. See Note 6 for additional information regarding this investment.

        Other.    In 2004, we acquired Sky Multi-Country Partners and related entities for $30 million in cash. As part of this transaction, News Corporation agreed to reimburse us $127 million for the Sky entities' net liabilities we assumed, which we received from News Corporation in August 2006.

Note 18: Segment Reporting

        Our two reportable segments, DIRECTV U.S. and DIRECTV Latin America, acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. Corporate and Other includes the corporate office, eliminations and other entities.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Corporate and Other	Total
	(Dollars in millions)
2008
Revenues	$17,310	$2,383	$—	$19,693

Operating profit (loss)	$2,330	$426	$(61)	$2,695
Add: Depreciation and amortization expense	2,061	264	(5)	2,320

Operating profit (loss) before depreciation and amortization (1)	$4,391	$690	$(66)	$5,015

Segment assets	$12,546	$3,301	$692	$16,539
Capital expenditures	1,765	447	17	2,229
2007
Revenues	$15,527	$1,719	$—	$17,246

Operating profit (loss)	$2,402	$159	$(75)	$2,486
Add: Depreciation and amortization expense	1,448	235	1	1,684

Operating profit (loss) before depreciation and amortization (1)	$3,850	$394	$(74)	$4,170

Segment assets	$12,297	$2,456	$310	$15,063
Capital expenditures	2,326	336	30	2,692
2006
Revenues	$13,744	$1,013	$(2)	$14,755

Operating profit (loss)	$2,348	$79	$(70)	$2,357
Add: Depreciation and amortization expense	873	165	(4)	1,034

Operating profit (loss) before depreciation and amortization (1)	$3,221	$244	$(74)	$3,391

Segment assets	$11,687	$2,001	$1,453	$15,141
Capital expenditures	1,798	178	—	1,976

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit (loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use operating profit (loss) before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit (loss) before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Operating profit before depreciation and amortization	$5,015	$4,170	$3,391
Depreciation and amortization expense	(2,320)	(1,684)	(1,034)

Operating profit	2,695	2,486	2,357
Interest income	81	111	146
Interest expense	(360)	(235)	(246)
Other, net	55	26	42

Income from continuing operations before income taxes and minority interests	2,471	2,388	2,299
Income tax expense	(864)	(943)	(866)
Minority interests in net earnings of subsidiaries	(92)	(11)	(13)

Income from continuing operations	1,515	1,434	1,420
Income from discontinued operations, net of taxes	6	17	—

Net income	$1,521	$1,451	$1,420

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2008		2007		2006
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
North America
United States	$17,454	$5,728	$15,687	$5,330	$13,907	$4,088

South America and the Caribbean
Brazil	1,290	566	944	251	417	159
Venezuela	428	136	258	99	171	73
Argentina	325	131	211	85	152	78
Other	196	86	146	68	108	55

Total South America and the Caribbean	2,239	919	1,559	503	848	365

Total	$19,693	$6,647	$17,246	$5,833	$14,755	$4,453

Note 19: Commitments and Contingencies

Commitments

        At December 31, 2008, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $291 million, payable as follows: $51 million in 2009, $50 million in 2010, $47 million in 2011, $35 million in 2012, $36 million in 2013 and $72 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $95 million in 2008, $114 million in 2007 and $110 million in 2006.

        At December 31, 2008, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $3,601 million, payable as follows: $1,308 million in 2009, $1,178 million in 2010, $756 million in 2011, $228 million in 2012, $108 million in 2013 and $23 million thereafter.

        As of December 31, 2008, other long-term obligations totaling $210 million are payable approximately as follows: $80 million in 2009, $83 million in 2010 and $47 million in 2011. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

Contingencies

  Puerto Rico Condition

        In connection with approval by the Federal Communications Commission, or FCC, of the Liberty Transaction, the FCC imposed certain conditions related to attributable interests in two pay television

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd. We refer to the FCC's requirements as the "Puerto Rico Condition". Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of the transaction a Special Committee of independent directors of our Board of Directors approved an agreement with News Corporation and Liberty Media in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who will oversee the management and operation of DIRECTV Puerto Rico, and will have the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We will continue to consolidate the results of DIRECTV Puerto Rico following this transaction.

  Redeemable Minority Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 25.9% interest, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of December 31, 2008, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $325 million to $450 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under SFAS No. 157.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. The Court found a principal independent claim to be anticipated and therefore invalid, and remanded for further proceedings regarding validity of other asserted claims in view of this finding. The Court reversed the verdict of

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

willful infringement, and affirmed the earlier ruling finding several claims to be invalid prior to trial. Following these decisions, our appeal bond was terminated and the escrowed royalties were returned to us. In the remand now pending, initial summary judgment motions on invalidity of additional claims have been submitted. If necessary, there will be further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

  Income Tax Matters

        In 2008, we recorded a $48 million reduction to our unrecognized tax benefits as a result of the expiration of the statute of limitations in foreign and federal taxing jurisdictions, of which $27 million related to a previously divested business, which we included in "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

        In the second quarter of 2007, we recorded a $17 million reduction to our unrecognized tax benefits as a result of the settlement of a foreign withholding tax dispute from a previously divested business, which we included in "Income from discontinued operations, net of taxes" in the Consolidated Statements of Operations.

        We have received tax assessments from certain foreign jurisdictions and have agreed to indemnify previously divested businesses for certain tax assessments relating to periods prior to their respective divestitures. These assessments are in various stages of the administrative process or litigation, and we believe we have adequately provided for any related liability.

        While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated financial statements.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2008, the net book value of in-orbit satellites was $2,184 million, of which $1,978 million was uninsured.

  Other

        In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of December 31, 2008, included in "Accounts receivable, net" and "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $21 million related to this agreement.

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $33 million at December 31, 2008.

THE DIRECTV GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Note 20: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2008 and 2007:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2008 Quarters
Revenues	$4,591	$4,807	$4,981	$5,314
Operating profit	657	801	658	579
Income from continuing operations	371	455	363	326
Income from discontinued operations, net of taxes	—	—	—	6
Net income	371	$455	363	332
Basic and diluted earnings per common share from continuing operations	0.32	0.40	0.33	0.31
2007 Quarters
Revenues	$3,908	$4,135	$4,327	$4,876
Operating profit	563	740	566	617
Income from continuing operations	336	431	319	348
Income from discontinued operations, net of taxes	—	17	—	—
Net income	336	448	319	348
Basic and diluted earnings per common share from continuing operations	0.27	0.36	0.27	0.30

***

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Expedia, Inc.

        We have audited the accompanying consolidated balance sheets of Expedia, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of changes in stockholders' equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Expedia, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

                      Ernst & Young LLP

Seattle, Washington
February 18, 2009

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue	$2,937,013	$2,665,332	$2,237,586
Cost of revenue(1)	634,744	562,401	502,638

Gross profit	2,302,269	2,102,931	1,734,948
Operating expenses:
Selling and marketing(1)	1,101,403	992,560	786,195
General and administrative(1)	355,431	321,250	289,649
Technology and content(1)	208,952	182,483	140,371
Amortization of intangible assets	69,436	77,569	110,766
Impairment of goodwill	2,762,100	—	—
Impairment of intangible and other long-lived assets	233,900	—	47,000
Amortization of non-cash distribution and marketing	—	—	9,638

Operating income (loss)	(2,428,953)	529,069	351,329
Other income (expense):
Interest income	30,411	39,418	32,065
Interest expense	(71,984)	(52,896)	(17,266)
Other, net	(44,178)	(18,607)	18,770

Total other income (expense), net	(85,751)	(32,085)	33,569

Income (loss) before income taxes and minority interest	(2,514,704)	496,984	384,898
Provision for income taxes	(5,966)	(203,114)	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	2,907	1,994	(513)

Net income (loss)	$(2,517,763)	$295,864	$244,934

Net income (loss) per share available to common stockholders:
Basic	$(8.80)	$1.00	$0.72
Diluted	(8.63)	0.94	0.70
Shares used in computing income (loss) per share:
Basic	286,167	296,640	338,047
Diluted	291,830	314,233	352,181

(1) Includes stock-based compensation as follows:
Cost of revenue	$2,253	$2,893	$8,399
Selling and marketing	10,324	12,472	15,893
General and administrative	34,335	31,851	36,877
Technology and content	14,379	15,633	19,116

Total stock-based compensation	$61,291	$62,849	$80,285

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$665,412	$617,386
Restricted cash and cash equivalents	3,356	16,655
Short-term investments	92,762	—
Accounts receivable, net of allowance of $12,584 and $6,081	267,270	268,008
Prepaid merchant bookings	66,081	66,778
Prepaid expenses and other current assets	103,833	76,828

Total current assets	1,198,714	1,045,655
Property and equipment, net	247,954	179,490
Long-term investments and other assets	75,593	93,182
Intangible assets, net	833,419	970,757
Goodwill	3,538,569	6,006,338

TOTAL ASSETS	$5,894,249	$8,295,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, merchant	$625,059	$704,044
Accounts payable, other	150,534	148,233
Deferred merchant bookings	523,563	609,117
Deferred revenue	15,774	11,957
Accrued expenses and other current liabilities	251,238	301,001

Total current liabilities	1,566,168	1,774,352
Long-term debt	894,548	500,000
Credit facility	650,000	585,000
Deferred income taxes, net	189,541	351,168
Other long-term liabilities	212,661	204,886
Minority interest	52,937	61,935
Commitments and contingencies
Stockholders' equity:
Preferred stock $.001 par value	—	—
Authorized shares: 100,000
Series A shares issued and outstanding: 1 and 1
Common stock $.001 par value	340	337
Authorized shares: 1,600,000
Shares issued: 339,525 and 337,057
Shares outstanding: 261,374 and 259,489
Class B common stock $.001 par value	26	26
Authorized shares: 400,000
Shares issued and outstanding: 25,600 and 25,600
Additional paid-in capital	5,979,484	5,902,582
Treasury stock—Common stock, at cost	(1,731,235)	(1,718,833)
Shares: 78,151 and 77,568
Retained earnings (deficit)	(1,915,559)	602,204
Accumulated other comprehensive income (loss)	(4,662)	31,765

Total stockholders' equity	2,328,394	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,894,249	$8,295,422

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Class B Common Stock
	Common Stock					Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital			Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount			Total
	(In thousands, except share data)
Balance as of December 31, 2005	323,184,577	$323	25,599,998	$26	$5,695,498	1,205,091	$(25,464)	$64,978	$(1,598)	$5,733,763
Comprehensive income:
Net income								244,934		244,934
Net loss on derivative contracts									(1,119)	(1,119)
Currency translation adjustment									14,696	14,696

Total comprehensive income										258,511

Settlement of derivative liability					80,832					80,832
Proceeds from exercise of equity instruments	4,881,699	5			34,283					34,288
Spin-Off related tax adjustments					19,139					19,139
Tax deficiencies on equity awards					(10,296)					(10,296)
Capital contribution from sale of business					2,524					2,524
Treasury stock activity related to vesting of equity instruments						960,137	(7,292)			(7,292)
Common stock repurchases						20,000,000	(288,399)			(288,399)
Modification of cash-based equity awards					2,930					2,930
Stock-based compensation expense					78,290					78,290

Balance as of December 31, 2006	328,066,276	328	25,599,998	26	5,903,200	22,165,228	(321,155)	309,912	11,979	5,904,290
Comprehensive income:
Net income								295,864		295,864
Net gain on derivative contracts									3,018	3,018
Currency translation adjustment									16,768	16,768

Total comprehensive income										315,650

Cumulative effect of adoption of FIN 48								(3,572)		(3,572)
Settlement of derivative liability					6,579					6,579
Proceeds from exercise of equity instruments	8,990,484	9			54,843					54,852
Withholding taxes for stock option exercises					(121,208)					(121,208)
Tax deficiencies on equity awards					(459)					(459)
Treasury stock activity related to vesting of equity instruments						402,427	(9,389)			(9,389)
Common stock repurchases						55,000,003	(1,388,289)			(1,388,289)
Stock-based compensation expense					60,333					60,333
Other					(706)					(706)

Balance as of December 31, 2007	337,056,760	337	25,599,998	26	5,902,582	77,567,658	(1,718,833)	602,204	31,765	4,818,081

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

			Class B Common Stock
	Common Stock					Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital			Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount			Total
	(In thousands, except share data)
Balance as of December 31, 2007	337,056,760	337	25,599,998	26	5,902,582	77,567,658	(1,718,833)	602,204	31,765	4,818,081
Comprehensive loss:
Net loss								(2,517,763)		(2,517,763)
Net loss on derivative contracts									(339)	(339)
Currency translation adjustment									(36,088)	(36,088)

Total comprehensive loss										(2,554,190)

Settlement of derivative liability					10,500					10,500
Capital contribution from sale of business					1,624					1,624
Proceeds from exercise of equity instruments	2,468,708	3			6,330					6,333
Tax deficiencies on equity awards					(1,646)					(1,646)
Treasury stock activity related to vesting of equity instruments						583,515	(12,402)			(12,402)
Stock-based compensation expense					60,094					60,094

Balance as of December 31, 2008	339,525,468	$340	25,599,998	$26	$5,979,484	78,151,173	$(1,731,235)	$(1,915,559)	$(4,662)	$2,328,394

We had 751 shares of preferred stock outstanding as of December 31, 2008 and 2007.

See notes to consolidated financial statements.

EXPEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities:
Net income (loss)	$(2,517,763)	$295,864	$244,934
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment, including internal-use software and website development	76,800	59,526	48,779
Amortization of intangible assets, non-cash distribution and marketing and stock-based compensation	130,727	140,418	200,689
Deferred income taxes	(209,042)	(1,583)	(10,652)
(Gain) loss on derivative instruments assumed at Spin-Off	(4,600)	5,748	(8,137)
Equity in (income) loss of unconsolidated affiliates	979	2,614	(2,541)
Minority interest in income (loss) of consolidated subsidiaries, net	(2,907)	(1,994)	513
Impairment of goodwill	2,762,100	—	—
Impairment of intangible and other long-lived assets	233,900	—	47,000
Foreign exchange (gain) loss on cash and cash equivalents, net	77,958	(12,524)	(37,182)
Realized loss on foreign currency forwards	55,175	—	—
Other	2,967	3,801	1,100
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	32,208	(44,363)	(32,148)
Prepaid merchant bookings and prepaid expenses	(15,072)	(32,378)	(20,694)
Accounts payable, merchant	(75,443)	101,068	63,246
Accounts payable, other, accrued expenses and other current liabilities	54,400	51,702	59,858
Deferred merchant bookings	(85,443)	142,608	59,450
Deferred revenue	3,744	1,562	3,225

Net cash provided by operating activities	520,688	712,069	617,440

Investing activities:
Capital expenditures, including internal-use software and website development	(159,827)	(86,658)	(92,631)
Acquisitions, net of cash acquired	(538,439)	(59,622)	(32,518)
Reclassification of Reserve Primary Fund holdings	(80,360)	—	—
Distribution from Reserve Primary Fund	64,387	—	—
Net settlement of foreign currency forwards	(55,175)	—	—
Purchase of short-term investments	(92,923)	—	—
Changes in long-term investments and deposits	1,155	(33,226)	(1,514)
Proceeds from sale of business to a related party	1,624	—	13,163

Net cash used in investing activities	(859,558)	(179,506)	(113,500)

Financing activities:
Credit facility borrowings	740,000	755,000	—
Credit facility repayments	(675,000)	(170,000)	(230,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	495,346
Changes in restricted cash and cash equivalents	11,753	(6,494)	4,578
Proceeds from exercise of equity awards	6,353	55,038	35,258
Excess tax benefit on equity awards	3,191	95,702	1,317
Withholding taxes for stock option exercises	—	(121,208)	—
Treasury stock activity	(12,865)	(1,397,173)	(295,691)
Other, net	(979)	(844)	(1,036)

Net cash provided by (used in) financing activities	464,801	(789,979)	9,772
Effect of exchange rate changes on cash and cash equivalents	(77,905)	21,528	42,146

Net increase (decrease) in cash and cash equivalents	48,026	(235,888)	555,858
Cash and cash equivalents at beginning of year	617,386	853,274	297,416

Cash and cash equivalents at end of year	$665,412	$617,386	$853,274

Supplemental cash flow information
Cash paid for interest	$53,459	$49,266	$4,287
Income tax payments, net	179,273	78,345	126,126

See notes to consolidated financial statements.

Expedia, Inc.

Notes to Consolidated Financial Statements

NOTE 1—Organization and Basis of Presentation

  Description of Business

        Expedia, Inc. and its subsidiaries provide travel products and services to leisure and corporate travelers in the United States and abroad. These travel products and services are offered through a diversified portfolio of brands including: Expedia.com®, hotels.com®, Hotwire.com™, the TripAdvisor® Media Network, our private label programs (Worldwide Travel Exchange and Interactive Affiliate Network), Classic Vacations, Expedia Local Expert, Egencia™ (formerly Expedia® Corporate Travel), eLong™, Inc. ("eLong") and Venere Net SpA ("Venere"). In addition, many of these brands have related international points of sale. We refer to Expedia, Inc. and its subsidiaries collectively as "Expedia," the "Company," "us," "we" and "our" in these consolidated financial statements.

  Spin-Off from IAC/InterActiveCorp

        On December 21, 2004, IAC/InterActiveCorp ("IAC") announced its plan to separate into two independent public companies. We refer to this transaction as the "Spin-Off." A new company, Expedia, Inc., was incorporated under Delaware law in April 2005, to hold substantially all of IAC's travel and travel-related businesses. On August 9, 2005, the Spin-Off from IAC was completed and Expedia, Inc. shares began trading on The Nasdaq Global Select Market ("NASDAQ") under the symbol "EXPE."

  Basis of Presentation

        The accompanying consolidated financial statements include Expedia, Inc., our wholly-owned subsidiaries, and entities we control, or in which we have a variable interest and are the primary beneficiary of expected cash profits or losses. We record our investments in entities that we do not control, but over which we have the ability to exercise significant influence, using the equity method. We record our investments in entities over which we do not have the ability to exercise significant influence using the cost method. We have eliminated significant intercompany transactions and accounts.

        We believe that the assumptions underlying our consolidated financial statements are reasonable. However, these consolidated financial statements do not present our future financial position, the results of our future operations and cash flows.

  Seasonality

        We generally experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and holiday travel. The number of bookings decreases in the fourth quarter. Because revenue in the merchant business is generally recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks or longer. As a result, revenue is typically the lowest in the first quarter and highest in the third quarter. The macroeconomic downturn in the latter part of 2008 also affected our general revenue seasonality trends in the fourth quarter of 2008.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—Significant Accounting Policies

  Consolidation

        Our consolidated financial statements include the accounts of Expedia, Inc., our wholly-owned subsidiaries, and entities for which we control a majority of the entity's outstanding common stock. We record minority interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Minority interests in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to members or partners in our consolidated entities, which primarily includes the minority interest share of net income or loss from eLong.

        In addition, eLong, Inc. has variable interests in certain affiliated entities in China in order to comply with Chinese laws and regulations, which restricts foreign investment in the air-ticketing, travel agency and internet content provision businesses. Through a series of contractual agreements, eLong, Inc. is the primary beneficiary of the cash losses or profits of such variable interest entities. As such, although we do not own capital stock of the Chinese affiliates, based on our majority ownership of eLong, Inc., we consolidate their results.

        We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

  Accounting Estimates

        We use estimates and assumptions in the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements. These estimates and assumptions also affect the reported amount of net income or loss during any period. Our actual financial results could differ significantly from these estimates. The significant estimates underlying our consolidated financial statements include revenue recognition; recoverability of current and long-lived assets, intangible assets and goodwill; income and indirect taxes, such as potential settlements related to occupancy taxes; stock-based compensation and accounting for derivative instruments.

  Reclassifications

        We have reclassified prior period financial statements to conform to the current period presentation.

  Revenue Recognition

        We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

        We also evaluate the presentation of revenue on a gross versus a net basis through application of Emerging Issues Task Force No. ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our primary revenue models, discussed below, we have determined net presentation is appropriate for the majority of revenue transactions.

        We offer travel products and services on a stand-alone and package basis primarily through two business models: the merchant model and the agency model.

        Under the merchant model, we facilitate the booking of hotel rooms, airline seats, car rentals and destination services from our travel suppliers and we are the merchant of record for such bookings.

        Under the agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. For agency airline, hotel and car transactions, we also receive fees from global distribution systems partners that control the computer systems through which these reservations are booked.

        Merchant Hotel.    Our travelers pay us for merchant hotel transactions prior to departing on their trip, generally when they book the reservation. We record the payment in deferred merchant bookings until the stay occurs, at which point we record the revenue. In certain nonrefundable, nonchangeable transactions where we have no significant post-delivery obligations, we record revenue when the traveler completes the transaction on our website, less a reserve for chargebacks and cancellations based on historical experience. Amounts received from customers are presented net of amounts paid to suppliers. In certain instances when a supplier invoices us for less than the cost we accrued, we generally recognize those amounts as revenue six months in arrears, net of an allowance, when we determine it is not probable that we will be required to pay the supplier, based on historical experience and contract terms.

        We generally contract in advance with lodging providers to obtain access to room allotments at wholesale rates. Certain contracts specifically identify the number of potential rooms and the negotiated rate of the rooms to which we may have access over the terms of the contracts, which generally range from one to three years. Other contracts are not specific with respect to the number of rooms and the rates of the rooms to which we may have access over the terms of the contracts. In either case we may return unbooked hotel room allotments with no obligation to the lodging providers within a period specified in each contract. For hotel rooms that are cancelled by the traveler after the specified period of time, we charge the traveler a cancellation fee or penalty that is at least equal to the amount a hotel may invoice us for the cancellation.

        Merchant Air.    Generally, we determine the ticket price for merchant air transactions. We pay the cost of the airline ticket generally within two weeks after booking. We record cash paid by the traveler as deferred merchant bookings and the cost of the airline ticket as prepaid merchant bookings. When the flight occurs, we record the difference between the deferred merchant bookings and the prepaid merchant bookings as revenue on a net basis.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        When we have nonrefundable and generally noncancelable merchant air transactions, with no significant post-delivery obligations, we record revenue upon booking. We record a reserve for chargebacks and cancellations at the time of the transaction based on historical experience.

        Agency Air, Hotel, Car and Cruise.    Our agency revenue comes from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. We record agency revenue on air transactions when the traveler books the transaction, as we have no significant post-delivery obligations. We generally record agency revenue on hotel reservations when the stay occurs or on receipt of commissions from individual suppliers. We record agency revenue on cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse, or on receipt of commissions from an individual supplier. We record an allowance for cancellations and chargebacks on this revenue based on historical experience.

        Click-Through Fees.    We record revenue from click-through fees charged to our travel partners for traveler leads sent to the travel partners' websites. We record revenue from click-through fees after the traveler makes the click-through to the related travel partners' websites.

        Advertising.    We record advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract.

        Other.    We record revenue from all other sources either upon delivery or when we provide the service.

  Cash and Cash Equivalents

        Our cash and cash equivalents include cash and liquid financial instruments with maturities of 90 days or less when purchased.

  Short-term Investments

        Our short-term investments consist of time deposits with financial institutions held by eLong with maturities greater than 90 days but less than one year.

  Accounts Receivable

        Accounts receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer's ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

  Prepaid Expenses and Other Current Assets

        At December 31, 2008, prepaid expenses and other current assets included $16 million in redemptions of money market holdings due from the Reserve Primary Fund (the "Fund"). The Fund is currently being liquidated due to the Reserve's September 16, 2008 announcement that the Fund had a net asset value less than $1.00 and ensuing significant redemption requests. As a result, during the third quarter of 2008, we reclassified $80 million in redemptions due from the Fund from cash and cash equivalents to prepaid expenses and other current assets, which was net of an approximate $1 million allowance for our estimated pro rata share of losses related to the Fund's write-down of debt security holdings of Lehman Brothers Holdings, Inc. We received $64 million in distributions from the Fund

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

during the fourth quarter of 2008. The timing of receipt of the remaining proceeds cannot be determined at this time; however, the maturities of the underlying investments are within one year. In addition, under the Fund's plan of liquidation announced December 3, 2008, future distributions will continue to be made on a pro-rata basis up to the amount of a special reserve, which will be established to satisfy legal and accounting fees of the Fund. As the Fund has not yet quantified the amount of the special reserve, there is no way to determine our pro-rata share of such reserve and we may be required to record additional losses in future periods.

  Property and Equipment

        We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-02, Accounting for Website Development Costs. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

        We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, capitalized software development and furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, we establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. We assess goodwill and indefinite-lived intangible assets, neither of which is amortized, for impairment annually as of October 1, or more frequently, if events and circumstances indicate impairment may have occurred. See Note 5—Goodwill and Intangible Assets, Net for discussion of impairment of goodwill and indefinite-lived assets in 2008 and 2006.

        In the evaluation of goodwill for impairment, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value should such a circumstance arise.

        We generally base our measurement of fair value of reporting units on a blended analysis of the present value of future discounted cash flows and market valuation approach. The discounted cash flows model indicates the fair value of the reporting units based on the present value of the cash flows that we expect the reporting units to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of our business; and working capital effects. The market valuation approach indicates the

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

fair value of the business based on a comparison of the Company to comparable publicly traded firms in similar lines of business. Our significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting units.

        We believe the weighted use of discounted cash flows and market approach is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within the travel and internet industries; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

        In addition to measuring the fair value of our reporting units as described above, we consider the combined carrying and fair values of our reporting units in relation to the Company's total fair value of equity plus debt as of the assessment date. Our equity value assumes our fully diluted market capitalization, using either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies. The debt value is based on the highest value expected to be paid to repurchase the debt, which can be fair value, principal or principal plus a premium depending on the terms of each debt instrument.

        In the evaluation of indefinite-lived intangible assets, an impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value. We base our measurement of fair value of indefinite-lived intangible assets, which primarily consist of trade name and trademarks, using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.

  Recoverability of Intangible Assets with Definite Lives and Other Long-Lived Assets

        Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of two to twelve years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value. See Note 5—Goodwill and Intangible Assets, Net for discussion of impairment of other long-lived assets in 2008.

        Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Long-term Investments

        We record investments, which are non-marketable, using the cost basis when we do not have the ability to exercise significant influence over the investee and generally when our ownership in the investee is less than 20%. We record investments using the equity method when we have the ability to exercise significant influence over the investee.

        We periodically evaluate the recoverability of investments and record a write-down to fair value if a decline in value is determined to be other-than-temporary.

  Income Taxes

        In accordance with SFAS No. 109, Accounting for Income Taxes, we record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

  Occupancy Tax

        Some states and localities impose a transient occupancy or accommodation tax, or a form of sales tax, on the use or occupancy of hotel accommodations. Generally, hotels charge taxes based on the room rate paid to the hotel and remit these taxes to the various tax authorities. When a customer books a room through one of our travel services, we collect a tax recovery charge from the customer which we pay to the hotel. We do not collect or remit occupancy taxes, nor do we pay occupancy taxes to the hotel operator on the portion of the customer payment we retain. Some jurisdictions have questioned our practice in this regard. While the applicable tax provisions vary among the jurisdictions, we generally believe that we are not required to collect and remit such occupancy taxes. We are engaged in discussions with tax authorities in various jurisdictions to resolve this issue. Some tax authorities have brought lawsuits or have levied assessments asserting that we are required to collect and remit occupancy tax. The ultimate resolution in all jurisdictions cannot be determined at this time. We have established a reserve for the potential settlement of issues related to hotel occupancy taxes.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Presentation of Taxes in the Income Statement

        We present taxes that we collect from customers and remit to government authorities on a net basis in our consolidated statements of operations.

  Derivative Instruments

        Derivative instruments are carried at fair value on our consolidated balance sheets.

        We had designated cross currency swap agreements as cash flow hedges of certain inter-company loan agreements denominated in currencies other than the lending subsidiaries' functional currency (the "hedged items"). The hedges were determined to be highly effective, at designation and up until settlement during the third quarter of 2008. As such, we recorded the total change in the fair value of the hedges in other comprehensive income ("OCI") each period, and concurrently reclassify a portion of the gain or loss to Other, net to perfectly offset gains or losses related to transactional remeasurement of the hedged items.

        We report the change in the fair value of derivative instruments, which primarily consist of foreign currency forward contracts as of December 31, 2008, that do not qualify for hedge accounting treatment in Other, net. We do not hold or issue financial instruments for speculative or trading purposes.

        For additional information about derivative instruments, see Note 7—Derivative Instruments.

  Foreign Currency Translation and Transaction Gains and Losses

        Certain of our operations outside of the United States use the related local currency as their functional currency. We translate revenue and expense at average rates of exchange during the period. We translate assets and liabilities at the rates of exchange as of the consolidated balance sheet dates and include foreign currency translation gains and losses as a component of accumulated OCI. Due to the nature of our operations and our corporate structure, we also have subsidiaries that have significant transactions in foreign currencies other than their functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring remeasurement and settlement of such transactions.

        To the extent practicable, we attempt to minimize this exposure by maintaining natural hedges between our current assets and current liabilities of similarly denominated foreign currencies. Additionally, during the third and fourth quarter of 2008, we began using foreign currency forward contracts to economically hedge certain merchant revenue exposures and in lieu of holding certain foreign currency cash for the purpose of economically hedging our foreign currency-denominated merchant accounts payable and deferred merchant bookings balances. These instruments are typically short-term and are recorded at fair value with gains and losses recorded in Other, net. Valuation of the foreign currency forward contracts is based on foreign currency exchange rates in active markets; thus, we measure the fair value of these contracts under a Level 2 input as defined by SFAS No. 157, Fair Value Measurements. As of December 31, 2008, we had a net forward liability of $1 million recorded in accrued expenses and other current liabilities.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense over the term of the debt or, when the debt can be redeemed at the option of the holders, over the term of the redemption option.

  Marketing Promotions

        We periodically provide incentive offers to our customers to encourage booking of travel products and services. Generally, our incentive offers are as follows:

        Current Discount Offers.    These promotions include dollar off discounts to be applied against current purchases. We record the discounts as reduction in revenue at the date we record the corresponding revenue transaction.

        Inducement Offers.    These promotions include discounts granted at the time of a current purchase to be applied against a future qualifying purchase. We treat inducement offers as a reduction to revenue based on estimated future redemption rates. We allocate the discount amount between the current purchase and the potential future purchase based on our expected relative value of the transactions. We estimate our redemption rates using our historical experience for similar inducement offers.

        Concession Offers.    These promotions include discounts to be applied against a future purchase to maintain customer satisfaction. Upon issuance, we record these concession offers as a reduction to revenue based on estimated future redemption rates. We estimate our redemption rates using our historical experience for concession offers.

  Advertising Expense

        We incur advertising expense consisting of offline costs, including television and radio advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement (e.g., television airtime) as incurred each time the advertisement is shown. For the years ended December 31, 2008, 2007 and 2006, our advertising expense was $598 million, $539 million and $427 million. As of December 31, 2008 and 2007, we had $10 million and $8 million of prepaid marketing expenses included in prepaid expenses and other current assets.

  Stock-Based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, and related guidance. We measure and amortize the fair value of restricted stock units, stock options and warrants as follows:

        Restricted Stock Units.    Restricted stock units ("RSU") are stock awards that are granted to employees entitling the holder to shares of common stock as the award vests, typically over a five-year period. We measure the value of RSUs at fair value based on the number of shares granted and the quoted price of our common stock at the date of grant. We amortize the fair value, net of estimated forfeitures, as stock-based compensation expense over the vesting term on a straight-line basis. We record RSUs that may be settled by the holder in cash, rather than shares, as a liability and we remeasure these instruments at fair value at the end of each reporting period. Upon settlement of

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

these awards, our total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the settlement date.

        Performance-based RSUs vest upon achievement of certain company-based performance conditions. On the date of grant, we determine the fair value of the performance-based award based on the fair value of our common stock at that time and we assess whether it is probable that the performance targets will be achieved. If assessed as probable, we record compensation expense for these awards over the estimated performance period using the accelerated method. At each reporting period, we reassess the probability of achieving the performance targets and the performance period required to meet those targets. The estimation of whether the performance targets will be achieved and of the performance period required to achieve the targets requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized. The ultimate number of shares issued and the related compensation expense recognized will be based on a comparison of the final performance metrics to the specified targets.

        Stock Options and Warrants.    We measure the value of stock options and warrants issued or modified, including unvested options assumed in acquisitions, on the grant date (or modification or acquisition dates, if applicable) at fair value, using the Black-Scholes option valuation model. We amortize the fair value, net of estimated forfeitures, over the remaining vesting term on a straight-line basis.

        Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards, and subsequent events are not indicative of the reasonableness of our original estimates of fair value. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

  Earnings Per Share

        We compute basic earnings per share by taking net income (loss) available to common shareholders divided by the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. Diluted earnings per share include the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. For additional information on how we compute earnings per share, see Note 12—Earnings Per Share.

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents and short-term investments reported on our consolidated balance sheets approximate fair value as we maintain them with various high-quality financial institutions. The accounts receivable are short-term in nature and are generally settled shortly after the sale.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Certain Risks and Concentrations

        Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines and hotels, dependence on third-party technology providers, exposure to risks associated with online commerce security and credit card fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services, including one third-party service provider for which we accounted for approximately 41% of its total revenue for the year ended December 31, 2007 and approximately 35% of its total revenue for the nine months ended September 30, 2008.

        Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits. Our cash and cash equivalents are primarily composed of U.S. government obligations and treasury funds as well as interest bearing bank account balances denominated in U.S. dollars, euros and British pound sterling.

  Contingent Liabilities

        We have a number of regulatory and legal matters outstanding, as discussed further in Note 14—Commitments and Contingencies. Periodically, we review the status of all significant outstanding matters to assess the potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

  Recently Adopted Accounting Pronouncements

        On January 1, 2008, we adopted certain provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require any new fair value measurements. We will adopt the provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The partial adoption of SFAS 157 did not materially impact, nor do we expect the full adoption to materially impact, our consolidated financial statements.

        On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS Statement No. 115 ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates as defined in the standard. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As we did not elect fair value treatment for qualifying instruments that existed as of January 1, 2008, the adoption of this Statement did not have an impact on our consolidated financial statements. We may elect to measure qualifying instruments at fair value in the future.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses and requires that all assets and liabilities of an acquired business as well as any noncontrolling interest in the acquiree be recorded at their fair values at the acquisition date. Contingent consideration arrangements will be recognized at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition contingencies will also typically be recognized at their acquisition date fair values. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair values or the estimated amounts to be realized. The Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51 ("SFAS 160"), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Beginning on January 1, 2009 upon adoption of SFAS 160, we will recharacterize our minority interest as a noncontrolling interest and classify it as a component of equity in our consolidated financial statements with the exception of shares redeemable at the option of the minority holders, which will remain an obligation outside of stockholders' equity.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. We do not expect the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

NOTE 3—Acquisitions and Other Investments

        In 2008, we acquired four online travel media content companies, one corporate travel company and two online travel product and service companies, which includes Venere, an online travel provider based in Italy that focuses on hotel reservations under an agency model. The purchase price of these companies as well as contingent purchase consideration under prior acquisitions and other acquisition-related costs totaled $475 million, of which $465 million was paid in cash and $10 million was accrued

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

as of December 31, 2008. The following table summarizes the allocation of the purchase price for all acquisitions made in 2008, in thousands:

Goodwill	$328,449
Intangible assets with definite lives(1)	112,968
Intangible assets with indefinite lives	47,641
Net liabilities and minority interests acquired, which includes $21,480 of cash aquired	(14,486)

Total	$474,572

    (1)
    Acquired intangible assets primarily consist of supplier relationship assets with a weighted average life of 10.6 years and technology assets with a weighted average life of 3 years. In total, the weighted average life of acquired intangible assets was 8.3 years.

        The purchase price allocation of these acquisitions is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated revenue and operating loss during 2008 was not significant.

        In one of these 2008 transactions, we acquired a 74% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value at various times through 2011. In another of these 2008 transactions, we acquired an 86% controlling interest with certain rights whereby we may acquire, and the minority shareholders may sell to us, the additional shares of the company at fair value, or at an adjusted fair value at our option, during a 30-day period beginning October 1, 2012. Future changes in fair value of the shares for which the minority holders may sell to us above the initial minority interest basis will be recorded to the minority interest and as charges or credits to retained earnings (deficit).

        In 2007, we acquired three travel-related companies. The purchase price of these and other acquisition related costs totaled $152 million, $60 million of which we paid in cash and $92 million of which was accrued at December 31, 2007 as a result of the financial performance of one of the acquired companies during 2007. The accrued purchase consideration represented $92 million of $100 million total additional purchase price that could be achieved based on the annual results of 2007 or 2008, or the two periods combined. During 2008, we paid $93 million of the additional purchase price based on the annual results of 2007. In addition, we accrued the remaining $7 million based on the annual results of 2008 to be paid in 2009 and this amount was included within the 2008 total purchase price above. As a result of these acquisitions, we recorded $126 million in goodwill and $18 million of intangible assets with definite lives. The results of operations of each of the acquired businesses have been included in our consolidated results from each transaction closing date forward; their effect on consolidated net revenue and operating income during 2007 was not significant.

        During 2007, we also acquired a 50% ownership interest in a travel company for $26 million in cash. We include this investment in Long-term investments and other assets and account for it under the equity-method. The investment agreement contains certain rights, whereby we may acquire and the investee may sell to us the additional shares of the company, at fair value or at established multiples of future earnings at our discretion, at various times beginning in the first quarter of 2009 through 2013. We have also entered into a commitment to provide the investee a $10 million revolving operating line

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

of credit and a credit facility for up to $20 million. As of the end of 2008 or at any time and from time to time thereafter, any amounts due under the credit facility are convertible, at our option, into shares of the company at a premium to the then fair market value. The revolving operating line of credit had $2 million drawn against it and no amounts were drawn against the credit facility as of December 31, 2008.

        In 2006, we purchased the remaining 4.9% minority ownership in TripAdvisor for $18 million in cash.

NOTE 4—Property and Equipment, Net

        Our property and equipment consists of the following:

	December 31,
	2008	2007
	(In thousands)
Capitalized software development	$286,935	$230,168
Computer equipment	103,866	74,569
Furniture and other equipment	57,423	40,706
Leasehold improvements	64,620	30,746

	512,844	376,189
Less: accumulated depreciation	(292,650)	(250,094)
Projects in progress	27,760	53,395

Property and equipment, net	$247,954	$179,490

        As of December 31, 2008 and 2007, our recorded capitalized software development costs, net of accumulated amortization, were $122 million and $113 million. For the years ended December 31, 2008, 2007 and 2006, we recorded amortization of capitalized software development costs of $47 million, $36 million and $28 million, most of which is included in technology and content expenses.

NOTE 5—Goodwill and Intangible Assets, Net

        We performed our annual impairment assessment for goodwill and indefinite-lived intangible assets as of October 1, 2008 and determined we had no impairment as of that date. However, during the fourth quarter of 2008, we experienced a significant decline in our stock price and operating results in part due to an increased negative impact of foreign exchange rates and the continued weakness in the macroeconomic environment. Based on these and other contributing factors, we concluded that sufficient indicators existed to require us to perform an interim assessment of goodwill and indefinite-lived intangible assets as of December 1, 2008. Accordingly, we performed an interim first step of our impairment assessment for each of our reporting units and determined there was a potential impairment of goodwill in certain reporting units. Therefore, we performed the second step of the assessment in which we compared the implied fair value of those reporting unit's goodwill to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

of the reporting unit's goodwill exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

        We measured the fair value of each of our reporting units and both our indefinite-lived and definite lived intangible assets using accepted valuation techniques as described above in Note 2—Significant Accounting Policies. The significant estimates used included our weighted average cost of capital, long-term rate of growth and profitability of our business, and working capital effects. Our assumptions are based on the actual historical performance of each of the reporting units and take into account the recent weakening of operating results and implied risk premiums based on market prices of our equity and debt as of the assessment date. To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units determined in step one to the enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization of our stock, an acquisition premium based on historical data from acquisitions within the same or similar industries and the appropriate redemption values of our debt. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around that date and consider such other quantitative and qualitative factors we consider relevant, which may change depending on the date for which the assessment is made. This assessment resulted in the recognition in the fourth quarter of 2008 of a loss on impairment of long-term assets of approximately $3 billion, which consists of $2.8 billion of goodwill and $223 million of indefinite-lived trade names. A deferred tax benefit of $189 million was recognized as a result of these charges.

        We determined that the adverse change in the business climate discussed above was also an indicator requiring the testing of our long-lived assets for recoverability and performed this test as of December 1, 2008. We tested the long-lived assets of our reporting units for recoverability based on a comparison of the respective aggregate values of their undiscounted cash flows to the respective carrying values. The results of the evaluation indicated that the carrying values of the related assets were recoverable. In addition to the above impairment analysis, during the fourth quarter of 2008, we wrote off $11 million related to capitalized software costs based on the abandonment of the related project.

        As a result of continued adverse conditions in the markets in which we operate, we will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment. We cannot assure that these assets will not be further impaired in future periods.

        The following table presents our goodwill and intangible assets as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Goodwill	$3,538,569	$6,006,338
Intangible assets with indefinite lives	689,541	867,246
Intangible assets with definite lives, net	143,878	103,511

	$4,371,988	$6,977,095

        Our indefinite-lived intangible assets relate principally to trade names and trademarks acquired in various acquisitions. Of the $223 million impairment charge in the fourth quarter of 2008, $128 million related to trade names in our North America segment, $73 million in our Europe segment and $22 million in our Asia Pacific segment. In the third quarter of 2006, based on lower than expected

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

year-to-date revenue growth, we determined that our indefinite-lived trade name intangible asset related to Hotwire, part of our North America segment, was impaired based on a valuation of that asset and recognized an impairment charge of $47 million.

        The following table presents the changes in goodwill by reportable segment:

	North America	Europe	Other(1)	Total
	(In thousands)
Balance as of January 1, 2007	$4,740,698	$1,021,351	$99,243	$5,861,292
Additions	140,428	—	201	140,629
Deductions	(9,402)	—	—	(9,402)
Foreign exchange translation	—	7,778	6,041	13,819

Balance as of December 31, 2007	$4,871,724	$1,029,129	$105,485	$6,006,338
Additions	134,267	181,777	12,405	328,449
Impairment charge	(1,982,000)	(758,900)	(21,200)	(2,762,100)
Other deductions	(2,823)	—	—	(2,823)
Foreign exchange translation	(3,765)	(22,126)	(5,404)	(31,295)

Balance as of December 31, 2008	$3,017,403	$429,880	$91,286	$3,538,569

(1)
Other includes Asia Pacific and Egencia.

        In 2008 and 2007, the additions to goodwill relate primarily to our acquisitions as described in Note 3—Acquisitions and Other Investments. In addition, basis adjustments resulting from the implementation of FIN 48 also contributed to the increase in 2007. The deductions from goodwill for both 2008 and 2007 primarily relate to the impairments discussed above as well as the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in purchase price when the deductions are realized.

        The following table presents the components of our intangible assets with definite lives as of December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In thousands)
Supplier relationships	$280,484	$(220,612)	$59,872	$212,514	$(206,464)	$6,050
Technology	221,166	(195,941)	25,225	203,028	(183,082)	19,946
Distribution agreements	177,426	(177,155)	271	177,426	(154,091)	23,335
Affiliate agreements	34,782	(18,381)	16,401	33,049	(14,899)	18,150
Customer lists	26,540	(21,895)	4,645	26,549	(20,723)	5,826
Domain names	11,678	(8,500)	3,178	10,940	(5,729)	5,211
Other	81,659	(47,373)	34,286	61,809	(36,816)	24,993

Total	$833,735	$(689,857)	$143,878	$725,315	$(621,804)	$103,511

        Amortization expense was $69 million, $78 million and $111 million for the years ended December 31, 2008, 2007 and 2006. The estimated future amortization expense related to intangible

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

assets with definite lives as of December 31, 2008, assuming no subsequent impairment of the underlying assets, is as follows, in thousands:

2009	$36,143
2010	28,175
2011	19,966
2012	14,498
2013	9,811
2014 and thereafter	35,285

Total	$143,878

NOTE 6—Debt

        The following table sets forth our outstanding debt:

	December 31, 2008	December 31, 2007
	(In thousands)
8.5% senior notes due 2016, net of discount	$394,548	$—
7.456% senior notes due 2018	500,000	500,000

Long-term debt	894,548	500,000
Credit facility	650,000	585,000

Total long-term indebtedness	$1,544,548	$1,085,000

  Long-term Debt

        In June 2008, we privately placed $400 million of 8.5% senior unsecured notes due in July 2016 (the "8.5% Notes"). The 8.5% Notes were issued at 98.572% of par resulting in a discount, which is being amortized over their life. Interest is payable semi-annually in January and July of each year, beginning January 1, 2009. The 8.5% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to July 1, 2011, in the event of a qualified equity offering, we may redeem up to 35% of the 8.5% Notes at a redemption price of 108.5% of the principal plus accrued interest. Additionally, we may redeem the 8.5% Notes prior to July 1, 2012 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a "make-whole" premium. On or after July 1, 2012, we may redeem the 8.5% Notes in whole or in part at specified prices ranging from 104.250% to 100% of the principal plus accrued interest.

        Our $500 million in registered senior unsecured notes outstanding at December 31, 2008 are due in August 2018 and bear interest at 7.456% (the "7.456% Notes"). Interest is payable semi-annually in February and August of each year. The 7.456% Notes are repayable in whole or in part on August 15, 2013, at the option of the holders of such 7.456% Notes, at 100% of the principal amount plus accrued interest. We may redeem the 7.456% Notes in accordance with the terms of the agreement, in whole or in part at any time at our option.

        The fair value of our 7.456% Notes was approximately $365 million and $517 million as of December 31, 2008 and 2007, and the fair value of the 8.5% Notes was approximately $280 million as of December 31, 2008 based on quoted market prices.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The 7.456% and 8.5% Notes are senior unsecured obligations guaranteed by certain domestic Expedia subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. For further information, see Note 19—Guarantor and Non-Guarantor Supplemental Financial Information. Accrued interest related to the 7.456% and 8.5% Notes was $32 million as of December 31, 2008, and accrued interest related to the 7.456% Notes was $14 million as of December 31, 2007.

        The 7.456% and 8.5% Notes include covenants that limit our ability to (i) incur liens, (ii) enter into sale and leaseback transactions and (iii) merge, consolidate or sell substantially all of our assets.

  Credit Facility

        In July 2005, we entered into a $1 billion five-year unsecured revolving credit facility with a group of lenders, which is unconditionally guaranteed by certain Expedia subsidiaries and expires in August 2010. The $650 million carrying amount of the borrowing approximates its fair value as of December 31, 2008. The facility bears interest based on market interest rates plus a spread, which is determined based on our financial leverage. The interest rate was 1.34% as of December 31, 2008 and 5.70% as of December 31, 2007. The annual fee to maintain the facility ranged from 0.1% to 0.2% on the unused portion of the facility, or approximately $1 million to $2 million if all of the facility was unused. The facility also contained financial covenants consisting of a leverage ratio and a minimum tangible net worth requirement.

        The amount of stand-by letters of credit ("LOC") issued under the facility reduces the amount available to us. As of December 31, 2008 and 2007, there were $58 million and $52 million of outstanding stand-by LOCs issued under the facility.

        On February 18, 2009, we amended our credit facility to replace our tangible net worth covenant with a minimum interest coverage covenant, among other changes. As part of this amendment our leverage ratio was tightened, pricing on our borrowings increased by 200 basis points and we paid approximately $6 million in fees, which will be amortized over the remaining term of the credit facility.

NOTE 7—Derivative Instruments

        The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date.

  Ask Jeeves Notes

        As a result of the Spin-Off, we assumed certain obligations of IAC related to IAC's Ask Jeeves Notes. When holders of the Ask Jeeves Notes convert their notes, they received shares of both IAC and Expedia common stock. Under the terms of the Spin-Off, we were obligated to issue shares of our common stock to IAC for delivery to the holders of the Ask Jeeves Notes, or pay cash in equal value, in lieu of issuing such shares, at our option. This obligation represented a derivative liability on our consolidated balance sheet because it was not indexed solely to shares of our common stock. We recorded the fair value of this derivative obligation on our consolidated balance sheets with any changes in fair value recorded in our consolidated statements of operations in Other, net. The estimated fair value of this liability fluctuated primarily based on changes in the price of our common stock.

        In 2008, the remainder of these notes converted and we released approximately 0.5 million shares of our common stock with a fair value of $11 million to satisfy the final conversion requirements. In

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

2008, 2007 and 2006, we recognized net gains (losses) of $4 million, $(5) million and $8 million related to these Ask Jeeves Notes. As of June 1, 2008, we had no further obligations related to the Ask Jeeves Notes. As of December 31, 2007, the related derivative liability balance was $15 million and was included in accrued expenses and other current liabilities.

  Cross-Currency Swaps

        We entered into cross-currency swaps to hedge against the change in value of certain intercompany loans denominated in currencies other than the lending subsidiaries' functional currency.

        In November 2003, we entered into a swap with a notional amount of Euro 39 million that matures in October 2013. Under the terms of this swap, we paid euro at a rate of the three-month EURIBOR plus 0.50% on euro 39 million and we received 4.90% interest on $46 million in U.S. dollars.

        In April 2004, we entered into a swap with a notional amount of Euro 38 million that matures in April 2014. Under the terms of this swap, we paid euro at a rate of the six-month EURIBOR plus 0.90% on euro 38 million and we received 5.47% interest on $46 million in U.S. dollars.

        These swaps were designated as cash flow hedges and were re-measured at fair value each reporting period. The fair values of our cross-currency swaps were determined using Level 2 valuation techniques, as defined in SFAS 157, and were based on the present value of net future cash payments and receipts, which fluctuate based on changes in market interest rates and the euro/U.S. dollar exchange rate.

        During the third quarter of 2008, we terminated our cross-currency swap agreements for a cost of $17 million and concurrently capitalized the underlying intercompany loans. As a result of these transactions, we recognized a net gain of less than $1 million. At the time of termination, $13 million of cash collateral was held by the counterparty resulting in a net liability of $4 million that was unpaid as of December 31, 2008 and was classified in accrued expenses and other current liabilities. As of December 31, 2007, we had a $21 million cross-currency swap liability included in other long-term liabilities and a corresponding $21 million asset for cash collateral held by our counterparty included in long-term investments and other assets.

  Stock Warrants

        In connection with prior transactions, IAC assumed a number of stock warrants that were adjusted to become exercisable into IAC common stock and subsequent to the Spin-Off, also into our common stock. As of December 31, 2008, there are approximately 42,700 of these stock warrants outstanding with expiration dates through May 2010. Each stock warrant represents the right to receive the number of shares of IAC common stock and Expedia common stock that the stock warrant holder would have received had the holder exercised the stock warrant immediately prior to the Spin-Off. Under the terms of the Spin-Off between IAC and Expedia, we assumed the obligation to deliver our common stock to the stock warrant holders upon exercise and will receive a portion of the proceeds from exercise. This obligation represents a derivative instrument that we record at fair value on our consolidated balance sheets with any changes in value recorded in our consolidated statements of operations in Other, net. The estimated fair value of this liability fluctuates based on changes in the price of our common stock.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 8—Employee Benefit Plans

        Our U.S. employees are generally eligible to participate in a retirement and savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Our contribution vests with the employee after the employee completes two years of service. Participating employees have the option to invest in our common stock, but there is no requirement for participating employees to invest their contribution or our matching contribution in our common stock. We also have various defined contribution plans for our international employees. Our contributions to these benefit plans were $12 million, $9 million and $8 million for the years ended December 31, 2008, 2007 and 2006.

NOTE 9—Stock-Based Awards and Other Equity Instruments

        Pursuant to the 2005 Expedia, Inc. Stock and Annual Incentive Plan, we may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to directors, officers, employees and consultants. As of December 31, 2008, we had approximately 8 million shares of common stock reserved for new stock-based awards under the 2005 Stock and Annual Incentive Plan. We issue new shares to satisfy the exercise or release of stock-based awards.

        RSUs, which are stock awards that are granted to employees entitling the holder to shares of our common stock as the award vests, have been our primary form of stock-based award. We record RSUs that will settle in cash as a liability and we remeasure them to fair value at the end of each reporting period. These awards that settle in cash and the resulting liability are insignificant. Our RSUs generally vest over five years, but may accelerate in certain circumstances, including certain changes in control.

        The following table presents a summary of RSU activity:

	RSU's	Weighted Average Grant-Date Fair Value
	(In thousands)
Balance as of January 1, 2006	5,765	$24.08
Granted	5,016	18.59
Vested and released	(1,337)	23.94
Cancelled	(1,923)	23.09

Balance as of December 31, 2006	7,521	20.72
Granted	3,768	22.92
Vested and released	(1,538)	21.72
Cancelled	(1,489)	21.20

Balance as of December 31, 2007	8,262	21.43
Granted	4,123	21.78
Vested and released	(1,846)	21.76
Cancelled	(1,493)	22.20

Balance as of December 31, 2008	9,046	21.41

        The total fair value of shares vested and released during the years ended December 31, 2008, 2007 and 2006 was $40 million, $33 million and $32 million. Included in RSUs outstanding at December 31,

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

2008 are approximately 1 million RSUs awarded to certain senior executives, for which vesting is tied to achievement of performance targets.

        We have fully vested stock warrants with expiration dates through May 2012 outstanding, certain of which were traded on the NASDAQ under the symbols "EXPEW" and "EXPEZ" until their expiration on February 4, 2009. Each stock warrant is exercisable for a certain number of shares of our common stock or a fraction thereof.

        The following table presents a summary of our stock warrants (equivalent shares) from December 31, 2007 through December 31, 2008:

Expiration Date	Weighted Average Exercise Price	Outstanding Warrants at December 31, 2007	Exercised	Cancelled	Outstanding Warrants at December 31, 2008
	(In thousands, except per warrant data)
May 2012	$25.56	16,094	—	—	16,094
February 2009	31.22	7,295	—	—	7,295
February 2009	11.93	11,085	(5)	—	11,080
November 2009 to May 2010	13.23	163	—	—	163

		34,637	(5)	—	34,632

        The following table presents a summary of our stock option activity:

	Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance as of January 1, 2006	27,706	$15.71
Exercised	(3,657)	9.41
Cancelled	(916)	20.38

Balance as of December 31, 2006	23,133	16.52
Exercised	(13,242)	10.30
Cancelled	(216)	29.61

Balance as of December 31, 2007	9,675	24.74
Granted	1,275	8.14
Exercised	(618)	10.14
Cancelled	(498)	29.14

Balance as of December 31, 2008	9,834	23.29	4.8	$1,273

Exercisable as of December 31, 2008	4,759	20.29	2.2	858

Vested and expected to vest after December 31, 2008	9,427	23.94	4.6	1,136

        During 2008, we also granted stock options to certain key employees. The fair value of stock options granted during the year ended December 31, 2008 was estimated at the date of grant using the

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions:

Risk-free interest rate	2.18%
Expected volatility	45.63%
Expected life (in years)	4.54
Weighted-average estimated fair value of options granted during the year	$3.38

        The aggregate intrinsic value of outstanding options shown in the table above represents the total pretax intrinsic value at December 31, 2008, based on our closing stock price of $8.24 as of the last trading date. The total intrinsic value of stock options exercised was $7 million, $299 million and $35 million for the years ended December 31, 2008, 2007 and 2006.

        The following table presents a summary of our stock options outstanding and exercisable at December 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Price Per Share	Remaining Contractual Life	Shares	Weighted- Average Exercise Price
	(In thousands)		(In years)	(In thousands)
$ 0.01 - $ 5.00	184	$3.77	3.8	184	$3.77
5.01 - 8.00	668	7.58	9.7	18	6.25
8.01 - 12.00	947	9.06	7.1	322	9.80
12.01 - 18.00	911	14.76	3.1	911	14.76
18.01 - 25.00	2,691	21.40	1.7	2,691	21.40
25.01 - 35.00	2,768	28.39	6.1	368	27.77
35.01 - 45.00	1,632	38.34	5.7	232	38.28
45.01 - 97.00	33	73.49	1.0	33	73.49

0.01 - 97.00	9,834	23.29	4.8	4,759	20.29

        In 2008, 2007 and 2006, we recognized stock-based compensation expense of $61 million, $63 million and $80 million. The total income tax benefit related to stock-based compensation expense was $21 million, $22 million and $27 million for 2008, 2007 and 2006.

        Cash received from stock-based award exercises for the years ended December 31, 2008 and 2007 was $6 million and $55 million. Our employees that held IAC vested stock options prior to the Spin-Off received vested stock options in both Expedia and IAC. As these stock options are exercised, we receive a tax deduction. Total current income tax benefits during the years ended December 31, 2008 and 2007 associated with the exercise of IAC and Expedia stock-based awards held by our employees were $19 million and $121 million, of which we recorded approximately $2 million and $9 million as a reduction of goodwill.

        In the fourth quarter of 2007, our Chairman and Senior Executive exercised options to purchase 9.5 million shares. 2.3 million shares were withheld and concurrently cancelled by the Company to cover the exercise price of $8.59 per share and 3.5 million shares were withheld and concurrently cancelled to cover tax obligations, with a net delivery of 3.7 million shares.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        As of December 31, 2008, there was approximately $131 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards, which is expected to be recognized in expense over a weighted-average period of 3.21 years.

NOTE 10—Income Taxes

        The following table presents a summary of our U.S. and foreign income (loss) before income taxes and minority interest:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
U.S.	$(2,442,297)	$500,624	$388,588
Foreign	(72,407)	(3,640)	(3,690)

Total	$(2,514,704)	$496,984	$384,898

        The following table presents a summary of our income tax expense components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current income tax expense:
Federal	$196,072	$182,960	$144,194
State	16,029	16,837	4,581
Foreign	2,907	4,900	1,328

Current income tax expense	215,008	204,697	150,103
Deferred income tax (benefit) expense:
Federal	(188,901)	(8,041)	(8,803)
State	(7,841)	7,062	(1,572)
Foreign	(12,300)	(604)	(277)

Deferred income tax benefit:	(209,042)	(1,583)	(10,652)

Income tax expense	$5,966	$203,114	$139,451

        For all periods presented, we have computed current and deferred tax expense using our stand-alone effective tax rate. As of December 31, 2008, our current income tax payable represents amounts that we will pay to the Internal Revenue Service ("IRS") and other tax authorities based on our taxable income.

        We reduced our current income tax payable by $19 million, $121 million and $34 million for the years ended December 31, 2008, 2007 and 2006, for tax deductions attributable to stock-based compensation. For 2008, 2007 and 2006, we recorded $2 million, $9 million and $17 million of the related income tax benefits of this stock-based compensation as a reduction of goodwill.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The tax effect of cumulative temporary differences and net operating losses that give rise to our deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Provision for accrued expenses	$26,395	$23,705
Deferred revenue	16,646	3,041
Net operating loss and tax credit carryforwards	31,536	23,856
Capitalized R&D expenditures	10,779	14,834
Stock-based compensation	48,110	45,269
Investment impairment	8,586	8,556
Other	10,360	10,590

Total deferred tax assets	152,412	129,851
Less valuation allowance	(32,085)	(27,911)

Net deferred tax assets	$120,327	$101,940

Deferred tax liabilities:
Prepaid merchant bookings and prepaid expenses	$(44,647)	$(39,825)
Intangible assets	(220,379)	(375,069)
Investment in subsidiaries	(10,449)	(10,823)
Unrealized gains	(12,946)	(18,719)
Property and equipment	(25,848)	(20,951)
Other	—	(53)

Total deferred tax liabilities	$(314,269)	$(465,440)

Net deferred tax liability	$(193,942)	$(363,500)

        At December 31, 2008, we had federal, state and foreign net operating loss carryforwards ("NOLs") of approximately $10 million, $53 million and $70 million. If not utilized, the federal and state NOLs will expire at various times between 2009 and 2028, $65 million foreign NOLs can be carried forward indefinitely, and $5 million foreign NOLs will expire at various times between 2009 and 2028.

        At December 31, 2008, we had a valuation allowance of approximately $32 million related to the portion of net operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. This amount represented an increase of approximately $4 million over the amount recorded as of December 31, 2007 and was primarily attributable to an increase in foreign operating losses.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to income before income taxes and minority interest is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income tax (benefit) expense at the federal statutory rate of 35%	$(880,146)	$173,944	$134,714
Non-deductible goodwill impairment	855,550	—	—
State income taxes, net of effect of federal tax benefit	11,317	9,844	4,813
Unrecognized tax benefits and related interest	12,525	4,211	—
Other, net	6,720	15,115	(76)

Income tax expense	$5,966	$203,114	$139,451

        By virtue of the previously filed separate company and consolidated income tax returns filed with IAC, we are routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from the examination of prior year returns. We are no longer subject to tax examinations by tax authorities for years prior to 1998.

        On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

Balance at January 1, 2007	$63,710
Increases to tax positions related to the current year	104,231
Interest and penalties	5,652

Balance at December 31, 2007	173,593
Increases to tax positions related to the current year	15,883
Decreases to tax positions related to the prior year	(22,520)
Audit settlements paid during 2008	(4,911)
Interest and penalties	17,794

Balance at December 31, 2008(1)	$179,839

    (1)
    As of December 31, 2008, we had $180 million of unrecognized tax benefits, of which $190 million is classified as long-term and included in Other long-term liabilities.

        Included in the balance at December 31, 2008 and 2007 were $68 million and $17 million of liabilities for uncertain tax positions that, if recognized, would decrease our provision for income taxes. Also included in the balance at December 31, 2008 were $122 million, of which $3 million and $95 million was added in 2008 and 2007, of excess tax benefits that resulted from our Chairman and Senior Executive's exercises of stock options during 2007 and 2005. If the IRS were to make a final determination that IAC and not Expedia were entitled to such deductions, then under the terms of our tax sharing agreement, IAC would pay to Expedia an amount equal to any such tax benefit at such time as it were actually realized by IAC. Therefore, an unfavorable outcome related to this position would not materially impact our cash flows.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        We recognize interest and penalties related to our liabilities for uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, we had approximately $24 million and $11 million accrued for the potential payment of estimated interest and penalties. During the years ended December 31, 2008, 2007 and 2006, we recognized approximately $12 million, $4 million and $2 million of interest, net of federal benefit and penalties, related to our liabilities for uncertain tax positions.

NOTE 11—Stockholders' Equity

  Common Stock and Class B Common Stock

        Our authorized common stock consists of 1.6 billion shares of common stock with par value of $0.001 per share, and 400 million shares of Class B common stock with par value of $0.001 per share. Both classes of common stock qualify for and would share equally in dividends, if declared by our Board of Directors, and generally vote together on all matters. Common stock is entitled to one vote per share and Class B common stock is entitled to 10 votes per share. Holders of common stock, voting as a single, separate class are entitled to elect 25% of the total number of directors. Class B common stockholders may, at any time, convert their shares into common stock, on a one for one share basis. Upon conversion, the Class B common stock is retired and is not available for reissue. In the event of liquidation, dissolution, distribution of assets or winding-up of Expedia, Inc., the holders of both classes of common stock have equal rights to receive all the assets of Expedia, Inc. after the rights of the holders of the preferred stock have been satisfied.

  Preferred Stock

        Our preferred stock has a face value of $22.23 per share; each share is entitled to an annual dividend of 1.99%. Each preferred stockholder is entitled to two votes per share. Preferred stockholders may, at certain times through 2017, elect to have their shares redeemed or elect to convert their shares into common stock based upon formulas described in the related Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Expedia, Inc. Beginning February 4, 2012, we may redeem the preferred stock for cash or common stock. On February 4, 2022, all outstanding shares of preferred stock automatically convert into common stock.

  Share Repurchases

        During 2007, we completed two tender offers pursuant to which we acquired 30 million tendered shares of our common stock at a purchase price of $22.00 per share and 25 million tendered shares of our common stock at $29.00 per share, for a total cost of $1.4 billion plus fees and expenses relating to the tender offers.

        During 2006, we completed the repurchase of 20 million shares of our common stock for a total cost of $288 million, representing an average price of $14.42 per share including transaction costs. All shares were repurchased in the open market at prevailing market prices.

        In addition, during 2006 our Board of Directors authorized share repurchases of up to 20 million outstanding shares of our common stock. As of February 13, 2009, we had not made any share repurchases under this specific authorization. There is no fixed termination date for the repurchase. The amount of repurchases we may make under this authorization are subject to certain of our debt covenants.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Accumulated Other Comprehensive Income (Loss)

        The following table presents the components of accumulated other comprehensive income (loss), net of tax:

	December 31,
	2008	2007
	(In thousands)
Accumulated unrealized gains (losses) on derivatives	$—	$339
Accumulated foreign currency translation adjustments	(4,662)	31,426

Total Accumulated Other Comprehensive Income (Loss)	$(4,662)	$31,765

  Other Comprehensive Income (Loss)

        The following table presents the changes in the components of other comprehensive income (loss), net of tax:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net Income (Loss)	$(2,517,763)	$295,864	$244,934
Other Comprehensive Income (Loss)
Currency translation adjustments	(36,088)	16,768	14,696
Unrealized gains (losses) on derivatives, net of taxes:
Unrealized holding gains (losses), net of tax effect of $(2,058) in 2008, $2,078 in 2007 and $4,300 in 2006	3,614	(5,545)	(7,832)
Less: reclassification adjustment for net (gains) losses recognized during the period, net of tax effect of $2,255 in 2008, $(3,210) in 2007 and $(3,691) in 2006	(3,953)	8,563	6,713

Other comprehensive income (loss)	(36,427)	19,786	13,577

Total Comprehensive Income (Loss)	$(2,554,190)	$315,650	$258,511

NOTE 12—Earnings Per Share

  Basic Earnings Per Share

        Basic earnings per share was calculated for the years ended December 31, 2008, 2007 and 2006 using the weighted average number of common and Class B common shares outstanding during the period excluding restricted stock and stock held in escrow. As of December 31, 2008 and 2007, we had 751 shares of preferred stock outstanding, the impact of which on our earnings per share calculation is immaterial.

  Diluted Earnings Per Share

        For the years ended December 31, 2008, 2007 and 2006, we computed diluted earnings per share using (i) the number of shares of common stock and Class B common stock used in the basic earnings per share calculation as indicated above (ii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock warrants and the vesting of restricted stock

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

units using the treasury stock method, and (iii) the shares we were contractually obligated to issue associated with the Ask Jeeves Notes, if converted, and other stock-based commitments.

        The following table presents our basic and diluted net income (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net income (loss)	$(2,517,763)	$295,864	$244,934
Net income (loss) per share available to common stockholders:
Basic	$(8.80)	$1.00	$0.72
Diluted	(8.63)	0.94	0.70
Weighted average number of shares outstanding:
Basic	286,167	296,640	338,047
Dilutive effect of:
Options to purchase common stock	904	7,384	7,744
Warrants to purchase common stock	3,698	7,574	3,600
Other dilutive securities	1,061	2,635	2,790

Diluted	291,830	314,233	352,181

        The earnings per share amounts are the same for common stock and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

NOTE 13—Other Income (Expense)

  Other, net

        The following table presents the components of Other, net:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Foreign exchange rate gains (losses), net	$(47,129)	$(22,047)	$10,367
Equity gain (loss) of unconsolidated affiliates	(979)	(2,614)	2,541
Gain (loss) on derivative instruments assumed at Spin-Off	4,600	(5,748)	8,137
Federal excise tax refunds	—	12,058	—
Other	(670)	(256)	(2,275)

Total	$(44,178)	$(18,607)	$18,770

        In 2008, in connection with the closing of an acquisition and the related holding of euros to economically hedge the purchase price, we recognized a net loss of $21 million, included in foreign exchange rate gains (losses), net.

        In 2007, we recorded refunds based on notification from the IRS totaling $15 million related to Federal Excise Tax ("FET") taxes remitted to the IRS but not collected from customers for airline ticket sales by one of our subsidiaries in the third quarter of 2001 through the third quarter of 2004, plus accrued interest thereon. We recorded $3 million to revenue as that amount relates to taxes remitted on airline ticket sales subsequent to our acquisition of the subsidiary. We recorded $12 million

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

to Other, net for taxes remitted on airline ticket sales prior to the acquisition and total interest earned on all underlying tax remittances.

NOTE 14—Commitments and Contingencies

  Letters of Credit, Purchase Obligations and Guarantees

        We have commitments and obligations that include purchase obligations, guarantees and LOCs, which could potentially require our payment in the event of demands by third parties or contingent events. The following table presents these commitments and obligations as of December 31, 2008:

		By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Purchase obligations	$32,293	$22,101	$10,192	$—	$—
Guarantees	39,079	39,079	—	—	—
Letters of credit	58,226	57,045	1,181	—	—

	$129,598	$118,225	$11,373	$—	$—

        Our purchase obligations represent the minimum obligations we have under agreements with certain of our vendors. These minimum obligations are less than our projected use for those periods. Payments may be more than the minimum obligations based on actual use.

        We have guarantees primarily related to a specific country aviation authority for the potential non-delivery, by us, of packaged travel sold in that country. The authority also requires that a portion of the total amount of packaged travel sold be bonded.

        Our LOCs consist of stand-by LOCs, underwritten by a group of lenders, which we primarily issue to certain hotel properties to secure our payment for hotel room transactions. The contractual expiration dates of these LOCs are shown in the table above. There were no claims made against any stand-by LOCs during the years ended December 31, 2008, 2007 and 2006.

  Lease Commitments

        We have contractual obligations in the form of operating leases for office space and related office equipment for which we record the related expense on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in 2018. For the years ended December 31, 2008, 2007 and 2006, we recorded rental expense of $49 million, $33 million and $30 million.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

        The following table presents our estimated future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2008, in thousands:

Year Ending December 31,
2009	$39,097
2010	36,984
2011	35,205
2012	33,626
2013	27,539
2014 and thereafter	93,404

$265,855

  Legal Proceedings

        In the ordinary course of business, we are a party to various lawsuits. In the opinion of management, we do not expect these lawsuits to have a material impact on the liquidity, results of operations, or financial condition of Expedia. We also evaluate other potential contingent matters, including value-added tax, federal excise tax, transient occupancy or accommodation tax and similar matters. We do not believe that the aggregate amount of liability that could be reasonably possible with respect to these matters would have a material adverse effect on our financial results.

        Securities Related Class Action Litigations.    While we are not a party to the securities litigation filed against IAC, under the terms of our separation agreement with IAC, we have generally agreed to bear a portion of the costs and liabilities, if any, associated with any securities law litigation relating to conduct prior to the Spin-Off of the businesses or entities that comprise Expedia following the Spin-Off. This case arises out of IAC's August 4, 2004, announcement of its earnings for the second quarter of 2004.

        Litigation relating to the IAC/hotels.com merger agreement announced April 10, 2003, is pending in Delaware. The principal claim in these actions is that the defendants breached their fiduciary duty to the plaintiffs by entering into or approving the merger agreement.

        Litigation Relating to Hotel Occupancy Taxes.    Lawsuits have been filed by forty-four cities and counties involving hotel occupancy taxes. In addition, there have been six consumer lawsuits filed relating to taxes and fees. The municipality and consumer lawsuits are in various stages ranging from responding to the complaint to discovery. We continue to defend these lawsuits vigorously. To date, fifteen of the municipality lawsuits have been dismissed. Most of these dismissals have been without prejudice and, generally, allow the municipality to seek administrative remedies prior to pursuing further litigation. Five dismissals (Pitt County, North Carolina; Findlay, Ohio; Columbus and Dayton, Ohio; City of Orange, Texas; and Louisville, Kentucky) were based on a finding that the defendants were not subject to the local hotel occupancy tax ordinance. As a result of this litigation and other attempts by certain jurisdictions to levy such taxes, we have established a reserve for the potential settlement of issues related to hotel occupancy taxes in the amount of $20 million and $19 million at December 31, 2008 and 2007, respectively. Our reserve is based on our best estimate and the ultimate resolution of these issues may be greater or less than the liabilities recorded.

        In connection with various occupancy tax audits and assessments, certain jurisdictions require that tax payers pay any assessed taxes prior to being allowed to contest or litigate the applicability of the

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

ordinances, which is referred to as "pay to play." We have been assessed approximately $8.2 million in taxes, plus $9.5 million in penalties and interest by the city of Anaheim, which has a "pay to play" tax ordinance. To preserve our right to contest this assessment, it is possible that we may be required to make a payment to Anaheim, as well as to other California jurisdictions that make similar assessments. We are challenging the city's purported right to require us to pay the tax assessment prior to commencing litigation. Other jurisdictions may also attempt to require that we pay any assessed taxes prior to being allowed to contest or litigate the applicability of similar tax ordinances. Payment of these amounts is not an admission that we believe we are subject to such taxes and we intend to continue defending our position vigorously.

NOTE 15—Related Party Transactions

        In connection with the Spin-Off, we entered into various agreements with IAC, a related party due to common ownership, to provide for an orderly transition and to govern our ongoing relationships with IAC. These agreements include, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement.

        In addition, in conjunction with the Spin-Off, we entered into a joint ownership and cost sharing agreement with IAC, under which IAC transferred to us 50% ownership in an airplane, which is available for use by both companies. We share equally in capital costs; operating costs are pro-rated based on actual usage. In May 2006, the airplane was placed in service and is being depreciated over 10 years. As of December 31, 2008 and 2007, the net basis in our ownership interest was $18 million and $19 million recorded in Long-term investments and other assets. In 2008 and 2007, operating and maintenance costs paid directly to the jointly-owned subsidiary for the airplane were $400,000 for both periods.

        On August 20, 2008, IAC completed its plan to separate into five publicly traded companies. With this separation, we expect our related party transactions with the newly constituted IAC to be immaterial on a go-forward basis. In 2008, we paid $4 million to IAC businesses. In 2007, we received $100,000 from IAC businesses, and paid $8 million to IAC businesses. In 2006, we received $2 million from IAC businesses, and paid $31 million to IAC businesses.

        In the fourth quarter of 2006, eLong sold one of its businesses to a subsidiary of IAC for approximately $15 million.

NOTE 16—Segment Information

        We have two reportable segments: North America and Europe. We determined our segments based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our primary operating metric for evaluating segment performance is "Operating Income Before Amortization" (OIBA as defined below), which includes allocations of certain expenses, primarily cost of revenue and facilities, to the segments. We base the allocations primarily on transaction volumes and other usage metrics; this methodology is periodically evaluated and may change. We do not allocate certain shared expenses such as partner services, product development, accounting, human resources and legal to our reportable segments. We include these expenses in Corporate and Other.

        Our North America segment provides a full range of travel and/or advertising services to customers primarily located in the United States, Canada and Mexico. This segment operates through a variety of brands including Classic Vacations, Expedia.com, hotels.com, Hotwire.com and the

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

TripAdvisor Media Network. Our Europe segment provides travel services primarily through localized Expedia websites in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden and the United Kingdom, as well as localized versions of hotels.com in various European countries. In addition, Venere is included within our Europe segment from its acquisition date in the third quarter of 2008 forward.

        Corporate and Other includes Egencia, Expedia Asia Pacific and unallocated corporate functions and expenses. Egencia provides travel products and services to corporate customers in North America, Europe and the Asia Pacific region. Expedia Asia Pacific provides online travel information and reservation services primarily through eLong in China, localized Expedia websites in Australia, India, Japan and New Zealand, as well as localized versions of hotels.com in various Asian countries. In addition, we record amortization of intangible assets, any impairment charges and stock-based compensation expense in Corporate and Other.

        We are in the process of reorganizing our business around our global brands. Our chief operating decision makers are assessing our new structure to determine how we will manage our business and report our financial results. Beginning in the first quarter of 2009, we expect our reportable segments to change as we will no longer manage the business on a geographical basis.

        The following table presents our segment information for the years ended December 31, 2008, 2007 and 2006. As a significant portion of our property and equipment is not allocated to our operating segments, we do not report the assets or related depreciation expense as it would not be meaningful, nor do we regularly provide such information to our chief operating decision makers.

	Year Ended December 31, 2008
	North America	Europe	Corporate and Other	Total
	(In thousands)
Revenue	$2,047,807	$689,978	$199,228	$2,937,013

Operating Income Before Amortization (Unaudited)	$898,949	$215,772	$(416,947)	$697,774
Amortization of intangible assets	—	—	(69,436)	(69,436)
Impairment of goodwill	—	—	(2,762,100)	(2,762,100)
Impairment of intangible and other long-lived assets	—	—	(233,900)	(233,900)
Stock-based compensation	—	—	(61,291)	(61,291)

Operating income (loss)	$898,949	$215,772	$(3,543,674)	$(2,428,953)

	Year Ended December 31, 2007
	North America	Europe	Corporate and Other	Total
	(In thousands)
Revenue	$1,897,995	$606,997	$160,340	$2,665,332

Operating Income Before Amortization (Unaudited)	$821,144	$207,747	$(359,404)	$669,487
Amortization of intangible assets	—	—	(77,569)	(77,569)
Stock-based compensation	—	—	(62,849)	(62,849)

Operating income (loss)	$821,144	$207,747	$(499,822)	$529,069

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2006
	North America	Europe	Corporate and Other	Total
	(In thousands)
Revenue	$1,666,804	$452,012	$118,770	$2,237,586

Operating Income Before Amortization (Unaudited)	$735,458	$157,945	$(294,385)	$599,018
Amortization of intangible assets	—	—	(110,766)	(110,766)
Impairment of intangible and other long-lived assets	—	—	(47,000)	(47,000)
Stock-based compensation	—	—	(80,285)	(80,285)
Amortization of non-cash distribution and marketing	(9,638)	—	—	(9,638)

Operating income (loss)	$725,820	$157,945	$(532,436)	$351,329

  Definition of Operating Income Before Amortization

        We provide OIBA as a supplemental measure to GAAP operating income (loss) and net income (loss). We define OIBA as operating income (loss) plus: (1) stock-based compensation expense, (2) amortization of intangible assets and goodwill and intangible asset impairment, if applicable, (3) amortization of non-cash distribution and marketing expense and (4) certain one-time items, if applicable.

        OIBA is the primary operating metric used by which management evaluates the performance of our business, on which internal budgets are based, and by which management is compensated. Management believes that investors should have access to the same set of tools that management uses to analyze our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP. We endeavor to compensate for the limitation of the non-GAAP measure presented by also providing the comparable GAAP measure, GAAP financial statements, and descriptions of the reconciling items and adjustments, to derive the non-GAAP measure. We present a reconciliation of this non-GAAP financial measure to GAAP below.

        OIBA represents the combined operating results of Expedia, Inc.'s businesses, taking into account depreciation of property and equipment (including internal-use software and website development), which we believe is an ongoing cost of doing business, but excluding the effects of other non-cash expenses that may not be indicative of our core business operations. We believe this performance measure is useful to investors for the following reasons:

  •
  It corresponds more closely to the cash operating income generated from our core operations by excluding significant non-cash operating expenses; and

  •
  It provides greater insight into management decision making at Expedia, as OIBA is our primary internal metric for evaluating the performance of our business.

        OIBA has certain limitations in that it does not take into account the impact of certain expenses to our consolidated statements of operations, including stock-based compensation, non-cash payments to partners, acquisition-related accounting and certain one-time items, if applicable.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

  Reconciliation of OIBA to Operating Income (Loss) and Net Income (Loss)

        The following table presents a reconciliation of OIBA to operating income (loss) and net income (loss) for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
OIBA (Unaudited)	$697,774	$669,487	$599,018
Amortization of intangible assets	(69,436)	(77,569)	(110,766)
Impairment of goodwill	(2,762,100)	—	—
Impairment of intangible and other long-lived assets	(233,900)	—	(47,000)
Stock-based compensation	(61,291)	(62,849)	(80,285)
Amortization of non-cash distribution and marketing	—	—	(9,638)

Operating income (loss)	(2,428,953)	529,069	351,329
Interest income (expense), net	(41,573)	(13,478)	14,799
Other, net	(44,178)	(18,607)	18,770
Provision for income taxes	(5,966)	(203,114)	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	2,907	1,994	(513)

Net income (loss)	$(2,517,763)	$295,864	$244,934

  Geographic Information

        The following table presents revenue by geographic area, the United States and all other countries, for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue
United States	$1,923,452	$1,806,479	$1,610,018
All other countries	1,013,561	858,853	627,568

	$2,937,013	$2,665,332	$2,237,586

        The following table presents property and equipment, net for the United States and all other countries, as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(In thousands)
Property and equipment, net
United States	$219,543	$158,574
All other countries	28,411	20,916

	$247,954	$179,490

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 17—Valuation and Qualifying Accounts

        The following table presents the changes in our valuation and qualifying accounts.

Description	Balance of Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
2008
Allowance for doubtful accounts	$6,081	$6,121	$1,974	$(1,592)	$12,584
Other reserves	6,300				5,842
2007
Allowance for doubtful accounts	$4,874	$4,289	$395	$(3,477)	$6,081
Other reserves	6,046				6,300
2006
Allowance for doubtful accounts	$3,914	$2,747	$200	$(1,987)	$4,874
Other reserves	5,125				6,046

NOTE 18—Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Year ended December 31, 2008
Revenue	$687,817	$795,048	$833,337	$620,811
Gross profit	535,874	626,174	656,336	483,885
Operating income (loss)(1)	89,998	170,541	199,586	(2,889,078)
Net income (loss)(1)	51,306	96,089	94,824	(2,759,982)
Basic earnings per share(2)	$0.18	$0.34	$0.33	$(9.62)
Diluted earnings per share(2)	0.17	0.33	0.33	(9.60)
Year ended December 31, 2007
Revenue	$550,511	$689,923	$759,596	$665,302
Gross profit	429,213	546,277	608,543	518,898
Operating income	67,334	153,625	179,772	128,338
Net income	34,776	96,136	99,595	65,357
Basic earnings per share(2)	$0.11	$0.32	$0.34	$0.23
Diluted earnings per share(2)	0.11	0.30	0.32	0.22

(1)
Included as part of operating loss and net loss for the fourth quarter of 2008 is an approximately $3 billion impairment charge related to goodwill, intangible and other long-lived assets. In addition, the fourth quarter of 2008 was impacted by a $7 million adjustment related to intangible amortization which should have been included in prior quarterly periods of 2008.

(2)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 19—Guarantor and Non-Guarantor Supplemental Financial Information

        Condensed consolidating financial information of Expedia, Inc. (the "Parent"), our subsidiaries that are guarantors of our debt facility and instruments (the "Guarantor Subsidiaries"), and our subsidiaries that are not guarantors of our debt facility and instruments (the "Non-Guarantor Subsidiaries") is shown below. The debt facility and instruments are guaranteed by certain of our wholly-owned domestic subsidiaries and rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations. The guarantees are full, unconditional, joint and several. In this financial information, the Parent and Guarantor Subsidiaries account for investments in their wholly-owned subsidiaries using the equity method.

        During the second quarter of 2008, we reclassified amounts related to borrowings under our revolving credit facility in our condensed consolidating statements of operations, balance sheets and statements of cash flow from Parent to Guarantor Subsidiaries. There was no impact to consolidated totals. Prior periods have been restated to conform to current period presentation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,618,064	$740,027	$(421,078)	$2,937,013
Cost of revenue	—	530,365	108,928	(4,549)	634,744

Gross profit	—	2,087,699	631,099	(416,529)	2,302,269
Operating expenses:
Selling and marketing	—	1,076,662	441,189	(416,448)	1,101,403
General and administrative	—	261,645	94,083	(297)	355,431
Technology and content	—	155,633	53,103	216	208,952
Amortization of intangible assets	—	52,928	16,508	—	69,436
Impairment of goodwill	—	2,592,672	169,428	—	2,762,100
Impairment of intangbile and other long-lived assets	—	198,541	35,359	—	233,900

Operating loss	—	(2,250,382)	(178,571)	—	(2,428,953)
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	(2,490,324)	(138,939)	—	2,629,263	—
Other, net	(50,648)	(13,719)	(21,384)	—	(85,751)

Total other income (expense), net	(2,540,972)	(152,658)	(21,384)	2,629,263	(85,751)

Loss before income taxes and minority interest	(2,540,972)	(2,403,040)	(199,955)	2,629,263	(2,514,704)
Provision for income taxes	23,209	(83,849)	54,674	—	(5,966)
Minority interest in loss of consolidated subsidiaries, net	—	—	2,907	—	2,907

Net loss	$(2,517,763)	$(2,486,889)	$(142,374)	$2,629,263	$(2,517,763)

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,439,218	$598,594	$(372,480)	$2,665,332
Cost of revenue	—	471,845	95,449	(4,893)	562,401

Gross profit	—	1,967,373	503,145	(367,587)	2,102,931
Operating expenses:
Selling and marketing	—	996,114	364,213	(367,767)	992,560
General and administrative	—	242,818	78,232	200	321,250
Technology and content	—	142,141	40,362	(20)	182,483
Amortization of intangible assets	—	69,828	7,741	—	77,569

Operating income	—	516,472	12,597	—	529,069
Other income (expense):
Equity in pre-tax earnings of consolidated subsidiaries	326,003	8,230	—	(334,233)	—
Other, net	(44,080)	12,448	(462)	9	(32,085)

Total other income (expense), net	281,923	20,678	(462)	(334,224)	(32,085)

Income before income taxes and minority interest	281,923	537,150	12,135	(334,224)	496,984
Provision for income taxes	13,941	(207,877)	(9,178)	—	(203,114)
Minority interest in loss of consolidated subsidiaries, net	—	—	1,994	—	1,994

Net income	$295,864	$329,273	$4,951	$(334,224)	$295,864

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED COMBINING STATEMENT OF OPERATIONS
Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$2,080,327	$423,608	$(266,349)	$2,237,586
Cost of revenue	—	428,656	77,831	(3,849)	502,638

Gross profit	—	1,651,671	345,777	(262,500)	1,734,948
Operating expenses:
Selling and marketing	—	790,991	257,781	(262,577)	786,195
General and administrative	—	234,937	54,631	81	289,649
Technology and content	—	109,805	30,570	(4)	140,371
Amortization of intangible assets	—	103,720	7,046	—	110,766
Impairment of long-lived assets	—	47,000	—	—	47,000
Amortization of non-cash distribution and marketing	—	9,638	—	—	9,638

Operating income (loss)	—	355,580	(4,251)	—	351,329
Other income (expense):
Equity in pre-tax earnings (losses) of consolidated subsidiaries	245,464	(1,080)	—	(244,384)	—
Other, net	(5,451)	37,675	1,345	—	33,569

Total other income, net	240,013	36,595	1,345	(244,384)	33,569

Income (loss) before income taxes and minority interest	240,013	392,175	(2,906)	(244,384)	384,898
Provision for income taxes	4,921	(143,689)	(683)	—	(139,451)
Minority interest in (income) loss of consolidated subsidiaries, net	—	(677)	164	—	(513)

Net income (loss)	$244,934	$247,809	$(3,425)	$(244,384)	$244,934

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$42,084	$1,784,614	$348,496	$(976,480)	$1,198,714
Investment in subsidiaries	3,747,416	548,970	—	(4,296,386)	—
Intangible assets, net	—	685,692	147,727	—	833,419
Goodwill	—	3,015,958	522,611	—	3,538,569
Other assets, net	4,063	214,663	104,821	—	323,547

TOTAL ASSETS	$3,793,563	$6,249,897	$1,123,655	$(5,272,866)	$5,894,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$570,621	$1,433,356	$538,671	$(976,480)	$1,566,168
Long-term debt	894,548	—	—	—	894,548
Credit facility	—	650,000	—	—	650,000
Other liabilities and minority interest	—	409,606	45,533	—	455,139
Stockholders' equity	2,328,394	3,756,935	539,451	(4,296,386)	2,328,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,793,563	$6,249,897	$1,123,655	$(5,272,866)	$5,894,249

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Total current assets	$18,864	$1,763,796	$147,639	$(884,644)	$1,045,655
Investment in subsidiaries	6,196,736	480,038	—	(6,676,774)	—
Intangible assets, net	—	926,023	44,734	—	970,757
Goodwill	—	5,611,454	394,884	—	6,006,338
Other assets, net	3,158	176,977	92,537	—	272,672

TOTAL ASSETS	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	$900,677	$1,631,601	$126,718	$(884,644)	$1,774,352
Long-term debt	500,000	—	—		500,000
Credit facility	—	585,000	—	—	585,000
Other liabilities and minority interest	—	538,962	79,027	—	617,989
Stockholders' equity	4,818,081	6,202,725	474,049	(6,676,774)	4,818,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,218,758	$8,958,288	$679,794	$(7,561,418)	$8,295,422

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$241,282	$279,406	$520,688

Investing activities:
Capital expenditures, including internal-use software and website development	—	(133,842)	(25,985)	(159,827)
Acquisitions, net of cash acquired	—	—	(538,439)	(538,439)
Reclassification of Reserve Primary Fund holdings	—	(80,360)	—	(80,360)
Distribution from Reserve Primary Fund	—	64,387	—	64,387
Net settlement of foreign currency forwards	—	(55,175)	—	(55,175)
Purchase of short-term investments	—	—	(92,923)	(92,923)
Other, net	—	(157)	2,936	2,779

Net cash used in investing activities	—	(205,147)	(654,411)	(859,558)

Financing activities:
Credit facility borrowings	—	740,000	—	740,000
Credit facility repayments	—	(675,000)	—	(675,000)
Proceeds from issuance of long-term debt, net of issuance costs	392,348	—	—	392,348
Transfers (to) from related parties	(386,108)	115,955	270,153	—
Other, net	(6,240)	12,035	1,658	7,453

Net cash provided by financing activities	—	192,990	271,811	464,801
Effect of exchange rate changes on cash and cash equivalents	—	(69,983)	(7,922)	(77,905)

Net increase (decrease) in cash and cash equivalents	—	159,142	(111,116)	48,026
Cash and cash equivalents at beginning of year	—	379,199	238,187	617,386

Cash and cash equivalents at end of year	$—	$538,341	$127,071	$665,412

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$—	$610,105	$101,964	$712,069

Investing activities:
Capital expenditures, including internal-use software and website development	—	(72,263)	(14,395)	(86,658)
Other, net	—	(39,695)	(53,153)	(92,848)

Net cash used in investing activities	—	(111,958)	(67,548)	(179,506)

Financing activities:
Credit facility borrowings	—	755,000	—	755,000
Credit facility repayments	—	(170,000)	—	(170,000)
Treasury stock activity	(1,397,173)	—	—	(1,397,173)
Transfers (to) from related parties	1,399,386	(1,399,386)	—	—
Excess tax benefit on equity awards	95,702	—	—	95,702
Withholding taxes for stock option exercises	(121,208)	—	—	(121,208)
Other, net	23,293	14,798	9,609	47,700

Net cash provided by (used in) financing activities	—	(799,588)	9,609	(789,979)
Effect of exchange rate changes on cash and cash equivalents	—	22,100	(572)	21,528

Net increase (decrease) in cash and cash equivalents	—	(279,341)	43,453	(235,888)
Cash and cash equivalents at beginning of year	—	658,540	194,734	853,274

Cash and cash equivalents at end of year	$—	$379,199	$238,187	$617,386

Expedia, Inc.

Notes to Consolidated Financial Statements (Continued)

CONDENSED COMBINING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Operating activities:
Net cash provided by operating activities	$50	$578,387	$39,003	$617,440

Investing activities:
Capital expenditures, including internal-use software and website development	(34)	(83,308)	(9,289)	(92,631)
Other, net	(16)	(30,957)	10,104	(20,869)

Net cash provided by (used in) investing activities	(50)	(114,265)	815	(113,500)

Financing activities:
Credit facility repayments	—	(230,000)	—	(230,000)
Proceeds from issuance of long-term debt, net of issuance costs	495,346	—	—	495,346
Treasury stock activity	(295,691)	—	—	(295,691)
Other, net	(199,655)	230,449	9,323	40,117

Net cash provided by financing activities	—	449	9,323	9,772
Effect of exchange rate changes on cash and cash equivalents	—	42,446	(300)	42,146

Net increase in cash and cash equivalents	—	507,017	48,841	555,858
Cash and cash equivalents at beginning of year	—	151,523	145,893	297,416

Cash and cash equivalents at end of year	$—	$658,540	$194,734	$853,274

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA LLC
Dated: March 24, 2009	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ GREGORY B. MAFFEI Gregory B. Maffei		Chief Executive Officer and President(Principal Executive Officer)	March 24, 2009
/s/ DAVID J.A. FLOWERS David J.A. Flowers		Senior Vice President and Treasurer (Principal Financial Officer)	March 24, 2009
/s/ CHRISTOPHER W. SHEAN Christopher W. Shean		Senior Vice President and Controller (Principal Accounting Officer)	March 24, 2009
Liberty Media Corporation		Sole Member—Manager of the Registrant	March 24, 2009
By:	/s/ CHARLES Y. TANABE Charles Y. Tanabe	Executive Vice President, Secretary and General Counsel

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

  4.2
  The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10—Material Contracts:

  10.1
  Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Liberty (File No. 333-86491) as filed on September 3, 1999 (the "Liberty S-4 Registration Statement")).

  10.2
  First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty S-4 Registration Statement).

  10.3
  Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Liberty (File No. 333-93917) as filed on December 30, 1999 (the "Liberty S-1 Registration Statement")).

  10.4
  Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty S-l Registration Statement).

  10.5
  Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty S-l Registration Statement).

  10.6
  Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty S-l Registration Statement).

  10.7
  Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty S-l Registration Statement).

  10.8
  Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Liberty, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.11 to the Liberty S-l Registration Statement).

  10.9
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

  10.10
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

  10.11
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

  10.12
  Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.15 to Liberty's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-16615) as filed on March 15, 2004).

  10.13
  Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Media Corporation's ("LMC") Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009 (the "LMC 2008 10-K")).

  10.14
  Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the LMC 2008 10-K).

  10.15
  Liberty Media Corporation 2006 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to LMC's Current Report on Form 8-K (File No. 000-51990) as filed on January 5, 2007).

  10.16
  Employment Agreement, dated as of December 28, 2005, between Liberty and Mr. Bennett (incorporated by reference to Exhibit 99.1 to Liberty's Current Report on Form 8-K (File No. 001-16615) as filed on December 30, 2005).

  10.17
  Letter Agreement regarding personal use of LMC's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and LMC (incorporated by reference to Exhibit 10.38 to LMC's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

  10.18
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

  10.19
  Amendment dated October 4, 2006 to the March 2006 Credit Agreement (incorporated by reference to Exhibit 99.2 to LMC's Current Report on Form 8-K (File No. 000-51990) as filed on October 10, 2006 (the "October 2006 8-K")).

  10.20
  $1,750,000,000 Credit Agreement, dated as of October 4, 2006 among QVC, Wachovia Bank, N.A., as Administrative Agent, Bank of America N.A. and J.P. Morgan Securities Inc., as Syndication Agents, and the lenders party thereto from time to time (incorporated by reference to Exhibit 99.1 to the October 2006 8-K).

  10.21
  Share Exchange Agreement, dated as of December 22, 2006, by and between News Corporation and LMC (the "News Agreement") (incorporated by reference to Exhibit 10.38 to LMC's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).

  10.22
  Tax Matters Agreement, dated as of December 22, 2006, by and between News Corporation and LMC (which is Exhibit A-I to the News Agreement) (incorporated by reference to Exhibit 10.39 to LMC's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51990) as filed on March 1, 2007).

  10.23
  Letter Agreement, dated as of May 6, 2008, by and among The DirecTV Group, Inc., LMC, Greenlady Corporation and Greenlady II, LLC (incorporated by reference to Exhibit 10.1 to The DirecTV Group, Inc.'s Current Report on Form 8-K (File No. 001-31945) as filed on May 7, 2008).

31.1
Rule 13a-14(a)/15d-14(a) Certification.*

31.2
Rule 13a-14(a)/15d-14(a) Certification.*

31.3
Rule 13a-14(a)/15d-14(a) Certification.*

32
Section 1350 Certification.*

*
Filed herewith.