Form 10-Q
period 2009-03-31
LIBERTY MEDIA LLC
filed 2009-05-14
CIK 1082114

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2009	December 31, 2008
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$4,658	3,135
Trade and other receivables, net	1,329	1,563
Inventory, net	967	1,032
Program rights	476	497
Financial instruments (note 7)	1,581	1,157
Other current assets	163	235

Total current assets	9,174	7,619

Investments in available-for-sale securities and other cost investments, including $387 million and $392 million pledged as collateral for share borrowing arrangements (note 5)	2,815	2,859
Long-term financial instruments (note 7)	824	1,328
Investments in affiliates, accounted for using the equity method (note 6)	14,599	14,490
Property and equipment, at cost	1,997	2,027
Accumulated depreciation	(724)	(696)

	1,273	1,331

Intangible assets not subject to amortization (note 8):
Goodwill	6,518	6,550
Trademarks	2,510	2,511
Other	158	158

	9,186	9,219

Intangible assets subject to amortization, net (note 8)	3,353	3,489
Other assets, at cost, net of accumulated amortization	1,683	1,568

Total assets	$42,907	41,903

(continued)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31, 2009	December 31, 2008
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$433	550
Accrued interest	68	103
Other accrued liabilities	729	999
Financial instruments (note 7)	387	392
Current portion of debt (note 9)	2,455	868
Accrued stock compensation	212	196
Current deferred income tax liabilities	888	781
Other current liabilities	269	236

Total current liabilities	5,441	4,125

Long-term debt, including $1,921 million and $1,691 million measured at fair value (note 9)	11,634	11,359
Long-term financial instruments (note 7)	187	189
Deferred income tax liabilities	4,548	4,910
Other liabilities	1,639	1,551

Total liabilities	23,449	22,134

Equity
Member's equity:
Member's equity	29,052	29,114
Note receivable from parent (note 10)	(4,441)	(4,384)
Accumulated other comprehensive earnings (loss), net of taxes	(3)	70
Accumulated deficit	(5,282)	(5,186)

Total member's equity	19,326	19,614
Noncontrolling interests in equity of subsidiaries	132	155

Total equity	19,458	19,769

Commitments and contingencies (note 11)
Total liabilities and equity	$42,907	41,903

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue:
Net retail sales	$1,831	1,950
Communications and programming services	494	401

	2,325	2,351

Operating costs and expenses:
Cost of sales	1,183	1,238
Operating	456	441
Selling, general and administrative, including stock-based compensation (note 3)	273	265
Depreciation and amortization	178	177

	2,090	2,121

Operating income	235	230
Other income (expense):
Interest expense	(154)	(166)
Dividend and interest income-third party	31	59
Interest income-parent (note 10)	49	60
Share of earnings (losses) of affiliates, net (note 6)	(66)	45
Realized and unrealized losses on financial instruments, net (note 7)	(235)	(285)
Gains (losses) on dispositions, net (note 6)	(2)	3,682
Other, net	(47)	(2)

	(424)	3,393

Earnings (loss) before income taxes	(189)	3,623
Income tax benefit	102	1,884

Net earnings (loss)	(87)	5,507
Less net earnings attributable to the noncontrolling interests	9	12

Net earnings (loss) attributable to Liberty Media LLC member	$(96)	5,495

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions
Net earnings (loss)	$(87)	5,507

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(87)	94
Unrealized holding losses arising during the period	(2)	(644)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	1	(2,273)
Share of other comprehensive loss of equity affiliates	(15)	(1)
Other	17	(48)

Other comprehensive loss	(86)	(2,872)

Comprehensive earnings (loss)	(173)	2,635
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(4)	24

Comprehensive earnings (loss) attributable to Liberty Media LLC member	$(169)	2,611

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three months ended March 31,
	2009	2008
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(87)	5,507
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	178	177
Stock-based compensation	28	16
Cash payments for stock-based compensation	—	(12)
Share of losses (earnings) of affiliates, net	66	(45)
Cash receipts from returns on equity investments	28	—
Realized and unrealized losses on financial instruments, net	235	285
Losses (gains) on disposition of assets, net	2	(3,682)
Deferred income tax benefit	(201)	(2,100)
Other noncash charges (credits), net	52	(41)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	226	74
Payables and other current liabilities	(282)	(155)

Net cash provided by operating activities	245	24

Cash flows from investing activities:
Cash proceeds from dispositions	71	15
Proceeds from settlement of financial instruments	61	12
Cash received in exchange transactions	—	465
Investments in and loans to cost and equity investees	(418)	(387)
Capital expenditures	(39)	(54)
Net sales of short term investments	35	67
Net decrease in restricted cash	12	140
Net cash transfers to parent	(8)	(75)
Other investing activities, net	3	(19)

Net cash provided (used) by investing activities	(283)	164

Cash flows from financing activities:
Borrowings of debt	1,970	1,102
Repayments of debt	(355)	(498)
Other financing activities, net	(17)	(61)

Net cash provided by financing activities	1,598	543

Effect of foreign currency exchange rates on cash	(37)	20

Net increase in cash and cash equivalents	1,523	751
Cash and cash equivalents at beginning of period	3,135	3,135

Cash and cash equivalents at end of period	$4,658	3,886

Available-for-sale security exchanged for consolidated subsidiaries, equity investment and cash	$—	10,143

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Three months ended March 31, 2009

	Member's equity	Note receivable from parent	Accumulated other comprehensive earnings (loss)	Accumulated deficit	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2009	$29,114	(4,384)	70	(5,186)	155	19,769
Net earnings (loss)	—	—	—	(96)	9	(87)
Other comprehensive loss	—	—	(73)	—	(13)	(86)
Stock compensation	9	—	—	—	—	9
Cash transfers to parent, net	—	(8)	—	—	—	(8)
Intercompany interest income	—	(49)	—	—	—	(49)
Distribution to noncontrolling interest	—	—	—	—	(18)	(18)
Effect of accounting change by equity affiliate	(72)	—	—	—	—	(72)
Other	1	—	—	—	(1)	—

Balance at March 31, 2009	$29,052	(4,441)	(3)	(5,282)	132	19,458

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009
(unaudited)

(1)   Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Liberty Media LLC and its controlled subsidiaries (collectively, "Liberty" or the "Company" unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Liberty is a wholly-owned subsidiary of Liberty Media Corporation ("LMC").

        Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries in North America, South America, Europe and Asia.

        Effective January 1, 2009, Liberty adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("Statement 160"). Statement 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, Statement 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. Statement 160 and EITF Topic 08-6 also require that SAB 51 Gains for subsidiaries be recorded in equity and SAB 51 Gains for equity affiliates be recorded in earnings. Liberty has applied the provisions of Statement 160 prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2008.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) estimates of retail-related adjustments and allowances to be its most significant estimates.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.

(2)   Split Off Transaction

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

        At the time of the Split Off, LEI will hold Liberty's interests in The DIRECTV Group, Inc. ("DIRECTV") (and related collars and debt), Liberty Sports Holdings, Inc. ("Liberty Sports Group") and Game Show Network, LLC ("GSN") and $30 million in cash. In addition, Liberty and LEI have entered into a revolving credit facility pursuant to which Liberty will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second half of 2009. The Split Off will be accounted for at historical cost due to the fact that the LEI common stock is to be distributed pro rata to holders of Liberty Entertainment tracking stock.

        On May 3, 2009, LMC and LEI entered into an Agreement and Plan of Merger (the "Merger Agreement") with DIRECTV and other parties named therein, pursuant to which, after LMC completes the Split Off, LEI and DIRECTV will combine under a new parent company (the "Merger Transaction"). The Merger Transaction is subject to certain closing conditions.

(3)   Stock-Based Compensation

        Certain of the Company's employees and employees of its subsidiaries hold options and stock appreciation rights ("SARs") to purchase shares of LMC common stock (collectively, "Awards"). The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("Statement 123R"). Statement 123R generally requires companies to measure the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and to remeasure the fair value of the Award at each reporting date.

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2009	$28
March 31, 2008	$16

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        During the three months ended March 31, 2009, LMC granted primarily to employees of QVC, Inc. ("QVC"), a subsidiary of Liberty, 6.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $.85.

        The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of LMC's stocks and the implied volatility of publicly traded LMC options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LMC—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of options and SARs to purchase LMC common stock granted to certain officers and employees of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Entertainment	WAEP
	numbers of options in thousands
Outstanding at January 1, 2009	4,031	$10.83	31,361	$16.48	15,978	$19.77
Granted	1	$5.14	6,700	$4.30	4	$17.32
Exercised	—		—		(14)	$15.31
Forfeited	(15)	$13.89	(920)	$14.72	(45)	$22.23

Outstanding at March 31, 2009	4,017	$10.82	37,141	$14.33	15,923	$19.76

Exercisable at March 31, 2009	2,277	$13.57	16,655	$19.87	8,855	$20.25

        The following table provides additional information about outstanding options to purchase LMC common stock at March 31, 2009.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,017	$10.82	4.6 years	$4,314	2,277	$13.57	$264
Series B Capital	1,408	$15.20	1.9 years	$—	1,408	$15.20	$—
Series A Interactive	37,141	$14.33	5.1 years	$—	16,655	$19.87	$—
Series B Interactive	7,491	$23.41	2.2 years	$—	7,491	$23.41	$—
Series A Entertainment	15,923	$19.76	4.6 years	$25,541	8,855	$20.25	$12,666
Series B Entertainment	5,993	$21.57	2.2 years	$652	5,993	$21.57	$652

        As of March 31, 2009, the total unrecognized compensation cost related to unvested LMC equity Awards was approximately $85 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

        Subsequent to March 31, 2009, LMC completed an exchange offer pursuant to which eligible employees of QVC and BuySeasons were offered the opportunity to exchange all (but not less than all) of their outstanding stock options to purchase shares of Series A Liberty Interactive common stock ("LINTA") with an exercise price greater than $7.00 for new options to acquire shares of LINTA.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Eligible option holders tendered an aggregate of 11,311,787 shares of LINTA. In exchange, LMC granted the tendering option holders an aggregate of 2,828,022 options to purchase shares of LINTA with an exercise price of $3.41 per share and 2,828,022 options to purchase shares of LINTA with an exercise price of $6.00 per share.

(4)   Assets and Liabilities Measured at Fair Value

        Liberty uses the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("Statement 157") to account for assets and liabilities that are required to be reported at fair value. Statement 157 defines fair value, prescribes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2009 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$2,776	2,538	238	—
Financial instrument assets	$2,405	—	2,405	—
Financial instrument liabilities	$574	387	187	—
Debt	$1,921	—	1,921	—

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(5)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Liberty accounts for certain of its AFS securities pursuant to Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Liberty has entered into economic hedges for many of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $2,083 million as of March 31, 2009.

        Investments in AFS securities and other cost investments are summarized as follows:

	March 31, 2009	December 31, 2008
	amounts in millions
Time Warner Inc.(1)	$661	1,033
Time Warner Cable Inc.(2)	213	—
IAC/InterActiveCorp ("IAC")	549	638
Sprint Nextel Corporation ("Sprint")(3)	312	160
Motorola, Inc.(4)	313	328
Viacom, Inc.	132	145
Embarq Corporation(5)	165	157
Other(6)	470	398

Consolidated Liberty	$2,815	2,859

(1)
Includes $58 million and $91 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(2)
Includes $19 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009.

(3)
Includes $32 million and $17 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(4)
Includes $220 million and $230 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(5)
Includes $17 million and $16 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

(6)
Includes $41 million and $38 million of shares pledged as collateral for share borrowing arrangements at March 31, 2009 and December 31, 2008, respectively.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2009		December 31, 2008
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$33	3	9	—
Gross unrealized holding losses	$(22)	—	(4)	—

        The aggregate fair value of securities with unrealized holding losses at March 31, 2009 was $549 million. None of these securities had unrealized losses for more than 12 continuous months.

(6)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2009 and the carrying amount at December 31, 2008:

	March 31, 2009		December 31, 2008
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
DIRECTV	54%	$12,970	13,085
Expedia, Inc. ("Expedia")	24%	557	559
Sirius XM Radio Inc. ("Sirius")	40%	387	—
Other	various	685	846

		$14,599	14,490

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2009	2008
	amounts in millions
DIRECTV	$32	36
Expedia	9	12
Sirius	—	—
Other	(107)	(3)

	$(66)	45

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

DIRECTV

        On February 27, 2008, Liberty completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,143 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, three regional sports television networks that now comprise Liberty Sports Group and $463 million in cash. In addition, Liberty incurred $21 million of acquisition costs. Liberty recognized a pre-tax gain of $3,666 million in the first quarter of 2008 based on the difference between the fair value and the cost basis of the News Corporation shares exchanged.

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

        At the time of closing, the value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,022 million. Due to additional purchases of DIRECTV stock by Liberty and stock repurchases by DIRECTV, such excess basis has increased to $10,517 million as of March 31, 2009. Such amount has been allocated within memo accounts used for equity accounting purposes to DIRECTV's assets and liabilities. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $75 million and $23 million (net of related taxes) for the three months ended March 31, 2009 and for the one month ended March 31, 2008, respectively.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The market value of the Company's investment in DIRECTV was $12,505 million and $12,571 million at March 31, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	amounts in millions
Current assets	$4,035	4,044
Satellites, net	2,440	2,476
Property and equipment, net	4,179	4,171
Goodwill	3,760	3,753
Intangible assets	1,069	1,172
Other assets	923	923

Total assets	$16,406	16,539

Current liabilities	$3,562	3,585
Deferred income taxes	562	524
Long-term debt	5,696	5,725
Other liabilities	1,743	1,749
Redeemable noncontrolling interest	325	325
Equity	4,518	4,631

Total liabilities and equity	$16,406	16,539

  DIRECTV Consolidated Statements of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$4,901	4,591
Costs of revenue	(2,461)	(2,288)
Selling, general and administrative expenses	(1,350)	(1,122)
Depreciation and amortization	(666)	(524)

Operating income	424	657
Interest expense	(101)	(63)
Other income, net	13	19
Income tax expense	(124)	(230)

Net earnings	$212	383

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Expedia

        The market value of the Company's investment in Expedia was $629 million and $570 million at March 31, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	amounts in millions
Current assets	$1,091	1,199
Property and equipment	240	248
Goodwill	3,520	3,539
Intangible assets	818	833
Other assets	80	75

Total assets	$5,749	5,894

Current liabilities	$2,041	1,566
Deferred income taxes	199	190
Long-term debt	895	1,545
Other liabilities	214	212
Equity	2,400	2,381

Total liabilities and equity	$5,749	5,894

  Expedia Consolidated Statements of Operations

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$636	688
Cost of revenue	(144)	(152)

Gross profit	492	536
Selling, general and administrative expenses	(381)	(428)
Amortization	(9)	(18)
Restructuring charges	(9)	—

Operating income	93	90
Interest expense	(22)	(16)
Other income (expense)	(4)	6
Income tax expense	(27)	(29)

Net earnings	$40	51

Spin Off Companies from IAC

        IAC completed the spin off of HSN, Inc. ("HSN"), Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. (collectively, the "IAC Spin Off Companies")

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the IAC Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies (other than with respect to the election of directors), and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the IAC Spin Off Companies on a three month lag due to timeliness considerations. Liberty's share of losses of the IAC Spin Off Companies aggregated $104 million for the three months ended March 31, 2009.

Sirius XM Radio Inc.

        During the first quarter of 2009, Liberty made investments/commitments in Sirius totaling approximately $579 million. Liberty's initial investment was the open market purchase of Sirius bonds for $18 million. Such bonds are accounted for by Liberty as AFS debt securities and are marked to market each reporting period. On February 17, 2009, Liberty and Sirius entered into a senior secured loan agreement (the "Senior Loan") whereby Liberty loaned Sirius $250 million at an interest rate of 15% and made a commitment to loan an additional $30 million to fund qualifying expenditures by Sirius. In exchange for making the Senior Loan, Liberty received a $30 million origination fee. Liberty has accounted for the origination fee as a discount to the Senior Loan and is amortizing it to interest income over the term of the Senior Loan. On March 6, 2009, Liberty (i) purchased $100 million of a new senior loan facility of a subsidiary of Sirius ("Subsidiary Senior Loan"), (ii) purchased $61 million of bank debt of such subsidiary directly from the lending group and (iii) committed to make a loan of $150 million to such subsidiary in December 2009 ("Subsidiary Commitment"). In addition, Liberty received voting preferred stock of Sirius, which has substantially the same rights and preferences as common shareholders of Sirius, for a cash payment of $12,500. This preferred stock is convertible into common stock equal to 40% of fully diluted equity.

        Liberty has allocated the total consideration paid for the Subsidiary Loan, the Subsidiary Commitment and the preferred stock to each of the instruments based on the relative fair values of such instruments.

        Since the amount of bank debt purchased from the lending group was a transaction with an outside third party and not with Sirius directly, this investment has not been included in the allocation, but has initially been recorded at the amount invested ($61 million).

        Based on Liberty's voting rights and its conclusion that the preferred stock is in-substance common stock in accordance with the criteria in EITF 02-14, Liberty accounts for its investment in the Sirius preferred stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for Sirius on a three-month lag due to timeliness considerations. As of March 31, 2009, such preferred stock had a market value of $905 million based on the value of the common stock into which it is convertible.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(7)   Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	March 31, 2009	December 31, 2008
	amounts in millions
Assets
Equity collars(1)	$2,302	$2,392
Other	103	93

	2,405	2,485
Less current portion	(1,581)	(1,157)

	$824	$1,328

Liabilities
Borrowed shares	$387	$392
Other	187	189

	574	581
Less current portion	(387)	(392)

	$187	$189

(1)
Includes $2,097 million and $205 million at March 31, 2009 related to the Company's Sprint and DIRECTV equity collars, respectively. The Company has made borrowings against substantially all of the future cash proceeds to be received by the Company upon expiration of these equity collars. See note 9.

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2009	2008
	amounts in millions
Statement 159 Securities	$10	(1,421)
Exchangeable senior debentures	(235)	337
Equity collars	(50)	558
Borrowed shares	5	432
Other derivatives	35	(191)

	$(235)	(285)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(8)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment, LLC	Other	Total
	amounts in millions
Balance at January 1, 2009	$5,363	132	1,055	6,550
Foreign currency translation adjustments	(30)	—	—	(30)
Other	—	—	(2)	(2)

Balance at March 31, 2009	$5,333	132	1,053	6,518

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $129 million and $131 million for the three months ended March 31, 2009 and 2008, respectively. Based on its amortizable intangible assets as of March 31, 2009, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2009	$356
2010	$448
2011	$409
2012	$372
2013	$368

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(9)   Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal March 31, 2009
		March 31, 2009	December 31, 2008
	amounts in millions
Senior notes and debentures
7.875% Senior Notes due 2009	$104	104	104
7.75% Senior Notes due 2009	13	13	13
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	505	501	501
3.25% Exchangeable Senior Debentures due 2031	541	198	138
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	1,264	998	918
4% Exchangeable Senior Debentures due 2029	869	291	256
3.75% Exchangeable Senior Debentures due 2030	810	254	241
3.5% Exchangeable Senior Debentures due 2031	495	180	138
Liberty bank facility	750	750	750
Liberty derivative loan	2,263	2,263	625
QVC bank credit facilities	5,225	5,225	5,230
DIRECTV Collar Loan	1,999	1,999	1,981
Other subsidiary debt	228	228	247

Total consolidated Liberty debt	$16,156	14,089	12,227

Less current maturities		(2,455)	(868)

Total long-term debt		$11,634	$11,359

Exchangeable Senior Debentures

        Subsequent to March 31, 2009, the Company voluntarily settled total return swaps with respect to $400 million principal amount of its 4% Exchangeable Senior Debentures and $350 million principal amount of its 3.75% Exchangeable Senior Debentures and retired such debt.

Liberty Derivative Loan

        During the first quarter of 2009, Liberty made additional net borrowings of $1,638 million against the present value of its Sprint derivatives. Such debt is due when the derivatives expire in 2009 and 2010 and is expected to largely offset the proceeds to be received by Liberty upon expiration of the derivatives.

QVC Bank Credit Facilities

        QVC is party to an unsecured $3.5 billion bank credit facility dated March 3, 2006 (the "March 2006 Credit Agreement"). The March 2006 Credit Agreement is comprised of two $800 million U.S. dollar term loans, a $600 million multi-currency term loan that was drawn in U.S. dollars, a $650 million U.S. dollar revolving loan and a $650 million multi-currency revolving loan. Substantially

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

all revolving loans were fully drawn as of March 31, 2009. The foregoing multi-currency loans can be made, at QVC's option, in U.S. dollars, Japanese yen, U.K. pound sterling or euros. All loans are due and payable on March 3, 2011.

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

        The credit agreements contain restrictive covenants, which require among other things, the maintenance of certain financial ratios and include limitations on indebtedness, liens, encumbrances, dispositions, guarantees and dividends. QVC was in compliance with its debt covenants at March 31, 2009.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011 contemporaneously with the maturity of the March 2006 Credit Agreement. Until December 2008, Liberty accounted for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, the swaps no longer qualify as cash flow hedges under Statement No. 133. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

        QVC is also party to two interest rate swap arrangements with an aggregate notional amount of $600 million. These swap arrangements, which expire in October 2010, provide for QVC to make fixed payments at 3.07% and to receive variable payments at 3 month LIBOR. These swap arrangements do not qualify as cash flow hedges under Statement 133.

DIRECTV Collar Loan

        In April 2008, Liberty entered into an equity collar (the "DIRECTV Collar") for 110 million shares of DIRECTV common stock and a related credit facility (the "Collar Loan") against the present value of the put value of such collar. At the time of closing, Liberty borrowed $1,977 million. The Collar Loan is due as the DIRECTV Collar terminates in six tranches from June 2009 through August 2012. Each tranche is repayable during a six-month period based upon a formula that factors in several variables including the market price of DIRECTV common stock. Interest accrues at an effective weighted average interest rate of 3.5% and is due and payable as each tranche matures. Borrowings are collateralized by the puts underlying the Collar Loan and 170 million shares of DIRECTV common stock owned by Liberty.

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

        The DIRECTV Collar contains a provision that allows the counterparty to terminate a portion of the DIRECTV Collar if the total number of shares of DIRECTV underlying the DIRECTV Collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the DIRECTV Collar, the repayment of the corresponding debt would be accelerated. The counterparty has agreed to waive its right to terminate a portion of the DIRECTV Collar until early June 2009, subject to the condition that the total number of shares underlying the DIRECTV Collar does not exceed 23% of the outstanding public float of DIRECTV common stock. As of March 31, 2009, the total number of shares underlying the DIRECTV Collar did not exceed the 23% limit.

Other Subsidiary Debt

        Other subsidiary debt at March 31, 2009 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2009 is as follows (amounts in millions):

Fixed rate senior notes	$727
Senior debentures	$426

        Due to the low risk nature of the Collar Loan, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt, approximated fair value at March 31, 2009.

(10) Transactions with Related Parties

        The Company has made interest-bearing cash advances to LMC. Such advances, including accrued interest, aggregated $4,441 million as of March 31, 2009. Interest, which accrues daily at 1-year LIBOR plus 1.35% (4.5% at March 31, 2009), aggregated $49 million and $60 million for the three months ended March 31, 2009 and 2008.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at March 31, 2009 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2009 is payable as follows: $60 million in 2009, $11 million in 2010 and $2 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at March 31, 2009. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $330 million in 2009; $245 million in 2010; $98 million in 2011; $94 million in 2012; $84 million in 2013 and $211 million thereafter.

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

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At March 31, 2009, Liberty's guarantees for obligations for films released by such date aggregated $720 million. While the guarantee amount for films not yet released is not determinable, such amount

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Sports Rights

        Liberty Sports Group has entered into agreements with various professional and collegiate sports teams and leagues to purchase the rights to broadcast games through 2020. At March 31, 2009, such commitments aggregated $1,514 million and are due as follows: $117 million in 2009; $134 million in 2010; $133 million in 2011; $121 million in 2012; $105 million in 2013 and $904 million thereafter.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2009 aggregated $231 million, which is payable as follows: $80 million in 2009, $63 million in 2010, $49 million in 2011 and $39 million in 2012. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

(12) Information About Liberty's Operating Segments

        Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of the

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Company's businesses is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

        For the three months ended March 31, 2009, Liberty has identified the following businesses as its reportable segments:

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

  •
  Starz Media—consolidated subsidiary that develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally.

  •
  DIRECTV—equity affiliate that provides digital television entertainment delivered by satellite in the United States and Latin America.

        Liberty's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Performance Measures

	Three months ended March 31,
	2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Consolidated Subsidiaries
QVC	$1,593	319	1,765	387
Starz Entertainment	296	108	273	74
Starz Media	102	5	62	(24)
Corporate and other	334	9	251	(14)

Consolidated Liberty	$2,325	441	2,351	423

Equity Affiliate
DIRECTV	$4,901	1,090	4,591	1,181

Other Information

	March 31, 2009
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Consolidated Subsidiaries
QVC	$13,427	8	25
Starz Entertainment	1,434	—	—
Starz Media	598	—	—
Corporate and other	27,448	14,591	14

Consolidated Liberty	$42,907	14,599	39

Equity Affiliate
DIRECTV	$16,406		539

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended March 31,
	2009	2008
	amounts in millions
Consolidated segment Adjusted OIBDA	$441	423
Stock-based compensation	(28)	(16)
Depreciation and amortization	(178)	(177)
Interest expense	(154)	(166)
Share of earnings (losses) of affiliates	(66)	45
Realized and unrealized losses on financial instruments, net	(235)	(285)
Gains (losses) on dispositions, net	(2)	3,682
Other, net	33	117

Earnings (loss) before income taxes	$(189)	3,623

Information Regarding Forward Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at QVC, Inc. and Starz Entertainment, LLC; anticipated programming and marketing costs at Starz Entertainment; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

        For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Starz Media, LLC, FUN Technologies, Inc., Atlanta National League Baseball Club, Inc. ("ANLBC"), Liberty Sports Holdings, LLC, Leisure Arts, Inc., TruePosition, Inc., BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates eight websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages two websites related to sports nutrition, body building and fitness. Starz Media develops, acquires, produces and distributes live-action, and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. FUN operates websites that offer casual skill games and fantasy sports services. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group is comprised of three regional sports television networks—FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates BuyCostumes.com and CelebrateExpress.com, online retailers of costumes, accessories, décor and party supplies. WFRV TV Station is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 54% ownership interest in The DIRECTV Group, Inc. and a 24% ownership interest in Expedia, Inc., which we account for as equity method investments, and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Split Off Transaction

        During the fourth quarter of 2008, LMC's board of directors approved a plan to redeem a portion of the outstanding shares of LMC's Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary of LMC, Liberty Entertainment, Inc. The Redemption and resulting separation of LEI from our company are referred to as the "Split Off."

        At the time of the Split Off, LEI will hold our interests in DIRECTV (and related collars and debt), Liberty Sports Group and GSN and $30 million in cash. In addition, we and LEI have entered into a revolving credit facility pursuant to which we will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of LMC stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second half of 2009.

Results of Operations

        To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

Consolidated Operating Results

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue
QVC	$1,593	1,765
Starz Entertainment	296	273
Starz Media	102	62
Corporate and other	334	251

Consolidated Liberty	$2,325	2,351

Adjusted OIBDA
QVC	$319	387
Starz Entertainment	108	74
Starz Media	5	(24)
Corporate and other	9	(14)

Consolidated Liberty	$441	423

Operating Income (Loss)
QVC	$178	250
Starz Entertainment	95	60
Starz Media	2	(27)
Corporate and other	(40)	(53)

Consolidated Liberty	$235	230

        Revenue.    Our consolidated revenue decreased $26 million or 1.1% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to a $172 million decrease for QVC offset by increases for our e-commerce businesses ($53 million), Starz Media ($40 million), Liberty Sports Group ($36 million) and Starz Entertainment ($23 million). The increase for Liberty Sports Group is the result of having a full quarter of revenue in 2009, as compared with one month in 2008. See Results of Business below for a more complete discussion of QVC's and Starz Entertainment's results of operations.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (Loss) Before Income Taxes.

        Consolidated Adjusted OIBDA increased $18 million or 4.3% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase is due primarily to increases for Starz Entertainment ($34 million), Starz Media ($29 million) and Liberty Sports Group ($21 million) partially offset by a $68 million decrease for QVC. Starz Media's revenue and Adjusted OIBDA increased in 2009 primarily due to the timing of theatrical and home video revenue and related expenses associated with films released by Overture Films. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video and pay-per-view and premium television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of LMC common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants.

        We recorded $28 million and $16 million of stock compensation expense for the three months ended March 31, 2009 and 2008, respectively. The increase in stock compensation expense in 2009 relates to our liability awards and is due to an increase in our stock prices. As of March 31, 2009, the total unrecognized compensation cost related to unvested LMC equity awards was approximately $85 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

        Operating income.    Our consolidated operating income increased $5 million or 2.2% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase is the net result of the increases for Starz Entertainment and Starz Media, partially offset by the decrease for QVC.

Other Income and Expense

        Interest expense.    Consolidated interest expense decreased 7.2% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to the 2008 retirement of certain of our senior notes and debentures and lower rates on our variable rate debt, partially offset by borrowings against our derivative positions.

        Dividend and interest income-third party.    Interest income decreased in 2009 due to lower interest rates.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2009	2008
	amounts in millions
DIRECTV	$32	36
Expedia	9	12
Sirius	—	—
Other	(107)	(3)

	$(66)	45

        As previously described, we acquired a 41% ownership interest in DIRECTV upon consummation of the News Corporation Exchange in February 2008. We subsequently purchased additional shares of DIRECTV for approximately $1.98 billion. Such purchase, coupled with DIRECTV's stock repurchases, has increased our ownership percentage to 54% as of March 31, 2009. Due to a voting arrangement with DIRECTV that limits our ability to control DIRECTV, we continue to account for our investment using the equity method. Our share of earnings of DIRECTV for the three months ended March 31, 2009 includes $75 million of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 6 to the accompanying condensed consolidated financial statements. Summarized results of operations information for DIRECTV derived from its historical financial statements are as follows:

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$4,901	4,591
Costs of revenue	(2,461)	(2,288)
SG&A expenses	(1,350)	(1,122)
Depreciation and amortization	(666)	(524)

Operating income	424	657
Interest expense	(101)	(63)
Other income, net	13	19
Income tax expense	(124)	(230)

Net earnings	$212	383

        DIRECTV achieved growth in revenue in 2009 due primarily to a larger subscriber base in 2009, partially offset by lower pay-per-view, premium movie channel and advertising revenue. DIRECTV's average revenue per subscriber was relatively flat in 2009, as compared to 2008. The revenue growth was offset by higher subscriber acquisition, upgrade and retention costs, as well as higher programming costs, which resulted in lower operating income. For a more detailed discussion of DIRECTV's results of operations, please see their Quarterly Report on Form 10-Q for the three months ended March 31, 2009 as filed with the Securities and Exchange Commission (the "SEC"). We have had no part in the preparation of DIRECTV's filings with the SEC and are not incorporating by reference any such filing in this Quarterly Report on Form 10-Q.

        Our "other" share of losses in 2009 include $46 million for Ticketmaster and $48 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our first quarter 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that are in excess of other than temporary impairment charges that we recorded on these investments in the fourth quarter of 2008.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2009	2008
	amounts in millions
Statement 159 Securities	$10	(1,421)
Exchangeable senior debentures	(235)	337
Equity collars	(50)	558
Borrowed shares	5	432
Other derivatives	35	(191)

	$(235)	(285)

        Gains (losses) on dispositions.    Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

        Income taxes.    Our effective tax rate in 2009 is 54.0% and exceeds the U.S. federal income tax rate of 35% due to state tax benefits. In 2008, we had pre-tax income of $3,623 million and an income tax benefit of $1,884 million. The News Corporation Exchange completed in 2008 qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

        Net earnings (loss).    Our net earnings (loss) were $(87) million and $5,507 million for the three months ended March 31, 2009 and 2008, respectively, and were the result of the above-described fluctuations in our revenue and expenses.

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

        QVC's operating results are as follows:

	Three months ended March 31,
	2009	2008
	amounts in millions
Net revenue	$1,593	1,765
Cost of sales	(1,033)	(1,120)

Gross profit	560	645
Operating expenses	(158)	(169)
SG&A expenses (excluding stock-based compensation)	(83)	(89)

Adjusted OIBDA	319	387
Stock-based compensation	(4)	(5)
Depreciation and amortization	(137)	(132)

Operating income	$178	250

        Net revenue is generated in the following geographical areas:

	Three months ended March 31,
	2009	2008
	amounts in millions
QVC-US	$1,053	1,176
QVC-UK	117	172
QVC-Germany	223	249
QVC-Japan	200	168

	$1,593	1,765

        QVC's net revenue decreased 9.7% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is comprised of $210 million due to a 11.5% decrease in the number of units shipped, $56 million due to unfavorable foreign currency rates and $21 million due to lower shipping and handling revenue. These decreases were partially offset by a $76 million increase due to a 5.4% increase in the average sales price per unit ("ASP") and $39 million due to a decrease in estimated product returns. Returns as a percent of gross product revenue decreased from 19.9% to 18.9% and reflect a shift in the mix from jewelry to home products, which typically have lower return rates.

        During the three months ended March 31, 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended March 31, 2009
	U.S. dollars	Local currency
QVC-US	(10.5)%	(10.5)%
QVC-UK	(32.0)%	(5.6)%
QVC-Germany	(10.4)%	2.8%
QVC-Japan	19.0%	5.9%

        Revenue of QVC-US continues to be negatively impacted in 2009 by a slow retail environment with weakness experienced in the jewelry, apparel and accessories categories. The home area was able to maintain its prior year sales level due to growth in the electronics and kitchen product categories. QVC-US has experienced a decrease in shipping and handling revenue due to an increase in promotional offers. QVC-UK showed a decline in net revenue in local currency primarily due to a decline in the sales of jewelry and home products, offset slightly by an increase in sales of apparel products. QVC-Germany's net revenue in local currency increased during the three months ended March 31, 2009 due to efforts to grow the beauty business. While QVC-Germany experienced a decline in sales in the home, jewelry and apparel categories, the accessories category, which includes beauty products, increased from 15% to 24% of the total product sales mix. QVC-Japan has shown an increase in net revenue in local currency due primarily to an increase in jewelry and fashion accessories. Japan continues to show weakness in the health and beauty product categories due to the heightened regulatory focus on such products.

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

        QVC's gross profit percentage decreased from 36.5% to 35.2% during the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is primarily due to lower initial product margins for jewelry, home and apparel products.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses decreased 6.5% for the three months ended March 31, 2009, as compared to the corresponding prior year period. As a percentage of net revenue, operating expenses were 9.9% and 9.6% in 2009 and 2008, respectively. The 2009 increase in operating expenses as a percent of revenue is due primarily to production costs, which are generally fixed costs.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased 6.7% during the three months ended March 31, 2009, as compared to the corresponding prior year period. This decrease is primarily due to lower personnel expenses of $9 million and increased credit card income of $4 million. Personnel expenses decreased primarily related to a reduction in workforce administered in the fourth quarter of 2008 as well as lower bonus accruals. These decreases were partially offset by a

$6 million increase in the bad debt provision. QVC has experienced an increase in write-offs and reserves related to its installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the recessionary economic conditions.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be. The affiliation agreements expire in 2009 through 2013. During the three months ended March 31, 2009, 57.8% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period. Subsequent to March 31, 2009, Starz Entertainment and DIRECTV extended their affiliation agreement until June 30, 2013 with substantially the same economic terms as the existing affiliation agreement. Notwithstanding the June 2013 termination date, each of DIRECTV and Starz Entertainment can cause the affiliation agreement to expire if the Merger Agreement is terminated for certain specified reasons. If the affiliation agreement expires under these circumstances, Starz Entertainment and DIRECTV would revert to the previous affiliation agreement which would continue on a month-to-month basis unless terminated by either party upon 60 days written notice. Comcast's affiliation agreement to distribute Encore expires in September 2009. DISH Network's affiliation agreement expires in June 2009.

        Starz Entertainment's operating results are as follows:

	Three months ended March 31,
	2009	2008
	amounts in millions
Revenue	$296	273
Operating expenses	(161)	(167)
SG&A expenses	(27)	(32)

Adjusted OIBDA	108	74
Stock-based compensation	(9)	(10)
Depreciation and amortization	(4)	(4)

Operating income	$95	60

        Starz Entertainment's revenue increased 8.4% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such increase in revenue is comprised of $13 million due to a higher effective rate for Starz Entertainment's services and $10 million due to growth in the weighted average number of subscriptions.

        The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 8.1% in 2009; and EMP average subscriptions increased 2.4% in 2009. The effects on revenue of these increases in subscriptions units are somewhat mitigated by the fixed-rate affiliation agreements that Starz Entertainment has entered into in recent years. In this regard, approximately 36.9% of Starz Entertainment's revenue in 2009 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses decreased 3.6% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to a reduction in license fees, which decreased from $157 million in 2008 to $149 million in 2009. Such decrease in license fees is due to a decrease in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($17 million), partially offset by higher effective rates ($6 million) and the amortization of production costs for original series ($3 million).

        Starz Entertainment's SG&A expenses decreased 15.6% for the three months ended March 31, 2009, as compared to the corresponding prior year period. Such decrease is due primarily to lower personnel costs.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on March 24, 2009. There have been no material developments in such legal proceedings during the three months ended March 31, 2009.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*
Filed herewith

**
Furnished herewith

II-1

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA LLC
Date: May 14, 2009	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: May 14, 2009	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: May 14, 2009	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statement Of Equity (unaudited) Three months ended March 31, 2009
LIBERTY MEDIA LLC AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  Item 4. Controls and Procedures.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX