Form 10-Q
period 2009-06-30
LIBERTY MEDIA LLC
filed 2009-08-13
CIK 1082114

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2009	December 31, 2008
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$3,937	3,135
Trade and other receivables, net	1,299	1,563
Inventory, net	942	1,032
Program rights	481	497
Financial instruments (note 7)	1,819	1,157
Other current assets	142	235

Total current assets	8,620	7,619

Investments in available-for-sale securities and other cost investments, including $617 million and $392 million pledged as collateral for share borrowing arrangements (note 5)	3,550	2,859
Long-term financial instruments (note 7)	308	1,328
Investments in affiliates, accounted for using the equity method (note 6)	15,063	14,490
Property and equipment, at cost	2,070	2,027
Accumulated depreciation	(793)	(696)

	1,277	1,331

Intangible assets not subject to amortization (note 8):
Goodwill	6,443	6,550
Trademarks	2,508	2,511
Other	158	158

	9,109	9,219

Intangible assets subject to amortization, net (note 8)	3,286	3,489
Other assets, at cost, net of accumulated amortization	1,697	1,568

Total assets	$42,910	41,903

(continued)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30, 2009	December 31, 2008
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$440	550
Accrued interest	92	103
Other accrued liabilities	815	999
Financial instruments (note 7)	617	392
Current portion of debt (note 9)	3,312	868
Accrued stock compensation	221	196
Current deferred income tax liabilities	1,495	781
Other current liabilities	317	236

Total current liabilities	7,309	4,125

Long-term debt, including $1,739 million and $1,691 million measured at fair value (note 9)	9,524	11,359
Long-term financial instruments (note 7)	167	189
Deferred income tax liabilities	4,198	4,910
Other liabilities	1,642	1,551

Total liabilities	22,840	22,134

Equity
Member's equity:
Member's equity	29,139	29,114
Note receivable from parent (note 10)	(4,483)	(4,384)
Accumulated other comprehensive earnings, net of taxes	109	70
Accumulated deficit	(4,797)	(5,186)

Total member's equity	19,968	19,614
Noncontrolling interests in equity of subsidiaries	102	155

Total equity	20,070	19,769

Commitments and contingencies (note 11)
Total liabilities and equity	$42,910	41,903

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Revenue:
Net retail sales	$1,936	1,954	3,767	3,904
Communications and programming services	566	533	1,060	934

	2,502	2,487	4,827	4,838

Operating costs and expenses:
Cost of sales	1,208	1,228	2,391	2,466
Operating	543	558	999	999
Selling, general and administrative, including stock-based compensation (note 3)	280	295	553	560
Depreciation and amortization	166	176	344	353

	2,197	2,257	4,287	4,378

Operating income	305	230	540	460
Other income (expense):
Interest expense	(161)	(187)	(315)	(353)
Interest income—parent (note 10)	41	52	90	112
Dividend and interest income—third party	43	41	74	100
Share of earnings of affiliates, net (note 6)	171	165	105	210
Realized and unrealized gains (losses) on financial instruments, net (note 7)	144	(37)	(91)	(322)
Gains (losses) on dispositions, net (notes 5 and 6)	166	(1)	164	3,681
Other, net	35	—	(12)	(2)

	439	33	15	3,426

Earnings before income taxes	744	263	555	3,886
Income tax benefit (expense)	(251)	(97)	(149)	1,787

Net earnings	493	166	406	5,673
Less net earnings attributable to the noncontrolling interests	8	9	17	21

Net earnings attributable to Liberty Media LLC member	$485	157	389	5,652

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Net earnings	$493	166	406	5,673

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	68	(14)	(19)	80
Unrealized holding gains (losses) arising during the period	23	(75)	21	(719)
Recognition of previously unrealized gains on available-for-sale securities, net	(1)	—	—	(2,273)
Share of other comprehensive earnings (loss) of equity affiliates	5	(1)	(10)	(2)
Other	20	47	37	(1)

Other comprehensive earnings (loss)	115	(43)	29	(2,915)

Comprehensive earnings	608	123	435	2,758
Less comprehensive earnings attributable to the noncontrolling interests	11	2	7	26

Comprehensive earnings attributable to Liberty Media LLC member	$597	121	428	2,732

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six months ended June 30,
	2009	2008
	amounts in millions
Cash flows from operating activities:
Net earnings	$406	5,673
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	344	353
Stock-based compensation	63	43
Cash payments for stock-based compensation	(11)	(19)
Noncash interest income, net	(16)	(94)
Share of earnings of affiliates, net	(105)	(210)
Cash receipts from returns on equity investments	28	—
Realized and unrealized losses on financial instruments, net	91	322
Gains on disposition of assets, net	(164)	(3,681)
Deferred income tax benefit	(61)	(2,097)
Other noncash charges, net	51	20
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current assets	348	(26)
Payables and other current liabilities	(127)	(83)

Net cash provided by operating activities	847	201

Cash flows from investing activities:
Cash proceeds from dispositions	483	24
Proceeds from settlement of financial instruments	61	12
Cash received in exchange transactions	—	465
Cash paid for acquisitions, net of cash acquired	(3)	(46)
Investments in and loans to cost and equity investees	(699)	(2,517)
Capital expenditures	(97)	(92)
Net sales of short term investments	59	67
Net decrease in restricted cash	24	340
Net cash transfers to parent	(9)	(253)
Other investing activities, net	(23)	(24)

Net cash used by investing activities	(204)	(2,024)

Cash flows from financing activities:
Borrowings of debt	1,979	3,784
Repayments of debt	(1,735)	(1,165)
Other financing activities, net	(61)	(68)

Net cash provided by financing activities	183	2,551

Effect of foreign currency exchange rates on cash	(24)	13

Net increase in cash and cash equivalents	802	741
Cash and cash equivalents at beginning of period	3,135	3,135

Cash and cash equivalents at end of period	$3,937	3,876

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Six months ended June 30, 2009

	Member's equity	Note receivable from parent	Accumulated other comprehensive earnings	Accumulated deficit	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2009	$29,114	(4,384)	70	(5,186)	155	19,769
Net earnings	—	—	—	389	17	406
Other comprehensive earnings (loss)	—	—	39	—	(10)	29
Stock compensation	25	—	—	—	—	25
Cash transfers to parent, net	—	(9)	—	—	—	(9)
Intercompany interest income	—	(90)	—	—	—	(90)
Distribution to noncontrolling interest	—	—	—	—	(59)	(59)
Other	—	—	—	—	(1)	(1)

Balance at June 30, 2009	$29,139	(4,483)	109	(4,797)	102	20,070

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009
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

        At the time of the Split Off, LEI will hold Liberty's interests in The DIRECTV Group, Inc. ("DIRECTV") (and related collars and debt), Liberty Sports Holdings, Inc. ("Liberty Sports Group") and Gameshow Network, LLC ("GSN") and approximately $30 million in cash. In addition, Liberty and LEI have entered into a revolving credit facility pursuant to which Liberty will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second half of 2009. The Split Off will be accounted for at historical cost due to the fact that the LEI common stock is to be distributed pro rata to holders of Liberty Entertainment tracking stock.

        On May 3, 2009, LMC and LEI entered into an Agreement and Plan of Merger (the "Merger Agreement") with DIRECTV and other parties named therein, pursuant to which, after Liberty completes the Split Off, LEI and DIRECTV will combine under a new parent company (the "Merger Transaction"). The Merger Transaction is subject to certain closing conditions.

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

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
June 30, 2009	$35
June 30, 2008	$27
Six months ended:
June 30, 2009	$63
June 30, 2008	$43

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        During the six months ended June 30, 2009, LMC granted primarily to QVC employees 6.7 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $.85.

        In addition, in April 2009, LMC completed an exchange offer pursuant to which eligible employees of QVC and BuySeasons were offered the opportunity to exchange all (but not less than all) of their outstanding stock options to purchase shares of Series A Liberty Interactive common stock ("LINTA") with an exercise price greater than $7.00 for new options to acquire shares of LINTA. Eligible option holders tendered an aggregate of 11,311,787 shares of LINTA. In exchange, LMC granted the tendering option holders an aggregate of 2,828,022 options to purchase shares of LINTA with an exercise price of $3.41 per share and 2,828,022 options to purchase shares of LINTA with an exercise price of $6.00 per share. The difference between the fair value of the options granted in the exchange offer and the fair value of the options tendered, which aggregated $3 million, will be recognized as stock compensation expense over the vesting term of the options granted.

        The Company has calculated the grant-date fair value for all of the LMC equity classified awards and any subsequent remeasurement of the LMC liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of LMC's stocks and the implied volatility of publicly traded LMC options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LMC—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of options and SARs to purchase LMC common stock granted to certain officers and employees of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Entertainment	WAEP
	numbers of options in thousands
Outstanding at January 1, 2009	4,031	$10.83	31,361	$16.48	15,978	$19.77
Granted	1	$5.14	12,381	$4.49	504	$25.86
Exercised	—		(1)	$2.91	(526)	$18.30
Forfeited/Cancelled/Exchanged	(16)	$13.72	(12,418)	$16.84	(48)	$21.86

Outstanding at June 30, 2009	4,016	$10.82	31,323	$11.60	15,908	$20.00

Exercisable at June 30, 2009	2,434	$13.27	11,730	$20.65	9,513	$20.56

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The following table provides additional information about outstanding options to purchase LMC common stock at June 30, 2009.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,016	$10.82	4.4 years	$15,081	2,434	$13.27	$3,635
Series B Capital	1,408	$15.20	1.7 years	$—	1,408	$15.20	$—
Series A Interactive	31,323	$11.60	5.1 years	$16,923	11,730	$20.65	$661
Series B Interactive	7,491	$23.41	1.9 years	$—	7,491	$23.41	$—
Series A Entertainment	15,908	$20.00	4.3 years	$110,597	9,513	$20.56	$62,376
Series B Entertainment	5,993	$21.57	1.9 years	$32,999	5,993	$21.57	$32,999

        As of June 30, 2009, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $78 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

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

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2009 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$3,510	3,213	297	—
Financial instrument assets	$2,127	—	2,127	—
Financial instrument liabilities	$784	617	167	—
Debt	$1,739	—	1,739	—

        The Company uses the Black-Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities obtained from pricing services. For the Company's debt instruments reported at fair value, the Company gets quoted market prices from pricing services or from evidence of observable inputs, some of which may be obtained using third-party brokers. However, the Company does not believe such instruments are traded on "active markets," as

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

defined in Statement 157. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

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

(5)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. Liberty accounts for certain of its AFS securities pursuant to Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("Statement 159"). Statement 159 permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected to apply the provisions of Statement 159 to those of its AFS securities ("Statement 159 Securities") which it considers to be non-strategic. Accordingly, changes in the fair value of Statement 159 Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $2,617 million as of June 30, 2009.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Investments in AFS securities and other cost investments are summarized as follows:

	June 30, 2009	December 31, 2008
	amounts in millions
Time Warner Inc.(1)	$862	1,033
Time Warner Cable Inc.(2)	272	—
IAC/InterActiveCorp ("IAC")	578	638
Sprint Nextel Corporation ("Sprint")(3)	410	160
Motorola, Inc.(4)	344	328
Viacom, Inc.	172	145
Embarq Corporation(5)	195	157
Other(6)	717	398

Consolidated Liberty	$3,550	2,859

(1)
Includes $76 million and $91 million of shares pledged as collateral for share borrowing arrangements at June 30, 2009 and December 31, 2008, respectively.

(2)
Includes $24 million of shares pledged as collateral for share borrowing arrangements at June 30, 2009.

(3)
Includes $80 million and $17 million of shares pledged as collateral for share borrowing arrangements at June 30, 2009 and December 31, 2008, respectively.

(4)
Includes $344 million and $230 million of shares pledged as collateral for share borrowing arrangements at June 30, 2009 and December 31, 2008, respectively.

(5)
Includes $35 million and $16 million of shares pledged as collateral for share borrowing arrangements at June 30, 2009 and December 31, 2008, respectively.

(6)
Includes $58 million and $38 million of shares pledged as collateral for share borrowing arrangements at June 30, 2009 and December 31, 2008, respectively.

        During the six months ended June 30, 2009, Liberty sold certain of its AFS securities for aggregate cash proceeds of $259 million. The aggregate pre-tax loss recognized by Liberty on such sales and included in gains (losses) on dispositions was $2 million.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	June 30, 2009		December 31, 2008
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$51	21	9	—
Gross unrealized holding losses	$—	—	(4)	—

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(6)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2009 and the carrying amount at December 31, 2008:

	June 30,2009		December 31, 2008
	Percentage ownership	Carrying amount	Carrying amount
	dollar amounts in millions
DIRECTV	55%	$13,225	13,085
Expedia, Inc. ("Expedia")	24%	575	559
Sirius XM Radio Inc. ("Sirius")	40%	344	—
Other	various	919	846

		$15,063	14,490

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Six months ended June 30,
	2009	2008
	amounts in millions
DIRECTV	$179	190
Expedia	19	35
Sirius	4	—
Other	(97)	(15)

	$105	210

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

        At the time of closing, the value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,022 million. Due to additional purchases of DIRECTV stock by Liberty and stock repurchases by DIRECTV, such excess basis has increased to $10,707 million as of June 30, 2009. Such amount has been allocated within memo accounts used for equity accounting purposes to DIRECTV's assets and liabilities. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $151 million and $85 million (net of related taxes) for the six months ended June 30, 2009 and for the four months ended June 30, 2008, respectively.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The market value of the Company's investment in DIRECTV was $13,559 million and $12,571 million at June 30, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	amounts in millions
Current assets	$4,282	4,044
Satellites, net	2,388	2,476
Property and equipment, net	4,117	4,171
Goodwill	3,774	3,753
Intangible assets	1,014	1,172
Other assets	836	923

Total assets	$16,411	16,539

Current liabilities	$3,669	3,585
Deferred income taxes	543	524
Long-term debt	5,604	5,725
Other liabilities	1,701	1,749
Redeemable noncontrolling interest	325	325
Equity	4,569	4,631

Total liabilities and equity	$16,411	16,539

  DIRECTV Consolidated Statements of Operations

	Six months ended June 30,
	2009	2008
	amounts in millions
Revenue	$10,119	9,398
Costs of revenue	(5,020)	(4,614)
Selling, general and administrative expenses	(2,628)	(2,245)
Depreciation and amortization	(1,345)	(1,081)

Operating income	1,126	1,458
Interest expense	(203)	(145)
Other income, net	73	55
Income tax expense	(366)	(517)

Net income	630	851
Less income attributable to noncontrolling interest	(22)	(25)

Net income attributable to The DIRECTV Group, Inc.	$608	826

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Expedia

        The market value of the Company's investment in Expedia was $1,046 million and $570 million at June 30, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	amounts in millions
Current assets	$1,517	1,199
Property and equipment	235	248
Goodwill	3,569	3,539
Intangible assets	830	833
Other assets	55	75

Total assets	$6,206	5,894

Current liabilities	$2,393	1,566
Deferred income taxes	198	190
Long-term debt	895	1,545
Other liabilities	230	212
Equity	2,490	2,381

Total liabilities and equity	$6,206	5,894

  Expedia Consolidated Statements of Operations

	Six months ended June 30,
	2009	2008
	amounts in millions
Revenue	$1,405	1,483
Cost of revenue	(292)	(322)

Gross profit	1,113	1,161
Selling, general and administrative expenses	(798)	(863)
Amortization	(18)	(37)
Restructuring charges and other	(89)	—

Operating income	208	261
Interest expense	(42)	(29)
Other income (expense)	(22)	8
Income tax expense	(62)	(95)

Net earnings	82	145
Net (earnings) loss attributable to noncontrolling interests	(2)	2

Net earnings attributable to Expedia, Inc.	$80	147

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Spin Off Companies from IAC

        IAC completed the spin off of HSN, Interval, Ticketmaster and Lending Tree (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the IAC Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies (other than with respect to the election of directors), and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the IAC Spin Off Companies on a three month lag due to timeliness considerations. Liberty's share of losses of the IAC Spin Off Companies aggregated $97 million for the six months ended June 30, 2009.

Sirius XM Radio Inc.

        During the first quarter of 2009, Liberty made investments/commitments in Sirius totaling approximately $579 million. Liberty's initial investment was the open market purchase of $46 million principal amount of Sirius bonds for $18 million. Such bonds are accounted for by Liberty as AFS debt securities and are marked to market each reporting period. On February 17, 2009, Liberty and Sirius entered into a senior secured loan agreement (the "Senior Loan") whereby Liberty loaned Sirius $250 million at an interest rate of 15% and made a commitment to loan an additional $30 million to fund qualifying expenditures by Sirius (the "Purchase Money Commitment"). In exchange for making the Senior Loan, Liberty received a $30 million origination fee. Liberty has accounted for the origination fee as a discount to the Senior Loan and is amortizing it to interest income over the term of the Senior Loan. On March 6, 2009, Liberty (i) purchased $100 million of a new senior loan facility of a subsidiary of Sirius ("Subsidiary Senior Loan"), (ii) purchased $61 million of bank debt of such subsidiary directly from the lending group and (iii) committed to make a loan of $150 million to such subsidiary in December 2009 ("Subsidiary Commitment"). In addition, Liberty received voting preferred stock of Sirius (the "Sirius Preferred Stock"), which has substantially the same rights and preferences as common shareholders of Sirius, for a cash payment of $12,500. The Sirius Preferred Stock is convertible into common stock equal to 40% of fully diluted equity.

        Liberty has allocated the total consideration paid for the Subsidiary Senior Loan, the Subsidiary Commitment and the Sirius Preferred Stock to each of the instruments based on the relative fair values of such instruments.

        Since the amount of bank debt purchased from the lending group was a transaction with an outside third party and not with Sirius directly, this investment has not been included in the allocation, but has initially been recorded at the amount invested ($61 million).

        During the second quarter of 2009, Sirius issued $525 million of 11.25% Senior Secured Notes due 2013, of which Liberty purchased $100 million principal amount at a purchase price of 95.093% The $500 million in net proceeds of the offering were used to repay all amounts outstanding under the Subsidiary Senior Loan; to replace the $150 million Subsidiary Commitment, which was terminated upon the closing of the offering; and to refinance and repay other debt of Sirius. As such, amounts due to Liberty under the Subsidiary Senior Loan ($100 million original funding and $61 million third party purchase, with an aggregate principal amount of $153 million) were repaid in full resulting in a cash payment to Liberty of $156 million, including associated prepayment premiums. As Liberty's book basis in the debt was originally recorded at a discount, Liberty recognized a gain on the debt repayment of $42 million. In addition, Liberty retired the discounted funding obligation under the terminated

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Subsidiary Commitment, which had a carrying value of $70 million, resulting in a total gain on the Sirius refinancing of $112 million.

        During the second quarter of 2009, Liberty also purchased an additional $62 million face amount of other Sirius bonds at an average price of 70.05%.

        As of June 30, 2009, Liberty had invested aggregate cash of $537 million and had received scheduled debt repayments and cash from the Sirius refinancing totaling $162 million, resulting in a net cash investment of $375 million. Such net cash investment has resulted in Liberty owning the Senior Loan, $208 million principal amount of Sirius public bonds and the Sirius Preferred Stock. In addition, Liberty expects that it will extend the Purchase Money Commitment, subject to the identification of qualifying expenditures.

        Based on Liberty's voting rights and its conclusion that the Sirius Preferred Stock is in-substance common stock in accordance with the criteria in EITF 02-14, Liberty accounts for its investment in the Sirius Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for Sirius on a three-month lag due to timeliness considerations. As of June 30, 2009, the Sirius Preferred Stock had a market value of $1,112 million based on the value of the common stock into which it is convertible.

(7)   Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	June 30, 2009	December 31, 2008
	amounts in millions
Assets
Equity collars(1)	$2,124	2,392
Other	3	93

	2,127	2,485
Less current portion	(1,819)	(1,157)

	$308	1,328

Liabilities
Borrowed shares	$617	392
Other	167	189

	784	581
Less current portion	(617)	(392)

	$167	189

(1)
Includes $2,022 million and $102 million at June 30, 2009 related to the Company's Sprint and DIRECTV equity collars, respectively. The Company has made borrowings against substantially all of the future cash proceeds to be received by the Company upon expiration of these equity collars. See note 9.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Six months ended June 30,
	2009	2008
	amounts in millions
Statement 159 Securities	$645	(1,282)
Exchangeable senior debentures	(333)	388
Equity collars	(228)	223
Borrowed shares	(171)	501
Other derivatives	(4)	(152)

	$(91)	(322)

(8)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC, Inc	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2009	$5,363	132	1,055	6,550
Dispositions	—	—	(118)	(118)
Foreign currency translation adjustments	13	—	—	13
Other	12	—	(14)	(2)

Balance at June 30, 2009	$5,388	132	923	6,443

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $250 million and $258 million for the six months ended June 30, 2009 and 2008, respectively. Based on its amortizable intangible assets as of June 30, 2009, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2009	$246
2010	$474
2011	$433
2012	$390
2013	$379

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(9)   Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal June 30, 2009
		June 30, 2009	December 31, 2008
	amounts in millions
Senior notes and debentures
7.875% Senior Notes due 2009	$104	104	104
7.75% Senior Notes due 2009	13	13	13
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	285	284
8.25% Senior Debentures due 2030	504	501	501
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	1,147	966	918
4% Exchangeable Senior Debentures due 2029	469	171	256
3.75% Exchangeable Senior Debentures due 2030	460	163	241
3.5% Exchangeable Senior Debentures due 2031	495	222	138
3.25% Exchangeable Senior Debentures due 2031	541	217	138
Liberty bank facility	750	750	750
Liberty derivative loan	1,930	1,930	625
QVC bank credit facilities	4,477	4,477	5,230
DIRECTV Collar Loan	2,016	2,016	1,981
Subsidiary debt	220	220	247

Total consolidated Liberty debt	$14,216	12,836	12,227

Less current maturities		(3,312)	(868)

Total long-term debt		$9,524	$11,359

Exchangeable Senior Debentures

        During the second quarter of 2009, Liberty used cash for the voluntary early retirement of $750 million face amount of its Exchangeable Senior Debentures attributable to Liberty Capital. Liberty paid $187.5 million (of which $37.5 million was existing cash collateral) to retire $400 million face amount of its 4% Exchangeable Senior Debentures due 2029 and $350 million face amount of its 3 3/4% Exchangeable Senior Debentures due 2030. Liberty also terminated swap arrangements that reference the 4% and 3 3/4% Exchangeable Senior Debentures with no additional payment. Including this payment, the total cash used to retire the $750 million face amount of Exchangeable Senior Debentures and swaps referencing these Exchangeable Senior Debentures was $503 million, of which $315 million was paid to settle swap arrangements that were settled in November 2008. In addition, in the second quarter of 2009, Liberty purchased and retired $117 million principal amount of its 3.125% Exchangeable Senior Debentures for aggregate cash payments of $99 million.

Liberty Derivative Loan

        During the first quarter of 2009, Liberty made additional net borrowings of $1,638 million against the present value of its Sprint derivatives. Such debt is due when the derivatives expire in 2009 and 2010 and is expected to be retired by the offset of debt left against amounts to be received by Liberty

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

upon expiration of the derivatives. In this regard, in the second quarter of 2009, Liberty repaid $333 million of the Sprint derivative loan with cash on hand. Subsequent to June 30, 2009, a Sprint derivative expired, and Liberty received cash proceeds of $354 million.

QVC Bank Credit Facilities

        Effective June 16, 2009, QVC amended each of its bank credit agreements (the "Amended Credit Agreements"). Concurrent with the execution of the Amended Credit Agreements, QVC retired $750 million of loans at par and cancelled another $19 million of unfunded commitments at no cost, with the remaining $4.48 billion outstanding principal to mature in six tranches between June 2010 and March 2014 as follows: $500 million due in 2010; $702 million due in 2011; $400 million due in 2012; $400 million due in 2013; and $2,475 million due in 2014.

        In connection with the execution of the Amended Credit Agreements, those lenders consenting to the amendments, which hold loans in the aggregate principal amount of approximately $4.23 billion, received certain modified loan terms, including (i) adjusted interest rate margins of 350 to 550 basis points depending on the tranche maturity, (ii) reductions in QVC's maximum leverage ratio, (iii) additional restrictions on creating additional indebtedness and (iv) mandatory prepayment in the event of certain asset sales by QVC. Loans held by the non-consenting lenders, in the aggregate principal amount of approximately $252 million, will continue to receive an interest rate margin of up to 100 basis points with their loans maturing in 2011. All other terms of the Amended Credit Agreements will apply to these loans.

        Cash used to retire the $750 million of loans came from a combination of $250 million in cash from QVC and a $500 million capital contribution from Liberty to QVC.

        QVC was in compliance with all of its debt covenants at June 30, 2009.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011. Until December 2008, Liberty accounted for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, the swaps no longer qualify as cash flow hedges under Statement No. 133. Accordingly, changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

DIRECTV Collar Loan

        In April 2008, Liberty entered into an equity collar (the "DIRECTV Collar") with respect to 110 million shares of DIRECTV common stock and a related credit facility (the "Collar Loan") against the present value of the put value of such collar. At the time of closing, Liberty borrowed $1,977 million. The Collar Loan is due as the DIRECTV Collar terminates in six tranches from June 2009 through August 2012. Each tranche is repayable during a six-month period based upon a formula that factors in several variables including the market price of DIRECTV common stock. Interest accrues at an effective weighted average interest rate of 3.5% and is due and payable as each tranche matures. Borrowings are collateralized by the puts underlying the Collar Loan and 170 million shares of DIRECTV common stock owned by Liberty.

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

        The DIRECTV Collar contains a provision that allows the counterparty to terminate a portion of the DIRECTV Collar if the total number of shares of DIRECTV underlying the DIRECTV Collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the DIRECTV Collar, the repayment of the corresponding debt would be accelerated. As of June 30, 2009, the number of shares of DIRECTV common stock underlying the DIRECTV Collar represented approximately 22% of the outstanding public float of DIRECTV common stock. As of such date, the counterparty had not elected to terminate a portion of the collar.

Other Subsidiary Debt

        Other subsidiary debt at June 30, 2009 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2009 is as follows (amounts in millions):

Fixed rate senior notes	$816
Senior debentures	$572

        Due to the low risk nature of the Collar Loan, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at June 30, 2009.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(10) Transactions with Related Parties

        The Company has made interest-bearing cash advances to LMC. Such advances, including accrued interest, aggregated $4,483 million as of June 30, 2009. Interest, which accrues daily at 1-year LIBOR plus 1.35% (3.0% at June 30, 2009), aggregated $90 million and $112 million for the six months ended June 30, 2009 and 2008.

        During the six months ended June 30, 2009 and the four months ended June 30, 2008, subsidiaries of Liberty recognized aggregate revenue of $168 million and $97 million, respectively, from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $16 million and $12 million to DIRECTV for carriage and marketing.

        In the second quarter of 2009, QVC executed a five-year affiliation agreement with DIRECTV. Pursuant to such agreement, QVC will pay DIRECTV approximately $11 million for improved channel position.

(11) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at June 30, 2009 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2009 is payable as follows: $109 million in 2009, $15 million in 2010 and $2 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at June 30, 2009. In addition, Starz Entertainment has agreed to pay Sony a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension and in December 2008, Starz Entertainment entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz Entertainment's estimate of amounts payable under these agreements is as follows: $213 million in 2009; $361 million in 2010; $98 million in 2011; $93 million in 2012; $84 million in 2013 and $212 million thereafter.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

result of this arrangement, the number of qualifying films under Starz Entertainment's output agreement with Disney may be higher than it would have been otherwise.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At June 30, 2009, Liberty's guarantees for obligations for films released by such date aggregated $795 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

        In connection with agreements for the sale of assets by Liberty or its subsidiaries, Liberty may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. Liberty generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Liberty. These types of indemnification obligations may extend for a number of years. Liberty is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, Liberty has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

Sports Rights

        Liberty Sports Group has entered into agreements with various professional and collegiate sports teams and leagues to purchase the rights to broadcast games through 2020. At June 30, 2009, such commitments aggregated $1,462 million and are due as follows: $61 million in 2009; $135 million in 2010; $133 million in 2011; $122 million in 2012; $105 million in 2013 and $906 million thereafter.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2009 aggregated $205 million, which is payable as follows: $41 million in 2009, $68 million in 2010, $56 million in 2011 and $40 million in 2012. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

(12) Information About Liberty's Operating Segments

        Liberty, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce, media, communications and entertainment industries. Each of the Company's businesses is separately managed. Liberty identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Liberty's pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

        For the six months ended June 30, 2009, Liberty has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

Performance Measures

	Six months ended June 30,
	2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$3,277	692	3,526	774
Starz Entertainment	592	213	548	142
Starz Media	192	22	119	(43)
Corporate and other	766	20	645	(17)

Consolidated Liberty	$4,827	947	4,838	856

Equity Affiliate
DIRECTV	$10,119	2,471	9,398	2,539

	Three months ended June 30,
	2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$1,684	373	1,761	387
Starz Entertainment	296	105	275	68
Starz Media	90	17	57	(19)
Corporate and other	432	11	394	(3)

Consolidated Liberty	$2,502	506	2,487	433

Equity Affiliate
DIRECTV	$5,218	1,381	4,807	1,358

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Other Information

	June 30, 2009
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$13,484	2	73
Starz Entertainment	1,552	—	1
Starz Media	579	—	1
Corporate and other	27,295	15,061	22

Consolidated Liberty	$42,910	15,063	97

Equity Affiliate
DIRECTV	$16,411		1,033

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Consolidated segment Adjusted OIBDA	$506	433	947	856
Stock-based compensation	(35)	(27)	(63)	(43)
Depreciation and amortization	(166)	(176)	(344)	(353)
Interest expense	(161)	(187)	(315)	(353)
Share of earnings of affiliates	171	165	105	210
Realized and unrealized gains (losses) on financial instruments, net	144	(37)	(91)	(322)
Gains (losses) on dispositions, net	166	(1)	164	3,681
Other, net	119	93	152	210

Earnings before income taxes	$744	263	555	3,886

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Starz Media, LLC, CDM Fantasy Sports Corp., Atlanta National League Baseball Club, Inc. ("ANLBC"), Liberty Sports Holdings, LLC, Leisure Arts, Inc., TruePosition, Inc., BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates eleven websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages two websites related to sports nutrition, body building and fitness. Starz Media develops, acquires, produces and distributes live-action, and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. FUN Sports operates websites that offer fantasy sports services. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group is comprised of three regional sports television networks—FSN` Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books through retail and online distribution. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates four websites that offer costumes, accessories, décor and party supplies. WFRV TV Station is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold an approximate 56% ownership interest in The DIRECTV Group, Inc. and a 24% ownership interest in Expedia, Inc., which we account for as equity method investments, and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Split Off Transaction

        During the fourth quarter of 2008, LMC's board of directors approved a plan to redeem a portion of the outstanding shares of LMC's Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary of LMC, Liberty Entertainment, Inc. The Redemption and resulting separation of LEI from our company are referred to as the "Split Off."

        At the time of the Split Off, LEI will hold our interests in DIRECTV (and related collars and debt), Liberty Sports Group and GSN and approximately $30 million in cash. In addition, we and LEI have entered into a revolving credit facility pursuant to which we will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a private letter ruling from the IRS and a tax opinion from tax counsel and is expected to occur in the second half of 2009.

Results of Operations

        To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Revenue
QVC	$1,684	1,761	3,277	3,526
Starz Entertainment	296	275	592	548
Starz Media	90	57	192	119
Corporate and other	432	394	766	645

Consolidated Liberty	$2,502	2,487	4,827	4,838

Adjusted OIBDA
QVC	$373	387	692	774
Starz Entertainment	105	68	213	142
Starz Media	17	(19)	22	(43)
Corporate and other	11	(3)	20	(17)

Consolidated Liberty	$506	433	947	856

Operating Income (Loss)
QVC	$243	253	421	503
Starz Entertainment	92	53	187	113
Starz Media	15	(22)	17	(49)
Corporate and other	(45)	(54)	(85)	(107)

Consolidated Liberty	$305	230	540	460

        Revenue.    Our consolidated revenue increased $15 million or less than 1% and decreased $11 million or less than 1% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to increases for our e-commerce businesses ($59 million), Starz Media ($33 million, including intercompany revenue of $10 million) and Starz Entertainment ($22 million) partially offset by a $77 million decrease for QVC. See Operating Results by Business below for a more complete discussion of the results of operations of certain of our subsidiaries.

        The six month decrease is due primarily to a $249 million decrease for QVC offset by increases for our e-commerce businesses ($112 million), Starz Media ($73 million, including intercompany revenue of $12 million), Liberty Sports Group ($36 million) and Starz Entertainment ($44 million). The increase for Liberty Sports Group is the result of having a full six months of revenue in 2009, as compared with four months in 2008.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings Before Income Taxes.

        Consolidated Adjusted OIBDA increased $73 million or 16.9% and $91 million or 10.6% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to increases for Starz Entertainment ($37 million), Starz Media ($36 million) and our e-commerce businesses ($16 million), partially offset by a $14 million decrease for QVC. Starz Media's revenue and Adjusted OIBDA increased in 2009 primarily due to the timing of theatrical and home video revenue and related expenses associated with films released by Overture Films. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video, video on demand and pay-per-view and television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        The six month increase in Adjusted OIBDA is due primarily to increases for Starz Entertainment ($71 million), Starz Media ($65 million), Liberty Sports Group ($20 million) and our e-commerce businesses ($18 million), partially offset by an $82 million decrease for QVC.

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

        We recorded $63 million and $43 million of stock compensation expense for the six months ended June 30, 2009 and 2008, respectively. The increase in stock compensation expense in 2009 relates to the liability awards and is due to an increase in LMC's stock prices. As of June 30, 2009, the total unrecognized compensation cost related to unvested LMC equity awards was approximately $78 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

        Operating income.    Our consolidated operating income increased $75 million or 32.6% and $80 million or 17.4% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such increases are primarily the net result of the increases for Starz Entertainment, Starz Media and our e-commerce companies, partially offset by the decreases for QVC and an increase in our corporate stock compensation.

Other Income and Expense

        Interest expense.    Consolidated interest expense decreased 13.9% and 10.8% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to the 2009 and 2008 retirement of certain of our exchangeable senior debentures, senior notes and senior debentures, as well as to lower rates on our variable rate debt. These decreases were partially offset by interest expense related to borrowings against our derivative positions.

        Dividend and interest income.    Interest income decreased in 2009 due to lower interest rates on invested cash.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
DIRECTV	$147	154	179	190
Expedia	10	23	19	35
Sirius	4	—	4	—
Other	10	(12)	(97)	(15)

	$171	165	105	210

        As previously described, we acquired a 41% ownership interest in DIRECTV upon consummation of the News Corporation Exchange in February 2008. We subsequently purchased additional shares of DIRECTV for approximately $1.98 billion. Such purchase, coupled with DIRECTV's stock repurchases, has increased our ownership percentage to 55% as of June 30, 2009. Due to a voting arrangement with DIRECTV that limits our ability to control DIRECTV, we continue to account for our investment using the equity method. Our share of earnings of DIRECTV for the six months ended June 30, 2009 and for the four months ended June 30, 2008 includes $151 million and $85 million, respectively, of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 6 to the accompanying condensed consolidated financial statements. Summarized results of operations information for DIRECTV derived from its historical financial statements is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Revenue	$5,218	4,807	10,119	9,398
Costs of revenue	(2,559)	(2,326)	(5,020)	(4,614)
SG&A expenses	(1,278)	(1,123)	(2,628)	(2,245)
Depreciation and amortization	(679)	(557)	(1,345)	(1,081)

Operating income	702	801	1,126	1,458
Interest expense	(102)	(82)	(203)	(145)
Other income, net	60	36	73	55
Income tax expense	(242)	(287)	(366)	(517)

Net income	418	468	630	851
Less net income attributable to noncontrolling interest	(11)	(13)	(22)	(25)

Net income attributable to DIRECTV	$407	455	608	826

        DIRECTV achieved growth in revenue in 2009 due primarily to a larger subscriber base in 2009, partially offset by lower pay-per-view and premium movie channel revenue. In addition, average revenue per subscriber for DIRECTV-U.S. increased less than 2% in 2009, as compared to 2008. The revenue growth was offset by higher subscriber acquisition, upgrade and retention costs, as well as higher programming costs, which resulted in lower operating income. For a more detailed discussion of DIRECTV's results of operations, please see their Quarterly Report on Form 10-Q for the six months ended June 30, 2009 as filed with the Securities and Exchange Commission (the "SEC"). We have had no part in the preparation of DIRECTV's filings with the SEC and are not incorporating by reference any such filing in this Quarterly Report on Form 10-Q.

        Our "other" share of losses for the six months ended June 30, 2009 include $44 million for Ticketmaster and $47 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our first quarter 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that are in excess of other than temporary impairment charges that we recorded on these investments in the fourth quarter of 2008.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Statement 159 Securities	$635	139	645	(1,282)
Exchangeable senior debentures(1)	(98)	51	(333)	388
Equity collars(1)	(178)	(335)	(228)	223
Borrowed shares(1)	(176)	69	(171)	501
Other derivatives	(39)	39	(4)	(152)

	$144	(37)	(91)	(322)

(1)
Changes in fair value are due primarily to changes in the market prices of the underlying marketable securities.

        Gains (losses) on dispositions.    Gains on dispositions in 2009 include $52 million related to our contribution of FUN Technologies to GSN and $112 million related to the repayment of notes receivable by Sirius. Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

        Income taxes.    Our effective tax rate in 2009 is 26.8% and is less than the U.S. federal income tax rate of 35% due to a benefit related to our excess tax basis over book basis for FUN Technologies, which we contributed to GSN in the second quarter of 2009. In 2008, we had pre-tax income of $3,886 million and an income tax benefit of $1,787 million. The News Corporation Exchange completed in 2008 qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

        Net earnings.    Our net earnings were $406 million and $5,673 million for the six months ended June 30, 2009 and 2008, respectively, and were the result of the above-described fluctuations in our revenue and expenses.

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

        QVC's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Net revenue	$1,684	1,761	3,277	3,526
Cost of sales	(1,063)	(1,108)	(2,096)	(2,228)

Gross profit	621	653	1,181	1,298
Operating expenses	(160)	(170)	(318)	(339)
SG&A expenses (excluding stock-based compensation)	(88)	(96)	(171)	(185)

Adjusted OIBDA	373	387	692	774
Stock-based compensation	(3)	(5)	(7)	(10)
Depreciation and amortization	(127)	(129)	(264)	(261)

Operating income	$243	253	421	503

        Net revenue is generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
QVC-US	$1,157	1,181	2,210	2,357
QVC-UK	129	163	246	335
QVC-Germany	196	224	419	473
QVC-Japan	202	193	402	361

	$1,684	1,761	3,277	3,526

        QVC's net revenue decreased 4.4% and 7.1% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. The three month decrease is comprised of $74 million due to a 4.1% decrease in the number of units shipped, $50 million due to unfavorable foreign currency rates and $8 million due to a marginally lower average sales price per unit ("ASP"). These decreases were partially offset by an increase of $55 million due primarily to a decrease in estimated product returns and an increase in shipping and handling revenue. Returns as a percent of gross product revenue decreased from 20.4% to 18.4% and reflect a shift in the mix from jewelry to home products and accessories, which typically have lower return rates. Included in the foregoing variances is a $21 million decrease in revenue related to an immaterial, one-time adjustment to modify QVC's revenue recognition policy to an FOB destination model, which is more appropriate given its history of providing replacements for goods damaged in transit. Such revenue adjustment resulted in an $8 million reduction in Adjusted OIBDA after adjustments to related expenses.

        The six month decrease in revenue is comprised of $282 million due to a 7.8% decrease in the number of units shipped and $107 million due to unfavorable foreign currency rates. These decreases were partially offset by a net increase of $140 million due primarily to $88 million related to a decrease in estimated product returns and $66 million due to a 2.5% increase in the ASP. Returns as a percent of gross product revenue decreased from 20.1% to 18.7% for the six month period and reflect a shift in the mix from jewelry to home products and accessories.

        During the three and six months ended June 30, 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended June 30, 2009		Six months ended June 30, 2009
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	(2.0)%	(2.0)%	(6.2)%	(6.2)%
QVC-UK	(20.9)%	1.3%	(26.6)%	(2.3)%
QVC-Germany	(12.5)%	.7%	(11.4)%	1.9%
QVC-Japan	4.7%	(2.6)%	11.4%	1.3%

        QVC's revenue continues to be negatively impacted in 2009 by a slow retail environment. In the U.S., weaknesses experienced in the jewelry and apparel categories were somewhat offset by growth in the home category due to higher sales of electronics. QVC-UK showed year-over-year growth in net revenue in local currency in the second quarter of 2009 compared to a year-over-year decline in net revenue in local currency in the first quarter of 2009. Such second quarter increase is due primarily to an increase in sales of apparel products. QVC-Germany's net revenue in local currency increased during the three and six months ended June 30, 2009, as compared to the corresponding prior year period, due to efforts to grow the beauty business. Accessories, which include beauty products, increased from 17% to 28% of the total product sales mix for the six months ended June 30, 2009. QVC-Japan reported a decrease in net revenue in local currency in the second quarter of 2009, as compared to the second quarter of 2008, while showing growth of 1% for the six months ended June 30, 2009. The second quarter decrease is primarily due to worsening economic conditions in Japan. For both periods, QVC-Japan reported growth in accessories, apparel and jewelry sales and declines in sales of home, health and beauty products.

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

        QVC's gross profit percentage decreased 20 basis points and 77 basis points during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases are primarily due to lower initial product margins for jewelry, home and apparel products.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses decreased 5.9% and 6.2% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases were primarily due to the decreases in sales. As a percentage of net revenue, operating expenses were fairly consistent in 2009 and 2008.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased 8.3% and 7.6% during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases are primarily due to lower personnel expenses, partially offset by higher bad debt expense. Personnel expenses decreased primarily related to a reduction in workforce administered in the fourth quarter of 2008. The higher bad debt expense relates to an increase in write-offs and reserves related to QVC's installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the recessionary economic conditions.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services. Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be. The affiliation agreements expire in 2009 through 2013. During the six months ended June 30, 2009, 57.5% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period. During the second quarter of 2009, Starz Entertainment entered into new or extended multi-year affiliation agreements with DIRECTV and Dish Network.

        Starz Entertainment's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	amounts in millions
Revenue	$296	275	592	548
Operating expenses	(157)	(165)	(318)	(332)
SG&A expenses	(34)	(42)	(61)	(74)

Adjusted OIBDA	105	68	213	142
Stock-based compensation	(8)	(10)	(17)	(20)
Depreciation and amortization	(5)	(5)	(9)	(9)

Operating income	$92	53	187	113

        Starz Entertainment's revenue increased 7.6% and 8.0% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is comprised of $16 million due to a higher effective rate for Starz Entertainment's services and $5 million due to growth in the weighted average number of subscriptions. The six month increase in revenue is comprised of $24 million related to a higher effective rate and $20 million related to growth in subscriptions. The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 5.3% and 6.4% for the three and six months ended June 30, 2009, respectively; and EMP average subscriptions increased 1.1% and 1.8% in 2009. Approximately 37% of Starz Entertainment's revenue in 2009 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses decreased 4.8% and 4.2% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to a reduction in license fees, which comprised approximately 93% of operating expenses. The three month decrease in license fees is due to a decrease in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($7 million) and a lower effective rate ($4 million) partially offset by the amortization of production costs for original series ($3 million). The six month decrease in license fees is due to a decrease in the percentage of first-run movie exhibitions ($24 million), partially offset by the amortization of production costs for original series ($6 million) and a higher effective rate ($2 million)

        Starz Entertainment's SG&A expenses decreased 19.0% and 17.6% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to lower sales and marketing expenses and lower personnel costs.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

LIBERTY MEDIA LLC

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on March 24, 2009. Except as described in the following paragraph, there have been no material developments in such legal proceedings during the six months ended June 30, 2009.

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

LIBERTY MEDIA LLC
Date: August 13, 2009	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: August 13, 2009	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: August 13, 2009	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statement Of Equity (unaudited) Six months ended June 30, 2009
LIBERTY MEDIA LLC AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  Item 4. Controls and Procedures.
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX