Form 10-Q
period 2009-09-30
LIBERTY MEDIA LLC
filed 2009-11-12
CIK 1082114

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2009	December 31, 2008
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$4,316	3,135
Trade and other receivables, net	1,233	1,563
Inventory, net	1,106	1,032
Program rights	518	497
Financial instruments (note 7)	1,036	1,157
Other current assets	139	235

Total current assets	8,348	7,619

Investments in available-for-sale securities and other cost investments, including $865 million and $392 million pledged as collateral for share borrowing arrangements (note 5)	4,188	2,859
Long-term financial instruments (note 7)	—	1,328
Investments in affiliates, accounted for using the equity method (note 6)	14,978	14,490
Property and equipment, at cost	2,094	2,027
Accumulated depreciation	(831)	(696)

	1,263	1,331

Intangible assets not subject to amortization (note 8):
Goodwill	6,469	6,550
Trademarks	2,508	2,511
Other	158	158

	9,135	9,219

Intangible assets subject to amortization, net (note 8)	3,240	3,489
Other assets, at cost, net of accumulated amortization	1,678	1,568

Total assets	$42,830	41,903

(continued)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30, 2009	December 31, 2008
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$620	550
Accrued interest	60	103
Other accrued liabilities	889	999
Financial instruments (note 7)	919	392
Current portion of debt (note 9)	3,015	868
Accrued stock compensation	232	196
Current deferred income tax liabilities	1,415	781
Other current liabilities	285	236

Total current liabilities	7,435	4,125

Long-term debt, including $2,168 million and $1,691 million measured at fair value (note 9)	9,069	11,359
Long-term financial instruments (note 7)	210	189
Deferred income tax liabilities	4,262	4,910
Other liabilities	1,677	1,551

Total liabilities	22,653	22,134

Equity
Member's equity:
Member's equity	29,168	29,114
Note receivable from parent (note 10)	(4,463)	(4,384)
Accumulated other comprehensive earnings, net of taxes	322	70
Accumulated deficit	(4,969)	(5,186)

Total member's equity	20,058	19,614
Noncontrolling interests in equity of subsidiaries	119	155

Total equity	20,177	19,769

Commitments and contingencies (note 11)
Total liabilities and equity	$42,830	41,903

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Revenue:
Net retail sales	$1,827	1,798	5,594	5,702
Communications and programming services	540	580	1,600	1,514

	2,367	2,378	7,194	7,216

Operating costs and expenses:
Cost of sales	1,182	1,179	3,573	3,645
Operating	552	582	1,551	1,581
Selling, general and administrative, including stock-based compensation (note 3)	308	348	861	908
Depreciation and amortization	166	179	510	532
Impairment of long-lived assets	—	34	—	34

	2,208	2,322	6,495	6,700

Operating income	159	56	699	516
Other income (expense):
Interest expense	(194)	(190)	(509)	(543)
Interest income—parent (note 10)	35	48	125	160
Dividend and interest income—third party	25	38	99	138
Share of earnings of affiliates, net (note 6)	138	141	243	351
Realized and unrealized gains (losses) on financial instruments, net (note 7)	(383)	77	(474)	(245)
Gains (losses) on dispositions, net (notes 5 and 6)	(14)	(2)	150	3,679
Other than temporary declines in fair value of investments	—	(444)	—	(445)
Other, net	(13)	(24)	(25)	(25)

	(406)	(356)	(391)	3,070

Earnings (loss) before income taxes	(247)	(300)	308	3,586
Income tax benefit (expense)	84	89	(65)	1,876

Net earnings (loss)	(163)	(211)	243	5,462
Less net earnings attributable to the noncontrolling interests	9	8	26	29

Net earnings (loss) attributable to Liberty Media LLC member	$(172)	(219)	217	5,433

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Net earnings (loss)	$(163)	(211)	243	5,462

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	42	(115)	23	(35)
Unrealized holding gains (losses) arising during the period	163	(42)	184	(761)
Recognition of previously unrealized losses (gains) on available-for-sale securities, net	(2)	273	(2)	(2,000)
Share of other comprehensive earnings (loss) of equity affiliates	21	(4)	11	(6)
Other	(3)	—	34	(1)

Other comprehensive earnings (loss)	221	112	250	(2,803)

Comprehensive earnings (loss)	58	(99)	493	2,659
Less comprehensive earnings attributable to the noncontrolling interests	17	8	24	34

Comprehensive earnings (loss) attributable to Liberty Media LLC member	$41	(107)	469	2,625

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Nine months ended September 30,
	2009	2008
	amounts in millions
Cash flows from operating activities:
Net earnings	$243	5,462
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	510	532
Impairment of long-lived assets	—	34
Stock-based compensation	98	67
Cash payments for stock-based compensation	(11)	(22)
Noncash interest, net	(10)	(123)
Share of earnings of affiliates, net	(243)	(351)
Cash receipts from returns on equity investments	28	—
Realized and unrealized losses on financial instruments, net	474	245
Gains on disposition of assets, net	(150)	(3,679)
Other than temporary declines in fair value of investments	—	445
Deferred income tax benefit	(208)	(2,185)
Other noncash charges, net	79	77
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Current and other assets	124	(84)
Payables and other current liabilities	136	(93)

Net cash provided by operating activities	1,070	325

Cash flows from investing activities:
Cash proceeds from dispositions	353	24
Proceeds from settlement of financial instruments	1,095	12
Cash received in exchange transactions	—	465
Cash paid for acquisitions, net of cash acquired	(4)	(77)
Investments in and loans to cost and equity investees	(818)	(2,549)
Repayment of loan by equity investee	409	—
Capital expended for property and equipment	(152)	(131)
Net sales of short term investments	58	79
Reclass of cash to short-term marketable securities	—	(523)
Net decrease in restricted cash	63	367
Net cash transfers from (to) parent	46	(474)
Other investing activities, net	(22)	(60)

Net cash provided (used) by investing activities	1,028	(2,867)

Cash flows from financing activities:
Borrowings of debt	3,094	4,658
Repayments of debt	(4,061)	(1,284)
Other financing activities, net	63	(94)

Net cash provided (used) by financing activities	(904)	3,280

Effect of foreign currency exchange rates on cash	(13)	1

Net increase in cash and cash equivalents	1,181	739
Cash and cash equivalents at beginning of period	3,135	3,135

Cash and cash equivalents at end of period	$4,316	3,874

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Condensed Consolidated Statement Of Equity

(unaudited)

Nine months ended September 30, 2009

	Member's equity	Note receivable from parent	Accumulated other comprehensive earnings	Accumulated deficit	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2009	$29,114	(4,384)	70	(5,186)	155	19,769
Net earnings	—	—	—	217	26	243
Other comprehensive earnings (loss)	—	—	252	—	(2)	250
Stock compensation	54	—	—	—	—	54
Cash transfers from parent, net	—	46	—	—	—	46
Intercompany interest income	—	(125)	—	—	—	(125)
Distribution to noncontrolling interest	—	—	—	—	(59)	(59)
Other	—	—	—	—	(1)	(1)

Balance at September 30, 2009	$29,168	(4,463)	322	(4,969)	119	20,177

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009
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

        Effective January 1, 2009, Liberty adopted new guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest. Among other matters, (a) the noncontrolling interest is reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statement of income. Also, SAB 51 Gains for subsidiaries are recorded in equity and SAB 51 Gains for equity affiliates are recorded in earnings. Liberty has applied these changes prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

        The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Subsequent events have been evaluated for recognition and disclosure through the date of the filing of this Quarterly Report on From 10-Q. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2008.

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

(2)   Split Off and Merger Transactions

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

        At the time of the Split Off, LEI will hold Liberty's interests in The DIRECTV Group, Inc. ("DIRECTV") (and related collars and debt), Liberty Sports Group and GSN and approximately $80 million in cash. In addition, Liberty and LEI have entered into a revolving credit facility pursuant to which Liberty will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a tax opinion from tax counsel and (x) the satisfaction or waiver of all conditions to the Merger Transaction described below or (y) the termination of the Merger Agreement described below. The Split Off and Merger Transaction are expected to occur in the fourth quarter of 2009.

        On May 3, 2009, LMC and LEI entered into an Agreement and Plan of Merger (the "Merger Agreement") with DIRECTV and other parties named therein, pursuant to which, after LMC completes the Split Off, LEI and DIRECTV will combine under a new parent company ("New DIRECTV") (the "Merger Transaction"). The holders of LEI Series A will be entitled to receive 1.11111 shares of New DIRECTV Class A common stock for each share of LEI Series A common stock held by them (as adjusted pursuant to the Merger Agreement). The Chairman of LEI and certain related persons will receive 1.11111 shares of New DIRECTV Class B common stock for each share of LEI Series B common stock held by them (as adjusted pursuant to the Merger Agreement). All other holders of LEI Series B common stock will be entitled to receive 1.11111 shares of New DIRECTV Class A common stock for each share of LEI Series B common stock held by them (as adjusted pursuant to the Merger Agreement). The Merger Transaction is subject to certain closing conditions. The Split Off and Merger Transaction, if consummated, will be accounted for at fair value. If the Merger Agreement has been terminated, but the Split Off is completed, the Split Off will be accounted for at historical cost.

(3)   Stock-Based Compensation

        Certain of the Company's employees and employees of its subsidiaries hold options and stock appreciation rights ("SARs") to purchase shares of LMC common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2009	$35
September 30, 2008	$24
Nine months ended:
September 30, 2009	$98
September 30, 2008	$67

        During the nine months ended September 30, 2009, LMC granted, primarily to QVC employees, 7.0 million options to purchase shares of Series A Liberty Interactive common stock. Such options had a weighted average grant-date fair value of $.94 per share.

        In addition, in April 2009, LMC completed an exchange offer pursuant to which eligible employees of QVC, Inc. ("QVC") and BuySeasons.com, Inc. ("BuySeasons") (both wholly-owned subsidiaries of Liberty) were offered the opportunity to exchange all (but not less than all) of their outstanding stock options to purchase shares of Series A Liberty Interactive common stock ("LINTA") with an exercise price greater than $7.00 for new options to acquire shares of LINTA. Eligible option holders tendered an aggregate of 11,311,787 shares of LINTA. In exchange, LMC granted the tendering option holders an aggregate of 2,828,022 options to purchase shares of LINTA with an exercise price of $3.41 per share and 2,828,022 options to purchase shares of LINTA with an exercise price of $6.00 per share. The difference between the fair value of the options granted in the exchange offer and the fair value of the options tendered, which aggregated $3 million, will be recognized as stock compensation expense over the vesting term of the options granted.

        During the nine months ended September 30, 2009, LMC granted, primarily to one of its directors, 507,870 options to purchase shares of Series A Liberty Entertainment common stock. Such options had a weighted average grant-date fair value of $4.57 per share.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

LMC—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of options and SARs to purchase LMC common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Interactive	WAEP	Liberty Entertainment	WAEP
	numbers of options in thousands
Outstanding at January 1, 2009	4,031	$10.83	31,361	$16.48	15,978	$19.77
Granted	2	$11.85	12,626	$4.60	508	$25.87
Exercised	(445)	$13.63	(231)	$3.19	(4,265)	$19.53
Forfeited/Cancelled/Exchanged	(18)	$20.75	(12,943)	$16.67	(57)	$34.75

Outstanding at September 30, 2009	3,570	$10.42	30,813	$11.62	12,164	$20.02

Exercisable at September 30, 2009	2,163	$12.77	13,719	$19.06	6,449	$20.75

        The following table provides additional information about outstanding options to purchase LMC common stock at September 30, 2009.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	3,570	$10.42	4.4 years	$38,009	2,163	$12.77	$18,157
Series B Capital	1,408	$15.20	1.4 years	$8,830	1,408	$15.20	$8,830
Series A Interactive	30,813	$11.62	4.9 years	$117,751	13,719	$19.06	$11,256
Series B Interactive	7,491	$23.41	1.7 years	$—	7,491	$23.41	$—
Series A Entertainment	12,164	$20.02	4.8 years	$138,030	6,449	$20.75	$69,921
Series B Entertainment	5,993	$21.57	1.7 years	$57,151	5,993	$21.57	$57,151

        As of September 30, 2009, the total unrecognized compensation cost related to unvested LMC equity Awards was approximately $70 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

(4)   Assets and Liabilities Measured at Fair Value

        For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2009 Using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Available-for-sale securities	$4,150	3,786	364	—
Financial instrument assets	$1,036	—	1,036	—
Financial instrument liabilities	$1,129	865	264	—
Debt	$2,168	—	2,168	—

        The Company uses the Black-Scholes Model to estimate fair value for the majority of its Level 2 financial instrument assets and liabilities using observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities obtained from pricing services. For the Company's debt instruments reported at fair value, the Company gets quoted market prices from pricing services or from evidence of observable inputs, some of which may be obtained using third-party brokers. However, the Company does not believe such instruments are traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

        The Company incorporates a credit risk valuation adjustment in its fair value measurements to estimate the impact of both its own nonperformance risk and the nonperformance risk of its counterparties. The Company estimates credit risk associated with its and its counterparties nonperformance primarily by using observable credit default swap rates for terms similar to those of the remaining life of the instrument, adjusted for any master netting arrangements or other factors that provide an estimate of nonperformance risk. These are Level 3 inputs. However, as the credit risk valuation adjustments were not significant, the Company continues to report its equity collars, interest rate swaps and put options as Level 2.

(5)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $2,974 million as of September 30, 2009.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Investments in AFS securities and other cost investments are summarized as follows:

	September 30, 2009	December 31, 2008
	amounts in millions
Time Warner Inc.(1)	$985	1,033
Time Warner Cable Inc.(2)	370	—
IAC/InterActiveCorp ("IAC")	717	638
Sprint Nextel Corporation ("Sprint")(3)	307	160
Motorola, Inc.(4)	446	328
Viacom, Inc.	213	145
CenturyTel, Inc./Embarq Corporation(5)	196	157
Other(6)	954	398

Consolidated Liberty	$4,188	2,859

(1)
Includes $87 million and $91 million of shares pledged as collateral for share borrowing arrangements at September 30, 2009 and December 31, 2008, respectively.

(2)
Includes $33 million of shares pledged as collateral for share borrowing arrangements at September 30, 2009.

(3)
Includes $134 million and $17 million of shares pledged as collateral for share borrowing arrangements at September 30, 2009 and December 31, 2008, respectively.

(4)
Includes $446 million and $230 million of shares pledged as collateral for share borrowing arrangements at September 30, 2009 and December 31, 2008, respectively.

(5)
Includes $78 million and $16 million of shares pledged as collateral for share borrowing arrangements at September 30, 2009 and December 31, 2008, respectively.

(6)
Includes $87 million and $38 million of shares pledged as collateral for share borrowing arrangements at September 30, 2009 and December 31, 2008, respectively.

        During the nine months ended September 30, 2009, Liberty sold certain of its AFS securities for aggregate cash proceeds of $269 million. No gain or loss was recognized by Liberty on such sales.

Unrealized Holdings Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	September 30, 2009		December 31, 2008
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$245	53	9	—
Gross unrealized holding losses	$—	—	(4)	—

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(6)   Investments in Affiliates Accounted for Using the Equity Method

        Liberty has various investments accounted for using the equity method. The following table includes Liberty's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2009 and the carrying amount at December 31, 2008:

	September 30, 2009		December 31, 2008
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
DIRECTV	57%	$13,382	13,085
Expedia, Inc. ("Expedia")	24%	606	559
Sirius XM Radio Inc. ("Sirius")	40%	63	—
Other	various	927	846

		$14,978	14,490

        The following table presents Liberty's share of earnings (losses) of affiliates:

	Nine months ended September 30,
	2009	2008
	amounts in millions
DIRECTV	$304	301
Expedia	47	58
Sirius	(14)	—
Other	(94)	(8)

	$243	351

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

        Liberty accounted for the News Corporation Exchange as a nonmonetary exchange. Accordingly, Liberty recorded the assets received at an amount equal to the fair value of the News Corporation common stock given up. Such amount was allocated to DIRECTV and Liberty Sports Group based on their relative fair values as follows (amounts in millions):

Cash	$463
DIRECTV	10,765
Liberty Sports Group	448
Deferred tax liability	(1,512)

Total	$10,164

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        Liberty estimated the fair values of Liberty Sports Group and DIRECTV's assets using a combination of discounted cash flows and market prices for comparable assets.

        At the time of closing, the value attributed to Liberty's investment in DIRECTV exceeded Liberty's proportionate share of DIRECTV's equity by $8,022 million. Due to additional purchases of DIRECTV stock by Liberty and stock repurchases by DIRECTV, such excess basis has increased to $11,032 million as of September 30, 2009. Such amount has been allocated within memo accounts used for equity accounting purposes to DIRECTV's assets and liabilities. Amortization related to the intangible assets with identifiable useful lives within the memo accounts is included in Liberty's share of earnings of DIRECTV in the accompanying condensed consolidated statement of operations and aggregated $231 million and $153 million (net of related taxes) for the nine months ended September 30, 2009 and for the seven months ended September 30, 2008, respectively.

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

        The market value of the Company's investment in DIRECTV was $15,134 million and $12,571 million at September 30, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for DIRECTV is as follows:

  DIRECTV Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	amounts in millions
Current assets	$5,476	4,044
Satellites, net	2,364	2,476
Property and equipment, net	4,153	4,171
Goodwill	3,811	3,753
Intangible assets	952	1,172
Other assets	871	923

Total assets	$17,627	16,539

Current liabilities	$4,269	3,585
Deferred income taxes	723	524
Long-term debt	6,591	5,725
Other liabilities	1,625	1,749
Redeemable noncontrolling interest	325	325
Equity	4,094	4,631

Total liabilities and equity	$17,627	16,539

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  DIRECTV Consolidated Statements of Operations

	Nine months ended September 30,
	2009	2008
	amounts in millions
Revenue	$15,584	14,379
Costs of revenue	(7,784)	(7,122)
Selling, general and administrative expenses	(3,981)	(3,466)
Depreciation and amortization	(2,008)	(1,675)

Operating income	1,811	2,116
Interest expense	(304)	(248)
Other income, net	92	93
Income tax expense	(585)	(712)

Net income	1,014	1,249
Less income attributable to noncontrolling interest	(40)	(60)

Net income attributable to The DIRECTV Group, Inc.	$974	1,189

Expedia

        The market value of the Company's investment in Expedia was $1,658 million and $570 million at September 30, 2009 and December 31, 2008, respectively. Summarized unaudited financial information for Expedia is as follows:

  Expedia Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	amounts in millions
Current assets	$1,456	1,199
Property and equipment	232	248
Goodwill	3,579	3,539
Intangible assets	825	833
Other assets	55	75

Total assets	$6,147	5,894

Current liabilities	$2,177	1,566
Deferred income taxes	212	190
Long-term debt	895	1,545
Other liabilities	227	212
Equity	2,636	2,381

Total liabilities and equity	$6,147	5,894

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

  Expedia Consolidated Statements of Operations

	Nine months ended September 30,
	2009	2008
	amounts in millions
Revenue	$2,258	2,316
Cost of revenue	(462)	(500)

Gross profit	1,796	1,816
Selling, general and administrative expenses	(1,234)	(1,304)
Amortization	(28)	(52)
Restructuring charges and other	(103)	—

Operating income	431	460
Interest expense	(64)	(49)
Other expense, net	(26)	(8)
Income tax expense	(142)	(164)

Net earnings	199	239
Net (earnings) loss attributable to noncontrolling interests	(2)	3

Net earnings attributable to Expedia, Inc.	$197	242

Spin Off Companies from IAC

        IAC completed the spin off of HSN, Interval, Ticketmaster and Lending Tree (the "IAC Spin Off Companies") on August 21, 2008. Liberty received an approximate 30% ownership interest in each of the IAC Spin Off Companies. Liberty allocated its carrying value in IAC prior to the spin off among IAC and the IAC Spin Off Companies based on their relative fair values at the time of the spin off. Liberty received no super voting shares in and has no special voting arrangements with respect to any of the IAC Spin Off Companies (other than with respect to the election of directors), and therefore, accounts for its interests using the equity method of accounting. Liberty has elected to record its share of earnings/losses for each of the IAC Spin Off Companies on a three month lag due to timeliness considerations. Liberty's share of losses of the IAC Spin Off Companies aggregated $89 million for the nine months ended September 30, 2009.

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

        Liberty allocated the total consideration paid for the Subsidiary Senior Loan, the Subsidiary Commitment and the Sirius Preferred Stock to each of the instruments based on the relative fair values of such instruments.

        Since the amount of bank debt purchased from the lending group was a transaction with an outside third party and not with Sirius directly, this investment was not included in the allocation, but was recorded at the amount invested ($61 million).

        During the second quarter of 2009, Sirius issued $525 million of 11.25% Senior Secured Notes due 2013, of which Liberty purchased $100 million principal amount at a purchase price of 95.093% The $500 million in net proceeds of the offering were used to repay all amounts outstanding under the Subsidiary Senior Loan; to replace the $150 million Subsidiary Commitment, which was terminated upon the closing of the offering; and to refinance and repay other debt of Sirius. As such, amounts due to Liberty under the Subsidiary Senior Loan ($100 million original funding and $61 million third party purchase, with an aggregate principal amount of $153 million) were repaid in full resulting in a cash payment to Liberty of $156 million, including associated prepayment premiums. As Liberty's book basis in the debt was originally recorded at a discount, Liberty recognized a gain on the debt repayment of $42 million. In addition, Liberty retired the discounted funding obligation under the terminated Subsidiary Commitment, which had a carrying value of $70 million, resulting in a total gain on the Sirius refinancing of $67 million after eliminating 40% of the gain related to Liberty's ownership in Sirius.

        During the second quarter of 2009, Liberty also purchased an additional $62 million face amount of other Sirius bonds at an average price of 70.05%.

        During the third quarter of 2009, Sirius completed another bond offering and used a portion of the proceeds to repay the Senior Loan. Liberty recognized a gain of $27 million upon receipt of such payment related to the unamortized discount on the Senior Loan. Also, in the third quarter, Liberty purchased an additional $84 million face amount of Sirius bonds for cash payments of $74 million and sold $13 million face amount of Sirius bonds for cash proceeds of $13.4 million.

        As of September 30, 2009, Liberty had invested aggregate cash of $611 million and had received scheduled debt repayments, cash from the Sirius refinancings and bond sales proceeds totaling $425 million, resulting in a net cash investment of $186 million. Such net cash investment has resulted in Liberty owning $279 million principal amount of Sirius public bonds and the Sirius Preferred Stock. In addition, the Purchase Money Commitment has been cancelled.

        Based on Liberty's voting rights and its conclusion that the Sirius Preferred Stock is in-substance common stock, Liberty accounts for its investment in the Sirius Preferred Stock using the equity method of accounting. Liberty has elected to record its share of earnings/losses for Sirius on a three-month lag due to timeliness considerations. As of September 30, 2009, the Sirius Preferred Stock had a market value of $1,656 million based on the value of the common stock into which it is convertible.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(7)   Financial Instruments

        The Company's financial instruments are summarized as follows:

Type of financial instrument	September 30, 2009	December 31, 2008
	amounts in millions
Assets
Equity collars(1)	$1,036	2,392
Other	—	93

	1,036	2,485
Less current portion	(1,036)	(1,157)

	$—	1,328

Liabilities
Borrowed shares	$865	392
Other	264	189

	1,129	581
Less current portion	(919)	(392)

	$210	189

(1)
Represents the Company's Sprint equity collars at September 30, 2009. The Company has made borrowings against substantially all of the future cash proceeds to be received by the Company upon expiration of these equity collars. See note 9.

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Nine months ended September 30,
	2009	2008
	amounts in millions
Non-strategic Securities	$1,008	(1,889)
Exchangeable senior debentures	(771)	866
Equity collars	(375)	443
Borrowed shares	(314)	585
Other derivatives	(22)	(250)

	$(474)	(245)

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(8)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	QVC	Starz Entertainment	Other	Total
	amounts in millions
Balance at January 1, 2009	$5,363	132	1,055	6,550
Dispositions	—	—	(118)	(118)
Foreign currency translation adjustments	29	—	—	29
Other	12	—	(4)	8

Balance at September 30, 2009	$5,404	132	933	6,469

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $369 million and $389 million for the nine months ended September 30, 2009 and 2008, respectively. Based on its amortizable intangible assets as of September 30, 2009, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2009	$138
2010	$495
2011	$450
2012	$401
2013	$383

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(9)   Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal September 30, 2009
		September 30, 2009	December 31, 2008
	amounts in millions
Senior notes and debentures
7.875% Senior Notes due 2009	$—	—	104
7.75% Senior Notes due 2009	—	—	13
5.7% Senior Notes due 2013	803	801	801
8.5% Senior Debentures due 2029	287	284	284
8.25% Senior Debentures due 2030	504	501	501
3.25% Exchangeable Senior Debentures due 2031	541	301	138
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	1,138	1,104	918
4% Exchangeable Senior Debentures due 2029	469	241	256
3.75% Exchangeable Senior Debentures due 2030	460	216	241
3.5% Exchangeable Senior Debentures due 2031	494	306	138
Liberty bank facility	750	750	750
Liberty derivative loan	1,155	1,155	625
QVC 7.5% Senior Secured Notes due 2019	1,000	983	—
QVC bank credit facilities	3,235	3,235	5,230
DIRECTV Collar Loan	1,888	1,888	1,981
Subsidiary debt	319	319	247

Total consolidated Liberty debt	$13,043	12,084	12,227

Less current maturities		(3,015)	(868)

Total long-term debt		$9,069	11,359

Exchangeable Senior Debentures

        During the second quarter of 2009, Liberty used cash for the voluntary early retirement of $750 million face amount of its Exchangeable Senior Debentures. Liberty paid $187.5 million (of which $37.5 million was existing cash collateral) to retire $400 million face amount of its 4% Exchangeable Senior Debentures due 2029 and $350 million face amount of its 3 3/4% Exchangeable Senior Debentures due 2030. Liberty also terminated swap arrangements that reference the 4% and 3 3/4% Exchangeable Senior Debentures with no additional payment. The total cash used to retire the $750 million face amount of Exchangeable Senior Debentures and swaps referencing these Exchangeable Senior Debentures was $503 million, of which $315 million was paid to settle swap arrangements that were settled in November 2008. Liberty also purchased and retired $126 million principal amount of its 3.125% Exchangeable Senior Debentures for aggregate cash payments of $106 million.

Liberty Derivative Loan

        During the first quarter of 2009, Liberty made additional net borrowings of $1,638 million against the present value of its Sprint derivatives. Such debt is due when the derivatives expire in 2009 and

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

2010 and is expected to be retired by the offset of debt left against amounts to be received by Liberty upon expiration of the derivatives. In this regard, in the second quarter of 2009, Liberty repaid $333 million of the Sprint derivative loan with cash on hand. In addition, in the third quarter of 2009, Liberty repaid $775 million of the Sprint derivative loans. In the third quarter of 2009, certain Sprint derivatives expired, and Liberty received cash proceeds of $1,027 million.

QVC 7.5% Senior Secured Notes due 2019

        During the third quarter of 2009, QVC issued $1.0 billion principal amount of 7.5% Senior Secured Notes due 2019 (the "QVC Notes") at an issue price of 98.278%. QVC used the net proceeds from such offering to fund the purchase and cancellation of outstanding term loans under QVC's senior secured credit facilities that mature in 2014.

QVC Bank Credit Facilities

        Effective June 16, 2009, QVC amended each of its bank credit agreements (the "Amended Credit Agreements"). Concurrent with the execution of the Amended Credit Agreements, QVC retired $750 million of loans at par and cancelled another $19 million of unfunded commitments at no cost. As noted above, QVC purchased and cancelled outstanding term loans under its Amended Credit Agreements with proceeds from the issuance of the QVC Notes. The remaining $3.23 billion outstanding principal matures in six tranches between June 2010 and March 2014 as follows: $500 million due in 2010; $702 million due in 2011; $400 million due in 2012; $400 million due in 2013; and $1,233 million due in 2014.

        In connection with the execution of the Amended Credit Agreements, those lenders consenting to the amendments, which held loans in the aggregate principal amount of approximately $4.23 billion, received certain modified loan terms, including (i) adjusted interest rate margins of 350 to 550 basis points depending on the tranche maturity, (ii) reductions in QVC's maximum leverage ratio, (iii) additional restrictions on creating additional indebtedness and (iv) mandatory prepayment in the event of certain asset sales by QVC. Loans held by the non-consenting lenders, in the aggregate principal amount of approximately $252 million, will continue to receive an interest rate margin of up to 100 basis points with their loans maturing in 2011. All other terms of the Amended Credit Agreements will apply to these loans.

        Cash used to retire the $750 million of loans came from a combination of $250 million in cash from QVC and $500 million from Liberty.

        QVC was in compliance with all of its debt covenants at September 30, 2009.

QVC Interest Rate Swap Arrangements

        QVC is party to ten separate interest rate swap arrangements with an aggregate notional amount of $2,200 million to manage the cash flow risk associated with interest payments on its variable rate debt. The swap arrangements provide for QVC to make fixed payments at rates ranging from 4.9575% to 5.2928% and to receive variable payments at 3 month LIBOR. All of the swap arrangements expire in March 2011. Until December 2008, Liberty accounted for the swap arrangements as cash flow hedges with the effective portions of changes in the fair value reflected in other comprehensive earnings in the accompanying condensed consolidated balance sheet. In December 2008, QVC elected interest terms under its credit facilities that do not effectively match the terms of the swap arrangements. As a result, the swaps no longer qualify as cash flow hedges under GAAP. Accordingly,

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

changes in the fair value of the swaps are now reflected in realized and unrealized gains or losses on financial instruments in the accompanying condensed consolidated statements of operations.

        QVC is also party to two interest rate swap arrangements with an aggregate notional amount of $600 million. These swap arrangements, which expire in October 2010, provide for QVC to make fixed payments at 3.07% and to receive variable payments at 3 month LIBOR. These swap arrangements do not qualify as cash flow hedges under GAAP.

        During the third quarter of 2009, QVC entered into seven new forward interest rate swap arrangements with an aggregate notional amount of $1.75 billion. Such arrangements provide for payments beginning in March 2011 and extending to March 2013. QVC will make fixed payments at rates ranging from 2.98% to 3.67% and receive variable payments at 3 month LIBOR. These swap arrangements are not accounted for as cash flow hedges.

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

        In November 2008, Liberty chose to unwind 50% of the first tranche of the DIRECTV Collar. The first tranche expires in 2009 and originally had 22.5 million DIRECTV shares underlying it. As part of this transaction, Liberty repaid the portion of the Collar Loan ($228.4 million) associated with the shares that were unwound. Such repayment was funded with (1) proceeds from the collar unwind ($45.5 million), (2) funds borrowed from the remaining capacity of the Collar Loan ($181.1 million) and (3) cash on hand ($1.8 million). As a result of this transaction, the amount of the Collar Loan due in 2009 is approximately $258 million including accrued interest, of which $146 million was paid through September 30, 2009.

        The DIRECTV Collar contains a provision that allows the counterparty to terminate a portion of the DIRECTV Collar if the total number of shares of DIRECTV underlying the DIRECTV Collar exceeds 20% of the outstanding public float of DIRECTV common stock. In the event the counterparty chooses to terminate a portion of the DIRECTV Collar, the repayment of the corresponding debt would be accelerated. As of September 30, 2009, the number of shares of DIRECTV common stock underlying the DIRECTV Collar represented approximately 24% of the outstanding public float of DIRECTV common stock. As of the date of filing of this Quarterly Report on Form 10-Q, the counterparty had not elected to terminate a portion of the collar.

Other Subsidiary Debt

        Other subsidiary debt at September 30, 2009 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Fair Value of Debt

        Liberty estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Liberty for debt of the same remaining maturities. The fair value of Liberty's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2009 is as follows (amounts in millions):

Fixed rate senior notes	$758
Senior debentures	$704

        The fair value of the QVC Notes was approximately $1.0 billion as of September 30, 2009. Due to the low risk nature of the Collar Loan, Liberty believes that the carrying amount approximates fair value. Due to its variable rate nature, Liberty believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at September 30, 2009.

(10) Transactions with Related Parties

        The Company has made interest-bearing cash advances to LMC. Such advances, including accrued interest, aggregated $4,463 million as of September 30, 2009. Interest, which accrues daily at 1-year LIBOR plus 1.35% (3.0% at September 30, 2009), aggregated $125 million and $160 million for the nine months ended September 30, 2009 and 2008, respectively.

        During the nine months ended September 30, 2009 and the seven months ended September 30, 2008, subsidiaries of Liberty recognized aggregate revenue of $255 million and $183 million, respectively, from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $27 million and $21 million to DIRECTV for carriage and marketing.

        In 2009, QVC executed a five-year affiliation agreement with DIRECTV. Pursuant to such agreement, QVC paid DIRECTV approximately $11 million for improved channel position.

(11) Commitments and Contingencies

Film Rights

        Starz Entertainment, a wholly-owned subsidiary of Liberty, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz Entertainment has entered into agreements with a number of motion picture producers which obligate Starz Entertainment to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz Entertainment at September 30, 2009 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2009 is payable as follows: $116 million in 2009, $21 million in 2010 and $4 million thereafter.

        Starz Entertainment has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz Entertainment until some future date. These amounts have not been accrued at September 30, 2009. In addition, Starz Entertainment has agreed to pay Sony Pictures Entertainment ("Sony") a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension. In December 2008, Starz Entertainment entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz Entertainment's estimate of amounts payable under these agreements is as

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

follows: $58 million in 2009; $480 million in 2010; $95 million in 2011; $94 million in 2012; $84 million in 2013 and $212 million thereafter.

        In addition, Starz Entertainment is also obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2012 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 10-12 months after their theatrical release. The Programming Fees to be paid by Starz Entertainment are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz Entertainment is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant. In February 2009, Disney announced that it has agreed to enter into a long-term distribution arrangement with DreamWorks Studios. Under the terms of this arrangement, Disney will handle distribution and marketing for approximately six DreamWorks films each year. As a result of this arrangement, the number of qualifying films under Starz Entertainment's output agreement with Disney may be higher than it would have been otherwise.

Guarantees

        Liberty guarantees Starz Entertainment's obligations under certain of its studio output agreements. At September 30, 2009, Liberty's guarantees for obligations for films released by such date aggregated $786 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz Entertainment has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz Entertainment, a consolidated subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.

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

Sports Rights

        Liberty Sports Group has entered into agreements with various professional and collegiate sports teams and leagues to purchase the rights to broadcast games through 2020. At September 30, 2009, such commitments aggregated $1,419 million and are due as follows: $20 million in 2009; $134 million in 2010; $133 million in 2011; $122 million in 2012; $105 million in 2013 and $905 million thereafter.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

guaranteed contracts as of September 30, 2009 aggregated $167 million, which is payable as follows: $3 million in 2009, $68 million in 2010, $56 million in 2011 and $40 million in 2012. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

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

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

        For the nine months ended September 30, 2009, Liberty has identified the following businesses as its reportable segments:

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

  •
  Expedia—equity affiliate that provides online travel services.

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

Performance Measures

	Nine months ended September 30,
	2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$4,944	1,035	5,167	1,086
Starz Entertainment	893	306	826	220
Starz Media	248	(49)	223	(125)
Corporate and other	1,109	15	1,000	(32)

Consolidated Liberty	$7,194	1,307	7,216	1,149

Equity Affiliates
DIRECTV	$15,584	3,819	14,379	3,791

Expedia	$2,258	561	2,316	513

LIBERTY MEDIA LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2009		2008
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
QVC	$1,667	343	1,641	312
Starz Entertainment	301	93	278	78
Starz Media	56	(71)	104	(82)
Corporate and other	343	(5)	355	(15)

Consolidated Liberty	$2,367	360	2,378	293

Equity Affiliates
DIRECTV	$5,465	1,348	4,981	1,252

Expedia	$852	246	833	215

Other Information

	September 30, 2009
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QVC	$14,640	2	112
Starz Entertainment	1,630	—	5
Starz Media	589	—	1
Corporate and other	25,971	14,976	34

Consolidated Liberty	$42,830	14,978	152

Equity Affiliates
DIRECTV	$17,627		1,548

Expedia	$6,147		63

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Consolidated segment Adjusted OIBDA	$360	293	1,307	1,149
Stock-based compensation	(35)	(24)	(98)	(67)
Depreciation and amortization	(166)	(179)	(510)	(532)
Impairment of long-lived assets	—	(34)	—	(34)
Interest expense	(194)	(190)	(509)	(543)
Share of earnings of affiliates	138	141	243	351
Realized and unrealized gains (losses) on financial instruments, net	(383)	77	(474)	(245)
Gains (losses) on dispositions, net	(14)	(2)	150	3,679
Other than temporary declines in fair value of investments	—	(444)	—	(445)
Other, net	47	62	199	273

Earnings (loss) before income taxes	$(247)	(300)	308	3,586

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

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses. Our other consolidated subsidiaries include Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, Starz Media, LLC, CDM Fantasy Sports Corp., Atlanta National League Baseball Club, Inc. ("ANLBC"), Liberty Sports Holdings, LLC (Liberty Sports Group"), Leisure Arts, Inc., TruePosition, Inc., BuySeasons, Inc. and WFRV and WJMN Television Station, Inc. ("WFRV TV Station"). Provide operates an e-commerce marketplace of websites for perishable goods, including flowers and fruits and desserts, as well as upscale personalized gifts. Backcountry operates websites offering outdoor and backcountry sports gear and clothing. Bodybuilding manages websites related to sports nutrition, body building and fitness. Starz Media develops, acquires, produces and distributes live-action and animated films and television productions for the theatrical, home video, television and other ancillary markets in the United States and internationally. FUN Sports operates websites that offer fantasy sports services. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. Liberty Sports Group is comprised of three regional sports television networks—FSN' Rocky Mountain, FSN Northwest and FSN Pittsburgh. Leisure Arts publishes and markets needlework, craft, decorating, entertaining and other lifestyle interest "how-to" books through retail and online distribution. TruePosition provides equipment and technology that deliver location-based services to wireless users. BuySeasons operates websites that offer costumes, accessories, décor and party supplies. WFRV TV Station is a CBS broadcast affiliate that serves Green Bay, Wisconsin and Escanaba, Michigan.

        In addition to the foregoing businesses, we hold ownership interests in The DIRECTV Group, Inc., Expedia, Inc. and Sirius XM Radio Inc., which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable, IAC/InterActiveCorp and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Split Off Transaction

        During the fourth quarter of 2008, LMC's board of directors approved a plan to redeem a portion of the outstanding shares of LMC's Entertainment Group tracking stock for all of the outstanding shares of a newly formed subsidiary of our company, Liberty Entertainment, Inc. The Redemption and resulting separation of LEI from our company are referred to as the "Split Off."

        At the time of the Split Off, LEI will hold our interests in DIRECTV (and related collars and debt), Liberty Sports Group and GSN and approximately $80 million in cash. In addition, we and LEI have entered into a revolving credit facility pursuant to which we will provide LEI with up to $300 million principal amount of loans. The Split Off is conditioned on, among other matters, receipt of stockholder approval and receipt of a tax opinion from tax counsel and (x) the satisfaction or waiver of all conditions to the Merger Transaction described in note 2 or (y) the termination of the Merger Agreement described in note 2. The Split Off and Merger Transaction are expected to occur in the fourth quarter of 2009.

Results of Operations

        To assist you in understanding and analyzing our business in the same manner we do, we have organized the following discussion of our results of operations into two parts: Consolidated Operating Results and Operating Results by Business.

Consolidated Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Revenue
QVC	$1,667	1,641	4,944	5,167
Starz Entertainment	301	278	893	826
Starz Media	56	104	248	223
Corporate and other	343	355	1,109	1,000

Consolidated Liberty	$2,367	2,378	7,194	7,216

Adjusted OIBDA
QVC	$343	312	1,035	1,086
Starz Entertainment	93	78	306	220
Starz Media	(71)	(82)	(49)	(125)
Corporate and other	(5)	(15)	15	(32)

Consolidated Liberty	$360	293	1,307	1,149

Operating Income (Loss)
QVC	$209	175	630	678
Starz Entertainment	78	63	265	176
Starz Media	(73)	(86)	(56)	(135)
Corporate and other	(55)	(96)	(140)	(203)

Consolidated Liberty	$159	56	699	516

        Revenue.    Our consolidated revenue decreased less than 1% for each of the three and nine month periods ended September 30, 2009, as compared to the corresponding prior year period. The three month decrease is due primarily to decreases for Starz Media ($48 million) and our sale of FUN Technologies ($14 million), partially offset by a $26 million increase for QVC and a $23 million increase for Starz Entertainment. See Operating Results by Business below for a more complete discussion of the results of operations of certain of our subsidiaries.

        The nine month decrease is due primarily to a $223 million decrease for QVC and a $27 million decrease for the sale of FUN Technologies, partially offset by increases for our e-commerce businesses ($115 million), Starz Entertainment ($67 million) and Liberty Sports Group ($36 million). The increase for Liberty Sports Group is the result of having a full nine months of revenue in 2009, as compared with seven months in 2008.

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

        Consolidated Adjusted OIBDA increased $67 million or 22.9% and $158 million or 13.8% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to increases for QVC ($31 million), Starz Entertainment ($15 million), Starz Media ($11 million) and TruePosition ($10 million). Starz Media's Adjusted OIBDA improved in 2009 primarily due to the timing of theatrical and home video revenue and related expenses associated with films released by Starz Animation and Overture Films. Theatrical print costs and advertising expenses related to the release of a film are recognized at the time the advertisements are run and generally exceed the theatrical revenue earned from the film. In addition, amortization of film production costs begins when revenue recognition begins. Although there can be no assurance, the expectation when films are approved for production or acquisition is that the ultimate revenue to be earned from theatrical release, home video, video on demand and pay-per-view and television distribution, which revenue may be earned over several years, will exceed the costs associated with the film.

        The nine month increase in Adjusted OIBDA is due primarily to increases for Starz Entertainment ($86 million), Starz Media ($76 million), TruePosition ($25 million) and our e-commerce businesses ($20 million), partially offset by a $51 million decrease for QVC.

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

        We recorded $98 million and $67 million of stock compensation expense for the nine months ended September 30, 2009 and 2008, respectively. The increase in stock compensation expense in 2009 primarily relates to our liability awards and is due to an increase in LMC's stock prices. As of September 30, 2009, the total unrecognized compensation cost related to unvested LMC equity awards was approximately $70 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2 years.

        Operating income.    Our consolidated operating income increased $103 million and $183 million for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The nine month increase is primarily the net result of the increases for Starz Entertainment, Starz Media, TruePosition and our e-commerce companies, partially offset by the decrease for QVC and an increase in our corporate stock compensation. In addition, in 2008 we recognized a $34 million impairment charge related to WFRV TV Station.

  Other Income and Expense

        Interest expense.    Consolidated interest expense increased 2.1% and decreased 6.3% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. Such fluctuations are due primarily to decreases related to the 2009 and 2008 retirement of certain of our exchangeable senior debentures and senior notes and debentures. These decreases were offset by increases related to higher interest rates on the QVC debt and interest expense related to borrowings against our derivative positions.

        Dividend and interest income—third party.    Interest income decreased in 2009 due to lower interest rates on invested cash.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
DIRECTV	$125	111	304	301
Expedia	28	23	47	58
Sirius	(18)	—	(14)	—
Other	3	7	(94)	(8)

	$138	141	243	351

        As previously described, we acquired a 41% ownership interest in DIRECTV upon consummation of the News Corporation Exchange in February 2008. We subsequently purchased additional shares of DIRECTV for approximately $1.98 billion. Such purchase, coupled with DIRECTV's stock repurchases, has increased our ownership percentage to 57% as of September 30, 2009. Due to a voting arrangement with DIRECTV that limits our ability to control DIRECTV, we continue to account for our investment using the equity method. Our share of earnings of DIRECTV for the nine months ended September 30, 2009 and for the seven months ended September 30, 2008 includes $231 million and $153 million, respectively, of amortization (net of related taxes) of identifiable intangibles included in our excess basis as described in note 6 to the accompanying condensed consolidated financial statements. Summarized results of operations information for DIRECTV derived from its historical financial statements is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Revenue	$5,465	4,981	15,584	14,379
Costs of revenue	(2,764)	(2,508)	(7,784)	(7,122)
SG&A expenses	(1,353)	(1,221)	(3,981)	(3,466)
Depreciation and amortization	(663)	(594)	(2,008)	(1,675)

Operating income	685	658	1,811	2,116
Interest expense	(101)	(103)	(304)	(248)
Other income, net	19	38	92	93
Income tax expense	(219)	(195)	(585)	(712)

Net income	384	398	1,014	1,249
Less net income attributable to noncontrolling interest	(18)	(35)	(40)	(60)

Net income attributable to DIRECTV	$366	363	974	1,189

        DIRECTV achieved growth in revenue in 2009 due primarily to a larger subscriber base in 2009, partially offset by lower premium movie channel revenue. In addition, average revenue per subscriber for DIRECTV-U.S. increased less than 2% in 2009, as compared to 2008. The revenue growth was offset by higher subscriber acquisition, upgrade and retention costs, as well as higher programming costs, which resulted in lower operating income. For a more detailed discussion of DIRECTV's results of operations, please see their Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 as filed with the Securities and Exchange Commission (the "SEC"). We have had no part in the preparation of DIRECTV's filings with the SEC and are not incorporating by reference any such filing in this Quarterly Report on Form 10-Q.

        Our "other" share of losses for the nine months ended September 30, 2009 include $42 million for Ticketmaster and $43 million for HSN. As we record our share of losses for these affiliates on a three month lag, the losses reflected in our first quarter 2009 results include our share of goodwill impairment charges recorded by Ticketmaster and HSN in the fourth quarter of 2008 that are in excess of other than temporary impairment charges that we recorded on these investments in the fourth quarter of 2008.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Non-strategic Securities	$363	(607)	1,008	(1,889)
Exchangeable senior debentures	(438)	478	(771)	866
Equity collars(1)	(147)	220	(375)	443
Borrowed shares(1)	(143)	84	(314)	585
Other derivatives	(18)	(98)	(22)	(250)

	$(383)	77	(474)	(245)

(1)
Changes in fair value are due primarily to changes in the market prices of the underlying marketable securities.

        Gains (losses) on dispositions.    Gains on dispositions in 2009 include $52 million related to our contribution of FUN Technologies to GSN and $94 million related to the repayment of notes receivable by Sirius. Gains on dispositions in 2008 include $3,666 million related to the News Corporation Exchange.

        Other than temporary declines in fair value of investments.    In the third quarter of 2008, we recognized a $440 million other-than-temporary decline in value of our investment in IAC. No such charges were recognized in 2009.

        Income taxes.    Our effective tax rate for the nine months ended September 30, 2009 is 21.1% and is less than the U.S. federal income tax rate of 35% primarily due to a benefit related to our excess tax basis over book basis for FUN Technologies, which we contributed to GSN in the second quarter of 2009. In 2008, we had pre-tax income of $3,426 million and an income tax benefit of $1,937 million. The News Corporation Exchange completed in 2008 qualifies as an IRC Section 355 transaction, and therefore does not trigger federal or state income tax obligations. In addition, upon consummation of this exchange transaction, deferred tax liabilities previously recorded for the difference between our book and tax bases in our News Corporation investment in the amount of $1,791 million were reversed with an offset to income tax benefit.

        Net earnings.    Our net earnings were $243 million and $5,462 million for the nine months ended September 30, 2009 and 2008, respectively, and were the result of the above-described fluctuations in our revenue and expenses.

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

        QVC's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Net revenue	$1,667	1,641	4,944	5,167
Cost of sales	(1,074)	(1,070)	(3,170)	(3,298)

Gross profit	593	571	1,774	1,869
Operating expenses	(162)	(164)	(480)	(503)
SG&A expenses (excluding stock-based compensation)	(88)	(95)	(259)	(280)

Adjusted OIBDA	343	312	1,035	1,086
Stock-based compensation	(4)	(2)	(11)	(12)
Depreciation and amortization	(130)	(135)	(394)	(396)

Operating income	$209	175	630	678

        Net revenue is generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
QVC-US	$1,098	1,073	3,308	3,430
QVC-UK	148	159	394	494
QVC-Germany	216	228	635	701
QVC-Japan	205	181	607	542

	$1,667	1,641	4,944	5,167

        QVC's net revenue increased 1.6% and decreased 4.3% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is comprised of $16 million due to an increase in shipping and handling revenue, $15 million due to lower estimated product returns and $5 million due to a 1.6% increase in the average sales price per unit ("ASP"). These increases were partially offset by a $10 million decrease due to a marginal decrease in the number of units sold from 36.8 million units to 36.6 million units and unfavorable foreign currency rates. Returns as a percent of gross product revenue decreased from 20.8% to 19.9% and reflect a shift in the mix from jewelry and apparel to home products and accessories, which typically have lower return rates.

        The nine month decrease in revenue is comprised of $289 million due to a 5.4% decrease in the number of units sold and $113 million due to unfavorable foreign currency rates. These decreases were partially offset by a net increase of $179 million due primarily to $102 million related to a decrease in estimated product returns and $73 million due to a 2.3% increase in the ASP. Returns as a percent of gross product revenue decreased from 20.3% to 19.1% for the nine month period and reflect a shift in the mix from jewelry and apparel to home products and accessories.

        During the three and nine months ended September 30, 2009, the changes in revenue and expenses were impacted by changes in the exchange rates for the UK pound sterling, the euro and the Japanese yen. In the event the U.S. dollar strengthens against these foreign currencies in the future,

QVC's revenue and operating cash flow will be negatively impacted. The percentage increase (decrease) in revenue for each of QVC's geographic areas in dollars and in local currency is as follows:

	Percentage increase (decrease) in net revenue
	Three months ended September 30, 2009		Nine months ended September 30, 2009
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-US	2.3%	2.3%	(3.6)%	(3.6)%
QVC-UK	(6.9)%	6.1%	(20.2)%	0.5%
QVC-Germany	(5.3)%	(0.9)%	(9.4)%	1.0%
QVC-Japan	13.3%	(1.0)%	12.0%	0.5%

        QVC-US net revenue increased 2.3% in the three months ended September 30, 2009 compared to a year-over-year decline in the first quarter and second quarter 2009 of 10.5% and 2.0%, respectively. The growth in net revenue in the current period is due primarily to a decrease in return rates and an increase in shipping and handling revenue due to the full implementation and increased customer usage of prepaid return labels. QVC-UK showed greater year-over-year growth in net revenue in local currency in the third quarter of 2009 at 6.1% compared to a year-over-year decline in the first quarter 2009 and 1.3% growth in the second quarter. Such third quarter increase is due primarily to increased sales of apparel and beauty products. This third quarter growth has moved the nine months ended September 30, 2009 results to a positive position. QVC-Germany's net revenue in local currency decreased during the three months ended September 30, 2009 due primarily to a decrease in units sold of 9.5% being only partially offset by an 8.5% increase in ASP. The decrease in net revenue for the three months ended September 30, 2009 is due primarily to weakness in the sales of jewelry, apparel and home products. QVC-Germany continues efforts to grow the beauty business. Accessories, which include beauty products, increased approximately 10 basis points to 28% for the three and nine months ended September 2009. QVC-Japan reported a decrease in net revenue in local currency in the third quarter 2009, as compared to the third quarter of 2008, while showing growth of 0.5% for the nine months ended September 30, 2009. For the three months ended September 30, 2009, QVC-Japan experienced growth in the accessories, apparel, health and beauty product categories which was more than offset by declines in the jewelry and home product categories. For the nine months ended September 30, 2009, QVC-Japan experienced growth in the accessories, apparel and jewelry product categories and declines in sales of home, health and beauty products.

        The QVC service is already received by substantially all of the cable television and direct broadcast satellite homes in the U.S., UK and Germany. In addition, the rate of growth in households is expected to diminish in Japan. Therefore, future sales growth will primarily depend on additions of new customers from homes already receiving the QVC service and growth in sales to existing customers. QVC's future sales may also be affected by (i) the willingness of cable and satellite distributors to continue carrying QVC's programming service, (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital, (iii) changes in television viewing habits because of personal video recorders, video-on-demand and IP television and (iv) general economic conditions.

        QVC's gross profit percentage increased from 34.8% to 35.6% for the three months ended September 30, 2009 and decreased from 36.2% to 35.9% during the nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to favorable warehouse distribution and freight costs. The nine month decrease is due primarily to lower initial product margins in the jewelry, home and apparel product categories, partially offset by favorable warehouse distribution and freight costs.

        QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expense and production costs. Operating expenses decreased 1.2% and 4.6% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases were primarily due to a decrease in customer service expenses related to staff efficiencies. As a percentage of net revenue, operating expenses were fairly consistent in 2009 and 2008.

        QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased 7.4% and 7.5% during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The three month decrease is due primarily to a reduction in franchise and sales tax expense and lower marketing expenses offset by an increase in the bad debt provision. The reduction in franchise and sales tax expenses is due primarily to favorable audit settlements. The higher bad debt expense relates to an increase in write-offs and reserves related to QVC's installment receivables and private label credit card. Such increases in bad debt are due to an increase in customer use of the installment payment plan offered by QVC and to the recessionary economic conditions.

        The nine month decrease is due to lower personnel expenses, increased credit card income, lower franchise tax expense and decreased marketing expenditures. Personnel expenses decreased due primarily to a reduction in workforce administered in the fourth quarter of 2008. These decreases were partially offset by an increase in the bad debt provision for the reasons mentioned above.

        Starz Entertainment.    Starz Entertainment provides premium programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Substantially all of Starz Entertainment's revenue is derived from the delivery of movies to subscribers under affiliation agreements with television video programming distributors. Some of Starz Entertainment's affiliation agreements provide for payments to Starz Entertainment based on the number of subscribers that receive Starz Entertainment's services ("consignment agreements"). Starz Entertainment also has fixed-rate affiliation agreements with certain of its customers. Pursuant to these agreements, the customers pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate is contractually increased annually or semi-annually as the case may be. The affiliation agreements expire in 2009 through 2013. During the nine months ended September 30, 2009, 57.5% of Starz Entertainment's revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated more than 10% of Starz Entertainment's revenue for such period. During the second quarter of 2009, Starz Entertainment entered into new or extended multi-year affiliation agreements with DIRECTV and Dish Network.

        Starz Entertainment's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	amounts in millions
Revenue	$301	278	893	826
Operating expenses	(173)	(173)	(491)	(505)
SG&A expenses	(35)	(27)	(96)	(101)

Adjusted OIBDA	93	78	306	220
Stock-based compensation	(12)	(11)	(29)	(31)
Depreciation and amortization	(3)	(4)	(12)	(13)

Operating income	$78	63	265	176

        Starz Entertainment's revenue increased 8.3% and 8.1% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is comprised of $22 million due to a higher effective rate for Starz Entertainment's services and $1 million due to growth in the weighted average number of subscriptions. The nine month increase in revenue is comprised of $52 million related to a higher effective rate and $15 million related to growth in subscriptions. The Starz movie service and Encore and the Encore thematic multiplex channels ("EMP") movie service are the primary drivers of Starz Entertainment's revenue. Starz average subscriptions increased 1.4% and 4.7% for the three and nine months ended September 30, 2009, respectively; and EMP average subscriptions decreased 1% for the quarter and increased .8% for the nine months in 2009. Such weighted average increases are the net result of increases in subscriptions under consignment agreements, partially offset by decreases in subscriptions under fixed-rate agreements. Approximately 35% of Starz Entertainment's revenue in 2009 was earned under its fixed-rate affiliation agreements.

        Starz Entertainment's operating expenses were flat and decreased 2.8% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. Such decreases are due primarily to a reduction in license fees, which comprised approximately 92% of operating expenses. The three month decrease in license fees is due to a decrease in the percentage of first-run movie exhibitions (which have a relatively higher cost per title) as compared to the number of library product exhibitions ($3 million) and a lower effective rate ($9 million) partially offset by the amortization and write-off of production costs for original series ($9 million). The nine month decrease in license fees is due to a decrease in the percentage of first-run movie exhibitions ($28 million) and a lower effective rate ($7 million) partially offset by the amortization and write-off of production costs for original series ($16 million).

        Starz Entertainment's SG&A expenses increased 29.6% and decreased 5.0% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The three month increase is due primarily to higher sales and marketing expenses and higher personnel costs. Such expenses are still lower in 2009 on a year-to-date basis.

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

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA LLC

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on March 24, 2009. There have been no material developments in such legal proceedings during the nine months ended September 30, 2009.

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

LIBERTY MEDIA LLC
Date: November 12, 2009	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: November 12, 2009	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: November 12, 2009	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA LLC AND SUBSIDIARIES Condensed Consolidated Statement Of Equity (unaudited) Nine months ended September 30, 2009
LIBERTY MEDIA LLC AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  Item 4. Controls and Procedures.
LIBERTY MEDIA LLC
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX